Form 10-K
period 2013-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2013-05-30
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,211,357,296, based on the closing sale price as reported on the New York Stock Exchange.
As of May 24, 2013, 136,247,299 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III.

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

In fiscal 2013 (i.e., the twelve-month period ending March 31, 2013), Lionsgate released 20 motion pictures theatrically, which included both Lionsgate and Summit Entertainment, LLC (“Summit”) films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In fiscal 2014 and future years, we intend to release approximately 13 to 16 motion pictures theatrically per year.

Our television business consists of the development, production, syndication and distribution of television productions. We currently produce, syndicate and distribute 28 television shows, which air on 20 networks and distribute approximately 280 series worldwide. In fiscal 2014, we expect to grow our television business through continued production and distribution of original content.

We distribute our library of approximately 15,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, through various digital media platforms, joint ventures, and pay and free television channels in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Ireland, and indirectly to other international markets through our subsidiaries and various third parties.

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

Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. In this regard, we have acquired, integrated and/or consolidated into our business the following:

•	Summit, an independent worldwide theatrical motion picture development, production and distribution studio (acquired in January 2012);

•	Mandate Pictures LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures (collectively, “Redbus” and currently, Lions Gate UK Limited (“Lionsgate UK”)), a U.K. based independent film distributor (acquired in October 2005);

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

As part of this strategy, we have also acquired ownership interests in the following:

•
Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”) (a 16% interest), a diversified media company focusing on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers (interest acquired in January 2012);

•
Pantelion Films (a 49% interest), a studio designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (interest acquired in July 2010);

•
TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TVGN”) (a 50% interest), an entertainment channel featuring original and acquired programming (interest acquired in February 2009);

•
Studio 3 Partners LLC (“EPIX”) (a 31.2% interest), a premium entertainment service available on television, video-on-demand (“VOD”), online and consumer electronic devices (interest acquired in April 2008);

•	Elevation Sales Limited (“Elevation”) (a 50% interest), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside Attractions”) (a 43% interest), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”) (a 42.0% interest), a creator, publisher, and distributor of digital entertainment content (interest acquired in June 2007); and

•	Horror Entertainment, LLC (“FEARnet”) (a 34.5% interest), a multiplatform programming and content service provider (interest acquired in October 2006).

Our acquisitions and joint ventures support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary to the disciplined approach that we apply to our acquisitions and joint ventures, we are also constantly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goal to create a multiplatform global industry leader in entertainment. Consequently, when appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

Our Industry

Motion Pictures

General. According to the Motion Picture Association of America's U.S. Theatrical Market Statistics 2012, domestic box office (which includes the U.S. and Canada) for calendar 2012 was $10.8 billion, up 6% compared to $10.2 billion in calendar 2011, and up 12% from five years ago. This increase was driven largely by 2D films, as the 3D market remained flat ($1.8 billion) despite fewer 3D film releases. In 2012, the top 25 domestic box office earning films included our titles The Hunger Games and The Twilight Saga: Breaking Dawn - Part 2.

Global box office for all films released in each country around the world reached $34.7 billion in 2012, up 6% over the 2011 total. The increase was due in large part to international box office of $23.9 billion, up 6% compared to 2011, with growth in the majority of geographic regions. International box office, in U.S. dollars in 2012, was up 32% over five years ago.

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

Competitors less diversified than the “major studios” include such companies as DreamWorks Animation SKG, Relativity
Media, The Weinstein Company and MGM. These “independent” studios, including many smaller production companies, have played an important role in the worldwide feature film market as they continue to gain increased share of overall box office receipts and compete for theatrical market share.

Lionsgate competes directly with all studios in its various businesses.  It operates, however, with a different business model than others, typically emphasizing a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies.  Lionsgate's cost structures are designed to utilize its flexibility and agility as well as the entrepreneurial spirit of its employees, partners and affiliates.

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
Typical Film Release Windows*

Months After
Release Period	Initial Release
Theatrical	—
Premium VOD	2-3 months
Home entertainment (DVD/Blu-ray/EST), VOD, pay-per-view	3-6 months
Pay television	9-15 months**
Subscription VOD	9-15 months
Network television (free and basic)	27-30 months
Licensing and merchandising	Concurrent
All international releasing	Concurrent
_____________________________________________

*	These patterns may not be applicable to every film, and may change based on release patterns, new technologies and product flow.
**	First pay television window.

International theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as the increasing sophistication of film piracy operations in international markets, a much higher percentage of films are being released simultaneously to the U.S. and international markets, or even earlier in international markets altogether.

Home Entertainment

Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and through a broad range of various digital media platforms.

According to The Digital Entertainment Group (“DEG”), total consumer spending on home entertainment, including on-demand, topped $18 billion for calendar 2012. As in 2011, the industry's highest margin businesses, Blu-ray disc, EST and
VOD continued to grow during every quarter of 2012. In 2012, spending on Blu-ray rose nearly 10%, with spending on Blu-ray catalog titles jumping 25% for 2012. Consumers also increasingly purchased their entertainment via EST, as consumer spending on EST climbed 35% in 2012, compared to 2011. Total digital distribution spending, EST and VOD combined, grew 28% for the same period. DEG estimates that total digital spending now accounts for nearly 30% percent of the domestic home video market, up from 19% compared to 2011.

The top selling home entertainment titles released in 2012 included our titles, The Hunger Games (at number 2), and The Twilight Saga: Breaking Dawn - Part 1 (at number 4).

Digital Media

Digital distribution involves delivering content by electronic means to consumer devices including in-home devices (such as connected televisions, Blu-ray players and game consoles) and mobile devices (such as smart phones, tablets, and personal computers). According to DEG, digital distribution contributed materially to the home entertainment sector in calendar 2012, with consumer spending on VOD, EST and SVOD up a combined 28% to $5.1 billion. Specifically, SVOD grew to approximately $2.3 billion for 2012, versus $1.6 billion in calendar 2011, while VOD and broadband EST grew to approximately $2 billion, up 11% for 2012, and approximately $800 million, up 35% for 2012, respectively. Further, EST significantly offset the decline of the entire home entertainment sell-through category in 2012. Without EST, sell-through was down 5% for 2012; with EST, sell-through was down less than 3%, to $9.3 billion.  Indeed, digital growth was sufficient to offset home entertainment packaged declines, resulting in overall stable home entertainment spend during 2012.  Continued growth in digital distribution is expected in the future.

Television Programming

The market for television programming consists of buyers such as broadcast television networks (ABC, CBS, CW, Fox and NBC), pay and basic cable networks (e.g., AMC, EPIX, HBO, MTV, Showtime, Starz, Turner, TV Guide, VH1 and USA) and syndicators of first-run programming (e.g., Debmar-Mercury, Sony Pictures Television, and CBS Television Distribution), which license programs on a station-by-station basis. In addition to these traditional players, there are an increasing number of new distribution platforms including digital media platforms (such as iTunes, Amazon, Microsoft's X-BOX, Sony's PlayStation Network, Netflix, Best Buy/CinemaNow, Hulu, Wal-Mart/Vudu, Barnes & Noble/Nook, MGo, YouTube and others) who acquire original and library programming. This growing marketplace is creating more demand for content and more licensing opportunities for new and existing television programs.

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

Our production team attempts to produce films with disciplined budgets that have commercial potential. In general, our production division first reviews hundreds of scripts and original intellectual property, looking for material that will attract top talent (primarily actors and directors). We then actively develop a small number of such scripts, working with the major talent agencies and producers to recruit talent that appeals to the film's target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our young-adult films, including the Twilight series and The Hunger Games, our horror films, and our urban films, including the Tyler Perry franchise.

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, the production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers the entire package, including the script, the talent that may be attached or pursued and the production division's initial budget. They also discuss talent and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our corporate senior management team, headed by our Chief Executive Officer, our Vice Chair and the Co-Chairs of our Motion Picture Group.

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

In addition, many states and foreign countries have implemented incentive programs designed to attract film production to their jurisdiction as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the rebate. We use certain Canadian and U.K. tax credits, international tax structures and subsidy programs, domestic state tax incentives and/or programs (in such states as Connecticut, Georgia, Louisiana, North Carolina, New Mexico, New York and Pennsylvania) and other structures that may help reduce our financial risk.

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

Over the past 10 years, our television programming has earned 120 Emmy® Award nominations, has won 19 Emmy® Awards, and has been nominated and won numerous Golden Globe® Awards and Screen Actors Guild® Awards. In fiscal 2013, we produced 7 television shows, aired original programming on 6 networks and distributed over 280 series worldwide.

Series. Domestic television programming may include one-hour and half-hour scripted and reality programming. In fiscal 2013, we produced the following episodes of domestic television programming:

•	2 episodes of the sixth season of the award-winning series Mad Men, a one-hour drama for AMC;

•	13 episodes of the eighth season of the award-winning series Weeds, a half-hour comedy for Showtime;

•	10 episodes of the fifth season of the award-winning series Nurse Jackie, a half-hour comedy for Showtime;

•	8 episodes of the first season of Orange is the New Black, a half-hour comedy for Netflix;

•	16 episodes of the first season of Nashville, a one-hour drama for ABC;

•	10 episodes of the second season of Boss, a one-hour drama for Starz;

•	27 episodes of Anger Management, a half-hour comedy for FX;

•	8 episodes of Family Trade, a reality series for GSN;

•	16 episodes of Flea Market Flip, a reality series for HGTV; and

•	4 episodes of Iceberg Hunters, a reality series for The Weather Channel.

In fiscal 2014, we expect to produce the following episodes of domestic television programming:

•	11 episodes of the sixth season and 14 episodes of the seventh season of Mad Men for AMC;

•	10 episodes of the sixth season of Nurse Jackie for Showtime;

•	13 episodes of the second season of Orange Is The New Black for Netflix;

•	5 episodes of the first season and 22 episodes of the second season of Nashville for ABC;

•	45 episodes of Anger Management for FX;

•	13 episodes of the first season of Chasing Life, a one-hour drama for ABC Family;

•	10 episodes of the first season of Saint George, a new half-hour sitcom for FX;

•	6 episodes of Deal With It, a reality series for TBS;

•	6 episodes of Daym Good Take-Out, a reality series for The Travel Channel;

•	8 episodes of Family Trade for GSN;

•	8 episodes of Flea Market Flip for HGTV; and

•	Other various proposed pilots and television series that may be delivered in the fiscal year.

Recent developments

In May 2013, ABC announced that it had renewed Nashville, a steamy drama about love, country music, family, politics and sex, set in the buckle of the Bible belt starring Connie Britton and Hayden Panettiere, for a second season.

In April 2013, we announced that FX had ordered Saint George, a new sitcom starring George Lopez. The sitcom was ordered under our 10/90 model, mirroring our other syndicated series including Anger Management, House of Payne, Meet the Browns and Are We There Yet?, wherein the first 10 episodes were ordered and, in success, FX will automatically pick up an additional 90 episodes. The series will air exclusively on FX beginning in January 2014.

In March 2013, ABC Family announced that it has ordered a series for the project titled Chasing Life, a pilot produced for ABC Family under our television joint venture with Groupo Televisa, S.A.B. (“Televisa”). The series, which is an adaptation of a successful Televisa Spanish-language Mexican television series (Terminales), begins production in July for a premiere in early 2014. Additional projects under the partnership with Televisa include the following: From Prada To Nada, Pantelion Films' debut film being developed as a comedy television series; Badlands, a scripted drama in partnership with ABC Studios based on Televisa's runaway hit Soy Tu Duena, a successful telenovela; and Teresa, based on another Televisa telenovela.

In August 2012, FX announced that the initial 10 episodes of Anger Management had exceeded certain ratings thresholds under our 10/90 model, triggering the full 100 episode order for the series. The second season started airing on FX in January 2013, with syndication to commence in fall 2014.

In November 2011, Netflix ordered Orange Is The New Black, an original comedy series created by Jenji Kohan, the creator, executive producer and show runner of Weeds. The series is based on Piper Kerman's memoir “Orange Is The New Black: My Year In a Women's Prison,” and all 13 episodes will be available on Netflix's service in summer 2013.

Animation

We are, from time to time, involved in the development, acquisition, production and distribution of animation projects for full theatrical release, television and DVD release.

Home entertainment production - Building on the September 2010 theatrical release of the animated film Alpha and Omega, we commenced production on three home entertainment sequels, also co-produced with Crest Animation. The first film, A Howliday Adventure, is expected to be delivered in July 2013. The second film, currently untitled, is expected to be delivered in December 2013. The third film, currently untitled, is expected to be delivered in July 2014. Additionally, we began production on Tyler Perry's first animated project, Tyler Perry's Madea's Kids, which will bring Tyler Perry's most famous characters, including Madea, into animation for the first time. We anticipate delivery of this feature in the fourth quarter of fiscal 2015.

Television production - In 2009, we delivered 26 half-hours and five films of a comedic action adventure series titled Speed Racer: The Next Generation (based on the well-known franchise Speed Racer ) to Nickelodeon Networks. A second 26 half-hour season of the adventure series was ordered and has been delivered to Nickelodeon. The second season was produced and financed by Toonz Entertainment. We retain domestic home entertainment distribution rights for this series.

Theatrical films - In February 2010, building on our relationship with Crest Animation, we announced our second production in a multi-picture agreement, Norm of the North, starring Rob Schneider, Ken Jeong, Heather Graham and Loretta Devine. We anticipate delivery of this animated film by the fall of 2014, which we will distribute domestically.

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

In April 2013, we entered into a global agreement with Warner/Chappell for the publishing and master recording rights to portions of our library of music from our film and television shows. Warner/Chappell acquired rights to numerous titles, and formed a co-publishing partnership with us for the remaining works.

Motion Pictures

Music released for our theatrical slate includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions.

In fiscal 2013, the soundtrack, The Hunger Games Song from District 12 and Beyond, was certified platinum, selling over one million albums worldwide. On the soundtrack, the single “Safe & Sound” by Grammy® Award-winning Taylor Swift, sold over 1.5 million units worldwide and “Eyes Open,” a second song by Taylor Swift, sold over 1.2 million units worldwide. The soundtrack received three Grammy nominations, taking home a win for Best Song Written for Visual Media (for “Safe & Sound”). Further, the score album The Hunger Games: Music from the Motion Picture, by composer James Newton Howard and released through Republic Records, has sold over 57,000 units worldwide.

Additionally, we released, through our label partner, Atlantic Records, the soundtrack The Twilight Saga: Breaking Dawn - Part 2, which has sold over 471,000 units worldwide. Notably, the first single from The Twilight Saga: Breaking Dawn - Part 1, "It Will Rain," by Grammy® Award-winning Bruno Mars, has sold over 5.6 million units worldwide. The score album, Twilight Saga: Breaking Dawn - Part 2 (Original Motion Picture Score), has also sold over 40,000 units worldwide.

We also released soundtracks for Step Up Revolution (Interscope Records), What To Expect When You're Expecting (Capitol Records), The Cabin in The Woods (Varese Records) and Safe (Back Lot Music) and, through our subsidiary, Lions Gate Records, the soundtracks for The Impossible (domestically), The Perks of Being a Wallflower (score album), Expendables 2, The Possession and score albums for The Last Stand and Warm Bodies (both through a joint venture with Red River Entertainment). Expected fiscal 2014 soundtrack releases include The Hunger Games: Catching Fire, Now You See Me, Peeples (Lakeshore Records), Red 2, Divergent and Much Ado About Nothing. Furthermore, we will continue our artist outreach by hosting a music component of the Sundance Film Festival, “A Celebration of Music in Film,” as well as the Los Angeles Film Festival's inaugural film music concert.

Television

Music released for our television slate includes overseeing music staffing, scores and soundtracks for all of our television productions.

In fiscal 2013, we released the original soundtrack to Nashville through Big Machine Records, which was produced by Lionsgate and ABC Studios. The soundtrack debuted at number one on the soundtrack charts during its first week of release and, to date, over 1.8 million digital tracks and 90,000 albums have been downloaded, and over 250,000 albums have been purchased. On May 7, 2013, “The Music of Nashville (Season 1, Volume 2)” was released through Big Machine Records with original music from the second half of season one of Nashville, featuring more music from the original cast.

We also released, in February 2013, “An Eighth of the Best: Music from Weeds Season 8” as an eight track digital download bundle of music from the final season of Weeds, including the series closer by Rilo Kiley, and, in March 2013, with Mood Media Entertainment, a Target exclusive score record for Mad Men entitled “Mad Men: Night Cap,” featuring music from the original series as well as two new extended arrangements by Mad Men composer David Carbonara. Additionally, in April 2013, in association with Lakeshore Records, we released an original soundtrack for Boss, which featured a collaboration of “Satan Your Kingdom Must Come Down” between Robert Plant and Boss composer Brian Reitzell, as well as featured guest musicians Jim James, Daniel Lopatin, members of the band Air and others. We have also recorded an original main title song with singer-songwriter Regina Spektor for Orange is the New Black, which is set to premiere on Netflix in summer 2013.

In fiscal 2014, we intend to release new soundtracks for Mad Men, including an additional score record being released on Silva Screen, as well as singles from the show remixed by some of today's more influential contemporary artists.

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
Over the past three years, motion pictures that Lionsgate has released include the following in-house productions or co-productions:

Release Date	Title
2011	Tyler Perry's Madea's Big Happy Family
The Lincoln Lawyer
Warrior
Abduction
2012	Tyler Perry's Good Deeds
The Hunger Games
What To Expect When You're Expecting
Tyler Perry's Madea's Witness Protection
2013	Tyler Perry's Temptation

Motion pictures that Lionsgate has acquired and distributed in this same time period include the following:

Release Date	Title
2011	The Devil's Double
Conan The Barbarian
2012	The Cabin in the Woods
The Expendables 2
2013	The Possession
Texas Chainsaw 3D

Over the past three years, motion pictures that Summit has released include the following in-house productions or co-productions:

Release Date	Title
2011	The Twilight Saga: Breaking Dawn - Part 1
A Better Life
2012	The Perks of Being a Wallflower
The Twilight Saga: Breaking Dawn - Part 2
2013	Warm Bodies

Motion pictures that Summit has acquired and distributed in this same time period include the following:

Release Date	Title
2011	Source Code
The Three Musketeers
50/50
2012	Sinister
The Impossible
2013	Snitch

In the last 15 years, Lionsgate and Summit have distributed films that have earned 67 Academy Award® nominations, won 17 Academy Awards® and have been nominated and won numerous Golden Globe® Awards, Screen Actors Guild Awards®, BAFTA Awards and Spirit Awards.

Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our library. The decision to acquire a motion picture for theatrical release entails a process involving our key executives from the releasing, home entertainment and acquisitions departments, as well as corporate executive management. The team meets to discuss a film's expected critical reaction, marketability and potential for commercial success, as well as the cost to acquire the picture, and the estimated theatrical distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to maximize the targeted audience and ancillary market potential after its theatrical release.

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

In fiscal 2013, Lionsgate released 20 motion pictures theatrically, which included both Lionsgate and Summit films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. For fiscal 2014, our proposed theatrical release schedule may include, among others, the following titles:

Title	Summary	Produced* or Acquired	Anticipated Release Date
The Big Wedding
A romantic comedy about the ties that bind that centers around Don and Ellie, a long divorced couple who are forced to pretend that they are still happily married at their son's wedding. Among all of their family and friends, the hoax snowballs, culminating in a series of surprising outcomes on the way to "I do."
		Acquired	April 26, 2013
Tyler Perry Presents Peeples
Sparks fly when Wade Walker crashes the preppy Peeples annual reunion in the Hamptons to ask for their precious daughter Grace's hand in marriage. Wade might be a fish-out-of-water among this seemingly perfect East Coast clan, but he's not about to let himself flounder. Instead, in a wild weekend of fun, dysfunction and hilarious surprises, Wade is about to discover there's room for all kinds of Peeples in this family, no matter their differences.
		Produced	May 10, 2013
Now You See Me
An elite FBI squad is pit in a game of cat and mouse against "The Four Horsemen," a super-team of the world's greatest illusionists. "The Four Horsemen" pull off a series of daring heists against corrupt business leaders during their performances, showering the stolen profits on their audiences while staying one step ahead of the law.
		Produced	May 31, 2013
Kevin Hart: Let Me Explain
Kevin Hart: Let Me Explain captures the laughter, energy and mayhem from Hart's 2012 “Let Me Explain” concert tour, which spanned 10 countries and 80 cities, and generated over $32 million in ticket sales.
		Acquired	July 3, 2013
Red 2
Retired black-ops CIA agent Frank Moses reunites his unlikely team of elite operatives for a global quest to track down a missing, next-generation lethal device that can change the balance of world power. To succeed, they'll need to survive an army of relentless assassins, ruthless terrorists and power-crazed government officials, all eager to get their hands on the technologically advanced super weapon. The mission takes Frank and his motley crew to Paris, London and Moscow. Outgunned and outmanned, they have only their cunning wits, their old-school skills, and each other to rely on as they try to save the world-and stay alive in the process.
		Produced	July 19, 2013
You're Next
When a gang of masked, ax-wielding murderers descend upon the Davison family reunion, the hapless victims seem trapped...until an unlikely guest of the family proves to be the most talented killer of all.
		Acquired	August 23, 2013
Escape Plan
Ray Breslin, the world's foremost authority on structural security, agrees to take on one last job: breaking out of an ultra-secret, high-tech facility called "The Tomb.” But when he is wrongly imprisoned, he must recruit fellow inmate Emil Rottmayer to help devise a daring, nearly impossible plan to escape from the most protected and fortified prison ever built.
		Acquired	September 13, 2013

Ender's Game
In the near future, a hostile alien race called the Formics have attacked Earth. If not for the legendary heroics of International Fleet Commander Mazer Rackham, all would have been lost. In preparation for the next attack, the highly esteemed Colonel Hyrum Graff and the International Military are training only the best young minds to find the future Mazer. Ender Wiggin, a shy but strategically brilliant boy, is recruited to join the elite. Arriving at Battle School, Ender quickly and easily masters increasingly difficult challenges and simulations, distinguishing himself and winning respect amongst his peers. Ender is soon ordained by Graff as the military's next great hope, resulting in his promotion to Command School. Once there, he's trained by Mazer Rackham himself to lead his fellow soldiers into an epic battle that will determine the future of Earth and save the human race.
	Acquired	November 1, 2013
The Hunger Games: Catching Fire
Katniss Everdeen has returned home safe after winning the 74th Annual Hunger Games along with fellow tribute Peeta Mellark. Winning means that they must turn around and leave their family and close friends, embarking on a ""Victor's Tour"" of the districts. Along the way Katniss senses that a rebellion is simmering, but the Capitol is still very much in control as President Snow prepares the 75th Annual Hunger Games (The Quarter Quell) - a competition that could change Panem forever.
	Produced	November 22, 2013
Tyler Perry's A Madea Christmas
Madea gets coaxed into helping a friend pay her daughter a surprise visit in the country for Christmas, but the biggest surprise is what they'll find when they arrive. As the small, rural town prepares for its annual Christmas Carnival, new secrets are revealed and old relationships are tested while Madea dishes her own brand of Christmas Spirit to all.
	Produced	December 13, 2013
Jessabelle
After a devastating car accident, Jessie returns to Louisiana, her estranged father and the crumbling bayou mansion of her childhood. When she finds videotapes of tarot readings her mother made for her before dying in childbirth, a ghostly presence in the house shows Jessie her mother's predictions may be terrifyingly accurate.
	Acquired	January 10, 2014
I, Frankenstein
Set in a dystopic present where vigilant gargoyles and ferocious demons rage in a battle for ultimate power, Victor Frankenstein's creation Adam finds himself caught in the middle as both sides race to discover the secret to his immortality.
	Acquired	January 24, 2014
Divergent
In a future world where people are divided into distinct factions based on their personalities, Tris Prior is warned she is Divergent and will never fit into any one group. When she discovers a conspiracy to destroy all Divergents, she must find out what makes being Divergent so dangerous before it's too late.
	Produced	March 21, 2014

* Includes significant participation in production

We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the film will ever be released.

Mandate Pictures

Our wholly-owned subsidiary, Mandate Pictures, is a full-service production and financing company that operates as an independent brand delivering acclaimed commercial and independent films worldwide.

In fiscal 2013, pictures financed and produced by Mandate Pictures included Seeking A Friend For The End of The World, released by Focus Features and Indian Paintbrush in June 2012, and Hope Springs, co-released by Columbia Pictures and MGM in August 2012. In fiscal 2014, releases of pictures financed and produced by Mandate Pictures are expected to include Paradise, starring Julianne Hough, Russell Brand, Octavia Spencer and Holly Hunter, expected to be released in fiscal 2014 by Image Entertainment, and This Is The End, starring Seth Rogen, James Franco, Jonah Hill, Jay Baruchel, Craig Robinson and Danny McBride, expected to be released by Sony Pictures in June 2013.

Mandate Pictures' upcoming fiscal 2014 theatrical slate may include the following titles:

Title	Summary	Anticipated Release Date (Distributor)
This Is The End
Six friends are trapped in a house after a series of strange and catastrophic events devastate Los Angeles. As the world unravels outside, dwindling supplies and cabin fever threaten to tear apart the friendships inside. Eventually, they are forced to leave the house, facing their fate and the true meaning of friendship and redemption.
June 12, 2013
Paradise
A sheltered young woman loses her faith after a plane crash and decides to go to Las Vegas to experience the wild side of life. On her journey, she meets unlikely companions who inadvertently help her find her true self.
Fiscal 2013

Mandate Pictures also maintains a partnership with Ghost House Pictures, formed with filmmakers Sam Raimi and Rob Tapert as a production label dedicated to the financing, development and production of films in the horror/thriller genre. Under this partnership, Mandate Pictures has produced 30 Days of Night: Dark Days, Drag Me To Hell, 30 Days of Night, The Grudge I, The Grudge II, The Messengers and Boogeyman. Releases under this partnership include The Possession, released by Lionsgate in August 2012, and the Evil Dead remake, which was released by Sony Pictures and FilmDistrict in April 2013.

International Sales and Distribution

The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing of rights in all media of our in-house feature film product on an output basis; (ii) the licensing and sale of rights in all media of our in-house product on a pre-sales basis; (iii) the licensing and sale of third party feature films on an agency basis; and (iv) direct distribution.

Lionsgate International. We sell or license rights in all media on a territory by territory basis (other than the territories where Lionsgate self-distributes) of (i) our in-house Lionsgate and Summit feature film product, and (ii) films produced by third parties such as Alcon Entertainment, Vendome Pictures, River Road Entertainment and other independent producers.

Through our pre-sales and output arrangements, we generally cover the majority of the production budget or acquisition cost of new releases. Our output arrangements for Lionsgate feature films currently cover nine territories including in Australia/New Zealand, Benelux (Belgium/Netherlands/Luxembourg), Canada, the Commonwealth of Independent States ("CIS"), France, Germany/Austria, Poland, Scandinavia and Spain, all of which were executed in fiscal 2013. Our output arrangements for Summit feature films currently cover 11 territories including in Benelux and Poland (both executed in fiscal 2013), as well as existing arrangements in Australia/New Zealand, Canada, CIS, Eastern Europe, France, Germany/Austria, Scandinavia, Spain and the U.K. We also leverage our infrastructure to generate revenue through sales agency business for third party feature films.

In fiscal 2013, we expanded Summit's existing agreement with International Distribution Company, LLC (“IDC”) for direct distribution in Latin America to include Lionsgate feature films as well.

Recent films sold by us include such in-house productions as The Hunger Games: Catching Fire, Red 2, and Divergent. Recent third party films sold by us include The Good Lie, Prisoners, Transcendence and Venus in Fur. In fiscal 2013, our titles continued to have record-breaking international box office results from releases that included The Twilight Saga: Breaking Dawn - Part 2 (grossing $536 million), The Hunger Games (grossing $284 million), The Impossible (grossing $145 million) and Step Up Revolution (grossing $105 million).

Lionsgate UK. We self-distribute motion pictures (excluding Summit releases) in the U.K. and Ireland through our subsidiary, Lionsgate UK. Lionsgate UK's fiscal 2013 theatrical slate, which achieved its highest ever box office, included such titles as The Cabin In The Woods, Salmon Fishing In The Yemen, What To Expect When You're Expecting, Magic Mike, Friends With Kids, The Expendables 2, The Paperboy, The Last Stand, Texas Chainsaw 3D and the BAFTA nominated Great Expectations. Fiscal 2013 also marked a record breaking achievement for Lionsgate UK in that it was the first time that any distributor had three films (The Hunger Games, The Cabin In The Woods and Salmon Fishing In The Yemen) in the top five of the U.K. box office charts for two consecutive weeks.

In fiscal 2013, Lionsgate UK also increased its commitment to the financing, production and releasing of British features. The company co- financed The Railway Man, starring Colin Firth, Nicole Kidman and Jeremy Irvine, Filth, starring James McAvoy, Dom Hemingway, starring Jude Law, and The Invisible Woman, directed by and starring Ralph Fiennes, all of which are included in Lionsgate UK's fiscal 2014 theatrical slate.

Under its multi-year partnership with Icon Film Distribution, Lionsgate UK is releasing a number of titles including Walter Salles' On The Road. Upcoming titles under this partnership will include Nicholas Winding Refn's Only God Forgives, which screened in competition at the 2013 Cannes Film Festival, and You're Next.

Lionsgate UK continues to release numerous direct-to-video titles per year, the majority of which are acquired in the open market. Elevation, our joint venture with Optimum Releasing/StudioCanal, handles the joint sales and distribution of DVD product for Lionsgate UK.

Television. We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions. In fiscal 2013, our distribution expanded in Latin America, where we represent first run feature films from IDC, in Asia through Celestial Tiger Entertainment, our joint venture with Saban Capital Group, Inc. (“SCG”) and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn. Bhd. (“Celestial Pictures”), and worldwide, on global digital platforms such as iTunes, Microsoft's Xbox and Sony's PlayStation Network.

Home Entertainment Distribution

Home entertainment distribution includes distribution of product to the home entertainment market, including home video, DVD, Blu-ray, VOD and digital/electronic distribution. Our U.S. home entertainment distribution operation aims to exploit our film and television content library of approximately 15,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, Summit, Mandate Pictures, Artisan Entertainment, Trimark, Miramax, A&E, Modern Entertainment, Newmarket Films, Pantelion Films, Roadside Attractions, StudioCanal, Televisa, Wrekin Hill Entertainment, Zoetrope Corporation, Disney-ABC Domestic Television, HIT Entertainment, LeapFrog and Marvel.

In fiscal 2013, we continued to achieve the highest box office-to-DVD conversion rate in the industry, maintaining a rate of approximately 25% above that of the industry average. Box office-to-DVD conversion rate is calculated as the ratio of the total first cycle DVD release revenues for a theatrical release compared to the total box-office revenues from such theatrical release. We also achieved a box office-to-VOD conversion rate of approximately 35% above that of the industry average in the 2012 calendar year. Box office-to-VOD conversion rate is calculated as the ratio of total VOD revenues for a theatrical release compared to the total box-office revenues from such theatrical release.

For the 2012 calendar year, Blu-ray represented 29% of new release packaged media revenue from our new major theatrical releases. According to data from industry sources, in the 2012 calendar year, we held an approximately 10% market share of the Blu-ray packaged media market based on sales volume. We also grew our overall market share of combined packaged sell-through and rental consumer spend to approximately 9.5% for the 2012 calendar year. Our market-share ranked Lionsgate as the number 5 studio in home entertainment in 2012.

We distribute or sell our titles directly to mass merchandisers such as Wal-Mart, K-Mart, Best Buy, Target, Costco and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 35% of net home entertainment packaged media revenue in fiscal 2013. No other customer accounted for more than 10% of our revenues in fiscal 2013. We also directly distribute our titles to the rental market through Netflix, Redbox, Blockbuster and Rentrak.

In fiscal 2013, three of our theatrical releases on DVD debuted at number one - The Hunger Games, which held the number one spot for four consecutive weeks, Dredd and The Twilight Saga: Breaking Dawn - Part 2. Additionally, in fiscal 2013, eight of our titles debuted at either number one or number two on the Rentrak On-Demand VOD charts - The Hunger Games, Tyler Perry's Madea's Witness Protection, The Twilight Saga: Breaking Dawn - Part 2, Expendables 2, Cabin in the Woods, What to Expect When You're Expecting, Man on a Ledge and Haywire.

In addition to our theatrical releases, we also acquire and distribute approximately 70 titles annually that have commercial potential in home entertainment and ancillary markets, and numerous digital only titles. We also distribute television product on video, including seasons one through five of Mad Men, seasons one through eight of Weeds, seasons one through four of Nurse Jackie, seasons one and two of Duck Dynasty, the first season of Boss, certain Saturday Night Live product currently in our library, seasons one through three of Blue Mountain State, the entire catalog of the comedy series Moonlighting, the entire catalog of the comedy series Will and Grace, the entire catalog of Little House on the Prairie and certain Disney-ABC Domestic Television series.

In fiscal 2013, we also released several direct-to-video titles including three Tyler Perry titles, Tyler Perry's Aunt Bam's Place, Tyler Perry's I Don't Want To Do Wrong, Tyler Perry's Madea Gets a Job, and Fire with Fire, starring Josh Duhamel, Bruce Willis, and Rosario Dawson, a title released through our wholly-owned subsidiary, Grindstone Entertainment. Grindstone Entertainment acquires approximately 30 to 35 motion pictures per year, both as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans for its acquisitions, which we then distribute on DVD, VOD and other media.

We remain a leader in the distribution of fitness product. For the 2012 calendar year, we had an approximate 16% market-share in fitness and ranked number three among all distributors. Our fitness lineup includes popular series such as Denise Austin, Jillian Michaels, Jane Fonda, The Biggest Loser and Dancing With The Stars, as well as fitness DVDs based on the Step Up and Dirty Dancing movies. We had three of the top ten fitness releases of the year in calendar 2012, including Jillian Michaels: 30 Day Shred (which is the top selling fitness title of all time), Jillian Michaels: 6 Week Six Pack, and Jillian Michaels: Yoga Meltdown. Moreover, in January 2012, in partnership with Google, we launched Lionsgate BeFit, a dedicated fitness channel on YouTube headlined by new original programming and bestselling fitness content. To date, the channel has approximately 400,000 subscribers, and has had over 50 million views.

Our relationship with Tyler Perry, which has been the filmmaker's home since his breakthrough theatrical box office hit Diary of a Mad Black Woman in February 2005, continues. In fiscal 2013, we released on DVD the theatrical releases of Tyler Perry's Good Deeds and Tyler Perry's Madea's Witness Protection as well as the direct-to-video releases Tyler Perry's Aunt Bam's Place, Tyler Perry's I Don't Want To Do Wrong, and Tyler Perry's Madea Gets a Job. To date, we have also released on DVD ten volumes of the TBS television series Tyler Perry's House of Payne and the seven seasons of Tyler Perry's Meet The Browns.

Our domestic family entertainment division continues to maintain its position as a leading distributor of children's programming. In calendar 2012, according to Nielsen VideoScan, our children's non-theatrical DVD share was about 8%. This was driven, in part, by our continued distribution of product from our roster of premiere children's brands including HIT Entertainment's Thomas & Friends, Barney, Bob the Builder, Angelina Ballerina and Fireman Sam, LeapFrog Entertainment's LeapFrog, MGA Entertainment's Bratz and LalaLoopsy, Saban's Power Rangers, American Greetings' Care Bears, and Scholastic's Clifford the Big Red Dog, as well as our catalog of Marvel Animated Features, Speed Racer and Teenage Mutant Ninja Turtles.

We continue our distribution agreement with Disney-ABC Domestic Television under which we obtained the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including Boy Meets World,  Cougar Town, Felicity, Samantha Who?, Dirty Sexy Money, According to Jim, Hope & Faith, 8 Simple Rules...for Dating My Teenage Daughter, My Wife & Kids, Dirt and Reaper.

Recent Developments

In January 2013, we entered into an exclusive distribution agreement with American Greetings pursuant to which we acquired rights (for all packaged media and digital platforms in several territories, including the U.S. and the U.K.) to the first season of the new Care Bears CGI animated television series, Care Bears: Welcome to Care-A-Lot. Additionally, we extended our relationship with American Greetings by entering into agreements for digital distribution of the classic Strawberry Shortcake television series and for physical and digital distribution of Twisted Whiskers, The Wot Wots and Maryoku Yummy.

In August 2012, we entered into a partnership with A&E Networks pursuant to which we became the exclusive home entertainment distributor of programming for A&E Network, History and Lifetime. The partnership encompasses hit programs from A&E Networks' diverse content catalogue including Storage Wars, Shipping Wars and Duck Dynasty from A&E, History's Pawn Stars, American Pickers and America The Story of US, and Lifetime's Dance Moms and the library of Lifetime Original Movies. A&E Networks' home entertainment catalogue features thousands of hours of acclaimed programming such as the hit A&E mini-series, Pride & Prejudice, acquired classic television series including Monty Python's Flying Circus, Farscape, Kids in the Hall, and Homicide: Life on the Street, and programming from A&E Networks' exclusive home entertainment distribution partnership with Major League Baseball, including the annual World Series Championship Film and World Series Collector's Edition, featuring complete games from the World Series.

In June 2012, we and Grindstone Entertainment expanded our film slate with Emmett/Furla Films and Cheetah Vision for another 10 films. The Grindstone Entertainment collaboration with Emmett/Furla and Cheetah Vision has generated a string of successful features starring notable A list actors, including the thriller Set Up, starring Bruce Willis, Ryan Phillippe and Curtis "50 Cent" Jackson, the crime drama Freelancers, starring Robert DeNiro and Forrest

Whitaker, the high octane Fire With Fire, and the serial killer thriller The Frozen Ground, starring Nicolas Cage and John Cusack.

In May 2012, we announced that we extended and expanded our partnership with StudioCanal with a long-term renewal of the agreement under which we distribute the StudioCanal library of more than 2,000 titles as well as a new agreement for StudioCanal to distribute the next installment of The Hunger Games franchise, The Hunger Games: Catching Fire, in the German speaking territories.

In May 2012, we announced that we entered into a partnership with Jeff Clanagan, the founder of CodeBlack Enterprises (“CodeBlack”), a company dedicated to producing, marketing, and distributing quality content, events and brands that appeal to the African American and urban consumer market. The partnership focuses on strengthening our leadership in the urban market on digital and traditional media platforms alike. In July 2013, we will theatrically release CodeBlack's acquisition, Kevin Hart's Let Me Explain, a film chronicling Kevin Hart's domestic and international tour that sold over 500,000 tickets and grossed over $32 million.

Television Syndication

Television programming is syndicated through our subsidiary, Debmar-Mercury. In fiscal 2013, Debmar-Mercury distributed approximately 1,140 hours of programming and produced approximately 546 episodes of programming. In fiscal 2014, Debmar-Mercury intends to distribute approximately 900 hours and produce approximately 486 episodes of television programming.

Currently, Debmar-Mercury produces and distributes The Wendy Williams Show, distributes and co-produces with ITV Studios America The Jeremy Kyle Show, and distributes Tyler Perry's House of Payne and its spinoff, Meet the Browns, Lionsgate produced Anger Management and Revolution Studios' produced Are We There Yet. Debmar-Mercury also distributes the strips Hell's Kitchen, South Park, True Hollywood Story and Family Feud, which has had successful first run syndication and has been sold to various television stations through the fall of 2015. Debmar-Mercury continues to distribute a movie library featuring Lionsgate titles as well as those from Revolution Studios.

In April 2013, we announced that FX had ordered Saint George, a new sitcom starring George Lopez, under our 10/90 model. The series will air exclusively on FX beginning in January 2014.

In August 2012, Debmar-Mercury announced that Anger Management, starring Charlie Sheen, received a 90-episode order from FX. The series is airing exclusively on FX until off-network episodes start airing in broadcast syndication beginning in the fall of 2014.

Pay and Free Television Distribution

We currently have more than 1,300 films and television episodes in active distribution in the domestic cable, free and pay television markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. We sell our library titles and new product to major cable channels such as pay networks including EPIX, HBO, Starz and Showtime, as well as basic cable channels including USA Network, FX, Turner Networks, BET, ABC Family, SyFy, Lifetime, MTV, Comedy Central, Spike, AMC Networks, Reelz, Telemundo and UniMás.

We also directly distribute, including, in some cases, our home entertainment rights, VOD, pay-per-view and EST content to multichannel video programming distributors such as Comcast, Time Warner, Cox Communications, DirecTV, DISH Network, Charter Communications, AT&T Uverse, Verizon FiOS and Cablevision

During fiscal 2013, we completed a multi-year licensing agreement with HBO as well as significant basic cable licensing agreements with ABC Family, MTV, Lifetime, Spike, Telemundo and others. Additionally, we continue to distribute our library of motion picture titles and television episodes and programs through EPIX, our joint venture with Viacom, Paramount Pictures and MGM.

Digital Distribution

We deliver content through a broad spectrum of digital media platforms. We distribute first run theatrical films, television series, our extensive movie catalogue, third party product and product not available on DVD to distribution outlets including iTunes, Amazon, Microsoft's Xbox, Sony's PlayStation Network, Netflix, Best Buy/CinemaNow, Hulu, Wal-Mart/Vudu, Barnes & Noble/Nook, MGo, YouTube and others.

Through our partnership with EPIX, we offer product via the internet and to multiple devices for consumption “anytime/anywhere” by EPIX subscribers. Specifically, EPIX has an agreement which allows Netflix members to instantly watch an array of new releases and library titles from EPIX streamed over the internet from Netflix. EPIX has subscription pay television rights to new releases and movies from the libraries of its partners and makes these movies available to Netflix 90 days after their premium pay television and subscription on demand debuts. Historically, the rights to distribute these films are pre-sold to pay television for as long as nine years after their theatrical release.

We also distribute digital content through our FEARnet and Break Media joint ventures, as well as our branded “Lionsgate” channels on YouTube, which enable us to post full length films and television episodes and to post promotional scenes from our film and television libraries. In addition to sharing advertising revenue from the channel, a banner on the page leads to our online shop, where our films and television shows highlighted in the promotional scenes are available for purchase as DVDs or Blu-ray discs in digital form.

More recently, we continue to position our content against an expanding and evolving SVOD marketplace. We currently have over 2,000 films and television episodes in active distribution in the SVOD market and sell our library titles and television shows to established and emerging providers such as Amazon, Comcast, DISH Network, EPIX, Hulu and Netflix. During the past fiscal year, we expanded distribution agreements with Amazon, continued to realize incremental library revenue with EPIX, and executed agreements with Hulu to license HIT Entertainment properties, such as Thomas & Friends and Barney, and Netflix to license additional “television premiere” and direct-to-video content, such as Fire With Fire and Freelancers.

Recent Developments

In March 2013, we announced a partnership with M-Go, a pay-as-you-go digital entertainment service, pursuant to which a vast array of our movies and television shows, including The Hunger Games and Twilight film franchises, Tyler Perry's Madea films and Mad Men, will be available to M-GO customers for purchase or rental.

In January 2013, we announced a partnership with Samsung Electronics Co., Ltd., to expand the availability of our popular theatrical titles in 3D for the home entertainment market. Utilizing Samsung's proprietary 3D image processing technology, the partnership kicked off by delivering new 3D versions of Lionsgate action films Gamer, Crank, and Bangkok Dangerous, as well as the horror/thriller, The Descent. In addition to these popular films, a number of other theatrical titles are in the pipeline for 3D conversion and release. The companies launched the initiative with popular titles that have already demonstrated success on DVD, Blu-ray Disc, EST and VOD platforms.

Ancillary Markets

In addition to the distribution described above, we also license the right to non-theatrical uses of our films to distributors who, in turn, make a motion picture available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.

Joint Ventures and Partnerships

Break Media. In June 2007, we acquired an interest in Break Media, a creator, publisher and distributor of digital entertainment content. The company's properties include the current number one online video humor site, Break.com (as measured by comScore for March 2013), as well as other properties such as MadeMan, Gamefront and DamnYouAutoCorrect. The company's content is available across multiple platforms through its relationships with partners such as Panasonic and Roku, as well as through its proprietary, top rated, mobile apps. Break Media's content further extends its brand onto YouTube, where its corresponding channels have over 2 million subscribers. Break Media's creative lab is an in-house production studio creating original videos that range from award-winning branded entertainment to popular original series. Break Media is recognized as a leader in pairing content and advertising and has received numerous awards from organizations including DigiDay, OMMA and thinkLA.

Celestial Tiger Entertainment. In December 2011, we announced that we had formed a joint venture with SCG and Celestial Pictures to create Celestial Tiger Entertainment, a diversified media company that focuses on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers. Celestial Tiger Entertainment operates a bouquet of distinct pay television channels including: CELESTIAL MOVIES, one of the most broadly distributed 24-hour Chinese and Asian movies channel in the world; CELESTIAL CLASSIC MOVIES, the gateway to an array of Chinese movie masterpieces; CELESTIAL MOVIES HD, the latest Chinese movies in high definition; KIX, the ultimate in action entertainment; THRILL, Asia's only horror and suspense movie channel; and KIX HD, featuring the best of action with a late-night dose of thrillers in high definition.

As one of Asia's largest vertically integrated independent entertainment companies, Celestial Tiger Entertainment produces original content which complements its channels business. Celestial Tiger Entertainment is also the exclusive sales agent for Lionsgate in Greater China and Southeast Asia, and represents Lionsgate's television content and vast feature film library in Japan and Korea. In calendar 2012, Celestial Tiger Entertainment closed licensing deals for over 1,700 hours of Lionsgate series and feature films with broadcasters and entertainment platforms in Southeast Asia and Greater China.

EPIX. In April 2008, we formed a joint venture with Viacom, Paramount Pictures and MGM called EPIX, a premium entertainment service available on television, VOD, online and on consumer electronic devices. With access to more than 15,000 motion pictures spanning the vast libraries of its partners and other studios, EPIX provides a powerful entertainment experience with more feature films on demand and online and more HD movies than any other service. It is the only premium service providing its entire monthly line-up of new Hollywood hits, classic feature films, documentaries and original concerts and comedy events on all platforms. EPIX delivers more than 3,000 titles to authenticated subscribers on its award winning website, EpixHD.com, and on hundreds of devices including Xbox and PlayStation 3 consoles, Android tablets and mobile phones, Roku players, Samsung Smart TVs and Blu-ray players, iPads, iPhones and more. EPIX is available to over 30 million homes nationwide through distribution partners including Charter Communications, Cox Communications, DISH Network, Mediacom Communications, NCTC, Suddenlink Communications and Verizon FiOS.

FEARnet.  In October 2006, we formed a joint venture with Sony Pictures Television Inc. (“Sony”) and Comcast Corporation (“Comcast”) called FEARnet, a branded multiplatform programming and content service provider of horror, thriller, and suspense genre films and programming.  FEARnet is a cutting-edge, multiplatform television network available in three formats - as a regular linear channel, as a separate on-demand channel, and online as FEARnet.com, 24 hours per day, seven days per week.  FEARnet launched its traditional linear cable channel in high definition on October 31, 2010 and is currently available nationally on linear and/or demand on AT&T U-Verse, Buckeye Cablevision, Comcast, Cox Communications, Frontier Communications, Glasgow Electric Plant Board, Guadalupe Valley Communications Systems, Shrewsbury Electric and Cable, Time Warner Cable, Verizon FiOS and Wyandotte Municipal Services.  According to Rentrak, FEARnet has generated over 703 million on-demand movie views since inception, and has been a top two free-movie VOD channel for over 60 consecutive months.  According to Google Analytics, FEARnet.com has achieved greater than 13 million page views over the past year, averaging over one million page views per month.  In March 2013, its newly re-vamped website also earned CableFax's Best of the Web Award - Small to Midsize Cable Channel Web Site.

FEARnet's first original TV series production, Holliston, is premiering its second season in June 2013, accompanied by the premiere of FEARnet's first off-network acquisition, Reaper, starring Ray Wise and Tyler Labine.  These titles make up FEARnet's new “Twisted Comedy” block on Tuesday nights this summer. FEARnet also draws programming from all major and independent studios and includes targeted foreign language films for its motion picture programming.  FEARnet continues its branded premiere films every week with “Sinister Sundays” and intends to roll out a “Foreign Friday” programming block in mid-July that will showcase the best in non-U.S. horror, thriller and suspense every week. In fiscal 2013, FEARnet premiered such titles as the Academy Award nominated District 9, the world television premiere of The Lost Boys: The Thirst, as well as the broadcast premieres of Saw VII and Buried. In 2013, FEARnet will be premiering The Last Exorcism, Insidious and Don't Be Afraid of the Dark, as well as the world premiere of The Loved Ones.

Pantelion Films. In September 2010, we launched Pantelion Films, a joint venture with Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. In fiscal 2013, Pantelion Films theatrically released the following titles:

•
Girl in Progress - Grace is a single mom. She is too busy juggling work, bills, and the very married Dr. Hartford, to give her daughter, Ansiedad, the attention she desperately needs. When Ansiedad's English teacher, Ms. Armstrong, introduces her students to classic coming-of-age stories, Ansiedad is inspired to skip adolescence and jump-start her life without mom. While Grace becomes preoccupied with the increasing affections of her co-worker, Ansiedad enlists the help of her loyal friend, Tavita, to plot her shortcut to "adulthood." But, as her misguided plan unravels, Ansiedad and Grace must learn that sometimes growing-up means acting your age (released in May 2012).

•
Hecho en Mexico - Director Duncan Bridgeman weaves a beautiful and rhythmic cinematic tapestry composed of original songs, conversations, reflections, wisdom and humor featuring many of the greatest performers and sharpest minds of Mexico today. The film showcases the richness of Mexican music both young and old, from traditional music to pop rock, and rap blended with interviews and songs of some of the most popular artists of Latin America such as Alejandro Fernández, Diego Luna, Calle 13, Lila Downs, Los Tucanes de Tijuana, and many more leading personalities. The result is an inspiring and often funny musical road trip through the modern day "Mexicanity", which resonates globally (released November 2012).

In fiscal 2014, Pantelion Films intends to expand its theatrical slate, and also launch a direct-to-video business with Televisa. Pantelion Films' current theatrical slate includes the following titles:

•
Filly Brown - The inspiring portrait of a young woman striving to find her voice - without compromising herself or the fate of her family. Majo Tonorio, aka, “Filly Brown,” is a young aspiring hip-hop artist from Los Angeles. With her mother in prison and her father struggling to provide for his daughters, Filly knows that a record contract just may be the answer to her family's financial problems. So, when a record producer offers her a shot at stardom, she has to choose between selling out her dreams - or saving her family (released in April 2013).

•
Cinco de Mayo - 1862 - The unbeatable French army from Napoleon III invades Mexico to set up a monarchy with the Mexican conservative party. The plan is to invade the U.S. after its victory in Mexico, and join the Southern Confederate Army in the American Civil War. General Ignacio Zaragoza prepares the homeland's defense in the city of Puebla, commanding an inexperienced army, outnumbered and poorly armed. During the months preceding battle, love arises between Juan and Citlali, two humble Mexicans who join the defense, a mission that seems impossible (released in May 2013).

•
Hombre de Piedra - Valentin is Acapulco's resident playboy-until a former fling leaves a baby on his doorstep and takes off without a trace. Valentin leaves Mexico for Los Angeles to find the baby's mother, but only ends up finding a new home for himself and his newfound child, Maggie. An unlikely father figure, Valentin raises Maggie for six years, while also establishing himself as one of Hollywood's top stuntmen to pay the bills, with Maggie acting as his on-set coach. As Valentin raises Maggie, she forces him to grow up too. But their unique and offbeat family is threatened when Maggie's birth mom shows up out of the blue, and Valentin realizes he's in danger of losing his daughter- and his best friend (expected August 2013 release).

•
Mexican Singer - Rachel is an intelligent modern day woman constantly on the move. Primarily focused on her career as a diplomatic consul for the U.S. embassy, she's literally lived her life on the move, globetrotting from city to city. Currently working in Mexico City and set to leave for London, Rachel's world turns upside down on the eve of her own goodbye party when she gets drunk and passes out on the street. Saved by Alejandro, a handsome Mariachi singer and single father, Rachel wakes up in his apartment with no recollection of how she got there. Nor does she remember that she rejected his visa the day before, which he desperately needs for his daughter. Romance unexpectedly blossoms between the two, but either sparks or fists will fly after she finds out his secret,

•
Chavez - An American icon and arguably the most important Hispanic American in U.S. history, Cesar Chavez was a civil rights leader and a champion of nonviolent social change. After experiencing the injustices and hardships as a migrant farm worker in his youth, Chavez made it his life's mission to fight for their basic human rights (expected fiscal 2014 release).

Roadside Attractions. In July 2007, we acquired an interest in Roadside, an independent theatrical distribution company. In its tenth year of operation, Roadside has released films grossing over $150 million at the U.S. box office while garnering twelve Academy Award® nominations and one win. Roadside has released such critical and commercial hits as Winter's Bone, The Cove, Arbitrage, Margin Call and Super Size Me. Its upcoming 2013 slate includes Jeff Nichols' Mud, with Matthew McConnaughey, Joss Whedon's Much Ado About Nothing, the Kristen Wiig starrer Girl Most Likely, and Oscar® nominee J.C. Chandor's All Is Lost, starring Robert Redford.

TVGN. In January 2009, we acquired TVGN (formerly TV Guide Network) and affiliated properties. In March 2013, we entered into a 50/50 partnership with CBS Corporation (“CBS”), which purchased the stake previously held by One Equity Partners, the global private equity investment arm of JPMorgan Chase ("OEP"). The venture combines CBS's programming, production, distribution and marketing assets with Lionsgate's resources in motion pictures, television and digitally delivered content. Seen in more than 80 million homes, TVGN celebrates Hollywood with original series and specials that cover celebrity lifestyles, entertainment news, the red carpets, and what Hollywood does best-movies. TVGN is currently in development on new original series and specials that are scheduled to begin airing in late 2013.

TV Guide Digital includes TVGuide.com, reaching more than 16.5 million unique visitors per month, and TV Guide Mobile applications for iPhone, Android, and iPad, with 9 million installations and more than 2.5 million active users. TV Guide Digital recently launched Watchlist, a groundbreaking, award-winning product that personalizes online entertainment discovery and boasts more than 1 million registered users. TVGuide.com is a one-stop entertainment destination for online television, news, community and television listings. The site's Online Video Guide allows users to watch virtually any and every available full-length television episode from all the major broadcast and cable television networks. TVGuide.com is also ranked number one by Nielsen's “TV and Entertainment” category for attracting the “most engaged” users, who average four visits and 10 minutes per month, and 16 page views per person. In addition, TV Guide Digital attracts a young and affluent fan base - half are younger than 35 years old and 36% have an annual household income of more than $100,000.

Intellectual Property

We are currently using a number of trademarks including “ARTISAN HOME ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “DIRTY DANCING,” “FAMILY HOME ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “MAD MEN” and “RESERVOIR DOGS” in connection with our domestic home entertainment distribution, “ARTISAN ENTERTAINMENT,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP,” “LIONS GATE FILMS,” “LGF FILMS,” “MANDATE PICTURES” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally, and “DEBMAR/MERCURY,” “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television. Additionally, through Summit, we are using the trademarks “BREAKING DAWN,” “NEW MOON,” “ECLIPSE,” “SUMMIT ENTERTAINMENT,” “THE TWILIGHT SAGA” “and TWILIGHT” as well as various other trademarks derived from and associated with the Twilight franchise.

The trademarks “ARTISAN ENTERTAINMENT,” “BREAKING DAWN,” “DIRTY DANCING,” “ECLIPSE,” “LIONS GATE ENTERTAINMENT,” “LIONS GATE FILMS,” “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE PICTURES,” “LIONSGATE,” “MAD MEN,” “NEW MOON,” “RESERVOIR DOGS,” “SAW,” “SUMMIT ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “THE TWILIGHT SAGA,” “TRIMARK PICTURES,” “TV GUIDE,” “TV GUIDE NETWORK,” “TWILIGHT,” “HUNGER GAMES,” “CATCHING FIRE” and “MOCKINGJAY,” among others, are registered with the U.S. Patent and Trademark Office and various international trademark authorities or pending registration. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

Copyright protection is a serious problem in the home entertainment distribution industry because of the ease with which DVDs and Blu-ray discs may be duplicated. In the past, certain countries permitted video pirating to such an extent that we did not consider these markets viable for distribution. Video piracy continues to be prevalent across the entertainment industry. We and other home entertainment distributors have taken legal actions to enforce copyright protection when necessary.

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
Employees
As of May 24, 2013, we had 636 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by reporting segment and geographic area as of March 31, 2013 and 2012 and for each of the three years in the period ended March 31, 2013 is set forth in Note 17 to our audited consolidated financial statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any stockholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS.

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

We have reported operating income for fiscal years 2010, 2011, 2012 and 2013 and an operating loss for fiscal year 2009. We have reported net losses for the fiscal years 2009, 2010, 2011 and 2012 and net income for fiscal year 2013. Our accumulated deficit was $309.9 million at March 31, 2013. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of exploitation revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our senior secured credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The costs of producing and marketing feature films is high and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased from year to year. These costs may continue to increase, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home entertainment, television, international markets and digital for revenue, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures and television programs. Actual motion picture and television production costs may exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facility and the indenture governing our senior secured notes. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, affect our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

Historically, we have been highly leveraged and may be highly leveraged in the future. As of March 31, 2013, our consolidated total indebtedness was $1,353.7 million (carrying value - $1,327.3 million). Our substantial degree of leverage could have important consequences, including the following:

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

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our senior secured credit facility are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests;

•	we may be vulnerable to a downturn in general economic conditions or in our business; and/or

•	we may be unable to carry out capital spending that is important to our growth.

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

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility. At March 31, 2013, we have borrowed approximately $338.5 million under our senior secured credit facility and have approximately $8.5 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

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

As of May 24, 2013, three of our shareholders, Mark H. Rachesky, M.D., FMR LLC and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 37.7%, 9.3% and 8.9%, respectively, of our outstanding common shares.

Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the holders of our senior secured notes and our convertible senior subordinated notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of our convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our senior secured credit facility from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase our senior secured notes upon a change in control would cause a default under the indentures governing the senior secured notes and the convertible senior subordinated notes and a cross-default under our senior secured credit facility and our revolving film credit facility.

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

Certain of our borrowings, primarily borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The applicable margin with respect to loans under our senior secured credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR.

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of March 31, 2013, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. For example, in fiscal 2011, we retrospectively deconsolidated our interest in TV Guide Network due to new accounting guidance and now account for our holding in that business under the equity method of accounting. Further, in August 2011, we sold our majority interest in Maple Pictures Corp. and therefore no longer include the results of operations of that business in our consolidated results of operations although we record the amounts reported to us from the distribution of our products net of certain distribution fees and expenses, as revenue. Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Due to the difficulty of predicting our results of operations and other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of his or her estimates, the price of our common shares could decline.

We have few output agreements with cable and broadcast channels. We distribute our library of motion picture titles and television episodes and programs through EPIX, certain broadcast channels such as TVGN (which exhibit our films, but license such rights on a film-by-film, rather than an output basis) and, specifically, for certain Summit motion picture titles, through Showtime Networks and HBO. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We do not have long-term arrangements with many of our production or co-financing partners. We typically do not enter into long term production contracts with the creative producers of the films we produce, acquire or distribute. For example, we have a “first-look” arrangement with Tyler Perry that gives us a right to negotiate for the purchase of distribution rights to films if certain criteria are met but, even if we negotiate for such purchase, we are not guaranteed to obtain such distribution rights. Further, we have an agreement with the creators of the Saw franchise that gives us the right to compel production through Saw IX under certain contractual conditions and, thereafter, the right to “opt in” under certain economic terms for future Saw films if our partner elects to produce such pictures. Additionally, Summit has agreements with Vendome International (which runs through October 31, 2013) which give Summit the first opportunity to be the domestic distributor and to act as sales agent in the international territory for qualifying motion pictures.  Summit also has an agreement with Participant Media (which runs through December 31, 2013) which provides for the potential co-financing and/or distribution by Summit of certain qualifying motion pictures controlled by Participant Media. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain films we produce, acquire or distribute. However, there is no guarantee that we will produce, acquire or distribute future films by any creative producer or co-financing partner, and a failure to do so could adversely affect our business, financial condition, operating results, liquidity and prospects.

We rely on a few major retailers and distributors for a material portion of our business and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 11% of our revenues in fiscal 2013. In addition, a small number of other retailers and distributors account for a significant percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures and television programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures and television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, because a motion picture's or television program's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. The global economic turmoil of recent years has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

Licensed distributors' failure to promote our programs may adversely affect our business. Licensed distributors' decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. We generally do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors' motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our generally more limited production and advertising budgets, we historically have not released our films during peak release times. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we may not choose to compete with a major studio's larger promotion campaign. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to approximately 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, emerge. For example, the industry has been experiencing a decline in DVD sales both domestically and internationally, as a result of factors such as new methods of product delivery and storage, various technological advances and changes in consumer preferences and behavior. Consumers are spending an increasing amount of time on the internet and on mobile devices, and are increasingly viewing content on a time-delayed or on-demand basis from the internet, on their televisions and on handheld or portable devices. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies, or whether we have the right to do so for certain of our library titles or whether the revenues we generate through these emerging technologies will offset any future decline in DVD sales. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, financial condition, operating results, liquidity and prospects. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Motion picture piracy is extensive in many parts of the world, including South America, Asia, and former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

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

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce and distribute our motion pictures and television programs continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our securities.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it, require us to include in our Annual Report on Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our securities.

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

In addition, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from those reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our securities to decline.

As of March 31, 2013, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. Based on our current assessment, we continue to believe that substantially all of our deferred tax assets will be realized. There is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

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

As of May 24, 2013, three of our shareholders beneficially owned an aggregate of 76,065,515 of our common shares, or approximately 55.8% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.7% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of May 24, 2013, over 61.8% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year. However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws and regulations have been adopted over the last several years aimed at protecting children using the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual's personally identifiable information (e.g., credit card numbers). Many foreign countries have adopted similar laws governing individual privacy, including safeguards which relate to the interaction with children. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

Our corporate head office is located at 1055 West Hastings Street, Suite 2200, Vancouver, British Columbia V6E 2E9. Our principal executive offices are located at 1055 West Hastings Street, Suite 2200 and 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 135,000 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2015. In Santa Monica, California, we also lease a 4,389 square foot space, a 30,107 square foot space and a 2,525 square foot space (which leases expire in March 2016, October 2013 and September 2013, respectively).
We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares are listed on the NYSE under the symbol “LGF.”

On May 24, 2013, the closing sales price of our common shares on the NYSE was $28.06.
The following table sets forth the range of high and low sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2014
First Quarter (through May 24, 2013)	$28.18	$22.25
Year ended March 31, 2013
Fourth Quarter	$24.15	$16.71
Third Quarter	17.02	14.58
Second Quarter	15.97	12.75
First Quarter	15.05	11.26
Year ended March 31, 2012
Fourth Quarter	$16.19	$8.08
Third Quarter	8.87	6.67
Second Quarter	7.58	6.17
First Quarter	6.75	5.77
Holders
As of May 24, 2013, there were 874 registered holders of our common shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity compensation plan, the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan”), which has been approved by our shareholders. The following table sets forth the number of common shares subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2013.

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
2012 Performance Incentive Plan	9,501,528	(1)	$13.72	(2)	12,341,116	(3)
___________________________

(1)
Of these shares, 6,916,383 were subject to options then outstanding under the 2012 Plan. Of these options outstanding, 495,001 represent options subject to satisfaction of certain performance targets. In addition, this number includes 2,585,145 shares that were subject to outstanding stock unit awards under the 2012 Plan. Of these stock unit awards, 508,344 represent units subject to satisfaction of certain performance targets.

(2)	This number does not reflect the 2,585,145 shares that were subject to outstanding stock unit awards under the 2012 Plan.

(3)
All of these shares were available for award grant purposes under the 2012 Plan. The shares available under the 2012 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2012 Plan including options, stock appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares.

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

The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to holders who are “financial institutions” within the meaning of the mark-to-market rules contained in the Income Tax Act (Canada) or to holders who have entered into a “derivative forward agreement” as that term is defined in proposed amendments contained in a Notice of Ways and Means Motion that accompanied the Canadian federal budget tabled by the Minister of Finance (Canada) on March 21, 2013.

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

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through March 31, 2013, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended March 31, 2013.

During the three months ended March 31, 2013, 519,795 shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2008 and ending March 31, 2013. All values assume that $100 was invested on March 31, 2008 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
3/08
3/09
3/10
3/11
3/12
3/13
Lions Gate Entertainment Corporation
NYSE Composite
S&P Movies & Entertainment

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	3/08	3/09	3/10	3/11	3/12	3/13
Lions Gate Entertainment Corporation	100.00	51.79	64.00	64.10	142.77	243.79
NYSE Composite	100.00	58.27	89.37	103.15	103.27	117.72
S&P Movies & Entertainment	100.00	52.25	102.15	127.22	135.82	193.15
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
The Selected Consolidated Financial Data below includes the results of Summit from its acquisition date of January 13, 2012 onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, through the date of sale of August 10, 2011. In addition, the selected consolidated historical financial data below includes the results of TVGN from the acquisition date of February 28, 2009 until its deconsolidation on May 28, 2009, the date on which we sold a 49% interest in TVGN to OEP. Due to the accounting standard pertaining to consolidation accounting for variable interest entities, TVGN has been accounted for under the equity method of accounting since May 28, 2009. See Note 6 to our audited consolidated financial statements. Due to the acquisitions and the consolidation of Maple Pictures, and subsequent sale of our interest in Maple Pictures, and the deconsolidation of TVGN, the Company’s results of operations for the years ended March 31, 2013, 2012, 2011, 2010, and 2009 and financial positions as at March 31, 2013, 2012, 2011, 2010, and 2009 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$2,708,141	$1,587,579	$1,582,720	$1,489,506	$1,466,374
Expenses:
Direct operating	1,390,569	908,402	795,746	777,969	793,816
Distribution and marketing	817,862	483,513	547,226	506,141	669,557
General and administration	218,341	168,864	171,407	143,060	136,563
Gain on sale of asset disposal group	—	(10,967)	—	—	—
Depreciation and amortization	8,290	4,276	5,811	12,455	7,657
Total expenses	2,435,062	1,554,088	1,520,190	1,439,625	1,607,593
Operating income (loss)	273,079	33,491	62,530	49,881	(141,219)
Other expenses (income):
Interest expense
Contractual cash based interest	75,322	62,430	38,879	27,461	15,131
Amortization of debt discount (premium) and deferred financing costs	18,258	15,681	16,301	19,701	19,144
Total interest expense	93,580	78,111	55,180	47,162	34,275
Interest and other income	(4,036)	(2,752)	(1,742)	(1,547)	(5,785)
Loss (gain) on extinguishment of debt	24,089	967	14,505	(5,675)	(3,023)
Total other expenses, net	113,633	76,326	67,943	39,940	25,467
Income (loss) before equity interests and income taxes	159,446	(42,835)	(5,413)	9,941	(166,686)
Equity interests income (loss)	(3,075)	8,412	(20,712)	(38,995)	(10,159)
Income (loss) before income taxes	156,371	(34,423)	(26,125)	(29,054)	(176,845)
Income tax (benefit) provision	(75,756)	4,695	4,256	1,218	2,724
Net income (loss)	$232,127	$(39,118)	$(30,381)	$(30,272)	$(179,569)

Basic Net Income (Loss) Per Common Share	$1.73	$(0.30)	$(0.23)	$(0.26)	$(1.54)
Diluted Net Income (Loss) Per Common Share	$1.61	$(0.30)	$(0.23)	$(0.26)	$(1.54)

Weighted average number of common shares outstanding:
Basic	134,514	132,226	131,176	117,510	116,795
Diluted	149,370	132,226	131,176	117,510	116,795

Balance Sheet Data (at end of period):
Cash and cash equivalents	62,363	64,298	86,419	69,242	138,475
Investment in films and television programs	1,244,075	1,329,053	607,757	661,105	702,767
Total assets	2,760,869	2,787,995	1,569,153	1,516,361	1,666,135
Senior revolving credit facility	338,474	99,750	69,750	17,000	255,000
Senior secured second-priority notes	432,277	431,510	226,331	225,155	—
Term loan	—	477,514	—	—	—
Convertible senior subordinated notes and other financing obligations	87,167	108,276	110,973	192,036	281,521
Total liabilities	2,404,343	2,698,210	1,430,298	1,473,233	1,625,557
Total shareholders’ equity	356,526	89,785	138,855	42,013	40,578

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
In fiscal 2013 (i.e., the twelve-month period ending March 31, 2013), as a result of the titles acquired in the acquisition of Summit Entertainment, LLC (“Summit”), Lionsgate released 20 motion pictures theatrically, which included both Lionsgate and Summit films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In fiscal 2014 and future years, we intend to release approximately 13 to 16 motion pictures theatrically per year.
Our television business consists of the development, production, syndication and distribution of television productions. We currently produce, syndicate and distribute 28 television shows, which air on 20 networks and distribute approximately 280 series worldwide. In fiscal 2014, we expect to grow our television business through continued production and distribution of original content.
We distribute our library of approximately 15,000 motion picture titles and television episodes and programs directly to retailers, rental kiosks, through various digital media platforms, joint ventures, and pay and free television channels in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and Ireland, and indirectly to other international markets through our subsidiaries and various third parties.
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
Historically, we have made numerous acquisitions that are significant to our business and we may continue to make such acquisitions in the future. In this regard, we have acquired, integrated and/or consolidated into our business the following:

•	Summit, an independent worldwide theatrical motion picture development, production and distribution studio (acquired in January 2012);

•	Mandate Pictures LLC (“Mandate Pictures”), a worldwide independent film producer, financier and distributor (acquired in September 2007);

•	Debmar-Mercury, LLC (“Debmar-Mercury”), a media company specializing in syndication, network, cable and ancillary markets (acquired in July 2006);

•	Redbus Film Distribution Ltd. and Redbus Pictures, (collectively, “Redbus” and currently, Lions Gate UK Limited (“Lionsgate UK”), a U.K. based independent film distributor (acquired in October 2005);

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

As part of this strategy, we also have acquired ownership interests in the following:

•
Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”) (a 16% interest), a diversified media company focusing on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers (interest acquired in January 2012);

•
Pantelion Films (a 49% interest), a studio designed to produce and distribute a slate of English and Spanish language feature films to target Hispanic moviegoers in the U.S. (interest acquired in July 2010);

•
TV Guide Network, TV Guide Network On Demand and TV Guide Online (www.tvguide.com) (collectively, “TVGN”) (a 50% interest), an entertainment channel featuring original and acquired programming (interest acquired in February 2009);

•
Studio 3 Partners LLC (“EPIX”) (a 31.2% interest), a premium entertainment service available on television, video-on-demand (“VOD”), online and consumer electronic devices (interest acquired in April 2008);

•	Elevation Sales Limited (“Elevation”) (a 50% interest), a U.K. based home entertainment distributor (interest acquired in July 2007);

•	Roadside Attractions, LLC (“Roadside Attractions”) (a 43% interest), an independent theatrical distribution company (interest acquired in July 2007);

•	NextPoint, Inc. (“Break Media”) (a 42.0% interest), a creator, publisher, and distributor of digital entertainment content (interest acquired in June 2007); and

•	Horror Entertainment, LLC (“FEARnet”) (a 34.5% interest), a multiplatform programming and content service provider (interest acquired in October 2006).

Our acquisitions and joint ventures support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary to the disciplined approach that we apply to our acquisitions and joint ventures, we are also constantly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goal to create a multiplatform global industry leader in entertainment. Consequently, when appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2013 and 2012.
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
Home Entertainment revenues includes revenues from our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain rental stores which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental revenues generated by each such store on a title-by-title basis. We categorized our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray discs.

•	Digital media revenue: Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.
Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, satellite, and free and pay television markets.

International revenues include revenues from our international subsidiaries from the licensing and sale of our productions, acquired films, our catalog product or libraries of acquired titles, and revenues from our distribution to international sub-distributors, on a territory-by-territory basis.
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
Recent Developments
Convertible Senior Subordinated Notes Issuance. On April 15, 2013, LGEI sold $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018 (the "April 2013 Notes"). Interest on the April 2013 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. The April 2013 Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances as specified in its indenture.

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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our audited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $9.8 million and $7.0 million on our total revenue in the fiscal years ended March 31, 2013 and March 31, 2012, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. In order to realize the benefit of our deferred tax assets we will need to generate sufficient taxable income in the future. Because of our historical operating losses in previous years, we have historically provided a full valuation allowance against our net deferred tax assets. However, due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and due to our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision. Our net unreserved deferred tax assets at March 31, 2013 amounted to $87.5 million (excluding certain deferred tax liabilities for tax deductible goodwill of $4.8 million).
Goodwill. Goodwill is reviewed annually for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2013 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including but not limited to, the results of the our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater that their carrying value.
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

Business Acquisitions. We account for business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year measurement period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates have been materially accurate in the past.
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
As a result of the Company's adoption of ASU No. 2012-07 on December 15, 2012, write-downs of unamortized film costs on certain unreleased films as of December 31, 2012 and March 31, 2013 were not allowed under the new accounting pronouncement because information leading to a fair value measurement resulting in an impairment of film cost would not have been available to a market participant at the applicable balance sheet dates. Under the previous accounting rules, the Company would have recorded write-downs related to these films. Accordingly, under the previous accounting rules, net income, basic net income per share, and diluted net income per share would have been $212.8 million, $1.58 per share, and $1.48 per share, respectively, for the fiscal year ended March 31, 2013.

RESULTS OF OPERATIONS
Fiscal 2013 Compared to Fiscal 2012
Due to the acquisition of Summit on January 13, 2012, the results of operations for the fiscal year ended March 31, 2012 include the results of Summit for the period from January 13, 2012 through March 31, 2012, as compared to a full year of Summit operations included in the fiscal year ended March 31, 2013.
The following table sets forth the components of consolidated revenue by segment for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$2,329.1	$1,190.3	$1,138.8	95.7%
Television Production	379.0	397.3	(18.3)	(4.6)%
	$2,708.1	$1,587.6	$1,120.5	70.6%

Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$900.0	$582.0	$318.0	54.6%
Television Production	64.1	101.5	(37.4)	(36.8)%
	$964.1	$683.5	$280.6	41.1%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the years ended March 31, 2013 and 2012.

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$535.5	$208.9	$326.6	156.3%
Home Entertainment	900.0	582.0	318.0	54.6%
Television	277.9	119.9	158.0	131.8%
International	369.7	112.9	256.8	227.5%
Lionsgate UK	147.7	101.5	46.2	45.5%
Mandate Pictures	75.4	55.4	20.0	36.1%
Other	22.9	9.7	13.2	136.1%
	$2,329.1	$1,190.3	$1,138.8	95.7%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Warm Bodies	February 2013	The Hunger Games	March 2012
The Twilight Saga: Breaking Dawn - Part 2	November 2012	Good Deeds	February 2012
The Expendables 2	August 2012	Abduction	September 2011
Madea's Witness Protection	June 2012	Madea's Big Happy Family	April 2011
Fiscal 2012 Theatrical Slate:
The Hunger Games	March 2012
Theatrical revenue of $535.5 million increased $326.6 million, or 156.3%, in fiscal 2013 as compared to fiscal 2012. The increase in theatrical revenue in fiscal 2013 as compared to fiscal 2012 is due primarily to the successful box office performances of The Twilight Saga: Breaking Dawn - Part 2, released in November 2012, and the continued success of The Hunger Games, released in late March 2012, in fiscal 2013. Additionally, the increase is due to an increased theatrical slate of

19 wide releases in fiscal 2013, as compared to 12 wide releases in fiscal 2012. The Hunger Games released on March 23, 2012 and includes eight days of theatrical rentals in fiscal 2012.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	March 2013	Abduction	January 2012
The Expendables 2	November 2012	Warrior	December 2011
Madea's Witness Protection	October 2012	Conan the Barbarian	November 2011
Cabin In The Woods	September 2012	Madea's Big Happy Family	August 2011
What To Expect When You're Expecting	September 2012
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
The Hunger Games	August 2012	The Lincoln Lawyer	July 2011
Summit Titles Released Theatrically Pre-Acquisition:		Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 1	February 2012	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands:
		50/50	January 2012
The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$249.1	$50.6	$299.7	$—	$—	$—
Fiscal 2012 Theatrical Slate	176.8	59.4	236.2	57.1	17.5	74.6
Fiscal 2011 Theatrical Slate	6.9	1.5	8.4	46.9	36.5	83.4
Fiscal 2010 Theatrical Slate	4.7	0.9	5.6	5.1	0.9	6.0
Fiscal 2009 & Prior Theatrical Slate	11.2	4.9	16.1	19.0	5.0	24.0
Total Theatrical Slates	448.7	117.3	566.0	128.1	59.9	188.0
Summit Titles Released Theatrically Pre-Acquisition	46.9	36.9	83.8	142.9	7.1	150.0
Managed Brands (2)	174.7	71.9	246.6	193.0	45.0	238.0
Other	1.6	2.0	3.6	2.9	3.1	6.0
	$671.9	$228.1	$900.0	$466.9	$115.1	$582.0
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.

Home entertainment revenue of $900.0 million increased $318.0 million, or 54.6%, in fiscal 2013 as compared to fiscal 2012. The increase in home entertainment revenue is primarily due to an increase in the contribution of revenue from the theatrical slates and titles as listed above, offset in part by a decrease from Summit titles released theatrically pre-acquisition, which included the home entertainment release of The Twilight Saga - Breaking Dawn Part 1 in fiscal 2012. The increase in revenue contributed by the theatrical slates is primarily due to the performance of the home entertainment releases in fiscal 2013, including The Hunger Games (fiscal 2012 theatrical slate), and The Twilight Saga - Breaking Dawn Part 2 (fiscal 2013 theatrical slate), as compared to the performance of the home entertainment releases in fiscal 2012 from our fiscal 2012 theatrical slate. Additionally, only five titles from our fiscal 2012 theatrical slate were released on home entertainment in fiscal 2012, as compared to 14 titles from our fiscal 2013 theatrical slate released on home entertainment in fiscal 2013. We currently expect our home entertainment revenue from Summit titles released theatrically pre-acquisition for fiscal 2014 and beyond will continue to decrease due to the static nature of this title group.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Madea's Witness Protection	Madea's Big Happy Family
The Expendables 2
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	Alpha & Omega
Summit Titles Released Theatrically Pre-Acquisition:	For Colored Girls
Knowing	Saw 3D
The Twilight Saga: Breaking Dawn - Part 1	The Expendables
The Twilight Saga: Eclipse	The Last Exorcism
The Twilight Saga: New Moon	The Lincoln Lawyer
The Next Three Days
Fiscal 2009 Theatrical Slate:
Madea Goes to Jail

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended
	March 31,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$42.8	$—
Fiscal 2012 Theatrical Slate	49.2	9.8
Fiscal 2011 Theatrical Slate	21.3	59.2
Fiscal 2010 Theatrical Slate	11.3	1.5
Fiscal 2009 & Prior Theatrical Slate	19.9	27.5
Total Theatrical Slates	144.5	98.0
Summit Titles Released Theatrically Pre-Acquisition	111.2	2.7
Managed Brands	21.8	18.0
Other	0.4	1.2
	$277.9	$119.9
Television revenue included in motion pictures revenue of $277.9 million increased $158.0 million, or 131.8%, in fiscal 2013, as compared to fiscal 2012. The increase in television revenue in fiscal 2013 compared to fiscal 2012, is mainly due to the Summit titles released theatrically pre-acquisition with television availability windows opening in fiscal 2013, and also due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in fiscal 2013. We currently expect our television revenue from Summit titles released theatrically pre-acquisition for fiscal 2014 and beyond will decrease as compared to fiscal 2013, due to the static nature of this title group.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Step Up Revolution	Abduction
The Twilight Saga: Breaking Dawn - Part 2	The Hunger Games
What To Expect When You're Expecting	Warrior
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	Kick-Ass
Summit Titles Released Theatrically Pre-Acquisition:	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 1	The Twilight Saga: Breaking Dawn - Part 1
The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended
	March 31,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$215.5	$—
Fiscal 2012 Theatrical Slate	52.8	46.7
Fiscal 2011 Theatrical Slate	4.2	13.1
Fiscal 2010 Theatrical Slate	0.8	2.0
Fiscal 2009 & Prior Theatrical Slate	4.1	7.8
Total Theatrical Slates	277.4	69.6
Summit Titles Released Theatrically Pre-Acquisition	76.4	21.3
Managed Brands	14.3	19.4
Other	1.6	2.6
	$369.7	$112.9

International revenue included in motion pictures revenue of $369.7 million increased $256.8 million, or 227.5%, in fiscal 2013, as compared to fiscal 2012. The increase in international revenue in fiscal 2013 compared to fiscal 2012, is mainly due to the revenues generated by the titles and product categories listed above, particularly the performance of the titles in the Fiscal 2013 Theatrical Slate.

Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Expendables 2	The Hunger Games
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	The Expendables
Lionsgate UK and third party product:	Lionsgate UK and third party product:
Magic Mike	Blitz
Salmon Fishing In The Yemen
The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$25.3	$—
Fiscal 2012 Theatrical Slate	39.4	14.9
Fiscal 2011 Theatrical Slate	5.3	19.4
Fiscal 2010 Theatrical Slate	1.8	1.1
Fiscal 2009 & Prior Theatrical Slate	1.5	5.1
Total Theatrical Slates	73.3	40.5
Summit Titles Released Theatrically Pre-Acquisition	3.0	6.7
Lionsgate UK and third party product	55.7	38.6
Managed Brands	15.5	15.4
Other	0.2	0.3
	$147.7	$101.5
Lionsgate UK revenue of $147.7 million increased $46.2 million, or 45.5%, in fiscal 2013 as compared to fiscal 2012. The increase in Lionsgate UK revenue in fiscal 2013 compared to fiscal 2012 is mainly due to the revenue generated by the titles and product categories listed above.
Motion Pictures — Mandate Pictures Revenue
The following table sets forth the titles contributing significant Mandate Pictures revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Hope Springs	50/50
LOL	A Very Harold & Kumar 3D Christmas
Seeking a Friend for the End of the World	Juno
Young Adult
Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $75.4 million increased $20.0 million, or 36.1%, in fiscal 2013 as compared to fiscal 2012. We currently expect Mandate Pictures revenue to decrease in fiscal 2014 as compared to fiscal 2013.

Television Production Revenue
Television production revenue of $379.0 million decreased $18.3 million, or 4.6%, in fiscal 2013 as compared to fiscal 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$253.3	$251.8	$1.5	0.6%
International	59.0	37.2	21.8	58.6%
Home entertainment revenue from television production	64.1	101.5	(37.4)	(36.8)%
Other	2.6	6.8	(4.2)	(61.8)%
	$379.0	$397.3	$(18.3)	(4.6)%
Revenues included in television production decreased in fiscal 2013, mainly due to lower revenue generated from the home entertainment category of television production, offset by an increase in international revenue from television production in fiscal 2013 as compared to fiscal 2012.

Television Production - Domestic Television

The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Anger Management	Are We There Yet
Boss - Season 2	Boss - Season 1
Family Feud - Seasons 5 & 6	Family Feud - Season 4
House of Payne	House of Payne
Mad Men - Season 6	Mad Men - Season 5
Meet the Browns	Meet the Browns
Nashville - Season 1	Nurse Jackie - Season 4
Next Caller	Weeds - Season 7
Nurse Jackie - Season 5	The Wendy Williams Show - Seasons 2 & 3
Orange Is the New Black
Weeds - Season 8
The Wendy Williams Show - Seasons 3 & 4
Domestic television revenue of $253.3 million increased $1.5 million, or 0.6%, in fiscal 2013, as compared to fiscal 2012. The contribution of television revenue from the titles listed above was $217.5 million in fiscal 2013, compared to $221.6 million in fiscal 2012, and the contribution of television revenue from titles not listed above was $35.8 million in fiscal 2013, compared to $30.2 million in fiscal 2012.

Television Production - International Revenue
International revenue in fiscal 2013 increased as compared to fiscal 2012. International revenue in fiscal 2013 primarily included revenue from Anger Management, Boss Season 1, Mad Men Seasons 4 and 5, Nashville Season 1, and The Jeremy Kyle Show Season 1. International revenue in fiscal 2012 included revenue from Blue Mountain State Season 2, Mad Men Seasons 1, 2, 3, and 4, and Weeds Seasons 5 and 6.

Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue, and to a lesser extent, a decrease in packaged media revenue. Digital media revenue was $48.5 million in fiscal 2013, as compared to $75.0 million in fiscal 2012, while packaged media revenue was $15.6 million in fiscal 2013 as compared to $26.5 million in fiscal 2012. The decrease in digital media revenue is primarily due to significant licensing contracts and contract extensions for multiple seasons of Mad Men and Weeds in fiscal 2012, as compared to fiscal 2013, which included licensing contracts for certain seasons or license periods for those titles. The decrease in packaged media revenue is primarily due to decreased packaged media revenue from Mad Men and Weeds in fiscal 2013 as compared to fiscal 2012.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2013 and 2012:

	Year Ended			Year Ended
	March 31, 2013			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$725.4	$240.7	$966.1	$415.5	$188.2	$603.7
Participation and residual expense	350.6	71.8	422.4	187.4	116.0	303.4
Other expenses	1.8	0.3	2.1	1.5	(0.2)	1.3
	$1,077.8	$312.8	$1,390.6	$604.4	$304.0	$908.4
Direct operating expenses as a percentage of segment revenues	46.3%	82.5%	51.3%	50.8%	76.5%	57.2%
Direct operating expenses of the motion pictures segment of $1.1 billion for fiscal 2013 were 46.3% of motion pictures revenue, compared to $604.4 million, or 50.8% of motion pictures revenue for fiscal 2012. The direct operating expense as a percentage of revenues in fiscal 2013 is largely driven by the impact of the performance of our fiscal 2012 theatrical slate, and in particular, The Hunger Games, on our fiscal 2013 results, and to a lesser extent, the titles released in our fiscal 2013 theatrical slate and our managed brands. These were offset by the generally higher direct operating expense as a percentage of revenue as a result of the increase in film cost resulting from valuing the titles acquired with the Summit acquisition at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the motion pictures segment during fiscal 2013 totaled approximately $15.2 million, compared to $6.8 million for fiscal 2012. In fiscal 2013, there were five write-downs that individually exceeded $1.0 million, which totaled $13.1 million in the aggregate, and in fiscal 2012, there was one write-down that individually exceeded $1.0 million. We currently expect that direct operating expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013.
Direct operating expenses of the television production segment of $312.8 million for fiscal 2013 were 82.5% of television revenue, compared to $304.0 million, or 76.5%, of television revenue for fiscal 2012. The increase in direct operating expenses as a percentage of television revenue is primarily due to the change in mix of titles generating revenue in fiscal 2013, which included an increase in new television programs, such as Nashville and Orange Is the New Black, as compared to fiscal 2012, in addition to higher charges for write-downs of television costs in fiscal 2013 as compared to fiscal 2012. In fiscal 2013, $16.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $3.8 million in fiscal 2012. In fiscal 2013, there were write-downs on four television series that individually exceeded $1.0 million, totaling $14.3 million in the aggregate, and in fiscal 2012, there were no write-downs that individually exceeded $1.0 million.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2013 and 2012:

	Year Ended			Year Ended
	March 31, 2013			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$475.5	$—	$475.5	$234.4	$—	$234.4
Home Entertainment	226.0	7.6	233.6	164.2	8.6	172.8
Television	3.4	16.5	19.9	2.0	14.6	16.6
International	9.8	5.0	14.8	5.0	3.8	8.8
Lionsgate UK	65.3	1.0	66.3	45.8	1.5	47.3
Other	7.5	0.3	7.8	3.6	0.1	3.7
	$787.5	$30.4	$817.9	$455.0	$28.6	$483.6
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in fiscal 2013 of $475.5 million increased $241.1 million, compared to $234.4 million in fiscal 2012, largely due to nineteen wide theatrical releases in fiscal 2013 as compared to eight theatrical releases in fiscal 2012. Domestic theatrical P&A from the motion pictures segment in fiscal 2013 included P&A incurred on the release of Alex Cross, Dredd 3D, Madea's Witness Protection, Sinister, Snitch, Step Up Revolution, The Expendables 2, The Last Stand, The Possession, The Twilight Saga: Breaking Dawn - Part 2, Warm Bodies, and What to Expect When You're Expecting. Approximately $13.9 million of P&A was incurred in advance for films to be released in fiscal 2014, such as The Big Wedding, The Hunger Games: Catching Fire, Ender's Game, Now You See Me, Red 2, Peeples, and You're Next. Domestic theatrical P&A from the motion pictures segment in fiscal 2012 included P&A incurred on the release of Abduction, Conan the Barbarian, Good Deeds, Madea's Big Happy Family, The Hunger Games, and Warrior. In fiscal 2012, approximately $15.5 million of P&A was incurred in advance for films to be released in fiscal 2013, such as The Cabin in the Woods, Safe and What to Expect When You're Expecting. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013, due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2013 of $233.6 million increased $60.8 million, or 35.2%, compared to $172.8 million in fiscal 2012, primarily due to higher motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2013 of 24.2% were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2012 of 25.3%.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in fiscal 2013 of $65.3 million increased from $45.8 million in fiscal 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$67.2	$55.5	$11.7	21.1%
Television Production	12.0	10.9	1.1	10.1%
Shared services and corporate expenses, excluding items below	88.8	67.1	21.7	32.3%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	168.0	133.5	34.5	25.8%
Share-based compensation expense	47.7	25.0	22.7	90.8%
Shareholder activist matter	—	(1.7)	1.7	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	2.6	12.0	(9.4)	(78.3)%
	50.3	35.3	15.0	42.5%
Total general and administrative expenses	$218.3	$168.8	$49.5	29.3%
Total general and administrative expenses as a percentage of revenue	8.1%	10.6%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	6.2%	8.4%
Total General and Administrative Expenses
General and administrative expenses increased by $49.5 million, or 29.3%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $11.7 million, or 21.1%. The increase in motion pictures general and administrative expenses is primarily due to increases in salaries and related expenses, rents and facilities expenses and professional fees. The increases in salaries and related expenses are primarily due to increased personnel associated with the acquisition of Summit Entertainment on January 13, 2012. Included in the motion pictures segment in fiscal 2012, is $2.4 million in general and administrative expenses associated with Maple Pictures, which was sold on August 10, 2011. In fiscal 2013, $11.6 million of motion pictures production overhead was capitalized compared to $11.4 million in fiscal 2012.
Television Production
General and administrative expenses of the television production segment increased $1.1 million, or 10.1%. In fiscal 2013, $6.1 million of television production overhead was capitalized compared to $5.8 million in fiscal 2012.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit, increased $21.7 million, or 32.3%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

Shareholder activist matter costs were nil in fiscal 2013. Shareholder activist matter costs in fiscal 2012 include a $3.9 million benefit, recorded in the quarter ended June 30, 2011, related to a negotiated settlement with a vendor of costs incurred and recorded in the prior fiscal year, and insurance recoveries of related litigation offset by other costs incurred.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2013	March 31, 2012	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$4.7	$0.2	$4.5	2,250.0%
Restricted share units and other share-based compensation	27.8	9.5	18.3	192.6%
Stock appreciation rights	15.2	15.3	(0.1)	(0.7)%
	$47.7	$25.0	$22.7	90.8%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $8.3 million for fiscal 2013 increased $4.0 million from $4.3 million in fiscal 2012, primarily due to the amortization of finite-lived intangible assets associated with the Summit acquisition included in fiscal 2013, with amortization for the period from acquisition on January 13, 2012 to March 31, 2012 included in fiscal 2012.
Interest expense of $93.6 million for fiscal 2013 increased $15.5 million, or 19.8%, from $78.1 million in fiscal 2012. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2013 and 2012:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$10.1	$4.1
Convertible senior subordinated notes	4.3	4.1
Senior secured second-priority notes	44.7	42.2
Term loan	12.2	6.9
Other	4.0	5.1
	75.3	62.4
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	7.7	7.8
Senior secured second-priority notes	0.8	0.7
Term loan	0.6	0.4
Amortization of deferred financing costs	9.2	6.8
	18.3	15.7
	$93.6	$78.1
Interest and other income was $4.0 million in fiscal 2013, compared to $2.8 million in fiscal 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2013 and 2012:

	March 31, 2013
	Ownership	Year Ended	Year Ended
	Percentage	March 31, 2013	March 31, 2012
		(Amounts in millions)
FEARnet	34.5%	$0.4	$0.1
Break Media	42.0%	(3.8)	(5.9)
Roadside Attractions	43.0%	0.5	0.6
EPIX (1)	31.2%	16.3	24.4
TVGN (1)	50.0%	(16.5)	(8.5)
Tiger Gate Entertainment Limited ("Tiger Gate") (2)	16.0%	—	(2.3)
		$(3.1)	$8.4
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and TVGN. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 6 to our consolidated financial statements).

(2)
Our former joint venture with Saban Capital Group, Inc. (“SCG”). In January 2012, the assets of Tiger Gate were contributed to Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”), our joint venture with SCG and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd., of which we own a 16% interest. Accordingly, our interest in Celestial Tiger Entertainment is accounted under the cost method.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $24.1 million in fiscal 2013, primarily resulting from the accelerated pay-off of our Term Loan, which primarily resulted in the write off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $22.7 million. For fiscal 2012, the loss on extinguishment of debt was $1.0 million resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of the October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of the Senior Notes.

Income Tax (Benefit) Provision
We had an income tax benefit of $75.8 million, or 48.4%, of income before income taxes in fiscal 2013, compared to an expense of $4.7 million, or (13.6%), of loss before income taxes in fiscal 2012. The income tax benefit in fiscal 2013 includes a benefit of $141.1 million from the change in the valuation allowance on our net deferred tax assets, including our net operating loss carryforwards. The change in the valuation allowance of $141.1 million consists of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013 and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 (excluding certain deferred tax liabilities for tax deductible goodwill of $4.8 million) that the Company believes are more likely than not to be realized in future periods on future tax returns. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We expect our effective tax rate in fiscal 2014 to more closely reflect the blended Federal and State (net of Federal benefit) statutory rates. However, we expect that with the utilization of our net operating loss carryforwards and other tax attributes, that our cash tax requirements will not increase significantly in fiscal 2014.
At March 31, 2013, we had U.S. net operating loss carryforwards of approximately $129.9 million available to reduce future federal income taxes which expire beginning in 2019 through 2032, state net operating loss carryforwards of approximately $163.5 million available to reduce future state income taxes which expire in varying amounts beginning 2014, and Canadian loss carryforwards of $6.5 million which will expire beginning in 2031 through 2032.
The net tax expense reflected in the fiscal year ended March 31, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate differs from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes.

Net Income (Loss)
Net income for the fiscal year ended March 31, 2013 was $232.1 million, or basic net income per common share of $1.73 on 134.5 million weighted average common shares outstanding and diluted net income per common share of $1.61 on 149.4 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2012 of $39.1 million, or basic and diluted net loss per common share of $0.30 on 132.2 million weighted average common shares outstanding.

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

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the fiscal years ended March 31, 2012 and 2011. Due to the acquisition of Summit, motion pictures revenue for fiscal 2012 includes Summit revenue from the acquisition date of January 13, 2012 through March 31, 2012.

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
Theatrical revenue of $208.9 million increased $3.0 million, or 1.5%, in fiscal 2012, as compared to fiscal 2011. The increase in theatrical revenue in fiscal 2012, as compared to fiscal 2011, is due to the successful box office performance of The Hunger Games in fiscal 2012, offset by only eight theatrical releases in fiscal 2012, as compared to twelve theatrical releases in fiscal 2011. The Hunger Games released on March 23, 2012 and includes eight days of theatrical rentals in fiscal 2012. Also, due to the January 2012 acquisition of Summit, theatrical revenue in fiscal 2012 includes revenue from the release of the Summit titles, Gone and Man on a Ledge, with no comparable revenue in fiscal 2011.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012		2011
	DVD Release Date		DVD Release Date
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
Abduction	January 2012	The Next Three Days	March 2011
Warrior	December 2011	For Colored Girls	February 2011
Conan the Barbarian	November 2011	Saw 3D	January 2011
Madea's Big Happy Family	August 2011	Alpha and Omega	January 2011
Fiscal 2011 Theatrical Slate:		The Expendables	November 2010
The Lincoln Lawyer	July 2011	Killers	September 2010
Summit Titles Released Theatrically Pre-Acquisition:		Kick-Ass	August 2010
The Twilight Saga: Breaking Dawn - Part 1	February 2012	Why Did I Get Married Too?	August 2010
Managed Brands:		Fiscal 2010 Theatrical Slate:
50/50	January 2012	From Paris With Love	June 2010
		Daybreakers	May 2010
		The Spy Next Door	May 2010
		Precious	March 2010
Managed Brands:
		The Switch	March 2011
The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012			2011
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2012 Theatrical Slate	$57.1	$17.5	$74.6	$—	$—	$—
Fiscal 2011 Theatrical Slate	46.9	36.5	83.4	192.9	38.7	231.6
Fiscal 2010 Theatrical Slate	5.1	0.9	6.0	74.4	42.3	116.7
Fiscal 2009 Theatrical Slate	3.7	1.4	5.1	10.0	1.2	11.2
Fiscal 2008 & Prior Theatrical Slate	15.3	3.6	18.9	22.8	4.2	27.0
Total Theatrical Slates	128.1	59.9	188.0	300.1	86.4	386.5
Summit Titles Released Theatrically Pre-Acquisition	142.9	7.1	150.0	—	—	—
Managed Brands (2)	193.0	45.0	238.0	201.2	32.7	233.9
Other	2.9	3.1	6.0	12.0	3.2	15.2
	$466.9	$115.1	$582.0	$513.3	$122.3	$635.6
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.

Home entertainment revenue of $582.0 million decreased $53.6 million, or 8.4%, in fiscal 2012, as compared to fiscal 2011. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, offset in part by the contribution of packaged media revenue from Summit titles released theatrically pre-acquisition, with no comparable revenue in fiscal 2011, and to a lesser extent, an increase in the contribution of electronic media revenue from managed brands. The decrease in revenue contributed by the theatrical slates is primarily due to only five titles released on DVD in fiscal 2012 from our fiscal 2012 theatrical slate, as compared to ten titles released on DVD in fiscal 2011 from our fiscal 2011 theatrical slate, and also due to the performance of the titles released, and in particular, the significant home entertainment revenues generated by The Expendables in fiscal 2011.
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
Television revenue included in motion pictures revenue of $119.9 million decreased $19.9 million, or 14.2%, in fiscal 2012 as compared to fiscal 2011. The decrease in television revenue in fiscal 2012 compared to fiscal 2011 is mainly due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in fiscal 2012. The contribution of television revenue from the titles listed above was $72.7 million in fiscal 2012, compared to $85.0 million in fiscal 2011, and the contribution of television revenue from titles not listed above was $47.2 million in fiscal 2012, compared to $54.8 million in fiscal 2011.
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

International revenue included in motion pictures revenue of $112.9 million decreased $13.6 million, or 10.8%, in fiscal 2012, as compared to fiscal 2011. The increase in international revenue in fiscal 2012 compared to fiscal 2011 is mainly due to the revenues generated by the titles and product categories listed above.

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
Whip It

Mandate Pictures revenue includes revenue from the sales and licensing of domestic and worldwide rights of titles developed or acquired by Mandate Pictures to third-party distributors or international sub-distributors. Mandate Pictures revenue of $55.4 million increased $16.7 million, or 43.2%, in fiscal 2012, as compared to fiscal 2011.

Television Production Revenue
Television production revenue of $397.3 million increased $44.1 million, or 12.5%, in fiscal 2012, as compared to fiscal 2011. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2012 and 2011:

	Year Ended	Year Ended	Increase (Decrease)
	March 31, 2012	March 31, 2011	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$251.8	$259.5	$(7.7)	(3.0)%
International	37.2	37.1	0.1	0.3%
Home entertainment revenue from television production	101.5	54.4	47.1	86.6%
Other	6.8	2.2	4.6	209.1%
	$397.3	$353.2	$44.1	12.5%

Revenues included in television production increased in fiscal 2012, mainly due to higher revenue generated from the home entertainment category of television production, offset in part by lower revenue generated from domestic television in fiscal 2012 as compared to fiscal 2011.

Television Production - Domestic Television

The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the fiscal years ended March 31, 2012 and 2011:

Year Ended March 31,
2012	2011
Are We There Yet	Are We There Yet
Boss - Season 1	Blue Mountain State - Season 2
Family Feud - Season 4	Family Feud - Season 3
House of Payne	House of Payne
Mad Men - Season 5	Mad Men - Season 4
Meet the Browns	Meet the Browns
Nurse Jackie - Season 4	Nurse Jackie - Season 3
Weeds - Season 7	Running Wilde - Season 1
The Wendy Williams Show - Seasons 2 & 3	South Park
Weeds - Season 6
The Wendy Williams Show - Seasons 1 & 2

 Domestic television revenue of $251.8 million decreased $7.7 million, or 3.0%, in fiscal 2012, as compared to fiscal 2011. The contribution of television revenue from the titles listed above was $221.6 million in fiscal 2012, compared to $220.7 million in fiscal 2011, and the contribution of television revenue from titles not listed above was $30.2 million in fiscal 2012, compared to $38.8 million in fiscal 2011.

Television Production - International Revenue
International revenue in fiscal 2012 was comparable to fiscal 2011. International revenue in fiscal 2012 primarily included revenue from Blue Mountain State Season 2, Mad Men Seasons 1, 2, 3, and 4, and Weeds Seasons 5 and 6. International

revenue in fiscal 2011 included revenue from Blue Mountain State Season 1, Crash Season 2, and Mad Men Seasons 1, 2, 3, and 4.
Television Production - Home Entertainment Revenue from Television Production
The increase in home entertainment revenue from television production is primarily driven by electronic media revenue from Mad Men Seasons 1, 2, 3, and 4, as a result of a licensing contract, and Weeds Seasons 1, 2, 3, 4 and 5, primarily as a result of an extension of a licensing contract, and to a lesser extent, packaged media revenue from Weeds Season 7 (released February 2012) in fiscal 2012.
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
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical P&A in the motion pictures segment in fiscal 2012 of $234.4 million decreased $32.7 million, compared to $267.1 million in fiscal 2011, largely due to only eight theatrical releases in fiscal 2012 as compared to twelve theatrical releases in fiscal 2011. Domestic theatrical P&A from the motion pictures segment in fiscal 2012 included P&A incurred on the release of Abduction, Conan the Barbarian, Good Deeds, Madea's Big Happy Family, The Hunger Games, and Warrior. Also, due to the January 2012 acquisition of Summit, domestic theatrical P&A from the motion pictures segment in fiscal 2012 includes P&A incurred on the release of a Summit title, Man on a Ledge, with no comparable expense in fiscal 2011. Approximately $125.1 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in fiscal 2012, of which approximately $15.5 million was P&A incurred in advance for films to be released in fiscal 2013, such as The Cabin in the Woods, Safe and What to Expect When You're Expecting. Domestic theatrical P&A from the motion pictures segment in fiscal 2011 included P&A incurred on the release of Alpha and Omega, Buried, For Colored Girls, Kick-Ass, Killers, Saw 3D, The Expendables, The Last Exorcism, The Next Three Days, and Why Did I Get Married Too?. Approximately $58.7 million of P&A was incurred on titles that generated less than 5% of theatrical revenue in fiscal 2011, of which $7.6 million was P&A incurred in advance for films to be released in fiscal 2012.
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

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2012 and 2011:

	March 31, 2012
	Ownership	Year Ended	Year Ended
	Percentage	March 31, 2012	March 31, 2011
		(Amounts in millions)
FEARnet	34.5%	$0.1	$0.7
Break Media	42.0%	(5.9)	(2.4)
Roadside Attractions	43.0%	0.6	0.8
EPIX (1)	31.2%	24.4	(15.0)
TVGN (2)	51.0%	(8.5)	(3.0)
Tiger Gate (3)	45.9%	(2.3)	(1.8)
		$8.4	$(20.7)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 6 to our consolidated financial statements).

(2)
We license certain films and/or television programs to TVGN. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by the venture (see Note 6 to our consolidated financial statements).

(3)
Our former joint venture with SCG. In January 2012, the assets of Tiger Gate were contributed to Celestial Tiger Entertainment, our joint venture with SCG and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd., of which we own a 16% interest. Accordingly, our interest in Celestial Tiger Entertainment is accounted under the cost method.

Income Tax Provision
We had an income tax expense of $4.7 million, or (13.6%), of loss before income taxes in fiscal 2012, compared to an expense of $4.3 million, or (16.3%), of loss before income taxes in fiscal 2011. The tax expense reflected in the fiscal year ended March 31, 2012 is primarily attributable to deferred U.S. income taxes and foreign withholding taxes. Our actual annual effective tax rate differs from the statutory federal rate as a result of several factors, including changes in the valuation allowance against net deferred tax assets, non-temporary differences, foreign income taxed at different rates, and state and local income taxes.

Net Loss
Net loss for the fiscal year ended March 31, 2012 was $39.1 million, or basic and diluted net loss per common share of $0.30 on 132.2 million weighted average common shares outstanding. This compares to net loss for the fiscal year ended March 31, 2011 of $30.4 million, or basic and diluted net loss per common share of $0.23 on 131.2 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt primarily consists of our senior revolving credit facility, senior secured second-priority notes (“Senior Notes”), a term loan (which was terminated and fully paid off on October 18, 2012), convertible senior subordinated notes, and our production loans consist of borrowings under individual production loans, our Pennsylvania Regional Center credit facility, and our Film Credit Facility (expired April 6, 2013).

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for new debt instruments or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Corporate Debt
The principal amounts outstanding under our corporate debt as of March 31, 2013, 2012 and 2011 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share	Principal Amounts Outstanding
			March 31,	March 31,	March 31,
			2013	2012	2011
			(Amounts in thousands)
Senior revolving credit facility	May 2016 (1)	N/A	$338,474	$99,750	$69,750
Senior secured second-priority notes	November 2016 (2)	N/A	436,000	436,000	236,000
Term loan		N/A	—	484,664	—
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	$11.50	348	348	46,326
February 2005 3.625% Notes	March 2015	$14.28	—	23,464	23,470
April 2009 3.625% Notes	March 2015	$8.25	64,505	66,581	66,581
January 2012 4.00% Notes	January 2017	$10.50	45,000	45,000	—
Other financing obligations		N/A	—	3,778	3,718
			$884,327	$1,159,585	$445,845
 ______________________

(1)	The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of our Senior Notes.

(2)
The Senior Notes are redeemable, in whole but not in part, by us at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The Senior Notes are redeemable, in whole or in part, by us at 105.125% of the principal amount if redeemed between November 1, 2013 and November 1, 2014, at 102.563% of the principal amount if redeemed between November 1, 2014 and November 1, 2015, and 100.0% of the principal amount if redeemed on or after November 1, 2015. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.

Senior Revolving Credit Facility
Availability of Funds. At March 31, 2013, there was $303.0 million available (March 31, 2012 — $230.2 million). On September 27, 2012 we amended and restated our senior revolving credit facility which previously provided for borrowings and letters of credit up to an aggregate of $340 million. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions. Due to restrictions in our senior secured second-priority notes indenture, the maximum borrowing allowed is $650 million (previously $340 million), unless certain financial ratios are met. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.5 million at March 31, 2013 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of our senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. As of March 31, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.7% and 2.74% on borrowings outstanding as of March 31, 2013 and March 31, 2012, respectively).
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
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2013, we were in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of our common shares.
Senior Secured Second-Priority Notes
Transactions. On May 13, 2011, Lions Gate Entertainment Inc. (“LGEI”), our wholly-owned subsidiary, issued approximately $200.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “May 2011 Senior Notes,” and collectively with the October 2009 Senior Notes, the “Senior Notes”). The May 2011 Senior Notes have the same terms as the October 2009 Senior Notes ($236 million principal), except for the issue date, issue price and first interest payment.
In August 2011, a subsidiary of LGEI paid $9.9 million to repurchase $10.0 million of aggregate principal amount (carrying value - $9.9 million) of the Senior Notes. In September 2011, LGEI resold such Senior Notes at 99.0% of the $10.0 million face amount thereof, plus accrued interest thereon from May 1, 2011, resulting in gross proceeds of approximately $10.2 million.
On October 15, 2012, we amended the indenture governing our senior secured second-priority notes to, among other things, enable us to incur additional secured indebtedness under our amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the previous limit of $340 million).
Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2013, we were in compliance with all applicable covenants.
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

Borrowing Base Definition Clause (2)	Category Name	March 31, 2013
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$372.9	@	100%	$372.9
(ii)	Eligible Acceptable Domestic Receivables	245.7	@	90%	221.1
(iii)	Eligible Acceptable Foreign Receivables	72.6	@	85%	61.7
(iv)	Acceptable Tax Credits	70.9	@	85%/75%	53.9
(v)	Other Receivables	25.0	@	50%	12.5
	Borrowing Base from Receivables	$787.1			$722.1
(vii)	Unsold Rights Valuation	648.7	@	50%	324.3
(viii)	Eligible Video Cassette Inventory	35.5		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	359.6		Misc.	293.2
(xiii)	Cash Collateral Accounts	20.6	@	100%	20.6
(xiv)	P&A Credit	9.4	@	50%	4.7
	Borrowing Base at March 31, 2013 (3)	$1,860.9			$1,374.9
 ______________________

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of March 31, 2013: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

(3)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes, and therefore are included in the Borrowing Base as of March 31, 2013.

Term Loan
In connection with the acquisition of Summit (see Note 13 to our consolidated financial statements) on January 13, 2012, we entered into a new $500.0 million term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Term Loan was to mature on September 7, 2016 and was secured by collateral consisting of the assets of Summit. The Term Loan carried interest at a reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, we made accelerated payments on the Term Loan and paid off all amounts outstanding under the Term Loan, as well as accrued but unpaid interest.
In connection with the payoff of the Term Loan, we arranged for Summit and certain of its affiliates to become guarantors of our senior credit facility and our Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms.

Convertible Senior Subordinated Notes

Fiscal 2012 and 2013 Convertible Senior Subordinated Notes Transactions

October 2004 2.9375% Notes: In May 2011, LGEI paid $19.5 million to repurchase $19.4 million of aggregate principal amount (carrying value — $18.9 million) of the October 2004 2.9375% Notes. In October 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million) of the October 2004 2.9375% Notes, together with accrued and unpaid interest, pursuant to the redemption terms of the October 2004 2.9375% Notes.

February 2005 3.625% Notes: In July 2012, we completed the optional redemption of the February 2005 3.625% Notes. Of the $23.5 million of February 2005 3.625% notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest, and $15.8 million were converted into common shares at a conversion rate of 70.0133 common shares per $1,000 in principal amount, or a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding.

April 2009 3.625% Notes: In September 2012, $1.0 million of the principal amount of the April 2009 3.635% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 122,060 common shares (plus cash in lieu of fractional shares). In March 2013, $1.1 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 129,090 common shares (plus cash in lieu of fractional shares).

January 2012 4.00% Notes: In January 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017. The proceeds were used to fund a portion of the acquisition of Summit discussed in Note 13 to our consolidated financial statements.

Production Loans
The amounts outstanding under our production loans as of March 31, 2013, 2012 and 2011 were as follows:

	March 31,	March 31,	March 31,
	2013	2012	2011
	(Amounts in thousands)
Production loans
Individual production loans (1)	$404,341	$352,960	$181,829
Pennsylvania Regional Center production loans (2)	65,000	65,500	65,500
Film credit facility (3)	—	43,940	20,430
	$469,341	$462,400	$267,759
 ______________________

(1)
Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $389.3 million incur interest at rates ranging from 3.30% to 4.05%, and approximately $15.0 million of production loans are non-interest bearing.

(2)
The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully paid off at that time. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually. The loan was secured by a first priority security interest in our film library pursuant to an intercreditor agreement with our senior lender under our senior revolving credit facility. Pursuant to the terms of our senior revolving credit facility, we were required to maintain certain collateral equal to the loans outstanding plus 5% under this facility.

(3)	Our Film Credit Facility expired on April 6, 2013.

Discussion of Operating, Investing, Financing Cash Flows

The following table sets forth the net change in cash and cash equivalents for each of the years ending March 31, 2013, 2012 and 2011:

	Year Ended
	March 31,			Net Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Amounts in thousands)
Cash provided by (used in) operating activities	$276,119	$(214,113)	$42,327	$490,232	$(256,440)
Cash provided by (used in) investing activities	4,495	(552,199)	(28,366)	556,694	(523,833)
Cash provided by (used in) financing activities	(282,520)	747,371	(1,458)	(1,029,891)	748,829
Foreign exchange effects on cash	(29)	(3,180)	4,674	3,151	(7,854)
Increase/ (decrease) in cash and cash equivalents	$(1,935)	$(22,121)	$17,177	$20,186	$(39,298)

Cash Flows Provided By/Used in Operating Activities. Cash flows provided by (used in) operating activities for the years ended March 31, 2013, 2012 and 2011 were as follows:

	Year Ended
	March 31,			Net Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Amounts in thousands)
Operating Activities:
Operating income	$273,079	$33,491	$62,530	$239,588	$(29,039)
Amortization of films and television programs	966,027	603,660	529,428	362,367	74,232
Non-cash stock-based compensation	35,838	9,957	29,204	25,881	(19,247)
Gain on sale of asset disposal group	—	(10,967)	—	10,967	(10,967)
Accreted interest payment from equity method investee TV Guide	—	—	10,200	—	(10,200)
Contractual cash based interest	(75,322)	(62,430)	(38,879)	(12,892)	(23,551)
Interest and other income	4,036	2,752	1,742	1,284	1,010
Current income tax provision	(12,143)	(3,439)	(3,567)	(8,704)	128
Other non-cash charges included in operating activities	8,290	4,276	5,811	4,014	(1,535)
Cash flows from operations before changes in operating assets and liabilities	1,199,805	577,300	596,469	622,505	(19,169)

Changes in operating assets and liabilities:
Investment in films and television programs	(890,276)	(690,304)	(487,391)	(199,972)	(202,913)
Other changes in operating assets and liabilities	(33,410)	(101,109)	(66,751)	67,699	(34,358)
Changes in operating assets and liabilities	(923,686)	(791,413)	(554,142)	(132,273)	(237,271)
Net Cash Flows Provided By (Used In) Operating Activities	$276,119	$(214,113)	$42,327	$490,232	$(256,440)

Cash flows provided by operating activities for the year ended March 31, 2013 were $276.1 million compared to cash flows used in operating activities for the year ended March 31, 2012 of $214.1 million, and cash flows provided by operating activities for the year ended March 31, 2011 of $42.3 million. The increase in cash provided by operating activities in fiscal 2013 as compared to fiscal 2012 was primarily due to the cash flows generated from operations before changes in operating assets and liabilities, and a decrease in cash used for other changes in operating assets and liabilities, offset by increased investment in films and television programs.
The increase in cash used in operating activities in fiscal 2012 of $214.1 million, as compared to cash provided by operating activities of $42.3 million in fiscal 2011, was primarily due to increases in investment in films and television programs, and other changes in operating assets and liabilities.
Cash Flows Provided By/Used in Investing Activities. Cash flows provided by investing activities of $4.5 million for the year ended March 31, 2013 consisted of $6.4 million of proceeds from the sale of investments, $4.3 million in repayments of loans receivables, offset by $2.0 million for purchases of investments, $2.6 million for purchases of property and equipment, and $1.5 million of capital contributions to companies accounted for as equity method investments. Cash flows used in investing activities of $552.2 million for the year ended March 31, 2012 consisted of $553.7 million for the acquisition of Summit, net of cash acquired, $1.9 million for purchases of property and equipment, $1.0 million of capital contributions to companies accounted for as equity method investments, and $4.7 million for an increase in loans made to Break Media, offset by $9.1 million of proceeds from the sale of asset disposal group from the sale of Maple Pictures, net of transaction costs and cash disposed of $3.9 million. Cash flows used in investing activities of $28.4 million for the year ended March 31, 2011 consisted of $15.0 million for the buy-out of the earn-out associated with the acquisition of Debmar-Mercury, $2.8 million for purchases of property and equipment and $24.7 million of capital contributions to companies accounted for as equity method investments, partially offset by $8.1 million repayments on loans made to a third-party producer and net proceeds of $7.0 million from the sale of investments.
Cash Flows Provided by/Used in Financing Activities. Cash flows used in financing activities of $282.5 million for the year ended March 31, 2013 primarily consisted of net cash provided of $238.7 million from borrowings and repayments under our senior revolving credit facility of $1.2 billion and $921.7 million, respectively, cash used of $484.7 million for repayments of our Term Loan obtained in connection with the fiscal 2012 acquisition of Summit, cash used of $7.6 million for the repurchase of convertible senior subordinated notes and borrowings of $378.5 million under our production loans offset by repayments of $371.6 million of production loans. In addition, cash used in financing activities in fiscal 2013 included the payment of loan fees of $15.8 million in connection with our amended and restated senior revolving credit facility, $3.3 million payment of consent fee in connection with amending our senior secured second-priority notes to allow for greater borrowing capacity under our senior revolving line of credit, $16.0 million of payments for tax withholding requirements associated with our equity awards, and $3.7 million repayment of certain other financing obligations, partially offset by $2.9 million from the exercise of stock options.
Cash flows provided by financing activities of $747.4 million for the year ended March 31, 2012 resulted from the receipt of net proceeds of $202.0 million from the sale of $200.0 million of Senior Notes in May 2011, and from net cash provided of $30.0 million from borrowings and repayments under our senior revolving credit facility of $390.7 million and $360.7 million, respectively, borrowings in connection with the acquisition of Summit of $476.2 million under the Term Loan, $45.0 million from the issuance of convertible senior subordinated notes, and borrowings of $381.9 million under our production loans, offset by repayments of $238.7 million of production loans. In addition, our cash provided by financing activities in fiscal 2012 included $77.1 million payment for the repurchase of common shares held by a significant shareholder, $46.1 million payment for the repurchase of convertible senior subordinated notes, $9.9 million payment for the repurchase of Senior Notes, $15.1 million repayment of the Term Loan associated with the acquisition of Summit, and $4.3 million paid for tax withholding requirements associated with our equity awards, partially offset by $3.5 million from the exercise of stock options.
Cash flows used in financing activities of $1.5 million for the year ended March 31, 2011 primarily consisted of net cash used for repayments of production loans of $43.8 million from borrowings and repayments under our production loans of $138.0 million and $181.9 million, respectively, offset by net cash provided of $52.8 million from borrowings and repayments under our senior revolving credit facility of $525.3 million and $472.5 million, respectively. In addition, our cash used in financing activities included $13.5 million paid for tax withholding requirements associated with our equity awards, and $3.1 million decrease in restricted cash collateral requirement under the Film Credit Facility.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2013 and March 31, 2012 was $1.1 billion and $999.7 million, respectively.

Table of Debt and Other Financing Obligations and Contractual Commitments
The following table sets forth our future annual repayment of debt and other financing obligations outstanding, and our contractual commitments as of March 31, 2013:

	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Future annual repayment of debt and other financing obligations recorded as of March 31, 2013
Senior revolving credit facility	$—	$—	$—	$338,474	$—	$—	$338,474
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $432.3 million at March 31, 2013)	—	—	—	436,000	—	—	436,000
Film obligations (1)	52,173	22,020	16,680	6,000	6,000	1,000	103,873
Production loans (1)
Individual production loans	383,819	20,522	—	—	—	—	404,341
Pennsylvania Regional Center production loans	65,000	—	—	—	—	—	65,000
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.3 million at March 31, 2013)	—	348	—	—	—	—	348
April 2009 3.625% Notes (carrying value of $49.9 million at March 31, 2013)	—	64,505	—	—	—	—	64,505
January 2012 4.00% Notes (carrying value of $36.9 million at March 31, 2013)	—	—	—	45,000	—	—	45,000
	500,992	107,395	16,680	825,474	6,000	1,000	1,457,541
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	123,059	17,992	—	—	—	—	141,051
Minimum guarantee commitments (4)	165,887	28,001	500	—	—	—	194,388
Production loan commitments (4)	88,041	55,104	16,119	—	—	—	159,264
Cash interest payments on subordinated notes	4,149	4,149	1,800	1,800	—	—	11,898
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	—	—	178,760
Operating lease commitments	10,736	9,156	4,313	752	775	1,735	27,467
Other contractual obligations	4,259	2,308	576	—	—	—	7,143
Employment and consulting contracts	50,331	26,840	8,337	1,275	586	—	87,369
	491,152	188,240	76,335	48,517	1,361	1,735	807,340
Total future commitments under contractual obligations (5)	$992,144	$295,635	$93,015	$873,991	$7,361	$2,735	$2,264,881
 ________________________________

(1)
Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)
The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively. Additionally, subsequent to March 31, 2013, on April 15, 2013, LGEI sold $60.0 million in aggregate principal amount of 1.25% convertible senior subordinated Notes with a maturity date of April 15, 2018 that are not included in the table above (see Note 25 to our audited consolidated financial statements for further detail).

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
Undistributed Foreign Earnings
Deferred taxes are not provided on undistributed earnings of our foreign subsidiaries because we do not intend to repatriate the funds. Should we repatriate the funds in the future, we would have to record and pay taxes on those earnings; however, these subsidiaries do not currently have undistributed earnings.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2013, we had the following outstanding forward foreign exchange contracts with maturities of less than 12 months from March 31, 2013:

March 31, 2013
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.8	in exchange for	$6.1	$1.61
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2013 amounted to a $0.5 million gain (2012 - less than $0.1 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2013 amounted to a $0.3 million gain (2012 - nil) and are included in direct operating expenses in the consolidated statement of operations. These contracts are entered into with a major financial institution as counterparty. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $650 million (as permitted by the Supplemental Indenture discussed in Note 8 to our consolidated financial statements), based on the applicable LIBOR in effect as of March 31, 2013, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense on the amended and restated senior revolving credit facility. The variable interest production loans incur interest at rates ranging from approximately 3.3% to 4.05% and applicable margins ranging from 2.50% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2013:

	Year Ended March 31,							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	March 31, 2013
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$338,474	$—	$—	$338,474	$338,474
Average Interest Rate	—	—	—	2.70%	—	—
Production Loans (2):
Individual production loans	368,819	20,522	—	—	—	—	389,341	389,341
Average Interest Rate	3.51%	3.50%	—	—	—	—
Fixed Rates:
Production Loans (3):
Pennsylvania Regional Center production loans	65,000	—	—	—	—	—	65,000	65,000
Average Interest Rate	1.50%	—	—	—	—	—
Principal Amount of Senior Secured Second-Priority Notes (4)	—	—	—	436,000	—	—	436,000	477,965
Average Interest Rate	—	—	—	10.25%	—	—
Principal Amounts of Convertible Senior Subordinated Notes (5):
October 2004 2.9375% Notes	—	348	—	—	—	—	348	276
Average Interest Rate	—	2.94%	—	—	—	—
April 2009 3.625% Notes	—	64,505	—	—	—	—	64,505	66,939
Average Interest Rate	—	3.63%	—	—	—	—
January 2012 4.00% Notes	—	—	—	45,000	—	—	45,000	48,878
Average Interest Rate	—	—	—	4.00%	—	—
	$433,819	$85,375	$—	$819,474	$—	$—	$1,338,668	$1,386,873
 ____________________

(1)
Amended and restated senior revolving credit facility, which expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Production loans of $389.3 million incur interest at rates ranging from approximately 3.3% to 4.05%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(3)	Production loan with a fixed interest rate equal to 1.5%.

(4)	Senior secured second-priority notes with a fixed interest rate equal to 10.25%.

(5)
The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively. Additionally, subsequent to March 31, 2013, on April 15, 2013, LGEI sold $60.0 million in aggregate principal amount of 1.25% convertible senior subordinated Notes with a maturity date of April 15, 2018 that are not included in the table above (see Note 25 for further detail).

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

As of March 31, 2013, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of March 31, 2013, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lions Gate Entertainment Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013 of Lions Gate Entertainment Corp. and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
May 30, 2013

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2013
(In Thousands)

COL. A.	COL. B.	COL. C.			COL. D.		COL. E.
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
Year Ended March 31, 2013:
Reserves:
Video returns and allowances	$93,860	$231,209	$—		$(221,651)	(3)	$103,418
Provision for doubtful accounts	$4,551	$(44)	$—		$(13)	(4)	$4,494
Deferred tax valuation allowance	$167,226	$—	$1,963		$(143,353)	(5)	$25,836

Year Ended March 31, 2012:
Reserves:
Video returns and allowances	$90,715	$153,430	$14,940	(2)	$(165,225)	(3)	$93,860
Provision for doubtful accounts	$2,427	$1,986	$168	(2)	$(30)	(4)	$4,551
Deferred tax valuation allowance	$142,502	$—	$24,724		$—		$167,226

Year Ended March 31, 2011:
Reserves:
Video returns and allowances	$87,978	$203,086	$478	(2)	$(200,827)	(3)	$90,715
Provision for doubtful accounts	$7,676	$(922)	$300	(2)	$(4,627)	(4)	$2,427
Deferred tax valuation allowance	$137,127	$—	$5,375		$—		$142,502
____________________________

(1)	Charges for video returns and allowances are charges against revenue.

(2)	Opening balances due to acquisitions, including the acquisition of Summit Entertainment, LLC in the year ended March 31, 2012, and fluctuations in foreign currency exchange rates.

(3)	Actual video returns and fluctuations in foreign currency exchange rates. The year ended March 31, 2011 includes a reclassification of video returns and allowances due to the sale of Maple Pictures.

(4)
Uncollectible accounts written off and fluctuations in foreign currency exchange rates. The year ended March 31, 2011 includes a reclassification of the provision for doubtful accounts due to the sale of Maple Pictures.

(5)	Release of the valuation allowance previously held against the Company's deferred tax assets.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(3)	Articles
3.2(26)	Notice of Articles
3.3(6)	Vertical Short Form Amalgamation Application
3.4(6)	Certificate of Amalgamation
4.4(1)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.5(1)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4.6(1)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4.7(2)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.10(10)	Form of Refinancing Exchange Agreement dated April 27, 2009
4.11(10)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.
4.12(10)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009
4.13(10)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009
4.16(27)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.17(34)	Indenture, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.18(36)	Supplemental Indenture dated October 15, 2012 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
10.4(5)*	2012 Performance Incentive Plan
10.7*x	Director Compensation Summary
10.29(4)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(4)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(4)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.32(4)	Purchase Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.33(4)	Vendor Subscription Agreement dated March 17, 2006 between Lions Gate Entertainment Corp. and Icon International, Inc.
10.34(4)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.36(6)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(6)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(6)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.40(7)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10.41(7)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(7)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10.43(8)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.49(9)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007

Exhibit
Number	Description of Documents
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

10.57(15)*	Amended and Restated Employment Agreement between the Company and Jon Feltheimer dated December 15, 2008
10.62(15)	Form of Director Indemnity Agreement
10.64(16)*	Employment Agreement between Lions Gate Films, Inc. and Wayne Levin dated April 6, 2009
10.65(17)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.66(17)+	Amended and Restated Operating Agreement of TV Guide Entertainment Group, LLC dated as of May 28, 2009
10.67(18)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(20)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.69(21)*	Amendment of Employment Agreement, dated as of November 2, 2009, by and between the Company and Michael Burns.
10.70(17)+
Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

10.71(21)
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

10.72(22)+
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

10.73(22)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.
10.74(22)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.
10.75(22)
Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76(22)+
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

10.77(23)
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

10.78(23)
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

10.80(24)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
10.81(27)	Agreement, dated as of August, 30, 2011, by and among Lions Gate Entertainment Corp., 0918988 B.C. Ltd, 0918989 B.C. Ltd, Carl C. Icahn and Brett Icahn
10.82(28)	Underwriting Agreement, dated October 13, 2011, by and among Lions Gate Entertainment Corp., the selling shareholders named therein and Piper Jaffray & Co., as underwriter
10.83(29)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

Exhibit
Number	Description of Documents
10.84(39)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.85(31) +
Credit, Security, Guaranty and Pledge Agreement dates as of January 13, 2012 among Summit Entertainment, LLC, as Borrower, the Guarantors referred to therein, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.86(32)*	Amendment of Employment Agreement between the Company and James Keegan dated February 23, 2012
10.87(35)+
Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated February 21, 2012 among Summit, certain of its subsidiaries as guarantors, certain lenders specified therein, and JPMorgan Chase Bank, N.A. as administrative agent, amending the Credit, Security, Guaranty and Pledge Agreement dated January 13, 2012

10.88(35)*	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated March 5, 2012
10.89(35)*	Confidential Agreement and General Release between Joseph Drake and Lions Gate Films, Inc. dated April 27, 2012
10.90(35)+
Amendment No.4 dated as of May11, 2012 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

10.91(37)*
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

10.92(38)*	Employment Agreement, dated October 30, 2012, between the Company and Michael Burns
10.93(39)*	Employment Agreement Amendment, dated December 17, 2012, between the Company and Steve Beeks
10.94(40)*	Employment Agreement between the Company and James Keegan dated February 22, 2013
10.95(41)	Purchase Agreement, dated April 15, 2013 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.96*x	Employment Agreement between the Company and Wayne Levin dated February 7, 2013
18.1(36)	Preferability Letter dated May 30, 2012
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2x	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Studio 3 Partners L.L.C. Audited Financial Statements for the years ended September 30, 2012 and 2011, and the nine month period ended September 30, 2010
99.2x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements for the fiscal years ended March 31, 2013, 2012 and 2011
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholder's Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 4, 2004.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 25, 2005.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(5)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 30, 2012.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 10, 2007.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(10)	Incorporated by reference to the Company's Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 23, 2008.

(13)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 14, 2008.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 10, 2009.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(18)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 6, 2009.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on December 1, 2009.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(23)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2010.

(24)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 21, 2010.

(25)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.

(26)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on May 13, 2011.

(27)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(28)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on October 13, 2011.

(29)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(30)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(31)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 as filed on February 9, 2012.

(32)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 27, 2012.

(33)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement (File No: 333-181371) as filed on May 11, 2012.

(34)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 22, 2012.

(35)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed on May 30, 2012.

(36)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 15, 2012.

(37)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012.

(38)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 5, 2012.

(39)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.

(40)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 26, 2013.

(41)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on April 15, 2013.
______________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2013.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James Keegan
James Keegan
Chief Financial Officer
DATE: May 30, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James Keegan, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ NORMAN BACAL	Director	May 30, 2013
Norman Bacal

/s/ MICHAEL BURNS	Director	May 30, 2013
Michael Burns

/s/ ARTHUR EVRENSEL	Director	May 30, 2013
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2013
Jon Feltheimer

/s/ FRANK GIUSTRA	Director	May 30, 2013
Frank Giustra

/s/ JAMES KEEGAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2013
James Keegan

/s/ MORLEY KOFFMAN	Director	May 30, 2013
Morley Koffman

/s/ HARALD LUDWIG	Director	May 30, 2013
Harald Ludwig

/s/ G. SCOTT PATERSON	Director	May 30, 2013
G. Scott Paterson

Signature	Title	Date

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 30, 2013
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 30, 2013
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 30, 2013
Hardwick Simmons

/s/ PHYLLIS YAFFE	Director	May 30, 2013
Phyllis Yaffe

/s/ GORDON CRAWFORD	Director	May 30, 2013
Gordon Crawford

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2013 and 2012, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 30, 2013

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$62,363	$64,298
Restricted cash	10,664	11,936
Accounts receivable, net of reserves for returns and allowances of $103,418 (March 31, 2012 - $93,860) and provision for doubtful accounts of $4,494 (March 31, 2012 - $4,551)	787,150	784,530
Investment in films and television programs, net	1,244,075	1,329,053
Property and equipment, net	8,530	9,772
Equity method investments	169,450	171,262
Goodwill	323,328	326,633
Other assets	72,619	90,511
Deferred tax assets	82,690	—
Total assets	$2,760,869	$2,787,995
LIABILITIES
Senior revolving credit facility	$338,474	$99,750
Senior secured second-priority notes	432,277	431,510
Term loan	—	477,514
Accounts payable and accrued liabilities	313,620	371,092
Participations and residuals	409,763	420,325
Film obligations and production loans	569,019	561,150
Convertible senior subordinated notes and other financing obligations	87,167	108,276
Deferred revenue	254,023	228,593
Total liabilities	2,404,343	2,698,210
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 135,882,899 and 143,980,754 shares issued at March 31, 2013 and 2012, respectively	672,915	712,623
Accumulated deficit	(309,912)	(542,039)
Accumulated other comprehensive loss	(6,477)	(3,711)
	356,526	166,873
Treasury shares, no par value, 11,040,493 shares at March 31, 2012	—	(77,088)
Total shareholders’ equity	356,526	89,785
Total liabilities and shareholders’ equity	$2,760,869	$2,787,995
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands, except per share amounts)
Revenues	$2,708,141	$1,587,579	$1,582,720
Expenses:
Direct operating	1,390,569	908,402	795,746
Distribution and marketing	817,862	483,513	547,226
General and administration	218,341	168,864	171,407
Gain on sale of asset disposal group	—	(10,967)	—
Depreciation and amortization	8,290	4,276	5,811
Total expenses	2,435,062	1,554,088	1,520,190
Operating income	273,079	33,491	62,530
Other expenses (income):
Interest expense
Contractual cash based interest	75,322	62,430	38,879
Amortization of debt discount (premium) and deferred financing costs	18,258	15,681	16,301
Total interest expense	93,580	78,111	55,180
Interest and other income	(4,036)	(2,752)	(1,742)
Loss on extinguishment of debt	24,089	967	14,505
Total other expenses, net	113,633	76,326	67,943
Income (loss) before equity interests and income taxes	159,446	(42,835)	(5,413)
Equity interests income (loss)	(3,075)	8,412	(20,712)
Income (loss) before income taxes	156,371	(34,423)	(26,125)
Income tax provision (benefit)	(75,756)	4,695	4,256
Net income (loss)	$232,127	$(39,118)	$(30,381)
Basic Net Income (Loss) Per Common Share	$1.73	$(0.30)	$(0.23)
Diluted Net Income (Loss) Per Common Share	$1.61	$(0.30)	$(0.23)
Weighted average number of common shares outstanding:
Basic	134,514	132,226	131,176
Diluted	149,370	132,226	131,176
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Net income (loss)	$232,127	$(39,118)	$(30,381)
Foreign currency translation adjustments	(3,262)	(2,249)	5,756
Net unrealized gain (loss) on foreign exchange contracts, net of tax	496	(38)	(569)
Comprehensive income (loss)	$229,361	$(41,405)	$(25,194)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2010	117,951,754	$521,164	$(472,540)	$(6,611)	—	$—	$42,013
Stock based compensation, net of withholding tax obligations of $13,476	2,539,603	15,202					15,202
Issuance of common shares to directors for services	111,783	811					811
Conversion of $63,709 (principal) of October 2004 2.9375% Notes	10,355,299	67,620					67,620
Conversion of $36,009 (principal) of February 2005 3.625% Notes	5,881,006	38,403					38,403
Net loss			(30,381)				(30,381)
Foreign currency translation adjustments				5,756			5,756
Net unrealized loss on foreign exchange contracts				(569)			(569)
Comprehensive loss
Balance at March 31, 2011	136,839,445	643,200	(502,921)	(1,424)	—	—	138,855
Exercise of stock options	403,332	3,520					3,520
Stock based compensation, net of withholding tax obligations of $4,320	821,929	5,167					5,167
Issuance of common shares to directors for services	78,267	531					531
Issuance of common shares related to the Summit acquisition	5,837,781	50,205					50,205
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)					(125)
Equity component of January 2012 4.00% Notes		10,125					10,125
Repurchase of common shares, no par value					11,040,493	(77,088)	(77,088)
Net loss			(39,118)				(39,118)
Foreign currency translation adjustments				(2,249)			(2,249)
Net unrealized loss on foreign exchange contracts				(38)			(38)
Balance at March 31, 2012	143,980,754	712,623	(542,039)	(3,711)	11,040,493	(77,088)	89,785
Exercise of stock options	310,000	2,897					2,897
Stock based compensation, net of withholding tax obligations of $15,995	1,241,264	16,294					16,294
Conversion of February 2005 3.625% and April 2009 3.625% Notes, net of reacquisition of the equity component	1,359,584	17,727					17,727
Issuance of common shares to directors for services	31,790	462					462
Retirement of treasury shares, no par value	(11,040,493)	(77,088)			(11,040,493)	77,088	—
Net income			232,127				232,127
Foreign currency translation adjustments				(3,262)			(3,262)
Net unrealized gain on foreign exchange contracts				496			496
Balance at March 31, 2013	135,882,899	$672,915	$(309,912)	$(6,477)	—	$—	$356,526
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Operating Activities:	(Amounts in thousands)
Net income (loss)	$232,127	$(39,118)	$(30,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,040	3,023	4,837
Amortization of intangible assets	5,250	1,253	974
Amortization of films and television programs	966,027	603,660	529,428
Amortization of debt discount (premium) and deferred financing costs	18,258	15,681	16,301
Accreted interest payment from equity method investee TV Guide	—	—	10,200
Non-cash stock-based compensation	35,838	9,957	29,204
Gain on sale of asset disposal group	—	(10,967)	—
Loss on extinguishment of debt	24,089	967	14,505
Equity interests (income) loss	3,075	(8,412)	20,712
Deferred income taxes	(87,899)	1,256	689
Changes in operating assets and liabilities:
Restricted cash	1,241	37,636	(43,067)
Accounts receivable, net	(4,948)	(256,208)	(64,203)
Investment in films and television programs	(890,276)	(690,304)	(487,391)
Other assets	(2,682)	1,298	(298)
Accounts payable and accrued liabilities	(50,154)	28,302	3,180
Participations and residuals	(6,875)	19,813	(1,369)
Film obligations	1,920	37,081	19,154
Deferred revenue	28,088	30,969	19,852
Net Cash Flows Provided By (Used In) Operating Activities	276,119	(214,113)	42,327
Investing Activities:
Purchases of investments	(2,022)	—	(13,993)
Proceeds from the sale of investments	6,354	—	20,989
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 13)	—	(553,732)	—
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943 (see Note 13)	—	9,119	—
Investment in equity method investees	(1,530)	(1,030)	(24,677)
Increase in loans receivable	—	(4,671)	(1,042)
Repayment of loans receivable	4,274	—	8,113
Purchases of property and equipment	(2,581)	(1,885)	(2,756)
Net Cash Flows Provided By (Used In) Investing Activities	4,495	(552,199)	(28,366)
Financing Activities:
Senior revolving credit facility - borrowings	1,160,424	390,650	525,250
Senior revolving credit facility - repayments	(921,700)	(360,650)	(472,500)
Senior revolving credit facility - deferred financing costs	(15,804)	—	—
Senior secured second-priority notes - consent fee	(3,270)	—	—
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955	—
Senior secured second-priority notes - repurchases	—	(9,852)	—
Term Loan - borrowings associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	476,150	—
Term Loan - repayments	(484,664)	(15,066)	—
Convertible senior subordinated notes - borrowings	—	45,000	—
Convertible senior subordinated notes - repurchases	(7,639)	(46,059)	—
Individual production loans - borrowings	374,506	327,531	118,589
Individual production loans - repayments	(323,124)	(207,912)	(147,102)
Pennsylvania Regional Center credit facility - repayments	(500)	—	—
Film credit facility - borrowings	4,004	54,325	19,456
Film credit facility - repayments	(47,945)	(30,813)	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087
Repurchase of common shares	—	(77,088)	—
Exercise of stock options	2,897	3,520	—
Tax withholding required on equity awards	(15,995)	(4,320)	(13,476)
Other financing obligations - repayments	(3,710)	—	—
Net Cash Flows Provided By (Used In) Financing Activities	(282,520)	747,371	(1,458)
Net Change In Cash And Cash Equivalents	(1,906)	(18,941)	12,503
Foreign Exchange Effects on Cash	(29)	(3,180)	4,674
Cash and Cash Equivalents - Beginning Of Period	64,298	86,419	69,242
Cash and Cash Equivalents - End Of Period	$62,363	$64,298	$86,419
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
Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. Such unamortized discounts were $15.1 million and $10.7 million at March 31, 2013 and 2012, respectively. At March 31, 2013, $203.6 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $98.2 million in fiscal 2015, $48.7 million in fiscal 2016, $30.6 million in fiscal 2017, $13.7 million in fiscal 2018, $11.5 million in fiscal 2019, and $0.9 million thereafter.
(d) Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e) Restricted Cash
Restricted cash represents amounts held as collateral required under our revolving film credit facility and amounts that are contractually designated for certain theatrical marketing obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2013, 2012, and 2011, total capitalized interest was $13.1 million, $10.0 million, and $5.2 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2013 and 2012, the Company recorded impairment charges of $31.3 million and $10.6 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 11). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Home entertainment product inventory consists of DVDs/Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method).
(g) Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the following rates and methods:

Computer equipment and software	2 — 5 years straight-line
Furniture and equipment	2 — 10 years straight-line
Leasehold improvements	Straight-line over the lease term or the useful life, whichever is shorter
Land	Not depreciated

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
(i) Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill within its businesses: Motion Pictures and Television Production. Goodwill is not amortized but is reviewed for impairment annually within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. However, entities are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The Company performs its annual impairment test as of January 1 in each fiscal year. The Company elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in fiscal 2013. Based on the Company's qualitative assessments, including but not limited to, the results of the most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, changes in the Company's share price, the Company concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Prints, Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2013 were $560.8 million (2012 — $299.0 million, 2011 — $346.3 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
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
(o) Foreign Currency Translation
Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized and realized gains and losses are included in the consolidated statements of operations.
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
(q) Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 12 for further discussion of the Company’s stock-based compensation.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r) Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the years ended March 31, 2013, 2012 and 2011 is presented below:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$232,127	$(39,118)	$(30,381)
Denominator:
Weighted average common shares outstanding	134,514	132,226	131,176
Basic Net Income (Loss) Per Common Share	$1.73	$(0.30)	$(0.23)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes and the January 2012 4.00% Notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the years ended March 31, 2013, 2012 and 2011 is presented below:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$232,127	$(39,118)	$(30,381)
Add:
Interest on convertible notes, net of tax	7,646	—	—
Numerator for Diluted Net Income (Loss) Per Common Share	$239,773	$(39,118)	$(30,381)

Denominator:
Weighted average common shares outstanding	134,514	132,226	131,176
Effect of dilutive securities:
Conversion of notes	12,788	—	—
Share purchase options	1,271	—	—
Restricted share units	797	—	—
Adjusted weighted average common shares outstanding	149,370	132,226	131,176
Diluted Net Income (Loss) Per Common Share	$1.61	$(0.30)	$(0.23)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2012, and 2011, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect.

	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	14,029	13,741
Share purchase options	3,157	3,310
Restricted share units	1,467	1,484
Contingently issuable restricted share units	400	317
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	19,053	18,852

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
(t) Reclassifications
Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.
(u) Recent Accounting Pronouncements
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
As a result of the Company's adoption of ASU No. 2012-07 on December 15, 2012, write-downs of unamortized film costs on certain unreleased films as of December 31, 2012 and March 31, 2013 were not allowed under the new accounting pronouncement because information leading to a fair value measurement resulting in an impairment of film cost would not have been available to a market participant at the applicable balance sheet dates. Under the previous accounting rules, the Company would have recorded write-downs related to these films. Accordingly, under the previous accounting rules, net income, basic net income per share, and diluted net income per share would have been $212.8 million, $1.58 per share, and $1.48 per share, respectively, for the fiscal year ended March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$501,893	$547,587
Acquired libraries, net of accumulated amortization	22,408	38,736
Completed and not released	50,519	53,258
In progress	366,587	512,712
In development	25,094	19,399
Product inventory	36,299	31,000
	1,002,800	1,202,692
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	136,727	93,499
In progress	100,585	30,781
In development	3,963	2,081
	241,275	126,361
	$1,244,075	$1,329,053
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			March 31, 2013	March 31, 2012
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	7.50	$345	$1,660
Artisan Entertainment	December 2003	20.00	10.75	15,686	22,112
Lionsgate UK	October 2005	20.00	12.50	233	532
Summit Entertainment	January 2012	20.00	18.75	6,144	14,432
Total Acquired Libraries				$22,408	$38,736
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending March 31, 2014. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2016.

4. Property and Equipment

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Leasehold improvements	$7,805	$7,492
Property and equipment	6,939	7,865
Computer equipment and software	26,134	24,250
	40,878	39,607
Less accumulated depreciation and amortization	(33,554)	(31,041)
	7,324	8,566
Land	1,206	1,206
	$8,530	$9,772
5. Goodwill
The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2013 and 2012 were as follows:

	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Balance as of March 31, 2011	$210,293	$28,961	$239,254
Allocated to Maple Pictures asset group on disposal	(6,053)	—	(6,053)
Acquisition of Summit Entertainment, LLC	93,432	—	93,432
Balance as of March 31, 2012	297,672	28,961	326,633
Measurement period adjustments for Summit Entertainment, LLC	(3,305)	—	(3,305)
Balance as of March 31, 2013	$294,367	$28,961	$323,328
During the year ended March 31, 2012, a portion of Motion Pictures goodwill, amounting to $6.1 million was allocated to the Maple Pictures asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale of Maple Pictures (see Note 13). Also during the year ended March 31, 2012, goodwill increased by $93.4 million for the goodwill associated with the January 2012 acquisition of Summit Entertainment, LLC ("Summit"). During the year ended March 31, 2013, the Company recorded measurement period adjustments to the provisional allocation of the estimated purchase price of Summit, which resulted in a decrease of $3.3 million to goodwill (see Note 13).

6. Equity Method Investments
The carrying amounts of significant equity method investments at March 31, 2013 and March 31, 2012 were as follows:

	March 31, 2013
Equity Method Investee	Ownership Percentage	March 31, 2013	March 31, 2012
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,343	$2,880
NextPoint, Inc. (“Break Media”)	42.0%	4,630	8,477
Roadside Attractions, LLC (“Roadside Attractions”)	43.0%	3,372	3,118
Studio 3 Partners, LLC (“EPIX”)	31.2%	66,697	50,381
TV Guide Network ("TVGN")	50.0%	91,408	106,406
		$169,450	$171,262
Equity interests in equity method investments in the consolidated statements of operations represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on sales to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity method investees. Equity interests in equity method investments for the years ended March 31, 2013, 2012 and 2011 were as follows (income (loss)):

	Year Ended	Year Ended	Year Ended
Equity Method Investee	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
FEARnet	$463	$71	$679
Break Media	(3,847)	(5,816)	(2,404)
Roadside Attractions	521	612	842
EPIX	16,317	24,407	(14,994)
TVGN	(16,529)	(8,533)	(2,988)
Tiger Gate Entertainment Limited (“Tiger Gate”)	—	(2,329)	(1,847)
	$(3,075)	$8,412	$(20,712)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the year ended March 31, 2013, the Company recorded its share of the income generated by FEARnet for the year ended December 31, 2012.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the year ended March 31, 2013, the Company recorded its share of losses incurred by Break Media for the year ended December 31, 2012.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside Attractions”), is an independent theatrical releasing company. The Company is recording its share of the Roadside Attractions results on a one quarter lag and, accordingly, during the year ended March 31, 2013, the Company recorded its share of income earned by Roadside for the year ended December 31, 2012.
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

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$90,686	$70,321	$86,146

Gross profit on sales to EPIX	$51,102	$41,523	$48,829
Ownership interest in EPIX	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$15,918	$12,934	$15,210

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2013 and March 31, 2012 for EPIX:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Current assets	$213,508	$196,903
Non-current assets	$208,620	$140,532
Current liabilities	$144,897	$140,684
Non-current liabilities	$6,574	$4,723
The following table presents the summarized statement of operations for the twelve months ended March 31, 2013, 2012 and 2011 for EPIX and a reconciliation of the net income (loss) reported by EPIX to equity interest income (loss) recorded by the Company:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Revenues	$337,979	$326,117	$200,561
Expenses:
Operating expenses	236,124	230,548	211,404
Selling, general and administrative expenses	23,231	23,232	20,737
Operating income (loss)	78,624	72,337	(31,580)
Interest income	4	—	15
Net income (loss)	$78,628	$72,337	$(31,565)
Reconciliation of net income (loss) reported by EPIX to equity interest income (loss):
Net income (loss) reported by EPIX	$78,628	$72,337	$(31,565)
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income (loss)	24,493	22,533	(9,832)
Eliminations of the Company’s share of profits on sales to EPIX (1)	(15,918)	(12,934)	(15,210)
Realization of the Company’s share of profits on sales to EPIX (2)	7,742	14,808	10,048
Total equity interest income (loss) recorded	$16,317	$24,407	$(14,994)
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

TV Guide Network. The Company’s investment interest in TV Guide Network, TV Guide Network On Demand and TV Guide Online (collectively "TVGN") consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. On March 26, 2013, the Company's partner in the TVGN investment sold its 49% interest to CBS Corporation. Concurrent with this transaction, the Company sold 1% of its interest to CBS Corporation for nominal consideration resulting in the write-off of its carrying value of approximately $1.9 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has determined it is not the primary beneficiary of TVGN because pursuant to the amended and restated operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company’s interest in TVGN is being accounted for under the equity method of accounting.
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

Transactions with TVGN:

The Company licenses certain films and/or television programs to TVGN. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest loss of the venture. These profits are recognized as they are realized by TVGN through the amortization of the related asset, recorded on TVGN's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by Lionsgate and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Revenue recognized on sales to TVGN	$2,925	$2,925	$14,175

Gross profit on sales to TVGN	$687	$969	$5,381
Ownership interest in TVGN (1)	50%	51%	51%
Elimination of the Company's share of profit on sales to TVGN (1)	$350	$494	$2,744
 ___________________

(1)
On March 26, 2013, as discussed above, the Company's ownership interest in TVGN was reduced from 51% to 50% due to the Company's sale of 1% of its interest to CBS Corporation. Accordingly, the elimination of the Company's share of profit on sales to TVGN was calculated using 51% through March 26, 2013 and 50% thereafter through March 31, 2013.

TVGN Financial Information:
The following table presents summarized balance sheet data as of March 31, 2013 and March 31, 2012 for TVGN:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Current assets	$29,172	$41,548
Non-current assets	$211,922	$236,855
Current liabilities	$30,267	$30,979
Non-current liabilities	$24,818	$33,407
Redeemable preferred stock	$267,362	$230,412

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the years ended March 31, 2013, 2012 and 2011 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest loss recorded by the Company:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Revenues	$83,666	$100,899	$115,680
Expenses:
Cost of services	52,659	52,789	38,369
Selling, marketing, and general and administration	46,780	53,440	60,964
Depreciation and amortization	13,850	11,602	15,331
Operating income (loss)	(29,623)	(16,932)	1,016
Interest expense, net	1,636	1,816	1,853
Accretion of redeemable preferred stock units (1)	33,950	29,687	27,703
Total interest expense, net	35,586	31,503	29,556
Net loss	(65,209)	(48,435)	(28,540)
Reconciliation of net loss reported by TVGN to equity interest loss:
Net loss reported by TVGN	$(65,209)	$(48,435)	$(28,540)
Ownership interest in TVGN (2)	50%	51%	51%
The Company's share of net loss	(33,227)	(24,702)	(14,555)
Loss on sale of 1% ownership interest to CBS	(1,869)	—	—
Accretion of dividend and interest income on redeemable preferred stock units (1)	17,309	15,141	14,129
Eliminations of the Company’s share of profit on sales to TVGN (3)	(350)	(494)	(2,744)
Realization of the Company’s share of profits on sales to TVGN (4)	1,608	1,522	182
Total equity interest loss recorded	$(16,529)	$(8,533)	$(2,988)
 ___________________

(1)
Accretion of mandatorily redeemable preferred stock units represents TVGN’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units through March 26, 2013 and 50% thereafter through March 31, 2013 within equity interest loss.

(2)	On March 26, 2013, as discussed above, the Company's ownership interest in TVGN was reduced from 51% to 50% due to the Company's sale of 1% of its interest to CBS Corporation.

(3)
Represents the elimination of the gross profit recognized by the Company on sales to TVGN in proportion to the Company's ownership interest in TVGN. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by the Company's percentage ownership of TVGN. The table above in the Transactions with TVGN section shows the calculation of the profit eliminated.

(4)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by TVGN. TVGN initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on TVGN's books is amortized. The profit amount realized is calculated by multiplying the percentage of the TVGN inventory amortized in the period reported by TVGN by the amount of profit initially eliminated, on a title by title basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Summarized Financial Information:
The following table presents aggregate summarized balance sheet data as of December 31, 2012 and December 31, 2011 for FEARnet, Break Media, Roadside Attractions and Tiger Gate:

	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Current assets	$43,902	$44,193
Non-current assets	$14,043	$10,269
Current liabilities	$35,956	$35,357
Non-current liabilities	$38,894	$28,441
The following table presents the aggregate summarized statement of operations for the years ended December 31, 2012, 2011 and 2010 for FEARnet, Break Media, Roadside Attractions and Tiger Gate:

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Net revenue	$70,156	$67,962	$60,788
Gross profit	$50,709	$42,722	$37,281
Operating income (loss)	$862	$(12,158)	$(2,410)
Net loss	$(6,653)	$(16,675)	$(5,637)

7. Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$33,060	$39,130
Loans receivable	22,916	24,767
Prepaid expenses and other	9,916	14,637
Finite-lived intangible assets	6,727	11,977
	$72,619	$90,511
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) the amended and restated senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, and (3) the issuance of the April 2009 3.625% Notes, and the January 2012 4.00% Notes (see Note 8) that are deferred and amortized to interest expense using the effective interest method. At March 31, 2012, deferred financing costs also included costs incurred in connection with the Term Loan associated with the acquisition of Summit that were subsequently written off due to the termination and payoff of all amounts outstanding under the Term Loan during the quarter ended December 31, 2012 (see Note 8).
Loans Receivable. The following table sets forth the Company’s loans receivable at March 31, 2013 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Interest Rate	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Third-party producer	3.0%	$4,658	$9,049
Break Media	5.28% - 20.0%	18,258	15,718
		$22,916	$24,767
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2013 and March 31, 2012:

			March 31, 2013			March 31, 2012
	Weighted Average Remaining Life	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	4	4	$8,200	$4,073	$4,127	$8,200	$1,623	$6,577
Sales agency relationships	4	4	6,200	3,600	2,600	6,200	800	5,400
			$14,400	$7,673	$6,727	$14,400	$2,423	$11,977

The aggregate amount of amortization expense associated with the Company's intangible assets for the years ended March 31, 2013, 2012 and 2011 was approximately $5.3 million, $1.3 million and $1.0 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2014 through 2018 is approximately $3.7 million, $1.8 million, $0.8 million, $0.4 million, and nil, respectively.

8. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Senior revolving credit facility	$338,474	$99,750
Senior secured second-priority notes	432,277	431,510
Term loan	—	477,514
Convertible senior subordinated notes	87,167	104,498
Other financing obligations	—	3,778
	$857,918	$1,117,050
The following table sets forth future annual contractual principal payment commitments under corporate debt as of March 31, 2013:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2014	2015	2016	2017	2018	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	May 2016 (2)	$—	$—	$—	$338,474	$—	$—	$338,474
Senior secured second-priority notes	November 2016 (3)	—	—	—	436,000	—	—	436,000
Principal amounts of convertible senior subordinated notes (4):
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	348	—	—	—	—	348
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	64,505	—	—	—	—	64,505
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	45,000	—	—	45,000
		$—	$64,853	$—	$819,474	$—	$—	884,327
Less aggregate unamortized (discount) premium, net								(26,409)
								$857,918

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

(2)	Amended and restated senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes.

(3)
The senior secured second-priority notes are redeemable, in whole but not in part, by the Company at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The senior secured second-priority notes are redeemable, in whole or in part, by the Company at 105.125% of the principal amount if redeemed between November 1, 2013 and November 1, 2014, at 102.563% of the principal amount if redeemed between November 1, 2014 and November 1, 2015, and 100.0% of the principal amount if redeemed on or after November 1, 2015.

(4)
Subsequent to March 31, 2013, on April 15, 2013, LGEI sold $60.0 million in aggregate principal amount of 1.25% convertible senior subordinated Notes with a maturity date of April 15, 2018 that are not included in the table above (see Note 25 for further detail).

Senior Revolving Credit Facility
On September 27, 2012, the Company amended and restated its senior revolving credit facility. The amended and restated senior revolving credit facility provides for borrowings up to $800 million, subject to a borrowing base and other restrictions. The amended credit agreement amends and restates the previous $340 million senior revolving credit facility.
The indenture governing the Company's senior secured second-priority notes previously restricted the Company from borrowing in excess of $340 million under the Company's credit facility, unless certain financial ratios were met, however on October 15, 2012, the Company entered into a supplemental indenture to amend the indenture governing the Company's senior secured second-priority notes. The supplemental indenture amends the previous indenture to, among other things, enable the Company to incur additional secured indebtedness under the amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the $340 million previously specified in the indenture).
Outstanding Amount. At March 31, 2013, the Company had borrowings of $338.5 million outstanding (March 31, 2012 — $99.8 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Availability of Funds. At March 31, 2013, there was $303.0 million available (March 31, 2012 — $230.2 million). On September 27, 2012, as discussed above, the Company amended and restated its senior revolving credit facility, which previously provided for borrowings and letters of credit up to an aggregate of $340 million. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions. Due to restrictions in the Company's senior secured second-priority notes indenture, as discussed above, the maximum borrowing allowed is $650 million (previously $340 million), unless certain financial ratios are met. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.5 million at March 31, 2013 (March 31, 2012 — $10.0 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the Company's senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of March 31, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.70% and 2.74% on borrowings outstanding as of March 31, 2013 and March 31, 2012, respectively).
Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the period, on the total senior revolving credit facility of $800 million less the amount drawn.
Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company's subsidiaries.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2013, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of the Company’s common shares.

Senior Secured Second-Priority Notes
Transactions. On October 21, 2009, Lions Gate Entertainment Inc. (“LGEI”), the Company’s wholly-owned subsidiary, issued $236.0 million aggregate principal amount of senior secured second-priority notes due 2016 (the “October 2009 Senior Notes”) in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act.
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
On October 15, 2012, the Company amended its senior secured second-priority notes to, among other things, enable the Company to incur additional secured indebtedness under its amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the previous limit of $340 million).
Outstanding Amount. The outstanding amount is set forth in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes	$436,000	$436,000
Unamortized aggregate premium/ (discount), net	(3,723)	(4,490)
Net carrying amount of Senior Secured Second-Priority Notes	$432,277	$431,510
Maturity Date. The Senior Notes are due November 1, 2016.
Original Issue Discount/Premium. The October 2009 Senior Notes were issued by LGEI at an initial price of 95.222% (original issue discount —4.778%) of the principal amount. The May 2011 Senior Notes were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of March 31, 2013, the remaining amortization period was 3.6 years.
Interest. The Senior Notes pay interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.
Redemption Features. The Senior Notes are redeemable, in whole but not in part, by the Company at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The Senior Notes are redeemable, in whole or in part, by the Company at 105.125% of the principal amount on or after November 1, 2013, 102.563% of the principal amount if redeemed on or after November 1, 2014, and 100.0% of the principal amount if redeemed on or after November 1, 2015.
Security. The Senior Notes are guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes are ranked junior in right of payment to the Company's senior revolving credit facility, ranked equally in right of payment to the Company's convertible senior subordinated notes, and ranked senior to any of the Company's unsecured debt.

Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company's ability to incur additional indebtedness, pay dividends or repurchase the Company's common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2013, the Company was in compliance with all applicable covenants.

Term Loan
Outstanding Amount. The outstanding amount of the Term Loan is set forth in the table below:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Principal amount	$—	$484,664
Unamortized discount	—	(7,150)
Net carrying amount	$—	$477,514
In connection with the acquisition of Summit (see Note 13) on January 13, 2012, the Company entered into a new $500.0 million term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Term Loan was to mature on September 7, 2016, and was secured by collateral consisting of the assets of Summit. The Term Loan carried interest at a reference to a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, the Company made accelerated payments on the Term Loan and paid off all amounts outstanding under the Term Loan, as well as accrued but unpaid interest. As a result of the accelerated pay-off, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $22.7 million, which is included in loss on extinguishment of debt in the consolidated statements of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the payoff of the Term Loan, the Company arranged for Summit and certain of its affiliates to become guarantors of the Company's senior credit facility and the Company's Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at March 31, 2013 and March 31, 2012:

	March 31, 2013			March 31, 2012
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share)	$348	$—	$348	$348	$—	$348
February 2005 3.625% Notes (conversion price of $14.28 per share)	—	—	—	23,464	—	23,464
April 2009 3.625% Notes (conversion price of $8.25 per share)	64,505	(14,598)	49,907	66,581	(21,119)	45,462
January 2012 4.00% Notes (conversion price of $10.50 per share)	45,000	(8,088)	36,912	45,000	(9,776)	35,224
	$109,853	$(22,686)	$87,167	$135,393	$(30,895)	$104,498
Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the years ended March 31, 2013, 2012 and 2011 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest Expense
Contractual interest coupon	$10	$497	$1,915
Amortization of discount on liability component and debt issuance costs	—	1,147	4,278
	10	1,644	6,193
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest Expense
Contractual interest coupon	80	815	1,238
Amortization of discount on liability component and debt issuance costs	6	1,472	2,053
	86	2,287	3,291
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest Expense
Contractual interest coupon	2,402	2,414	2,414
Amortization of discount on liability component and debt issuance costs	6,038	5,064	4,261
	8,440	7,478	6,675
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest Expense
Contractual interest coupon	1,800	395	—
Amortization of discount on liability component and debt issuance costs	1,738	361	—
	3,538	756	—
Total
Contractual interest coupon	4,292	4,121	5,567
Amortization of discount on liability component and debt issuance costs	7,782	8,044	10,592
	$12,074	$12,165	$16,159

Fiscal 2012 and 2013 Convertible Senior Subordinated Notes Transactions

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

On October 15, 2011, certain holders of the October 2004 2.9375% Notes required LGEI to repurchase $26.6 million in aggregate principal amount (carrying value - $26.6 million), pursuant to their redemption terms. LGEI paid approximately $27.0 million for the repurchase on October 17, 2011, representing a price equal to 100% of the principal amount, together with accrued and unpaid interest through October 17, 2011.
January 2012 4.00% Notes. On January 11, 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017 (the "January 2012 4.00% Notes"). The proceeds were used to fund a portion of the acquisition of Summit discussed in Note 13. See below for key terms of the January 2012 4.00% Notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 20, 2013, $1.1 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 129,090 common shares (plus cash in lieu of fractional shares). The loss on the conversion was not significant because the carrying value of the April 2009 3.625% Notes plus the unamortized deferred financing costs approximated the fair value of the liability component of the notes.
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2013, $0.3 million of aggregate principal amount (carrying value — $0.3 million) of the October 2004 2.9375% Notes remains outstanding.
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
April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes, of which $16.2 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2013, $64.5 million of aggregate principal amount (carrying value — $49.9 million) of the April 2009 3.625% Notes remains outstanding.
Interest: Interest on the April 2009 3.625% Notes is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Outstanding Amount: As of March 31, 2013, $45.0 million of aggregate principal amount (carrying value — $36.9 million) of the January 2012 4.00% Notes remains outstanding.
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

9. Participations and Residuals
The Company expects approximately 66% of accrued participations and residuals will be paid during the one-year period ending March 31, 2014.

10. Film Obligations and Production Loans

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Film obligations	$99,678	$98,750
Production loans
Individual production loans	404,341	352,960
Pennsylvania Regional Center production loans	65,000	65,500
Film credit facility	—	43,940
Total film obligations and production loans	$569,019	$561,150

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2013:

	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Film obligations	$52,173	$22,020	$16,680	$6,000	$6,000	$1,000	$103,873
Production loans
Individual production loans	383,819	20,522	—	—	—	—	404,341
Pennsylvania Regional Center production loans	65,000	—	—	—	—	—	65,000
	$500,992	$42,542	$16,680	$6,000	$6,000	$1,000	573,214
Less imputed interest on film obligations							(4,195)
							$569,019
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $389.3 million incur interest at rates ranging from 3.3% to 4.05%, and approximately $15.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
Outstanding Amount and Maturity Date. At March 31, 2013, the Company had borrowings of $65.0 million (March 31, 2012 — $65.5 million). The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully paid off at that time.
General. On April 9, 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provided for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. The amount that was borrowed was limited to approximately one half of the qualified production costs incurred in the State of Pennsylvania through the two-year period ended April 2010, and was subject to certain other limitations. Under the terms of the loan, for every dollar borrowed, the Company’s production companies were required (within a two-year period) to either create a specified number of jobs, or spend a specified amount in certain geographic regions in the State of Pennsylvania.

Availability of Funds. At March 31, 2013, there were no amounts available under this agreement (March 31, 2012 — nil).
Interest. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually.
Security. The loan was secured by a first priority security interest in the Company’s film library pursuant to an intercreditor agreement with the Company’s senior lender under the Company’s senior revolving credit facility. Pursuant to the terms of the Company’s senior revolving credit facility, the Company was required to maintain certain collateral equal to the loans outstanding plus 5% under this facility. Such collateral can consist of cash, cash equivalents or debt securities, including the Company’s convertible senior subordinated notes repurchased. As of March 31, 2013, $59.4 million principal value (fair value — $72.1 million) of the Company’s convertible senior subordinated notes repurchased was held as collateral under the Company’s senior revolving credit facility (March 31, 2012 — $72.8 million principal value, $83.1 million fair value).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provided for borrowings for the acquisition or production of motion pictures. The Film Credit Facility expired on April 6, 2013.
Outstanding Amount. At March 31, 2013, the Company had no borrowings outstanding (March 31, 2012 — $43.9 million).
Availability of Funds. The Film Credit Facility provided for total borrowings up to $130 million, subject to a borrowing base, which could vary based on the amount of sales contracts in place on pictures financed under the facility.
Maturity Date. The Film Credit Facility had a maturity date of April 6, 2013. Borrowings under the Film Credit Facility were due the earlier of (a) nine months after delivery of each motion picture or (b) April 6, 2013.
Interest. The Film Credit Facility bore interest of 3.25% over the “LIBO” rate (as defined in the credit agreement).
Commitment Fee. The Company was required to pay a quarterly commitment fee of 0.75% per annum on the unused commitment under the Film Credit Facility.
Security. Borrowings under the Film Credit Facility were subject to a borrowing base calculation and were secured by interests in the related motion pictures, together with certain other receivables from other motion picture and television productions pledged by the Company, including a minimum pledge of such receivables of $25 million. Receivables pledged to the Film Credit Facility were excluded from the borrowing base calculation under the Company’s senior revolving credit facility, as described in Note 8.

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

The following table sets forth the carrying values and fair values of the Company’s investment in TV Guide Network's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2013 and March 31, 2012:

	March 31, 2013		March 31, 2012
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TV Guide Network's Mandatorily Redeemable Preferred Stock Units	$91,408	$140,312	$106,406	$145,029

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% convertible senior subordinated notes	$348	$276	$348	$237
February 2005 3.625% convertible senior subordinated notes	—	—	23,464	19,295
April 2009 3.625% convertible senior subordinated notes	49,907	66,939	45,462	59,083
January 2012 4.00% convertible senior subordinated notes	36,912	48,878	35,224	35,619
Individual production loans	404,341	403,883	352,960	351,911
Pennsylvania Regional Center production loans	65,000	65,000	65,500	63,679
Senior secured second-priority notes	432,277	477,965	431,510	479,055
Term loan	—	—	477,514	480,423
	$988,785	$1,062,941	$1,431,982	$1,489,302

12. Capital Stock
(a) Common Shares
The Company had 500 million authorized common shares at March 31, 2013 and March 31, 2012. The table below outlines common shares reserved for future issuance:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Stock options outstanding, average exercise price $13.72 (March 31, 2012 - $10.20)	6,421	3,157
Restricted share units — unvested	2,077	1,867
Share purchase options and restricted share units available for future issuance	12,341	1,984
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	30	30
Shares issuable upon conversion of February 2005 3.625% Notes at conversion price of $14.28 per share	—	1,643
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,819	8,070
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	4,286
Shares reserved for future issuance	32,974	21,037

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Retirement of Treasury Shares
On August 30, 2011, the Company entered into an agreement with certain shareholders, whereby the Company repurchased 11,040,493 of its common shares at a price of $7.00 per share, for aggregate cash consideration of $77.1 million. The shares repurchased under the agreement were included in treasury shares in the accompanying consolidated balance sheet and statement of shareholders' equity as of March 31, 2012.
During the three months ended December 31, 2012, the Company retired the 11,040,493 shares held in treasury.
(c) Share-based Compensation
The Company's stock option and long-term incentive plans permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants for up to 41.3 million shares of the Company’s common stock.
     Employees’ and Directors’ Equity Incentive Plan (the “Plan”): The Plan provided for the issuance of up to 9.0 million shares of common stock of the Company to eligible employees, directors, and service providers. Of the 9.0 million common shares allocated for issuance, up to a maximum of 250,000 common shares may have been issued as discretionary bonuses in accordance with the terms of a share bonus plan. The remaining shares available for additional grant purposes under the Plan were issued under the 2004 Plan, as defined below.
     2004 Performance Incentive Plan (the “2004 Plan”): The 2004 Plan provided for the issuance of up to an additional 14.0 million common shares, stock options, share appreciation rights, restricted shares, share bonuses or other forms of awards granted or denominated in common shares of the Company to eligible employees, directors, officers and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The per share exercise price of an option granted under the 2004 Plan generally may not have been less than the fair market value of a common share of the Company on the date of grant. The maximum term of an option granted under the 2004 Plan is ten years from the date of grant. The remaining shares available for additional grant purposes under the 2004 Plan were to be issued under the 2012 Plan, as defined below.
2012 Performance Incentive Plan: In September 2012, the Company adopted the 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the issuance of up to an additional 18.3 million shares of common shares of the Company, stock options, share appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At March 31, 2013, 12,341,116 common shares were available for grant under the 2012 Plan.
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
The Company recognized the following share-based compensation expense during the years ended March 31, 2013, 2012, and 2011:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Compensation Expense:
Stock Options	$4,681	$179	$2,644
Restricted Share Units and Other Share-based Compensation	27,844	9,546	26,032
Stock Appreciation Rights	15,140	15,289	3,829
Total share-based compensation expense	$47,665	$25,014	$32,505

Tax impact (1)	(17,479)	—	—
Reduction in net income	$30,186	$25,014	$32,505

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.
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

Stock Options
A summary of option activity under the various plans as of March 31, 2013, 2012 and 2011 and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted- Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2013
Outstanding at April 1, 2010	2,760,000	600,000	3,360,000	$9.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(50,000)	—	(50,000)	10.00
Outstanding at March 31, 2011	2,710,000	600,000	3,310,000	$9.75
Granted	250,000	—	250,000	13.80
Exercised	(53,332)	(350,000)	(403,332)	8.73
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2012	2,906,668	250,000	3,156,668	$10.20
Granted	3,692,904	—	3,692,904	16.33
Exercised	(60,000)	(250,000)	(310,000)	9.35
Forfeited or expired	(118,190)	—	(118,190)	12.83
Outstanding at March 31, 2013	6,421,382	—	6,421,382	$13.72	6.55	$64,530,983
Outstanding as of March 31, 2013, vested or expected to vest in the future	6,312,625	—	6,312,625	$13.67	6.56	$63,775,305
Exercisable at March 31, 2013	2,763,335	—	2,763,335	$10.19	3.96	$37,529,527
____________________________

(1)	Issued under our long-term incentive plans.

(2)
On September 10, 2007, in connection with the acquisition of Mandate Pictures, two executives entered into employment agreements with LGF. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, all of which have vested. The options were granted outside of our long-term incentive plans.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The weighted-average grant-date fair values for options granted during the year ended March 31, 2013 was $7.18 (2012 — $5.25, 2011 — nil). The following table represents the assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended March 31, 2013 and 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
Risk-free interest rate	0.5% - 1.5%	1.1%
Expected option lives (in years)	3 - 9 years	6 years
Expected volatility for options	38% - 40%	38%
Expected dividend yield	0%	0%
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2013 was $2.1 million (2012 — $2.5 million, 2011— nil).
During the year ended March 31, 2013, no shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
A summary of the status of the Company’s restricted share units as of March 31, 2013, 2012 and 2011, and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted Average Grant Date Fair
Restricted Share Units:	Shares (1)	Shares (2)	Shares	Value
Outstanding at April 1, 2010	3,092,635	323,333	3,415,968	$7.22
Granted	2,585,688	105,000	2,690,688	6.84
Vested	(3,792,987)	(428,333)	(4,221,320)	7.24
Forfeited	(84,278)	—	(84,278)	4.90
Outstanding at March 31, 2011	1,801,058	—	1,801,058	$6.70
Granted	1,147,052	—	1,147,052	9.17
Vested	(1,003,700)	—	(1,003,700)	6.83
Forfeited	(77,748)	—	(77,748)	6.51
Outstanding at March 31, 2012	1,866,662	—	1,866,662	$8.15
Granted	1,814,186	—	1,814,186	15.23
Vested	(1,465,059)	—	(1,465,059)	9.06
Forfeited	(138,988)	—	(138,988)	9.44
Outstanding at March 31, 2013	2,076,801	—	2,076,801	$13.61
______________________________

(1)	Issued under our long-term incentive plans.

(2)
On September 10, 2007, in connection with the acquisition of Mandate Pictures, two executives entered into employment agreements with Lions Gate Films, Inc. Pursuant to the employment agreements, the executives were granted an aggregate of 287,500 restricted share units, all of which have vested. The restricted share units were granted outside of our long-term incentive plans.

The fair values of restricted share units are determined based on the market value of the shares on the date of grant.
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2013 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in thousands)
Stock Options	$23,250	2.9
Restricted Share Units	20,776	1.7
Total	$44,026

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2013, 572,611 shares were withheld upon the vesting of restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Stock Appreciation Rights
The Company has the following stock appreciation rights (“SARs”) outstanding as of March 31, 2013:

Award Type/ Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date
Cash-settled SARs:
February 5, 2009	150,000	150,000	$5.45	3 years	February 5, 2014
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014
March 17, 2010	500,000	500,000	$5.95	4 years	March 17, 2015
February 9, 2012	233,334	—	$11.01	3 years	February 9, 2017

Equity-settled SARs:
January 19, 2012	1,600,000	—	$9.48	3 years	January 19, 2017

Cash-settled SARs. The fair value of cash-settled SARs ("CSARs") is determined at each reporting period and is recorded as a liability and expensed on a pro rata basis over the vesting period or service period, if shorter. Changes in the fair value of vested CSARs are expensed in the period of change. At March 31, 2013, the Company has a stock-based compensation liability accrual in the amount of $14.3 million (March 31, 2012 — $32.4 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to its CSARs.

CSARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company's common stock at that time over the exercise price of the SAR multiplied by the number of SARs exercised. CSARs can be exercised at any time subsequent to vesting and prior to expiration. During the years ended March 31, 2013 and 2012, the company paid $26.3 million and $0.7 million for the exercise of 3,191,666 and 250,000 SAR shares, respectively. There were no exercises during the year ended March 31, 2011.
On June 30, 2010, the CSARs granted on February 5, 2009, April 6, 2009 and March 17, 2010 became fully vested due to the triggering of the “change in control” provisions in certain executive officer employment agreements discussed above.
The fair value of the CSAR is determined using a Black-Scholes option pricing methodology based on the inputs in the table below. At March 31, 2013, the following assumptions were used in the Black-Scholes option-pricing model:

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
February 5, 2009	0.1%	0.9 years	45%	—%
April 6, 2009	0.1%	1.0 years	45%	—%
March 17, 2010	0.3%	2.0 years	40%	—%
February 9, 2012	0.6%	3.9 years	38%	—%

Equity-settled SARs. Equity-settled SARs (“ESARs”) allow the grantee to receive upon exercise, the number of common shares with a value equal to the difference between the market price of the Company's common stock and the exercise price of the ESARs for the number of shares vested. ESARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of ESARs is determined at the grant date, and expensed on a pro rata basis over the vesting period. The weighted-average grant date fair value of outstanding ESARs at March 31, 2013 was $3.26.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2013, 800,000 ESARs were exercised at a weighted average exercise price of $9.48 per share. Accordingly, the Company issued 217,095 shares in connection with the exercise of ESARs, net of shares cancelled to fund withholding tax obligations upon exercise. The total intrinsic value of ESARs exercised during the year ended March 31, 2013 was $8.7 million. There were no exercises during the years ended March 31, 2012 and March 31, 2011.

As of March 31, 2013, 1,600,000 of the outstanding ESARs are expected to fully vest and have a weighted-average exercise price of $9.48, weighted-average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $22.9 million.

Other Share-Based Compensation
During the year ended March 31, 2013, as per the terms of certain employment agreements, the Company granted the equivalent of $2.8 million (2012 - $1.8 million; 2011 - $1.8 million) in common shares to certain officers on a quarterly basis through the term of their employment contracts. For the year ended March 31, 2013, the Company issued 105,223 shares (2012 - 127,299 shares; 2011 - 150,299 shares), net of shares withheld to satisfy minimum tax withholding obligations. The Company recorded stock-based compensation expense related to this arrangement in the amount of $2.8 million, $2.0 million and $1.8 million for the years ended March 31, 2013, 2012 and 2011, respectively.

13. Acquisitions and Divestitures
Summit
On January 13, 2012, the Company purchased all of the membership interests in Summit, a worldwide independent film producer and distributor. The aggregate purchase price was approximately $412.1 million, which consisted of $361.9 million in cash, 5,837,781 in the Company's common shares (a part of which are included in escrow for indemnification purposes). Approximately $279.4 million of the purchase price and acquisition costs were funded with cash on the balance sheet of Summit. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may have been obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films have met certain target performance thresholds.
In addition, on the date of the close, Summit's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from a new term loan with a principal amount of $500.0 million, which was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the new term loan, including accrued and unpaid interest (see Note 8).
The acquisition was accounted for as a purchase, with the results of operations of Summit included in the Company's consolidated results from January 13, 2012, which included revenues and net loss of $186.0 million and $27.1 million, respectively, for the year ended March 31, 2012. The Company made a provisional allocation of the estimated purchase price of Summit to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. During the measurement period, the Company adjusted the provisional allocation of the estimated purchase price for new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. The measurement period adjustments were not considered significant to retrospectively adjust the provisional allocation as of January 13, 2012. The allocation of the purchase price is as follows:

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

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit as described above and the issuance of the $45.0 million January 2012 4.00% Notes issued in connection with the acquisition occurred at the beginning of the earliest period presented. The information below is based on the purchase price allocation to the assets and liabilities acquired as shown above. The pro forma amounts below include the historical statements of operations of Summit for the years ended December 31, 2011 and 2010 combined with the Company's statements of operations for the years ended March 31, 2012 and 2011. Additionally, the pro forma results include pro forma adjustments for the years ended March 31, 2012 and 2011 of: (1) additional amortization of film costs of $63.2 million and $57.8 million, respectively, related to the increase to fair value of the films acquired, (2) additional amortization of intangibles of $2.6 million and $3.1 million, respectively, related to the fair value of intangible assets acquired, (3) additional interest expense of $3.6 million and $3.5 million, respectively, related to the issuance of the $45.0 million January 2012 4.00% Notes and (4) a net interest expense savings of $3.8 million for the year ended March 31, 2012 and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased interest expense of $25.6 million for the year ended March 31, 2011 due to the net impact of the extinguishment of Summit's existing loans and the borrowings under the new Term Loan.

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
In connection with the Summit acquisition, the Company incurred severance charges of $8.7 million, which were included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. An additional $2.6 million of severance charges were incurred in the fiscal year ended March 31, 2013. As of March 31, 2013, all of the severance costs were paid. All severance costs relate to the Motion Pictures segment.

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

14. Direct Operating Expenses

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Amortization of films and television programs	$966,027	603,660	529,428
Participations and residual expense	422,400	303,418	265,319
Other expenses:
Provision (benefit) for doubtful accounts	30	1,613	(501)
Foreign exchange losses (gains)	2,112	(289)	1,500
	$1,390,569	$908,402	$795,746

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income Taxes
The Company’s Canadian, U.K., U.S., and Australian pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands)
Canada	$(1,513)	$6,283	$30,573
United Kingdom	13,760	14,872	3,122
United States	144,119	(55,465)	(59,889)
Australia	5	(113)	69
	$156,371	$(34,423)	$(26,125)
The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2013	2012	2011
TOTAL	(Amounts in thousands)
Current	$12,143	$3,439	$3,567
Deferred	(87,899)	1,256	689
	$(75,756)	$4,695	$4,256
CANADA
Current	$—	$(126)	$576
Deferred	—	(44)	(1,280)
	—	(170)	(704)
UNITED KINGDOM
Current	$912	$139	$327
Deferred	292	—	—
	1,204	139	327
UNITED STATES
Current	$11,231	$3,426	$2,650
Deferred	(88,191)	1,300	1,969
	(76,960)	4,726	4,619
AUSTRALIA
Current	$—	$—	$14
Deferred	—	—	—
	—	—	14

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$54,730	$(12,048)	$(9,144)
Foreign and provincial operations subject to different income tax rates	(1,349)	(2,305)	(256)
State income tax	5,225	460	427
Permanent differences	7,028	7,857	25,639
Other	(303)	953	(903)
Increase (decrease) in valuation allowance	(141,087)	9,778	(11,507)
	$(75,756)	$4,695	$4,256

At March 31, 2012, due to the uncertainty surrounding the realization of its net deferred tax assets, the Company had a valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to tax deductible goodwill). However, at March 31, 2013, due to the profitability achieved in the year then ended, which resulted in a cumulative positive three-year pre-tax income, and due to the Company's current projections of profitability in the next few years, the Company determined that it was more likely than not that it will realize the benefit of certain of its deferred tax assets, including its net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed. The change in the valuation allowance of $141.1 million consists of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013 and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 (excluding certain deferred tax liabilities for tax deductible goodwill of $4.8 million) that the Company believes are more likely than not to be realized in future periods on future tax returns.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.
The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
CANADA
Assets
Net operating losses	$1,713	$7,417
Property and equipment	1,884	1,883
Reserves	24	24
Other	13,297	6,042
Valuation allowance	(16,918)	(14,955)
	—	411
Liabilities
Other	—	(411)
Net Canada	$—	$—

UNITED KINGDOM
Assets
Net operating losses	$—	$1,987
Property and equipment	81	79
Other	294	972
Valuation Allowance	—	(2,175)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	375	863
Liabilities
Investment in film and television obligations	(656)	(863)
Net United Kingdom	$(281)	$—

UNITED STATES
Assets
Net operating losses	$28,214	$58,590
Accounts payable	18,600	15,123
Other assets	56,965	47,440
Reserves	31,122	44,388
Valuation allowance	(8,916)	(150,094)
	125,985	15,447
Liabilities
Investment in film and television obligations	(20,355)	(4,827)
Accounts receivable	—	—
Subordinated notes	(8,587)	(11,608)
Other	(14,072)	(3,992)
Net United States	$82,971	$(4,980)

AUSTRALIA
Assets
Net operating losses	$—	$—
Property and equipment	1	1
Other	1	1
Valuation allowance	(2)	(2)
	—	—
Liabilities	—	—
Net Australia	$—	$—

TOTAL	$82,690	$(4,980)
At March 31, 2013, the Company had U.S. net operating loss carryforwards of approximately $129.9 million available to reduce future federal income taxes which expire beginning in 2019 through 2032. At March 31, 2013, the Company had state net operating loss carryforwards of approximately $163.5 million available to reduce future state income taxes which expire in varying amounts beginning 2014. At March 31, 2013, the Company had Canadian loss carryforwards of $6.5 million which will expire beginning in 2031 through 2032.
Approximately $76.9 million of net operating loss carryforwards consist of excess tax benefits. An excess tax benefit occurs when the actual tax deduction in connection with a share-based award exceeds the compensation cost expensed for the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At March 31, 2013, deferred tax assets do not include the tax effect of $76.9 million of loss carryovers from these excess tax benefits.
U.S. income taxes were not provided on undistributed earnings from Australian and U.K. subsidiaries because the Company does not intend to repatriate the funds. Those earnings are considered to be permanently reinvested in accordance with accounting guidance. Should the Company repatriate the funds in the future, the Company would have to record and pay taxes on those earnings; however, these subsidiaries do not currently have undistributed earnings.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2013, 2012, and 2011:

Amounts in millions)
Gross unrecognized tax benefits at April 1, 2010	$0.4
Increases in tax positions	—
Decreases in tax positions	(0.1)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2011	0.3
Increases in tax positions	—
Decreases in tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2012	0.3
Increases in tax positions	0.9
Decreases in tax positions	(0.3)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2013	$0.9

For the years ended March 31, 2013 and 2012, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2009 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2009 and forward are subject to examination by the Australian tax authorities. The Company is not currently subject to examination by the U.K. or Canada tax authorities. Currently, audits are occurring in federal and various state and local tax jurisdictions.
16. Government Assistance
Tax credits earned for film and television production activity for the year ended March 31, 2013 totaled $95.1 million (2012 — $96.5 million; 2011 — $57.8 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2013 includes $141.7 million with respect to tax credits receivable (2012 — $119.4 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination.
17. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2013: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Segment revenues
Motion Pictures	$2,329,145	$1,190,289	$1,229,493
Television Production	378,996	397,290	353,227
	$2,708,141	$1,587,579	$1,582,720
Direct operating expenses
Motion Pictures	$1,077,832	$604,340	$525,919
Television Production	312,737	304,062	269,827
	$1,390,569	$908,402	$795,746
Distribution and marketing
Motion Pictures	$787,488	$454,955	$511,795
Television Production	30,374	28,558	35,431
	$817,862	$483,513	$547,226
Segment contribution before general and administration expenses
Motion Pictures	$463,825	$130,994	$191,779
Television Production	35,885	64,670	47,969
	$499,710	$195,664	$239,748
General and administration
Motion Pictures	$67,236	$55,473	$48,413
Television Production	11,963	10,888	11,470
	$79,199	$66,361	$59,883
Segment profit
Motion Pictures	$396,589	$75,521	$143,366
Television Production	23,922	53,782	36,499
	$420,511	$129,303	$179,865
Acquisition of investment in films and television programs
Motion Pictures	$534,782	$481,234	$313,579
Television Production	355,494	209,070	173,812
	$890,276	$690,304	$487,391

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Company’s total segment profit	$420,511	$129,303	$179,865
Less:
Shared services and corporate expenses (1)	(139,142)	(102,503)	(111,524)
Depreciation and amortization	(8,290)	(4,276)	(5,811)
Interest expense	(93,580)	(78,111)	(55,180)
Interest and other income	4,036	2,752	1,742
Gain on sale of asset disposal group	—	10,967	—
Loss on extinguishment of debt	(24,089)	(967)	(14,505)
Equity interests income (loss)	(3,075)	8,412	(20,712)
Income (loss) before income taxes	$156,371	$(34,423)	$(26,125)
____________________________

(1)	The following table presents certain charges included in shared services and corporate expenses:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Share-based compensation expense (1)	$47,665	$25,014	$32,505
Shareholder activist matter (2)	—	(1,726)	22,865
Severance and transaction costs related to the acquisition of Summit	2,575	11,957	—
Other shared services and corporate expenses	88,902	67,258	56,154
	$139,142	$102,503	$111,524
____________________________

(1)
During the year ended March 31, 2011 the Company incurred $21.9 million of share-based compensation expense associated with the immediate vesting of equity awards of certain executive officers triggered by the “change in control” provisions in their respective employment agreements.

(2)
The year ended March 31, 2012 also includes a benefit for charges associated with a shareholder activist matter of $3.9 million related to a negotiated settlement with a vendor of costs incurred and recorded in fiscal year 2011, and insurance recoveries of related litigation offset by other costs.

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2013 and March 31, 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2013			March 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$551,400	$235,750	$787,150	$577,463	$207,067	$784,530
Investment in films and television programs, net	1,002,800	241,275	1,244,075	1,202,692	126,361	1,329,053
Goodwill	294,367	28,961	323,328	297,672	28,961	326,633
	$1,848,567	$505,986	$2,354,553	$2,077,827	$362,389	$2,440,216
Other unallocated assets (primarily cash, other assets, and equity method investments)			406,316			347,779
Total assets			$2,760,869			$2,787,995

Purchases of property and equipment amounted to $2.6 million, $1.9 million and $2.8 million for the years ended March 31, 2013, 2012, and 2011, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Canada	$63,528	$17,207	$86,955
United States	2,020,310	1,270,226	1,223,454
Other foreign	624,303	300,146	272,311
	$2,708,141	$1,587,579	$1,582,720
Assets by geographic location are as follows:

	March 31, 2013	March 31, 2012
	(Amounts in thousands)
Canada	$12,193	$17,306
United States	2,623,358	2,635,023
United Kingdom	122,343	133,053
Australia	2,975	2,613
	$2,760,869	$2,787,995

Total amount of revenue from one customer representing greater than 10% of consolidated revenues for the year ended March 31, 2013 was $287.2 million (2012 — $194.8 million; 2011 — $197.2 million). Accounts receivable due from this customer was approximately 12% of consolidated gross accounts receivable at March 31, 2013 and accounts receivable due from another customer was approximately 10% of consolidated gross accounts receivable at March 31, 2013, representing a total amount of gross accounts receivable due from these customers of approximately $109.4 million and $90.7 million, respectively. At March 31, 2012, accounts receivable due from these customers was approximately 14% and less than 10%, respectively, of consolidated gross accounts receivable, representing a total amount of gross accounts receivable due from these customers of approximately $126.7 million and $64.9 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2013:

	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Contractual commitments by expected repayment date
Distribution and marketing commitments (1)	$123,059	$17,992	$—	$—	$—	$—	$141,051
Minimum guarantee commitments (2)	165,887	28,001	500	—	—	—	194,388
Production loan commitments (2)	88,041	55,104	16,119	—	—	—	159,264
Cash interest payments on subordinated notes and other financing obligations	4,149	4,149	1,800	1,800	—	—	11,898
Cash interest payments on senior secured second priority notes	44,690	44,690	44,690	44,690	—	—	178,760
Operating lease commitments	10,736	9,156	4,313	752	775	1,735	27,467
Other contractual obligations	4,259	2,308	576	—	—	—	7,143
Employment and consulting contracts	50,331	26,840	8,337	1,275	586	—	87,369
Total future commitments under contractual obligations (3)	$491,152	$188,240	$76,335	$48,517	$1,361	$1,735	$807,340
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

(3)	Excludes the interest payments on the senior revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
Operating Leases. The Company has operating leases for offices and equipment. The operating lease for the Company's principal office expires in August 2015. The Company incurred rental expense of $10.1 million during the year ended March 31, 2013 (2012— $8.3 million; 2011 — $8.6 million). The Company earned sublease income of $1.7 million during the year ended March 31, 2013 (2012 — $0.7 million; 2011 — $0.7 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The Company does not participate in any multiemployer benefit plans that are considered to be individually significant, and the largest plans in which the Company participates are funded at a level of 80% or greater. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2013, 2012 and 2011 were $31.3 million, $20.5 million, and $16.5 million, respectively.
If we cease to be obligated to make contributions or otherwise withdraw from participation in any of these plans, applicable law requires us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability.
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

19. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 18.0% of accounts receivable, net at March 31, 2013 (2012 — 15.2%).
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2013, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 12 months from March 31, 2013:

March 31, 2013
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.8	in exchange for	$6.1	$1.61
Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2013 amounted to $0.5 million (2012 - less than $0.1 million loss; 2011 - $0.6 million loss) and are included in other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2013 were $0.3 million (2012 and 2011 - nil), and are included in direct operating expenses in the consolidated statement of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of March 31, 2013, $0.3 million was included in other assets (March 31, 2012 - $0.2 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives, which was valued using Level 2 inputs.

20. Supplementary Cash Flow Statement Information

(a) Interest paid during the fiscal year ended March 31, 2013 amounted to $74.9 million (2012 — $52.1 million; 2011 — $38.8 million).
(b) Income taxes paid during the fiscal year ended March 31, 2013 amounted to $10.7 million (2012 — $3.6 million; 2011 — $4.3 million).

The supplemental schedule of noncash investing and financing activities is presented below:

	Year Ended	Year Ended	Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(Amounts in thousands)
Non-cash investing activities:
Portion of Summit purchase price paid in common shares (see Note 13)	$—	$50,205	$—

Non-cash financing activities:
Principal amount of February 2005 3.625% Notes converted into 1,107,950 common shares (see Note 8)	$15,825	$—	$—
Principal amount of April 2009 3.625% Notes converted into 251,150 common shares (see Note 8)	2,072	—	—
Principal amount of October 2004 2.9375% Notes and February 2005 3.625% Notes converted into 16,236,303 common shares associated with the July 2010 refinancing exchange transaction	—	—	99,718
	$17,897	$—	$99,718

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(Amounts in thousands, except per share amounts)
2013
Revenues	$471,820	$706,968	$743,645	$785,708
Direct operating expenses	$245,818	$323,230	$402,334	$419,187
Net income (loss) (1)	$(44,200)	$75,529	$37,830	$162,968
Basic income (loss) per share	$(0.33)	$0.56	$0.28	$1.20
Diluted income (loss) per share	$(0.33)	$0.53	$0.27	$1.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2012
Revenues	$261,259	$358,081	$323,026	$645,213
Direct operating expenses	$139,358	$206,344	$201,957	$360,743
Net income (loss)	$10,334	$(25,306)	$(1,400)	$(22,746)
Basic income (loss) per share	$0.08	$(0.19)	(0.01)	$(0.17)
Diluted income (loss) per share	$0.08	$(0.19)	(0.01)	$(0.17)
________________________________________
(1) Net income in the fourth quarter includes an $87.5 million income tax benefit resulting from the reversal of a substantial portion of the Company's deferred tax valuation allowance.
22. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, and the January 2012 4.00% by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present condensed consolidating financial information as of March 31, 2013 and March 31, 2012, and for the years ended March 31, 2013, 2012 and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$592	$36,834	$24,937	$—	$62,363
Restricted cash	—	9,903	761	—	10,664
Accounts receivable, net	655	5,017	781,478	—	787,150
Investment in films and television programs, net	246	6,391	1,238,966	(1,528)	1,244,075
Property and equipment, net	—	8,019	511	—	8,530
Equity method investments	—	8,005	162,262	(817)	169,450
Goodwill	10,173	—	313,155	—	323,328
Other assets	49,195	56,544	15,879	(48,999)	72,619
Deferred tax assets	—	69,118	13,572	—	82,690
Subsidiary investments and advances	296,373	451,668	—	(748,041)	—
	$357,234	$651,499	$2,551,521	$(799,385)	$2,760,869
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$338,474	$—	$—	$338,474
Senior secured second-priority notes	—	432,277	—	—	432,277
Accounts payable and accrued liabilities	449	104,078	209,258	(165)	313,620
Participations and residuals	186	3,411	406,077	89	409,763
Film obligations and production loans	73	—	568,946	—	569,019
Convertible senior subordinated notes and other financing obligations	—	87,167	49,000	(49,000)	87,167
Deferred revenue	—	14,899	239,124	—	254,023
Intercompany payables	—	—	320,522	(320,522)	—
Shareholders’ equity (deficiency)	356,526	(328,807)	758,594	(429,787)	356,526
	$357,234	$651,499	$2,551,521	$(799,385)	$2,760,869

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$21,760	$2,686,381	$—	$2,708,141
EXPENSES:
Direct operating	—	2,300	1,388,269	—	1,390,569
Distribution and marketing	(1)	2,223	815,640	—	817,862
General and administration	1,524	136,109	81,302	(594)	218,341
Depreciation and amortization	—	1,969	6,321	—	8,290
Total expenses	1,523	142,601	2,291,532	(594)	2,435,062
OPERATING INCOME (LOSS)	(1,523)	(120,841)	394,849	594	273,079
Other expenses (income):
Interest expense	—	74,554	19,958	(932)	93,580
Interest and other income	(9)	(3,493)	(1,466)	932	(4,036)
Loss on extinguishment of debt	—	983	23,106	—	24,089
Total other expenses (income)	(9)	72,044	41,598	—	113,633
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,514)	(192,885)	353,251	594	159,446
Equity interests income (loss)	233,641	358,631	251	(595,598)	(3,075)
INCOME (LOSS) BEFORE INCOME TAXES	232,127	165,746	353,502	(595,004)	156,371
Income tax provision (benefit)	—	(67,895)	(7,861)	—	(75,756)
NET INCOME (LOSS)	232,127	233,641	361,363	(595,004)	232,127
Foreign currency translation adjustments	(2,766)	(9,247)	23,790	(15,039)	(3,262)
Net unrealized gain on foreign exchange contracts	—	—	496	—	496
COMPREHENSIVE INCOME (LOSS)	$229,361	$224,394	$385,649	$(610,043)	$229,361

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,167	$(173,540)	$436,492	$—	$276,119
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	6,354
Investment in equity method investees	—	—	(1,530)	—	(1,530)
Increase in loans receivable	—	—	—	—	—
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(2,114)	(467)	—	(2,581)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,114)	6,609	—	4,495
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	1,160,424	—	—	1,160,424
Senior revolving credit facility - repayments	—	(921,700)	—	—	(921,700)
Senior revolving credit facility - deferred financing costs	—	(15,804)	—	—	(15,804)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	(3,270)
Term Loan - repayments	—	—	(484,664)	—	(484,664)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Individual production loans - borrowings	—	—	374,506	—	374,506
Individual production loans - repayments	—	—	(323,124)	—	(323,124)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	(500)
Film credit facility - borrowings	—	—	4,004	—	4,004
Film credit facility - repayments	—	—	(47,945)	—	(47,945)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Exercise of stock options	2,897	—	—	—	2,897
Tax withholding required on equity awards	(15,995)	—	—	—	(15,995)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,098)	212,011	(481,433)	—	(282,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	69	36,357	(38,332)	—	(1,906)
FOREIGN EXCHANGE EFFECTS ON CASH	(38)	—	9	—	(29)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$592	$36,834	$24,937	$—	$62,363

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$63,260	$—	$64,298
Restricted cash	—	7,169	4,767	—	11,936
Accounts receivable, net	498	11,046	772,986	—	784,530
Investment in films and television programs, net	2	6,391	1,325,337	(2,677)	1,329,053
Property and equipment, net	—	7,236	2,536	—	9,772
Equity method investments	—	11,598	160,481	(817)	171,262
Goodwill	10,173	—	316,460	—	326,633
Other assets	49,198	48,923	41,390	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	—	(129,126)	—
	$90,568	$191,830	$2,687,217	$(181,620)	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	431,510
Term loan	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	282,438	69	371,092
Participations and residuals	189	3,411	416,227	498	420,325
Film obligations and production loans	74	—	561,076	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	52,778	(49,000)	108,276
Deferred revenue	—	17,798	210,795	—	228,593
Intercompany payables	—	—	311,142	(311,142)	—
Shareholders’ equity (deficiency)	89,785	(553,202)	375,247	177,955	89,785
	$90,568	$191,830	$2,687,217	$(181,620)	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,836	$1,584,132	$(24,389)	$1,587,579
EXPENSES:
Direct operating	448	(317)	912,953	(4,682)	908,402
Distribution and marketing	(1)	(49)	483,665	(102)	483,513
General and administration	5,965	87,061	76,143	(305)	168,864
Gain on sale of asset disposal group	(10,967)	—	—	—	(10,967)
Depreciation and amortization	—	2,784	1,492	—	4,276
Total expenses	(4,555)	89,479	1,474,253	(5,089)	1,554,088
OPERATING INCOME (LOSS)	4,555	(61,643)	109,879	(19,300)	33,491
Other expenses (income):
Interest expense	—	64,020	14,977	(886)	78,111
Interest and other income	(77)	(2,827)	(734)	886	(2,752)
Loss on extinguishment of debt	—	967	—	—	967
Total other expenses (income)	(77)	62,160	14,243	—	76,326
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,632	(123,803)	95,636	(19,300)	(42,835)
Equity interests income (loss)	(43,827)	79,880	15,946	(43,587)	8,412
INCOME (LOSS) BEFORE INCOME TAXES	(39,195)	(43,923)	111,582	(62,887)	(34,423)
Income tax provision	(77)	1,648	3,124	—	4,695
NET INCOME (LOSS)	(39,118)	(45,571)	108,458	(62,887)	(39,118)
Foreign currency translation adjustments	(2,287)	5,738	10,442	(16,142)	(2,249)
Net unrealized gain on foreign exchange contracts	—	—	(38)	—	(38)
COMPREHENSIVE INCOME (LOSS)	$(41,405)	$(39,833)	$118,862	$(79,029)	$(41,405)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(63,106)	$—	$(214,113)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 13)	—	—	(553,732)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 13)	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	(4,671)
Repayment of loans receivable	—	—	—	—	—
Purchases of property and equipment	—	(1,728)	(157)	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(553,889)	—	(552,199)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	390,650	—	—	390,650
Senior revolving credit facility - repayments	—	(360,650)	—	—	(360,650)
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955	—	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)	—	—	(9,852)
Term Loan - borrowings associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	476,150	—	476,150
Term Loan - repayments	—	—	(15,066)	—	(15,066)
Convertible senior subordinated notes - borrowings	—	45,000	—	—	45,000
Convertible senior subordinated notes - repurchases	—	(46,059)	—	—	(46,059)
Individual production loans - borrowings	—	—	327,531	—	327,531
Individual production loans - repayments	—	—	(207,912)	—	(207,912)
Film credit facility - borrowings	—	—	54,325	—	54,325
Film credit facility - repayments	—	—	(30,813)	—	(30,813)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Exercise of stock options	3,520	—	—	—	3,520
Tax withholding required on equity awards	(4,320)	—	—	—	(4,320)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	604,215	—	747,371
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	(12,780)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$63,260	$—	$64,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,595,659	$(38,338)	$1,582,720
EXPENSES:
Direct operating	—	1,534	830,743	(36,531)	795,746
Distribution and marketing	—	522	546,747	(43)	547,226
General and administration	3,098	108,160	60,498	(349)	171,407
Depreciation and amortization	—	3,694	2,117	—	5,811
Total expenses	3,098	113,910	1,440,105	(36,923)	1,520,190
OPERATING INCOME (LOSS)	(3,098)	(88,511)	155,554	(1,415)	62,530
Other expenses (income):
Interest expense	—	51,132	4,819	(771)	55,180
Interest and other income	(172)	(1,731)	(610)	771	(1,742)
Loss on extinguishment of debt	—	14,505	—	—	14,505
Total other expenses (income)	(172)	63,906	4,209	—	67,943
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(2,926)	(152,417)	151,345	(1,415)	(5,413)
Equity interests income (loss)	(27,455)	70,576	(17,303)	(46,530)	(20,712)
INCOME (LOSS) BEFORE INCOME TAXES	(30,381)	(81,841)	134,042	(47,945)	(26,125)
Income tax provision	—	3,032	1,224	—	4,256
NET INCOME (LOSS)	(30,381)	(84,873)	132,818	(47,945)	(30,381)
Foreign currency translation adjustments	5,187	(1,381)	(2,817)	4,767	5,756
Net unrealized gain on foreign exchange contracts			(569)		(569)
COMPREHENSIVE INCOME (LOSS)	$(25,194)	$(86,254)	$129,432	$(43,178)	$(25,194)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$81,561	$—	$42,327
INVESTING ACTIVITIES:
Purchases of investments	—	(13,993)	—	—	(13,993)
Proceeds from the sale of investments	—	20,989	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	(24,677)
Increase in loan receivables	—	(1,042)	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	8,113
Purchases of property and equipment	—	(658)	(2,098)	—	(2,756)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(31,662)	—	(28,366)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	525,250	—	—	525,250
Senior revolving credit facility - repayments	—	(472,500)	—	—	(472,500)
Individual production loans - borrowings	—	—	118,589	—	118,589
Individual production loans - repayments	—	—	(147,102)	—	(147,102)
Film credit facility - borrowings	—	—	19,456	—	19,456
Film credit facility - repayments	—	—	(34,762)	—	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	3,087
Tax withholding required on equity awards	(13,476)	—	—	—	(13,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(40,732)	—	(1,458)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	9,167	—	12,503
FOREIGN EXCHANGE EFFECTS ON CASH	37	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	65,369	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$79,173	$—	$86,419

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of March 31, 2013 and March 31, 2012, and for the years ended March 31, 2013, 2012 and 2011 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$592	$36,834	$2,187	$22,750	$—	$62,363
Restricted cash	—	9,903	—	761	—	10,664
Accounts receivable, net	655	5,017	738,748	42,730	—	787,150
Investment in films and television programs, net	246	6,391	1,182,453	55,006	(21)	1,244,075
Property and equipment, net	—	8,019	102	409	—	8,530
Equity method investments	—	8,005	69,972	91,697	(224)	169,450
Goodwill	10,173	—	282,957	30,198	—	323,328
Other assets	49,195	56,544	14,739	1,140	(48,999)	72,619
Deferred tax assets	—	69,118	13,851	—	(279)	82,690
Subsidiary investments and advances	296,373	451,668	3,168	—	(751,209)	—
	$357,234	$651,499	$2,308,177	$244,691	$(800,732)	$2,760,869
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$338,474	$—	$—	$—	$338,474
Senior secured second-priority notes	—	432,277	—	—	—	432,277
Accounts payable and accrued liabilities	449	104,078	185,421	24,116	(444)	313,620
Participations and residuals	186	3,411	391,226	14,652	288	409,763
Film obligations and production loans	73	—	561,058	7,888	—	569,019
Convertible senior subordinated notes and other financing obligations	—	87,167	49,000	—	(49,000)	87,167
Deferred revenue	—	14,899	236,925	2,199	—	254,023
Intercompany payable	—	—	201,900	125,010	(326,910)	—
Shareholders’ equity (deficiency)	356,526	(328,807)	682,647	70,826	(424,666)	356,526
	$357,234	$651,499	$2,308,177	$244,691	$(800,732)	$2,760,869

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes, and therefore are included in Balance Sheet of the Guarantors as of March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$21,760	$2,475,272	$305,969	$(94,860)	$2,708,141
EXPENSES:
Direct operating	—	2,300	1,326,479	180,549	(118,759)	1,390,569
Distribution and marketing	(1)	2,223	734,305	81,335	—	817,862
General and administration	1,524	136,109	69,650	11,652	(594)	218,341
Depreciation and amortization	—	1,969	3,089	3,232	—	8,290
Total expenses	1,523	142,601	2,133,523	276,768	(119,353)	2,435,062
OPERATING INCOME (LOSS)	(1,523)	(120,841)	341,749	29,201	24,493	273,079
Other expenses (income):
Interest expense	—	74,554	5,903	14,055	(932)	93,580
Interest and other income	(9)	(3,493)	(1,198)	(268)	932	(4,036)
Loss on extinguishment of debt	—	983	14,947	8,159	—	24,089
Total other expenses (income)	(9)	72,044	19,652	21,946	—	113,633
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,514)	(192,885)	322,097	7,255	24,493	159,446
Equity interests income (loss)	233,641	358,631	16,780	(17,786)	(594,341)	(3,075)
INCOME (LOSS) BEFORE INCOME TAXES	232,127	165,746	338,877	(10,531)	(569,848)	156,371
Income tax provision (benefit)	—	(67,895)	(11,924)	4,063	—	(75,756)
NET INCOME (LOSS)	232,127	233,641	350,801	(14,594)	(569,848)	232,127
Foreign currency translation adjustments	(2,766)	(9,247)	24,730	(940)	(15,039)	(3,262)
Net unrealized gain (loss) on foreign exchange contracts	—	—	4	492	—	496
COMPREHENSIVE INCOME (LOSS)	$229,361	$224,394	$375,535	$(15,042)	$(584,887)	$229,361

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes. Therefore, the Statement of Operations of the Guarantors includes Summit from the termination of the Term loan through March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors (1)	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,167	$(173,540)	$(29,230)	$465,722	$—	$276,119
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	—	6,354
Investment in equity method investees	—	—	—	(1,530)	—	(1,530)
Increase in loans receivable	—	—	—	—	—	—
Repayment of loans receivable	—	—	4,274	—	—	4,274
Purchases of property and equipment	—	(2,114)	(364)	(103)	—	(2,581)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,114)	8,242	(1,633)	—	4,495
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	1,160,424	—	—	—	1,160,424
Senior revolving credit facility - repayments	—	(921,700)	—	—	—	(921,700)
Senior revolving credit facility - deferred financing costs	—	(15,804)	—	—	—	(15,804)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	—	(3,270)
Term Loan - repayments	—	—	—	(484,664)	—	(484,664)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	—	(7,639)
Individual production loans - borrowings	—	—	373,176	1,330	—	374,506
Individual production loans - repayments	—	—	(303,375)	(19,749)	—	(323,124)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	—	(500)
Film credit facility - borrowings	—	—	4,004	—	—	4,004
Film credit facility - repayments	—	—	(47,945)	—	—	(47,945)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Exercise of stock options	2,897	—	—	—	—	2,897
Tax withholding requirements on equity awards	(15,995)	—	—	—	—	(15,995)
Other financing obligations - repayments	—	—	(3,710)	—	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,098)	212,011	21,650	(503,083)	—	(282,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	69	36,357	662	(38,994)	—	(1,906)
FOREIGN EXCHANGE EFFECTS ON CASH	(38)	—	—	9	—	(29)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	1,525	61,735	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$592	$36,834	$2,187	$22,750	$—	$62,363

(1)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes. Therefore, the Statement of Cash Flows of the Guarantors includes Summit from the termination of the Term loan through March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$561	$477	$1,525	$61,735	$—	$64,298
Restricted cash	—	7,169	—	4,767	—	11,936
Accounts receivable, net	498	11,046	482,003	290,983	—	784,530
Investment in films and television programs, net	2	6,391	710,459	612,548	(347)	1,329,053
Property and equipment, net	—	7,236	121	2,415	—	9,772
Equity method investments	—	11,598	52,889	108,255	(1,480)	171,262
Goodwill	10,173	—	192,830	123,630	—	326,633
Other assets	49,198	48,923	6,414	34,976	(49,000)	90,511
Subsidiary investments and advances	30,136	98,990	—	—	(129,126)	—
	$90,568	$191,830	$1,446,241	$1,239,309	$(179,953)	$2,787,995
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$99,750	$—	$—	$—	$99,750
Senior secured second-priority notes	—	431,510	—	—	—	431,510
Term loan	—	—	—	477,514	—	477,514
Accounts payable and accrued liabilities	520	88,065	202,535	79,903	69	371,092
Participations and residuals	189	3,411	272,780	144,037	(92)	420,325
Film obligations and production loans	74	—	481,359	79,717	—	561,150
Convertible senior subordinated notes and other financing obligations	—	104,498	3,718	49,060	(49,000)	108,276
Deferred revenue	—	17,798	166,292	44,503	—	228,593
Intercompany payables	—	—	7,532	310,562	(318,094)	—
Shareholders’ equity (deficiency)	89,785	(553,202)	312,025	54,013	187,164	89,785
	$90,568	$191,830	$1,446,241	$1,239,309	$(179,953)	$2,787,995

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$27,836	$1,308,092	$326,980	$(75,329)	$1,587,579
EXPENSES:
Direct operating	448	(317)	748,030	218,781	(58,540)	908,402
Distribution and marketing	(1)	(49)	399,484	84,181	(102)	483,513
General and administration	5,965	87,061	54,131	22,012	(305)	168,864
Gain on sale of asset disposal group	(10,967)	—	—	—	—	(10,967)
Depreciation and amortization	—	2,784	225	1,267	—	4,276
Total expenses	(4,555)	89,479	1,201,870	326,241	(58,947)	1,554,088
OPERATING INCOME (LOSS)	4,555	(61,643)	106,222	739	(16,382)	33,491
Other expenses (income):
Interest expense	—	64,020	5,925	9,052	(886)	78,111
Interest and other income	(77)	(2,827)	(449)	(285)	886	(2,752)
Loss on extinguishment of debt	—	967	—	—	—	967
Total other expenses (income)	(77)	62,160	5,476	8,767	—	76,326
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	4,632	(123,803)	100,746	(8,028)	(16,382)	(42,835)
Equity interests income (loss)	(43,827)	79,880	24,177	(9,259)	(42,559)	8,412
INCOME (LOSS) BEFORE INCOME TAXES	(39,195)	(43,923)	124,923	(17,287)	(58,941)	(34,423)
Income tax provision (benefit)	(77)	1,648	1,442	1,682	—	4,695
NET INCOME (LOSS)	(39,118)	(45,571)	123,481	(18,969)	(58,941)	(39,118)
Foreign currency translation adjustments	(2,287)	5,738	10,872	(430)	(16,142)	(2,249)
Net unrealized gain (loss) on foreign exchange contracts	—	—	(25)	(13)	—	(38)
COMPREHENSIVE INCOME (LOSS)	$(41,405)	$(39,833)	$134,328	$(19,412)	$(75,083)	$(41,405)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(118,139)	$55,033	$—	$(214,113)
INVESTING ACTIVITIES:
Purchase of Summit, net of unrestricted cash acquired of $315,932 (see Note 13)	—	—	(18,414)	(535,318)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 13)	9,119	—	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	—	(1,030)
Increase in loans receivable	—	(4,671)	—	—	—	(4,671)
Purchases of property and equipment	—	(1,728)	(157)	—	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(18,571)	(535,318)	—	(552,199)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	390,650	—	—	—	390,650
Senior revolving credit facility - repayments	—	(360,650)	—	—	—	(360,650)
Senior secured second-priority notes - borrowings, net of deferred financing costs	—	201,955	—	—	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)	—	—	—	(9,852)
Term Loan - borrowings associated with the acquisition of Summit, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	—	476,150	—	476,150
Term Loan - repayments	—	—	(1,586)	(13,480)	—	(15,066)
Convertible senior subordinated notes - borrowings	—	45,000	—	—	—	45,000
Convertible senior subordinated notes - repurchases	—	(46,059)	—	—	—	(46,059)
Individual production loans - borrowings	—	—	320,864	6,667	—	327,531
Individual production loans - repayments	—	—	(205,251)	(2,661)	—	(207,912)
Film credit facility - borrowings	—	—	54,325	—	—	54,325
Film credit facility - repayments	—	—	(30,813)	—	—	(30,813)
Repurchase of common shares	(77,088)	—	—	—	—	(77,088)
Exercise of stock options	3,520	—	—	—	—	3,520
Tax withholding required on equity awards	(4,320)	—	—	—	—	(4,320)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	137,539	466,676	—	747,371
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	829	(13,609)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	696	78,477	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$1,525	$61,735	$—	$64,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$25,399	$1,427,122	$190,214	$(60,015)	$1,582,720
EXPENSES:
Direct operating	—	1,534	769,468	84,020	(59,276)	795,746
Distribution and marketing	—	522	462,254	84,493	(43)	547,226
General and administration	3,098	108,160	45,532	14,963	(346)	171,407
Depreciation and amortization	—	3,694	1,373	744	—	5,811
Total expenses	3,098	113,910	1,278,627	184,220	(59,665)	1,520,190
OPERATING INCOME (LOSS)	(3,098)	(88,511)	148,495	5,994	(350)	62,530
Other expenses (income):
Interest expense	—	51,132	3,968	851	(771)	55,180
Interest and other income	(172)	(1,731)	(444)	(166)	771	(1,742)
Loss on extinguishment of debt	—	14,505	—	—	—	14,505
Total other expenses (income)	(172)	63,906	3,524	685	—	67,943
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(2,926)	(152,417)	144,971	5,309	(350)	(5,413)
Equity interests income (loss)	(27,455)	70,576	(14,367)	(427)	(49,039)	(20,712)
INCOME (LOSS) BEFORE INCOME TAXES	(30,381)	(81,841)	130,604	4,882	(49,389)	(26,125)
Income tax provision (benefit)	—	3,032	1,530	(306)	—	4,256
NET INCOME (LOSS)	(30,381)	(84,873)	129,074	5,188	(49,389)	(30,381)
Foreign currency translation adjustments	5,187	(1,381)	(4,452)	1,635	4,767	5,756
Net unrealized gain (loss) on foreign exchange contracts	—	—	(64)	(505)	—	(569)
COMPREHENSIVE INCOME (LOSS)	$(25,194)	$(86,254)	$124,558	$6,318	$(44,622)	$(25,194)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2011
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,420	$(54,654)	$69,717	$11,844	$—	$42,327
INVESTING ACTIVITIES:
Purchases of investments	—	(13,993)	—	—	—	(13,993)
Proceeds from the sale of investments	—	20,989	—	—	—	20,989
Buy-out of the earn-out associated with the acquisition of Debmar-Mercury, LLC	—	—	(15,000)	—	—	(15,000)
Investment in equity method investees	(2,000)	—	(22,677)	—	—	(24,677)
Increase in loan receivables	—	(1,042)	—	—	—	(1,042)
Repayment of loans receivable	—	—	8,113	—	—	8,113
Purchases of property and equipment	—	(658)	(504)	(1,594)	—	(2,756)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,000)	5,296	(30,068)	(1,594)	—	(28,366)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	525,250	—	—	—	525,250
Senior revolving credit facility - repayments	—	(472,500)	—	—	—	(472,500)
Individual production loans - borrowings	—	—	105,194	13,395	—	118,589
Individual production loans - repayments	—	—	(140,080)	(7,022)	—	(147,102)
Film credit facility - borrowings	—	—	19,456	—	—	19,456
Film credit facility - repayments	—	—	(34,762)	—	—	(34,762)
Change in restricted cash collateral associated with financing activities	—	—	3,087	—	—	3,087
Tax withholding requirements on equity awards	(13,476)	—	—	—	—	(13,476)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,476)	52,750	(47,105)	6,373	—	(1,458)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56)	3,392	(7,456)	16,623	—	12,503
FOREIGN EXCHANGE EFFECTS ON CASH	37	—	—	4,637	—	4,674
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	814	3,059	8,152	57,217	—	69,242
CASH AND CASH EQUIVALENTS — END OF PERIOD	$795	$6,451	$696	$78,477	$—	$86,419

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. Related Party Transactions

Sobini Films

In November 2011, the Company entered into a distribution agreement with Sobini Films pursuant to which the Company acquired certain North American distribution rights to the film Sexy Evil Genius. Scott Paterson, a director of the Company, is an investor in Sexy Evil Genius. During the year ended March 31, 2013, the Company paid $0.3 million to Sobini Films under this agreement (2012 - nil).

Thunderbird Films

In March 2012, the Company announced that it had entered into a partnership with Thunderbird Films, a television production, distribution and financing company, to produce programming for broadcast and cable networks. Frank Giustra, a director and former founder of the Company, owns an interest in Thunderbird Films. The venture, Sea To Sky Entertainment (“Sea to Sky”), will generate a broad range of scripted programming for mainstream commercial audiences in the U.S. and Canada. Sea To Sky, which will be jointly managed, will share production and distribution costs for series picked up by television networks, allowing co-funding of network television programming while mitigating risk. During the year ended March 31, 2013, the Company paid less than $0.1 million to Sea To Sky under this arrangement (2012 - nil, 2011 - nil).

In December 2011, the Company entered into a distribution agreement with Thunderbird Films, pursuant to which the Company acquired certain distribution rights to the television series Endgame. During the year ended March 31, 2013, the Company paid $0.4 million to Thunderbird Films under this agreement (2012 - nil).

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

During the year ended March 31, 2013, Icon paid the Company $1.3 million, and the Company incurred $10.5 million in media advertising expenses with Icon under the Vendor Agreement. During the year ended March 31, 2012, under a previous vendor agreement with Icon (which expired in the fourth quarter of fiscal 2012), Icon paid the Company $1.0 million (2011 — $1.3 million). During the year ended March 31, 2012, the Company incurred $8.6 million in media advertising expenses with Icon under the previous vendor Agreement (2011 — $7.8 million).

Other Transactions with Equity Method Investees
     FEARnet. During the year ended March 31, 2013, the Company recognized $3.3 million in revenue pursuant to the five-year license agreement with FEARnet (2012 — $1.9 million, 2011— $3.2 million), and held accounts receivable due from FEARnet pursuant to the agreement of $1.1 million (2012 — $0.5 million).
     Roadside. During the year ended March 31, 2013, the Company recognized $4.0 million in revenue from Roadside in connection with the release of certain theatrical titles (2012 — $6.4 million, 2011 — nil), and held accounts receivable due from Roadside of $2.8 million (2012 — $4.1 million). During the year ended March 31, 2013, the Company recognized $13.9 million in distribution and marketing expenses paid to Roadside in connection with the release of certain theatrical titles (2012 — $12.1 million, 2011 — less than $0.5 million). During the year ended March 31, 2013, the Company made $3.6 million in participation payments to Roadside in connection with the distribution of certain theatrical titles (2012 — $5.7 million, 2011 — $10.4 million).
     Break Media. During the year ended March 31, 2013, the Company recognized $2.5 million in interest income associated with a $18.3 million note receivable from Break Media, see Note 7 (2012 — $1.9 million, 2011 — $1.6 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     EPIX. During the year ended March 31, 2013, the Company recognized $90.7 million of revenue from EPIX in connection with the licensing of certain theatrical releases and other films and television programs, see Note 6 (2012 — $70.3 million, 2011 — $89.4 million). As of March 31, 2013, the Company held $27.5 million of accounts receivables from EPIX (2012 — $24.1 million). In addition, as of March 31, 2013, the Company had $11.1 million in deferred revenue from EPIX (2012 — $6.4 million).
     TV Guide Network. During the year ended March 31, 2013, the Company recognized $2.9 million of revenue (2012 — $2.9 million, 2011 — $14.9 million) from TV Guide Network in connection with the licensing of certain films and/or television programs, see Note 6. Additionally, the Company recognized $17.3 million of income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock units as equity interest income (2012 — $15.1 million, 2011 — $14.1 million). Also, during the year ended March 31, 2011, the Company received a pay-out of accreted interest on the mandatorily redeemable preferred stock units of $10.2 million. As of March 31, 2013, the Company held $11.9 million of accounts receivables from TV Guide Network (2012 — $13.5 million).

25. Subsequent Events (Unaudited)
Convertible Senior Subordinated Notes Issuance. On April 15, 2013, LGEI sold $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018 (the "April 2013 Notes"). Interest on the April 2013 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. The April 2013 Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances as specified in its indenture.