Form 10-Q
period 2013-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2013-08-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2013
Common Shares, no par value per share	137,110,443 shares

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2013, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition strategy and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 30, 2013, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$51,019	$62,363
Restricted cash	9,010	10,664
Accounts receivable, net of reserves for returns and allowances of $80,424 (March 31, 2013 - $103,418) and provision for doubtful accounts of $4,358 (March 31, 2013 - $4,494)	819,438	787,150
Investment in films and television programs, net	1,185,650	1,244,075
Property and equipment, net	9,266	8,530
Equity method investments	158,161	169,450
Goodwill	323,328	323,328
Other assets	72,594	72,619
Deferred tax assets	80,626	82,690
Total assets	$2,709,092	$2,760,869
LIABILITIES
Senior revolving credit facility	$339,474	$338,474
Senior secured second-priority notes	428,517	432,277
Accounts payable and accrued liabilities	277,534	313,620
Participations and residuals	392,239	409,763
Film obligations and production loans	509,015	569,019
Convertible senior subordinated notes	149,080	87,167
Deferred revenue	233,440	254,023
Total liabilities	2,329,299	2,404,343
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 136,365,493 shares issued (March 31, 2013 - 135,882,899 shares)	682,352	672,915
Accumulated deficit	(296,295)	(309,912)
Accumulated other comprehensive loss	(6,264)	(6,477)
Total shareholders’ equity	379,793	356,526
Total liabilities and shareholders’ equity	$2,709,092	$2,760,869
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands, except per share amounts)
Revenues	$569,728	$471,820
Expenses:
Direct operating	306,445	245,818
Distribution and marketing	171,460	178,709
General and administration	56,770	52,344
Depreciation and amortization	1,625	2,105
Total expenses	536,300	478,976
Operating income (loss)	33,428	(7,156)
Other expenses (income):
Interest expense
Contractual cash based interest	16,273	22,728
Amortization of debt discount (premium) and deferred financing costs	4,541	4,762
Total interest expense	20,814	27,490
Interest and other income	(1,496)	(950)
Loss on extinguishment of debt	466	8,159
Total other expenses, net	19,784	34,699
Income (loss) before equity interests and income taxes	13,644	(41,855)
Equity interests income (loss)	7,977	(145)
Income (loss) before income taxes	21,621	(42,000)
Income tax provision	8,004	2,200
Net income (loss)	$13,617	$(44,200)

Basic net income (loss) per common share	$0.10	$(0.33)
Diluted net income (loss) per common share	$0.10	$(0.33)

Weighted average number of common shares outstanding:
Basic	136,189	133,234
Diluted	140,745	133,234
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Net income (loss)	$13,617	$(44,200)
Foreign currency translation adjustments	549	(1,921)
Net unrealized gain (loss) on foreign exchange contracts	(336)	495
Comprehensive income (loss)	$13,830	$(45,626)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2013	135,882,899	$672,915	$(309,912)	$(6,477)	$356,526
Exercise of stock options	42,420	543			543
Stock based compensation, net of withholding tax obligations of $9,019	418,123	8,521			8,521
Conversion of October 2004 2.9375% Notes, net of reacquisition of the equity component	14,173	163			163
Issuance of common shares to directors for services	7,878	210			210
Net income			13,617		13,617
Foreign currency translation adjustments				549	549
Net unrealized loss on foreign exchange contracts				(336)	(336)
Balance at June 30, 2013	136,365,493	$682,352	$(296,295)	$(6,264)	$379,793
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$13,617	$(44,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	693	758
Amortization of intangible assets	932	1,347
Amortization of films and television programs	219,364	167,097
Amortization of debt discount (premium) and deferred financing costs	4,541	4,762
Non-cash stock-based compensation	13,220	6,173
Dividend payment from equity method investee	9,849	—
Loss on extinguishment of debt	466	8,159
Equity interests (income) loss	(7,977)	145
Deferred income taxes	2,063	—
Changes in operating assets and liabilities:
Restricted cash	1,662	2,956
Accounts receivable, net	(32,516)	196,134
Investment in films and television programs	(160,933)	(161,005)
Other assets	(1,222)	(616)
Accounts payable and accrued liabilities	(33,584)	(44,193)
Participations and residuals	(17,512)	(12,906)
Film obligations	(21,370)	(20,233)
Deferred revenue	(20,582)	46,637
Net Cash Flows Provided By (Used In) Operating Activities	(29,289)	151,015
Investing Activities:
Proceeds from the sale of a portion of equity method investee	9,000	—
Investment in equity method investees	(3,750)	—
Dividends from equity method investee in excess of earnings	4,169	—
Purchases of property and equipment	(1,428)	(386)
Net Cash Flows Provided By (Used In) Investing Activities	7,991	(386)
Financing Activities:
Senior revolving credit facility - borrowings	173,000	274,700
Senior revolving credit facility - repayments	(172,000)	(85,000)
Senior secured second-priority notes - repurchases	(4,280)	—
Term Loan - repayments	—	(185,504)
Convertible senior subordinated notes - borrowings	60,000	—
Production loans - borrowings	108,605	36,969
Production loans - repayments	(82,292)	(174,519)
Pennsylvania Regional Center credit facility - repayments	(65,000)	—
Change in restricted cash collateral associated with financing activities	—	(7,467)
Exercise of stock options	543	52
Tax withholding required on equity awards	(9,019)	(2,745)
Other financing obligations - repayments	—	(3,710)
Net Cash Flows Provided By (Used In) Financing Activities	9,557	(147,224)
Net Change In Cash And Cash Equivalents	(11,741)	3,405
Foreign Exchange Effects on Cash	397	(120)
Cash and Cash Equivalents - Beginning Of Period	62,363	64,298
Cash and Cash Equivalents - End Of Period	$51,019	$67,583
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance is effective for the Company's fiscal year beginning April 1, 2013. The Company adopted the new guidance effective April 1, 2013. During the three months ended June 30, 2013, the Company did not have any significant amounts reclassified out of accumulated other comprehensive income. As of June 30, 2013, the Company's accumulated other comprehensive income represents currency translation adjustments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$483,383	$501,893
Acquired libraries, net of accumulated amortization	20,643	22,408
Completed and not released	40,764	50,519
In progress	368,733	366,587
In development	28,581	25,094
Product inventory	39,704	36,299
	981,808	1,002,800
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	174,176	136,727
In progress	26,318	100,585
In development	3,348	3,963
	203,842	241,275
	$1,185,650	$1,244,075
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			June 30, 2013	March 31, 2013
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	7.25	$194	$345
Artisan Entertainment	December 2003	20.00	10.50	14,390	15,686
Lionsgate UK	October 2005	20.00	12.25	222	233
Summit Entertainment	January 2012	20.00	18.50	5,837	6,144
Total acquired libraries				$20,643	$22,408
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2014. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2016.

3. Equity Method Investments
The carrying amount of significant equity method investments at June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013
Equity Method Investee	Ownership Percentage	June 30, 2013	March 31, 2013
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,485	$3,343
NextPoint, Inc. (“Break Media”)	42.0%	3,675	4,630
Roadside Attractions, LLC (“Roadside Attractions”)	43.0%	3,307	3,372
Studio 3 Partners, LLC (“EPIX”)	31.2%	59,421	66,697
TV Guide Network ("TVGN")	50.0%	88,273	91,408
		$158,161	$169,450

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments in the consolidated statements of operations represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three months ended June 30, 2013, and 2012 were as follows (income (loss)):

	Three Months Ended	Three Months Ended
Equity Method Investee	June 30, 2013	June 30, 2012
	(Amounts in thousands)
FEARnet	$142	$52
Break Media	(1,705)	(1,655)
Roadside Attractions	(65)	(116)
EPIX	6,741	6,587
TVGN	2,864	(5,013)
	$7,977	$(145)
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three months ended June 30, 2013, the Company recorded its share of the income generated by FEARnet for the three months ended March 31, 2013.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three months ended June 30, 2013, the Company recorded its share of losses incurred by Break Media for the three months ended March 31, 2013. During the three months ended June 30, 2013, the Company contributed $0.8 million to Break Media.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside Attractions”), is an independent theatrical releasing company. The Company is recording its share of the Roadside Attractions results on a one quarter lag and, accordingly, during the three months ended June 30, 2013, the Company recorded its share of the income generated by Roadside Attractions for the three months ended March 31, 2013.
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
Transactions with EPIX:
The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income of the venture. These profits are recognized as they are realized by EPIX through the amortization of the related asset, recorded on EPIX's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the equity interest line item on the statement of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$14,804	$16,516

Gross profit on sales to EPIX	$11,304	$6,982
Ownership interest in EPIX	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$3,521	$2,175

The Company received a dividend of $14.0 million from EPIX during the three months ended June 30, 2013. The dividend is recorded as a reduction of the Company's investment in EPIX. Dividends from equity method investments up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the statement of cash flows. Dividends from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.
EPIX Financial Information:
The following table presents summarized balance sheet data as of June 30, 2013 and March 31, 2013 for EPIX:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$189,044	$213,508
Non-current assets	$202,485	$208,620
Current liabilities	$141,182	$144,897
Non-current liabilities	$6,835	$6,574

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three months ended June 30, 2013 and 2012 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Revenues	$85,197	$87,764
Expenses:
Operating expenses	62,142	60,734
Selling, general and administrative expenses	5,630	5,742
Operating income	17,425	21,288
Interest income	430	—
Net income	$17,855	$21,288
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$17,855	$21,288
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	5,562	6,631
Eliminations of the Company’s share of profits on sales to EPIX (1)	(3,521)	(2,175)
Realization of the Company’s share of profits on sales to EPIX (2)	4,700	2,131
Total equity interest income recorded	$6,741	$6,587
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

TV Guide Network. The Company’s investment interest in TV Guide Network, TV Guide Network On Demand and TV Guide Online (through May 31, 2013, as discussed below) (collectively "TVGN") consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. On March 26, 2013, the Company's partner in the TVGN investment sold its 49% interest to CBS Corporation. Concurrent with this transaction, the Company sold 1% of its interest to CBS Corporation for nominal consideration resulting in the write-off of its carrying value of approximately $1.9 million. During the three months ended June 30, 2013, the Company contributed $3.0 million to TVGN.
The Company has determined it is not the primary beneficiary of TVGN because pursuant to the amended and restated operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company's interest in TVGN is being accounted for under the equity method of accounting.
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN, to a subsidiary of CBS Corporation. As a result of this transaction, the Company has recorded a gain of $4.0 million as reflected in the reconciliation of net loss reported by TVGN to equity interest loss recorded by the Company shown in the table below. Also as a result of this transaction, TVGN's summarized financial information for periods prior to the date of the transaction of May 31, 2013 has been revised to reflect the operating results of TVGuide.com as a discontinued operation. Accordingly, all revenues and expenses from TVGuide.com in all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations shown below.

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

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Revenue recognized on sales to TVGN	$—	$2,925

Gross profit on sales to TVGN	$—	$956
Ownership interest in TVGN	50%	51%
Elimination of the Company's share of profit on sales to TVGN (1)	$—	$488
 ___________________

(1)
On March 26, 2013, as discussed above, the Company's ownership interest in TVGN was reduced from 51% to 50% due to the Company's sale of 1% of its interest to CBS Corporation. Accordingly, the elimination of the Company's share of profit on sales to TVGN was calculated using 51% through March 26, 2013 and 50% thereafter.

TVGN Financial Information:
The following table presents summarized balance sheet data as of June 30, 2013 and March 31, 2013 for TVGN:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$26,568	$29,172
Non-current assets	$202,212	$211,922
Current liabilities	$29,091	$30,267
Non-current liabilities	$22,264	$24,818
Redeemable preferred stock	$279,670	$267,362
The following table presents the summarized statement of operations for the three months ended June 30, 2013 and 2012 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest income (loss) recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Revenues	$16,792	$18,615
Expenses:
Cost of services	7,246	12,919
Selling, marketing, and general and administration	9,728	11,678
Depreciation and amortization	2,008	2,183
Operating loss	(2,190)	(8,165)
Other income	(1,376)	—
Interest expense, net	347	442
Accretion of redeemable preferred stock units (1)	9,308	8,084
Total interest expense, net	8,279	8,526
Loss from continuing operations	$(10,469)	$(16,691)
Loss from discontinued operations (5)	(1,114)	(1,394)
Net loss	$(11,583)	$(18,085)
Reconciliation of net loss reported by TVGN to equity interest income (loss):
Net loss reported by TVGN	$(11,583)	$(18,085)
Ownership interest in TVGN (2)	50%	51%
The Company's share of net loss	(5,792)	(9,223)
Accretion of dividend and interest income on redeemable preferred stock units (1)	4,654	4,123
Eliminations of the Company’s share of profit on sales to TVGN (3)	—	(488)
Realization of the Company’s share of profits on sales to TVGN (4)	42	575
Gain on sale of the Company's 50% share of TVGuide.com (5)	3,960	—
Total equity interest income (loss) recorded	$2,864	$(5,013)
 ___________________

(1)
Accretion of mandatorily redeemable preferred stock units represents TVGN’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units through March 26, 2013 and 50% thereafter within equity interest income (loss).

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

(5)
On May 31, 2013, as discussed above, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, the Company has recorded a gain of $4.0 million as reflected in the table above, and reflected the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, net within the discontinued operations line item.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$33,944	$33,060
Loans receivable	23,650	22,916
Prepaid expenses and other	9,205	9,916
Finite-lived intangible assets	5,795	6,727
	$72,594	$72,619
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with (1) the amended and restated senior revolving credit facility, (2) the issuance of the Senior Secured Second-Priority Notes, (3) the issuance of the 3.625% Convertible Senior Subordinated Notes issued in April 2009 (the "April 2009 3.625% Notes") and the 4.00% Convertible Senior Subordinated Notes issued in January 2012 (the "January 2012 4.00% Notes) (see Note 5) that are deferred and amortized to interest expense using the effective interest method. Deferred financing costs at June 30, 2013 also include costs incurred in connection with the issuances of the 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes") and the term loans entered into in July 2013 (the "July 2013 Term Loans") (see Note 18).
Loans Receivable. The following table sets forth the Company’s loans receivable at June 30, 2013 and March 31, 2013:

	Interest Rate	June 30, 2013	March 31, 2013
		(Amounts in thousands)
Third-party producer	2.8%	$4,687	$4,658
Break Media	5.27% - 20.0%	18,963	18,258
		$23,650	$22,916

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of June 30, 2013 and March 31, 2013:

			June 30, 2013			March 31, 2013
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	4	4	$8,200	$4,655	$3,545	$8,200	$4,073	$4,127
Sales agency relationships	4	4	6,200	3,950	2,250	6,200	3,600	2,600
			$14,400	$8,605	$5,795	$14,400	$7,673	$6,727

The aggregate amount of amortization expense associated with the Company's intangible assets for the three months ended June 30, 2013 and 2012 was approximately $0.9 million and $1.3 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2014 through 2018 is approximately $2.8 million, $1.8 million, $0.8 million, $0.4 million, and nil, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Senior revolving credit facility	$339,474	$338,474
Senior secured second-priority notes	428,517	432,277
Convertible senior subordinated notes	149,080	87,167
	$917,071	$857,918
The following table sets forth future annual contractual principal payment commitments under corporate debt as of June 30, 2013:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2014	2015	2016	2017	2018	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	May 2016 (2)	$—	$—	$—	$339,474	$—	$—	$339,474
Senior secured second-priority notes	November 2016 (3)	—	—	—	432,000	—	—	432,000
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	185	—	—	—	—	185
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	64,505	—	—	—	—	64,505
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	45,000	—	—	45,000
April 2013 1.25% Notes (conversion price of $30.00 per share)	April 2018	—	—	—	—	—	60,000	60,000
		$—	$64,690	$—	$816,474	$—	$60,000	941,164
Less aggregate unamortized (discount) premium, net								(24,093)
								$917,071

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

(2)	Amended and restated senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes.

(3)
The senior secured second-priority notes were redeemable, in whole but not in part, by the Company at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The senior secured second-priority notes were redeemable, in whole or in part, by the Company at 105.125% of the principal amount if redeemed between November 1, 2013 and November 1, 2014, at 102.563% of the principal amount if redeemed between November 1, 2014 and November 1, 2015, and 100.0% of the principal amount if redeemed on or after November 1, 2015. Subsequent to June 30, 2013, in connection with new financing transactions, the Company called the senior secured second-priority notes for redemption. See Note 18 for further detail.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Revolving Credit Facility
Outstanding Amount. At June 30, 2013, the Company had borrowings of $339.5 million outstanding (March 31, 2013 — $338.5 million).
Availability of Funds. At June 30, 2013, there was $302.0 million available (March 31, 2013 — $303.0 million). On September 27, 2012, the Company amended and restated its senior revolving credit facility, which previously provided for borrowings and letters of credit up to an aggregate of $340 million. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions. Prior to July 19, 2013, due to restrictions in the Company's senior secured second-priority notes indenture, as amended on October 15, 2012, the maximum borrowing allowed under the senior revolving credit facility was $650 million (previously $340 million), unless certain financial ratios were met. See Note 18 for a discussion of the July 19, 2013 issuance of new 5.25% senior secured second-priority notes and the July 2013 Term Loans, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of the existing 10.25% Senior Notes, which were called for redemption on July 19, 2013. With the discharge of the 10.25% Senior Notes, the Company is able to access the full amount of $800 million on its senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.5 million at June 30, 2013 (March 31, 2013 — $8.5 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the Company’s senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of June 30, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.70% and 2.70% on borrowings outstanding as of June 30, 2013 and March 31, 2013, respectively).
Commitment Fee. The Company is required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the quarter, on the total senior revolving credit facility of $800 million less the amount drawn.
Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by the Company and certain subsidiaries of the Company, as well as a pledge of equity interests in certain of the Company’s subsidiaries.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2013, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

Senior Secured Second-Priority Notes
Transactions. On October 15, 2012, the Company amended the indenture governing its senior secured second-priority notes (the "Senior Notes") to, among other things, enable the Company to incur additional secured indebtedness under its amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the previous limit of $340 million).
In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), the Company's wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.
See Note 18 for a discussion of the July 19, 2013 issuance of new 5.25% Senior Notes and the July 2013 Term Loans, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of our existing 10.25% Senior Notes, which were called for redemption on July 19, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Amount. The outstanding amount is set forth in the table below:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Principal amount of Senior Secured Second-Priority Notes (1)	$432,000	$436,000
Unamortized aggregate premium/ (discount), net	(3,483)	(3,723)
Net carrying amount of Senior Secured Second-Priority Notes	$428,517	$432,277
_________________

(1)	Subsequent to June 30, 2013, on July 19, 2013, the Company called the senior secured second-priority notes for redemption. See Note 18 for further detail.
Maturity Date. The Senior Notes were due November 1, 2016. However, as noted above, and in further detail in Note 18, on July 19, 2013, the Company called the Senior Notes for redemption.
Original Issue Discount/Premium. The Senior Notes issued in October 2009 were issued by LGEI at an initial price of 95.222% (original issue discount — 4.778%) of the principal amount. The Senior Notes issued in May 2011 were issued by LGEI at an initial price of 102.219% (original issue premium — 2.219%) of the principal amount. The original issue discount/premium, interest and deferred financing costs are being amortized through November 1, 2016 using the effective interest method. As of June 30, 2013, the remaining amortization period was 3.3 years.
Interest. The Senior Notes paid interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.
Redemption Features. The Senior Notes were redeemable, in whole but not in part, by the Company at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The Senior Notes were redeemable, in whole or in part, by the Company at 105.125% of the principal amount if redeemed between November 1, 2013 and November 1, 2014, at 102.563% of the principal amount if redeemed between November 1, 2014 and November 1, 2015, and 100.0% of the principal amount if redeemed on or after November 1, 2015.
Security Interest and Ranking. The Senior Notes were guaranteed on a senior secured basis by the Company, and certain wholly-owned subsidiaries of both the Company and LGEI. The Senior Notes ranked junior in right of payment to the Company’s senior revolving credit facility, ranked equally in right of payment to the Company’s convertible senior subordinated notes, and ranked senior to any of the Company’s unsecured debt.

Covenants. The Senior Notes contained certain restrictions and covenants that, subject to certain exceptions, limited the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2013, the Company was in compliance with all applicable covenants.

Term Loan
In connection with the acquisition of Summit Entertainment, LLC ("Summit"), the Company entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Term Loan was to mature on September 7, 2016, and was secured by collateral consisting of the assets of Summit. the Term Loan carried interest at a reference to a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, the Company made accelerated payments on the Term Loan and paid off all amounts outstanding under the Term Loan, as well as accrued but unpaid interest. As a result of the accelerated pay-off, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $22.7 million in the year ended March 31, 2013.

In connection with the payoff of the Term Loan, the Company arranged for Summit and certain of its affiliates to become guarantors of the Company's senior credit facility and the Company's Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at June 30, 2013 and March 31, 2013:

	June 30, 2013			March 31, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share) (1)	$185	$—	$185	$348	$—	$348
April 2009 3.625% Notes (conversion price of $8.25 per share) (1)	64,505	(12,971)	51,534	64,505	(14,598)	49,907
January 2012 4.00% Notes (conversion price of $10.50 per share) (1)	45,000	(7,639)	37,361	45,000	(8,088)	36,912
April 2013 1.25% Notes (conversion price of $30.00 per share) (2)	60,000	—	60,000	—	—	—
	$169,690	$(20,610)	$149,080	$109,853	$(22,686)	$87,167
________________

(1)
The 2.9375% Convertible Senior Subordinated Notes issued in October 2004 (the "October 2004 2.9375% Notes"), the April 2009 3.625% Notes, and the January 2012 4.00% Notes provide, at the Company's option, that the conversion of the notes may be settled in cash rather than in common shares, or a combination of cash and common shares, as described in the terms below. Accounting rules require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e, conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method.

(2)
The 1.25% Convertible Senior Subordinated Notes issued in April 2013 (the "April 2013 1.25% Notes") are convertible only into common shares, and do not carry an option to be settled in cash upon conversion, as described in the terms below. Accordingly, the April 2013 1.25% Notes have been recorded at their principal amount and are not reduced by a debt discount for the equity component.

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2013 and 2012 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$5	$5
	5	5
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	—	248
Amortization of discount on liability component and debt issuance costs	—	6
	—	254
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	585	603
Amortization of discount on liability component and debt issuance costs	1,636	1,398
	2,221	2,001
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	450	450
Amortization of discount on liability component and debt issuance costs	460	420
	910	870
April 2013 1.25% Convertible Senior Subordinated Notes:
Interest expense
Contractual interest coupon	156	—
	156	—
Total
Contractual interest coupon	1,196	1,306
Amortization of discount on liability component and debt issuance costs	2,096	1,824
	$3,292	$3,130

Fiscal 2014 Convertible Senior Subordinated Notes Transactions

April 2013 1.25% Notes. On April 15, 2013, LGEI issued $60.0 million, in aggregate principal amount, of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018. See below for key terms of the April 2013 1.25% Notes.
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of June 30, 2013, $0.2 million of aggregate principal amount (carrying value —$0.2 million) of the October 2004 2.9375% Notes remains outstanding.

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
Outstanding Amount: As of June 30, 2013, $64.5 million of aggregate principal amount (carrying value — $51.5 million) of the April 2009 3.625% Notes remains outstanding.
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

Repurchase Events: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” (as defined in the governing indenture), including a change in control, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest.
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
Outstanding Amount: As of June 30, 2013, $45.0 million of aggregate principal amount (carrying value — $37.4 million) of the January 2012 4.00% Notes remains outstanding.
Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Conversion Features: The January 2012 4.00% Notes are convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the governing indenture. Upon conversion of the January 2012 4.00% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes.
Outstanding Amount: As of June 30, 2013, $60.0 million of aggregate principal amount (carrying value - $60.0 million) of the April 2013 1.25% Notes remains outstanding.
Interest: Interest on the April 2013 1.25% Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013.
Maturity Date: The April 2013 1.25% Notes will mature on April 15, 2018.
Conversion Features: The April 2013 1.25% Notes are convertible into common shares only of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances as specified in its Indenture.

6. Participations and Residuals
The Company expects approximately 64% of accrued participations and residuals will be paid during the one-year period ending June 30, 2014.

7. Film Obligations and Production Loans

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Film obligations	$78,361	$99,678
Production loans
Individual production loans	430,654	404,341
Pennsylvania Regional Center production loans	—	65,000
Total film obligations and production loans	$509,015	$569,019

The following table sets forth future annual repayment of film obligations and production loans as of June 30, 2013:

	Nine Months Ended
	March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Film obligations	$30,184	$22,020	$16,680	$6,000	$6,000	$1,000	$81,884
Individual production loans	321,592	109,062	—	—	—	—	430,654
	$351,776	$131,082	$16,680	$6,000	$6,000	$1,000	512,538
Less imputed interest on film obligations							(3,523)
							$509,015
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.

Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $415.7 million incur interest at rates ranging from 2.78% to 4.03%, and approximately $15.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
In April 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provided for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. Amounts borrowed under the agreement carried an interest rate of 1.5%, which was payable semi-annually. The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Accordingly, at June 30, 2013, the Company had no borrowings outstanding (March 31, 2013 — $65.0 million).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provided for borrowings for the acquisition or production of motion pictures. The Film Credit Facility expired on April 6, 2013, and accordingly, at June 30, 2013, the Company had no borrowings outstanding (March 31, 2013 — nil).

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan (outstanding at March 31, 2013 only) and Senior Notes, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

•
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company measures the fair value of its investment in TVGN's Mandatorily Redeemable Preferred Stock Units using primarily a discounted cash flow analysis based on the expected cash flows of the investment. The analysis reflects the contractual terms of the investment, including the period to maturity, and uses a discount rate commensurate with the risk associated with the investment.

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2013 and March 31, 2013:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2013		March 31, 2013
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$88,273	$146,265	$91,408	$140,312

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% convertible senior subordinated notes	$185	$167	$348	$276
April 2009 3.625% convertible senior subordinated notes	51,534	62,697	49,907	66,939
January 2012 4.00% convertible senior subordinated notes	37,361	42,267	36,912	48,878
April 2013 1.25% convertible senior subordinated notes	60,000	46,208	—	—
Individual production loans	430,654	430,369	404,341	403,883
Pennsylvania Regional Center production loans	—	—	65,000	65,000
Senior secured second-priority notes	428,517	461,160	432,277	477,965
	$1,008,251	$1,042,868	$988,785	$1,062,941

9. Direct Operating Expenses

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Amortization of films and television programs	$219,364	$167,097
Participations and residual expense	85,826	78,603
Other expenses:
Provision for doubtful accounts	(88)	(687)
Foreign exchange losses	1,343	805
	$306,445	$245,818

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$13,617	$(44,200)
Denominator:
Weighted average common shares outstanding	136,189	133,234
Basic Net Income (Loss) Per Common Share	$0.10	$(0.33)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled SARs, and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$13,617	$(44,200)
Add:
Interest on convertible notes, net of tax	99	—
Numerator for Diluted Net Income (Loss) Per Common Share	$13,716	$(44,200)

Denominator:
Weighted average common shares outstanding	136,189	133,234
Effect of dilutive securities:
Conversion of notes	1,692	—
Share purchase options	2,207	—
Restricted share units	657	—
Adjusted weighted average common shares outstanding	140,745	133,234
Diluted Net Income (Loss) Per Common Share	$0.10	$(0.33)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2012, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect due to the net loss incurred in the period.

June 30, 2012
(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	14,029
Share purchase options	3,519
Restricted share units	1,539
Contingently issuable restricted share units	593
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Loss Per Common Share	19,680

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at June 30, 2013 and March 31, 2013. The table below outlines common shares reserved for future issuance:

	June 30, 2013	March 31, 2013
	(Amounts in thousands)
Stock options outstanding, average exercise price $16.92 (March 31, 2013 - $13.72)	8,484	6,421
Restricted share units — unvested	2,135	2,077
Share purchase options and restricted share units available for future issuance	5,837	12,341
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	16	30
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,819	7,819
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	4,286	4,286
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $30.00 per share	2,000	—
Shares reserved for future issuance	30,577	32,974

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2013, and 2012:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Compensation Expense:
Stock Options	$3,767	$299
Restricted Share Units and Other Share-based Compensation	7,403	7,224
Stock Appreciation Rights	6,577	2,226
Total share-based compensation expense	$17,747	$9,749

Tax impact (1)	(6,566)	—
Reduction in net income	$11,181	$9,749
____________________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.
During the three months ended June 30, 2013, the Company granted 2,113,756 and 782,072 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $12.17 and $25.34, respectively.
The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2013 and 2012 was $0.7 million and $0.1 million, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2013 are $53.6 million and $42.7 million, respectively, and are expected to be recognized over a weighted average period of 2.9 and 1.9 years, respectively.
12. Income Taxes
The Company had an income tax expense of $8.0 million, or 37.0%, of income before income taxes in the three months ended June 30, 2013, compared to an expense of $2.2 million, or (5.2)%, of loss before income taxes in the three months ended June 30, 2012. The income tax provision for the three months ended June 30, 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes) and then applying the effective tax rate to income before income taxes for the quarter, along with any items that relate discretely to the quarter. The tax provision in the three months ended June 30, 2012 was significantly impacted by changes in the Company's valuation allowance on its net deferred tax asset, and the provision primarily represents deferred U.S. income taxes and foreign withholding taxes. The Company reversed a substantial portion of its valuation allowance in fiscal 2013. The Company expects that with the utilization of its net operating loss carryforwards and other tax attributes, that its cash tax requirements will not increase significantly in fiscal 2014 compared to fiscal 2013.

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2013: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segmented information by business unit is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Segment revenues
Motion Pictures	$438,646	$406,534
Television Production	131,082	65,286
	$569,728	$471,820
Direct operating expenses
Motion Pictures	$203,450	$193,682
Television Production	102,995	52,136
	$306,445	$245,818
Distribution and marketing
Motion Pictures	$165,100	$172,900
Television Production	6,360	5,809
	$171,460	$178,709
Segment contribution before general and administration expenses
Motion Pictures	$70,096	$39,952
Television Production	21,727	7,341
	$91,823	$47,293
General and administration
Motion Pictures	$16,425	$16,835
Television Production	3,007	2,713
	$19,432	$19,548
Segment profit
Motion Pictures	$53,671	$23,117
Television Production	18,720	4,628
	$72,391	$27,745
Acquisition of investment in films and television programs
Motion Pictures	$122,239	$81,051
Television Production	38,694	79,954
	$160,933	$161,005

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Company’s total segment profit	$72,391	$27,745
Less:
Shared services and corporate expenses (1)	(37,338)	(32,796)
Depreciation and amortization	(1,625)	(2,105)
Interest expense	(20,814)	(27,490)
Interest and other income	1,496	950
Loss on extinguishment of debt	(466)	(8,159)
Equity interests income (loss)	7,977	(145)
Income (loss) before income taxes	$21,621	$(42,000)
________________________

(1)	The following table presents certain charges included in shared services and corporate expenses:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Share-based compensation expense	$17,747	$9,749
Severance and transaction costs related to the acquisition of Summit	—	1,727
Other shared services and corporate expenses	19,591	21,320
	$37,338	$32,796
The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2013 and March 31, 2013:

	June 30, 2013			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$572,486	$246,952	$819,438	$551,400	$235,750	$787,150
Investment in films and television programs, net	981,808	203,842	1,185,650	1,002,800	241,275	1,244,075
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,848,661	$479,755	$2,328,416	$1,848,567	$505,986	$2,354,553
Other unallocated assets (primarily cash, other assets, and equity method investments)			380,676			406,316
Total assets			$2,709,092			$2,760,869

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of property and equipment amounted to $1.4 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.

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

15. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company.

The following tables present condensed consolidating financial information as of June 30, 2013 and March 31, 2013, and for the three months ended June 30, 2013 and 2012 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,183	$22,601	$27,235	$—	$51,019
Restricted cash	—	9,010	—	—	9,010
Accounts receivable, net	634	3,687	815,117	—	819,438
Investment in films and television programs, net	238	6,391	1,177,880	1,141	1,185,650
Property and equipment, net	—	8,793	473	—	9,266
Equity method investments	—	6,985	151,176	—	158,161
Goodwill	10,173	—	313,155	—	323,328
Other assets	2,438	55,283	14,833	40	72,594
Deferred tax assets	—	69,118	11,508	—	80,626
Subsidiary investments and advances	415,967	493,916	61,927	(971,810)	—
	$430,633	$675,784	$2,573,304	$(970,629)	$2,709,092
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$339,474	$—	$—	$339,474
Senior secured second-priority notes	—	428,517	—	—	428,517
Accounts payable and accrued liabilities	2,581	62,383	212,695	(125)	277,534
Participations and residuals	179	3,408	388,784	(132)	392,239
Film obligations and production loans	70	—	508,945	—	509,015
Convertible senior subordinated notes	—	149,080	—	—	149,080
Deferred revenue	—	13,985	219,455	—	233,440
Intercompany payable	48,010	115,424	586,121	(749,555)	—
Shareholders’ equity (deficiency)	379,793	(436,487)	657,304	(220,817)	379,793
	$430,633	$675,784	$2,573,304	$(970,629)	$2,709,092

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$6,534	$563,194	$—	$569,728
EXPENSES:
Direct operating	—	709	305,736	—	306,445
Distribution and marketing	—	1,568	169,892	—	171,460
General and administration	245	36,702	19,976	(153)	56,770
Depreciation and amortization	—	566	1,059	—	1,625
Total expenses	245	39,545	496,663	(153)	536,300
OPERATING INCOME (LOSS)	(245)	(33,011)	66,531	153	33,428
Other expenses (income):
Interest expense	—	19,497	1,441	(124)	20,814
Interest and other income	(2)	(833)	(785)	124	(1,496)
Loss on extinguishment of debt	—	466	—	—	466
Total other expenses (income)	(2)	19,130	656	—	19,784
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(243)	(52,141)	65,875	153	13,644
Equity interests income (loss)	13,860	74,141	9,747	(89,771)	7,977
INCOME (LOSS) BEFORE INCOME TAXES	13,617	22,000	75,622	(89,618)	21,621
Income tax provision (benefit)	—	8,140	27,270	(27,406)	8,004
NET INCOME (LOSS)	13,617	13,860	48,352	(62,212)	13,617
Foreign currency translation adjustments	213	6,989	13,685	(20,338)	549
Net unrealized loss on foreign exchange contracts	—	—	(336)	—	(336)
COMPREHENSIVE INCOME (LOSS)	$13,830	$20,849	$61,701	$(82,550)	$13,830

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,091	$(68,860)	$30,480	$—	$(29,289)
INVESTING ACTIVITIES:
Proceeds from the sale of a portion of equity method investee	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(3,000)	—	(3,750)
Dividends from equity method investee in excess of earnings			4,169		4,169
Purchases of property and equipment	—	(1,343)	(85)	—	(1,428)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,093)	10,084	—	7,991
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	173,000	—	—	173,000
Senior revolving credit facility - repayments	—	(172,000)	—	—	(172,000)
Senior secured second-priority notes - repurchases	—	(4,280)	—	—	(4,280)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	108,605	—	108,605
Production loans - repayments	—	—	(82,292)	—	(82,292)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Exercise of stock options	543	—	—	—	543
Tax withholding required on equity awards	(9,019)	—	—	—	(9,019)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,476)	56,720	(38,687)	—	9,557
NET CHANGE IN CASH AND CASH EQUIVALENTS	615	(14,233)	1,877	—	(11,741)
FOREIGN EXCHANGE EFFECTS ON CASH	(24)	—	421	—	397
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,183	$22,601	$27,235	$—	$51,019

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$592	$36,834	$24,937	$—	$62,363
Restricted cash	—	9,903	761	—	10,664
Accounts receivable, net	655	5,017	781,478	—	787,150
Investment in films and television programs, net	246	6,391	1,238,966	(1,528)	1,244,075
Property and equipment, net	—	8,019	511	—	8,530
Equity method investments	—	8,005	162,262	(817)	169,450
Goodwill	10,173	—	313,155	—	323,328
Other assets	49,195	56,544	15,879	(48,999)	72,619
Deferred tax assets	—	69,118	13,572	—	82,690
Subsidiary investments and advances	296,373	451,668	—	(748,041)	—
	$357,234	$651,499	$2,551,521	$(799,385)	$2,760,869
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$338,474	$—	$—	$338,474
Senior secured second-priority notes	—	432,277	—	—	432,277
Accounts payable and accrued liabilities	449	104,078	209,258	(165)	313,620
Participations and residuals	186	3,411	406,077	89	409,763
Film obligations and production loans	73	—	568,946	—	569,019
Convertible senior subordinated notes	—	87,167	49,000	(49,000)	87,167
Deferred revenue	—	14,899	239,124	—	254,023
Intercompany payable	—	—	320,522	(320,522)	—
Shareholders’ equity (deficiency)	356,526	(328,807)	758,594	(429,787)	356,526
	$357,234	$651,499	$2,551,521	$(799,385)	$2,760,869

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,317	$(182,790)	$330,488	$—	$151,015
INVESTING ACTIVITIES:
Purchases of property and equipment	—	(358)	(28)	—	(386)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(358)	(28)	—	(386)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	274,700	—	—	274,700
Senior revolving credit facility - repayments	—	(85,000)	—	—	(85,000)
Term Loan - repayments	—	—	(185,504)	—	(185,504)
Production loans - borrowings	—	—	36,969	—	36,969
Production loans - repayments	—	—	(174,519)	—	(174,519)
Change in restricted cash collateral associated with financing activities	—	—	(7,467)	—	(7,467)
Exercise of stock options	52	—	—	—	52
Tax withholding requirements on equity awards	(2,745)	—	—	—	(2,745)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,693)	189,700	(334,231)	—	(147,224)
NET CHANGE IN CASH AND CASH EQUIVALENTS	624	6,552	(3,771)	—	3,405
FOREIGN EXCHANGE EFFECTS ON CASH	(131)	—	11	—	(120)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,054	$7,029	$59,500	$—	$67,583

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
The Company has agreed to make available to the trustee and the holders of the Senior Notes the following tables which present condensed consolidating financial information as of June 30, 2013 and March 31, 2013, and for the three months ended June 30, 2013 and 2012 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (4) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis and (5) the Company, on a consolidated basis.

	As of
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,183	$22,601	$1,178	$26,057	$—	$51,019
Restricted cash	—	9,010	—	—	—	9,010
Accounts receivable, net	634	3,687	759,705	95,333	(39,921)	819,438
Investment in films and television programs, net	238	6,391	1,128,604	533,121	(482,704)	1,185,650
Property and equipment, net	—	8,793	101	372	—	9,266
Equity method investments	—	6,985	62,839	88,519	(182)	158,161
Goodwill	10,173	—	282,957	30,198	—	323,328
Other assets	2,438	55,283	14,107	726	40	72,594
Deferred tax assets	—	69,118	11,508	—	—	80,626
Subsidiary investments and advances	415,967	493,916	—	48,010	(957,893)	—
	$430,633	$675,784	$2,260,999	$822,336	$(1,480,660)	$2,709,092
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$339,474	$—	$—	$—	$339,474
Senior secured second-priority notes	—	428,517	—	—	—	428,517
Accounts payable and accrued liabilities	2,581	62,383	188,515	24,180	(125)	277,534
Participations and residuals	179	3,408	374,616	14,036	—	392,239
Film obligations and production loans	70	—	506,037	374,632	(371,724)	509,015
Convertible senior subordinated notes	—	149,080	—	—	—	149,080
Deferred revenue	—	13,985	217,283	2,172	—	233,440
Intercompany payable	48,010	115,424	485,711	100,325	(749,470)	—
Shareholders’ equity (deficiency)	379,793	(436,487)	488,837	306,991	(359,341)	379,793
	$430,633	$675,784	$2,260,999	$822,336	$(1,480,660)	$2,709,092

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$6,534	$532,388	$38,746	$(7,940)	$569,728
EXPENSES:
Direct operating	—	709	297,344	18,210	(9,818)	306,445
Distribution and marketing	—	1,568	159,670	10,222	—	171,460
General and administration	245	36,702	17,494	2,482	(153)	56,770
Depreciation and amortization	—	566	1,011	48	—	1,625
Total expenses	245	39,545	475,519	30,962	(9,971)	536,300
OPERATING INCOME (LOSS)	(245)	(33,011)	56,869	7,784	2,031	33,428
Other expenses (income):
Interest expense	—	19,497	1,314	127	(124)	20,814
Interest and other income	(2)	(833)	(776)	(9)	124	(1,496)
Loss on extinguishment of debt	—	466	—	—	—	466
Total other expenses (income)	(2)	19,130	538	118	—	19,784
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(243)	(52,141)	56,331	7,666	2,031	13,644
Equity interests income (loss)	13,860	74,141	6,883	2,822	(89,729)	7,977
INCOME (LOSS) BEFORE INCOME TAXES	13,617	22,000	63,214	10,488	(87,698)	21,621
Income tax provision (benefit)	—	8,140	23,389	3,881	(27,406)	8,004
NET INCOME (LOSS)	13,617	13,860	39,825	6,607	(60,292)	13,617
Foreign currency translation adjustments	213	6,989	14,240	(555)	(20,338)	549
Net unrealized gain (loss) on foreign exchange contracts	—	—	(4)	(332)	—	(336)
COMPREHENSIVE INCOME (LOSS)	$13,830	$20,849	$54,061	$5,720	$(80,630)	$13,830

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,091	$(68,860)	$33,583	$(3,103)	$—	$(29,289)
INVESTING ACTIVITIES:
Proceeds from the sale of a portion of equity method investee	—	—	—	9,000	—	9,000
Investment in equity method investee	—	(750)	—	(3,000)	—	(3,750)
Dividend payment from equity method investee			4,169			4,169
Purchases of property and equipment	—	(1,343)	(74)	(11)	—	(1,428)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,093)	4,095	5,989	—	7,991
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	173,000	—	—	—	173,000
Senior revolving credit facility - repayments	—	(172,000)	—	—	—	(172,000)
Senior secured second-priority notes - repurchases	—	(4,280)	—	—	—	(4,280)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	—	60,000
Production loans - borrowings	—	—	108,605	—	—	108,605
Production loans - repayments	—	—	(82,292)	—	—	(82,292)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	—	(65,000)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—	—
Exercise of stock options	543	—	—	—	—	543
Tax withholding required on equity awards	(9,019)	—	—	—	—	(9,019)
Other financing obligations - repayments	—	—	—	—	—	—
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,476)	56,720	(38,687)	—	—	9,557
NET CHANGE IN CASH AND CASH EQUIVALENTS	615	(14,233)	(1,009)	2,886	—	(11,741)
FOREIGN EXCHANGE EFFECTS ON CASH	(24)	—	—	421	—	397
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	2,187	22,750	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,183	$22,601	$1,178	$26,057	$—	$51,019

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$592	$36,834	$2,187	$22,750	$—	$62,363
Restricted cash	—	9,903	—	761	—	10,664
Accounts receivable, net	655	5,017	738,748	42,730	—	787,150
Investment in films and television programs, net	246	6,391	1,182,453	55,006	(21)	1,244,075
Property and equipment, net	—	8,019	102	409	—	8,530
Equity method investments	—	8,005	69,972	91,697	(224)	169,450
Goodwill	10,173	—	282,957	30,198	—	323,328
Other assets	49,195	56,544	14,739	1,140	(48,999)	72,619
Deferred tax assets	—	69,118	13,851	—	(279)	82,690
Subsidiary investments and advances	296,373	451,668	3,168	—	(751,209)	—
	$357,234	$651,499	$2,308,177	$244,691	$(800,732)	$2,760,869
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$338,474	$—	$—	$—	$338,474
Senior secured second-priority notes	—	432,277	—	—	—	432,277
Accounts payable and accrued liabilities	449	104,078	185,421	24,116	(444)	313,620
Participations and residuals	186	3,411	391,226	14,652	288	409,763
Film obligations and production loans	73	—	561,058	7,888	—	569,019
Convertible senior subordinated notes	—	87,167	49,000	—	(49,000)	87,167
Deferred revenue	—	14,899	236,925	2,199	—	254,023
Intercompany payable	—	—	201,900	125,010	(326,910)	—
Shareholders’ equity (deficiency)	356,526	(328,807)	682,647	70,826	(424,666)	356,526
	$357,234	$651,499	$2,308,177	$244,691	$(800,732)	$2,760,869

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors (1)
			(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$399	$399,037	$104,320	$(31,936)	$471,820
EXPENSES:
Direct operating	—	634	214,153	72,789	(41,758)	245,818
Distribution and marketing	(1)	529	156,492	21,689	—	178,709
General and administration	370	31,610	16,687	3,808	(131)	52,344
Depreciation and amortization	—	373	83	1,649	—	2,105
Total expenses	369	33,146	387,415	99,935	(41,889)	478,976
OPERATING INCOME (LOSS)	(369)	(32,747)	11,622	4,385	9,953	(7,156)
Other expenses (income):
Interest expense	—	17,527	1,434	8,770	(241)	27,490
Interest and other income	(2)	(841)	(233)	(115)	241	(950)
Loss on extinguishment of debt	—	—	—	8,159	—	8,159
Total other expenses (income)	(2)	16,686	1,201	16,814	—	34,699
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(367)	(49,433)	10,421	(12,429)	9,953	(41,855)
Equity interests income (loss)	(43,833)	3,551	6,639	(5,100)	38,598	(145)
INCOME (LOSS) BEFORE INCOME TAXES	(44,200)	(45,882)	17,060	(17,529)	48,551	(42,000)
Income tax provision (benefit)	—	357	351	1,492	—	2,200
NET INCOME (LOSS)	(44,200)	(46,239)	16,709	(19,021)	48,551	(44,200)
Foreign currency translation adjustments	(1,426)	3,120	5,807	(462)	(8,960)	(1,921)
Net unrealized gain on foreign exchange contracts	—	—	178	317	—	495
COMPREHENSIVE INCOME (LOSS)	$(45,626)	$(43,119)	$22,694	$(19,166)	$39,591	$(45,626)

(1)
Includes Summit for the three months ended June 30, 2012. Subsequent to the termination of the Term Loan in October 2012, Summit and certain of its affiliates became guarantors under the Senior Notes. Accordingly, Summit operations are included in the Guarantors subsequent to the termination of the Term Loan.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.
			Other Subsidiaries		Consolidating Adjustments	Lions Gate Consolidated
			Guarantors	Non-guarantors (1)
			(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,317	$(182,790)	$145,721	$184,767	$—	$151,015
INVESTING ACTIVITIES:
Purchases of property and equipment	—	(358)	(8)	(20)	—	(386)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(358)	(8)	(20)	—	(386)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	274,700	—	—	—	274,700
Senior revolving credit facility - repayments	—	(85,000)	—	—	—	(85,000)
Term Loan - repayments	—	—	—	(185,504)	—	(185,504)
Production loans - borrowings	—	—	36,150	819	—	36,969
Production loans - repayments	—	—	(170,903)	(3,616)	—	(174,519)
Change in restricted cash collateral associated with financing activities	—	—	(7,467)	—	—	(7,467)
Exercise of stock options	52	—	—	—	—	52
Tax withholding required on equity awards	(2,745)	—	—	—	—	(2,745)
Other financing obligations - repayments	—	—	(3,710)	—	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,693)	189,700	(145,930)	(188,301)	—	(147,224)
NET CHANGE IN CASH AND CASH EQUIVALENTS	624	6,552	(217)	(3,554)	—	3,405
FOREIGN EXCHANGE EFFECTS ON CASH	(131)	—	—	11	—	(120)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	1,525	61,735	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,054	$7,029	$1,308	$58,192	$—	$67,583

(1)
Includes Summit for the three months ended June 30, 2012. Subsequent to the termination of the Term Loan in October 2012, Summit and certain of its affiliates became guarantors under the Senior Notes. Accordingly, Summit operations are included in the Guarantors subsequent to the termination of the Term Loan.

17. Supplementary Cash Flow Statement Information

There were no significant noncash investing or financing activities for the three months ended June 30, 2013 or 2012.

18. Subsequent Events (Unaudited)

5.25% Senior Secured Second Priority Notes Issuance. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of the 5.25% Senior Notes in a private placement. The Notes were issued at 100% of the principal amount, resulting in gross proceeds of $225.0 million.

Interest. Interest on the 5.25% Senior Notes is payable semiannually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014.

Maturity. The 5.25% Senior Notes will mature on August 1, 2018.

Guarantees. The Notes will be guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Security Interest and Ranking. The 5.25% Senior Notes and the guarantees will be secured by second-priority liens on substantially all of the Company’s and the guarantors’ tangible and intangible personal property, subject to certain exceptions and permitted liens. The 5.25% Senior Notes rank equally in right of payment with all of the Company’s existing and future debt that is not subordinated in right of payment to the 5.25% Senior Notes, including the Company’s existing convertible senior subordinated notes. The 5.25% Senior Notes will be structurally subordinated to all existing and future liabilities (including trade payables) and preferred stockholders of the subsidiaries that do not guarantee the Notes.

Optional Redemption. The Company may redeem the 5.25% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the 5.25% Senior Notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders some or all of the 5.25% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.25% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

July 2013 Term Loans. Also on July 19, 2013, the Company entered into a Second Lien Credit and Guarantee Agreement (the "Second Lien Credit Agreement"), pursuant to which the Company borrowed term loans in an aggregate amount of $225.0 million (the "July 2013 Term Loans").

Interest. The July 2013 Term Loans bear interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

Maturity. The Second Lien Credit Agreement will mature on July 19, 2020.

Guarantees. Substantially similar to the 5.25% Senior Notes described above.

Security Interest and Ranking. Substantially similar to the 5.25% Senior Notes described above.

Optional Prepayment. The Company may voluntarily prepay the July 2013 Term Loans at any time, provided that prior to July 19, 2014, the Company shall pay to the lenders an amount equal to all unpaid interest payable on the principal amount prepaid through July 19, 2014.  In addition, the Company shall pay to the lenders a prepayment premium on the principal amount prepaid of (i) 2.0%, if such prepayment occurs on or before July 19, 2015 and (ii) 1.0%, if such prepayment occurs after July 19, 2015 and on or before July 19, 2016.  No prepayment premium shall be payable if the prepayment occurs on or after July 19, 2016.

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to prepay some or all of the July 2013 Term Loans at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to prepay the July 2013 Term Loans at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of prepayment.

Covenants. Substantially similar to the 5.25% Senior Notes described above.

Redemption of 10.25% Senior Notes. The Company used the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 Term Loans (collectively the "New Issuances"), whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of its existing 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, the Company paid $34 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium as set forth in the indenture governing the 10.25% Senior Notes. This, along with $20 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the issuance and redemption. The remaining amount, plus certain New Issuance costs related to the portion of the New Issuances deemed to be a modification, will be expensed as an early extinguishment of debt in the second quarter ending September 30, 2013. The Company estimates the expense for this early extinguishment of debt will be approximately $36 million.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2013 and 2012.
Motion Pictures. Motion Pictures includes “Theatrical,” “Home Entertainment,” “Television,” “International,” and “Lionsgate UK” revenue.
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
Recent Developments
5.25% Senior Secured Second Priority Notes Issuance. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of Senior Secured Second-Priority Notes (the "5.25% Senior Notes") in a private placement. The 5.25% Senior Notes were issued at 100% of the principal amount, resulting in gross proceeds of $225.0 million. Interest on the 5.25% Senior Notes is payable semiannually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014. The 5.25% Senior Notes will mature on August 1, 2018. See Note 18 to our consolidated financial statements for further detail and additional key terms.

July 2013 Term Loans. Also on July 19, 2013, the Company entered into a Second Lien Credit and Guarantee Agreement (the "Second Lien Credit Agreement"), pursuant to which the Company borrowed term loans in an aggregate amount of $225.0 million (the "July 2013 Term Loans"). The July 2013 Term Loans bear interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. The Second Lien Credit Agreement will mature on July 19, 2020. See Note 18 to our consolidated financial statements for further detail and additional key terms.

Redemption of 10.25% Senior Notes. The Company used the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 Term Loans (collectively the "New Issuances"), whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of its existing 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, the Company paid $34 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium as set forth in the indenture governing the 10.25% Senior Notes. This, along with $20 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the issuance and redemption. The remaining amount, plus certain New Issuance costs related to the portion of the New Issuances deemed to be a modification, will be expensed as an early extinguishment of debt in the second quarter ending September 30, 2013. The Company estimates the expense for this early extinguishment of debt will be approximately $36 million.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on May 30, 2013.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 8 to our consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.7 million and $1.4 million on our total revenue in the three months ended June 30, 2013 and 2012, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. Because of our historical operating losses, in previous years, we have historically provided a full valuation allowance against our net deferred tax assets. However, due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and due to our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
Goodwill. Goodwill is reviewed annually for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2013 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance is effective for the Company's fiscal year beginning April 1, 2013. We adopted the new guidance effective April 1, 2013. During the three months ended June 30, 2013, we did not have any significant amounts reclassified out of accumulated other comprehensive income. As of June 30, 2013, our accumulated other comprehensive income represents currency translation adjustments.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth the components of consolidated revenue by segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$438.6	$406.5	$32.1	7.9%
Television Production	131.1	65.3	65.8	100.8%
	$569.7	$471.8	$97.9	20.8%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$162.2	$132.6	$29.6	22.3%
Television Production	7.2	12.9	(5.7)	(44.2)%
	$169.4	$145.5	$23.9	16.4%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three months ended June 30, 2013 and 2012.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$88.9	$137.6	$(48.7)	(35.4)%
Home Entertainment	162.2	132.6	29.6	22.3%
Television	36.8	37.1	(0.3)	(0.8)%
International	79.1	48.6	30.5	62.8%
Lionsgate UK	32.4	32.6	(0.2)	(0.6)%
Other	39.2	18.0	21.2	117.8%
	$438.6	$406.5	$32.1	7.9%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Now You See Me	May 2013	Madea's Witness Protection	June 2012
The Big Wedding	April 2013	What To Expect When You're Expecting	May 2012
Fiscal 2013 Theatrical Slate:		Cabin In The Woods	April 2012
Temptation: Confessions of a Marriage Counselor	May 2013	Fiscal 2012 Theatrical Slate:
Managed Brands:		The Hunger Games	March 2012
Mud (released through Roadside Attractions)	May 2013
Theatrical revenue of $88.9 million decreased $48.7 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease in theatrical revenue is due largely to the performance of the titles from our Fiscal 2014 and Fiscal 2013 Theatrical Slates in the three months ended June 30, 2013, as compared to the performance of the titles from our Fiscal 2013 and Fiscal 2012 Theatrical Slates in the three months ended June 30, 2012, and in particular, the successful performance of The Hunger Games in the three months ended June 30, 2012.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Snitch	June 2013	Good Deeds	June 2012
Warm Bodies	June 2013	Gone	May 2012
The Last Stand	May 2013	Man On A Ledge	May 2012
Texas Chainsaw 3D	May 2013	One For The Money	May 2012
The Impossible	April 2013	Abduction	January 2012
The Twilight Saga: Breaking Dawn Part 2	March 2013
Sinister	February 2013	Summit Titles Released Theatrically Pre-Acquisition:
The Perks of Being a Wallflower	February 2013	The Darkest Hour	April 2012
Alex Cross	February 2013	The Three Musketeers	March 2012
The Expendables 2	November 2012	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Other:		Managed Brands:
Stand Up Guys	May 2013	Haywire	May 2012
		50/50	January 2012

The following table sets forth the components of home entertainment revenue by product category for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$58.0	$41.0	$99.0	$—	$—	$—
Fiscal 2012 Theatrical Slate	2.3	2.1	4.4	34.3	7.7	42.0
Fiscal 2011 Theatrical Slate	1.8	0.4	2.2	1.1	0.3	1.4
Fiscal 2010 & Prior Theatrical Slates	2.8	1.2	4.0	2.8	1.3	4.1
Total Theatrical Slates	64.9	44.7	109.6	38.2	9.3	47.5
Summit Titles Released Theatrically Pre-Acquisition	3.0	2.1	5.1	8.9	22.1	31.0
Managed Brands (2)	30.4	12.3	42.7	43.2	9.9	53.1
Other	3.9	0.9	4.8	0.4	0.6	1.0
	$102.2	$60.0	$162.2	$90.7	$41.9	$132.6
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
Home entertainment revenue of $162.2 million increased $29.6 million, or 22.3%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in home entertainment revenue is primarily due to a larger theatrical slate in fiscal 2013 as compared to fiscal 2012, which resulted in five DVD and digital releases in the three months ended June 30, 2013, as compared to two DVD and digital releases in the three months ended June 30, 2012.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Dredd	Abduction
The Possession	Conan the Barbarian
Summit Titles Released Theatrically Pre-Acquisition:	Warrior
Red	Fiscal 2010 Theatrical Slate:
Managed Brands:	Tyler Perry's I Can Do Bad All By Myself
Arbitrage	Summit Titles Released Theatrically Pre-Acquisition:
Source Code

The following table sets forth the components of television revenue by product category for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$11.3	$—
Fiscal 2012 Theatrical Slate	0.2	15.0
Fiscal 2011 Theatrical Slate	2.5	0.1
Fiscal 2010 & Prior Theatrical Slates	5.7	9.5
Total Theatrical Slates	19.7	24.6
Summit Titles Released Theatrically Pre-Acquisition	9.8	7.4
Managed Brands	6.9	5.0
Other	0.4	0.1
	$36.8	$37.1

Television revenue included in motion pictures revenue of $36.8 million decreased $0.3 million, or 0.8%, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease in television revenue in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Now You See Me	Cabin In The Woods
Fiscal 2013 Theatrical Slate:	Cold Light of Day
The Impossible	What To Expect When You're Expecting
The Last Stand	Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn 2	The Hunger Games
Warm Bodies	Man On A Ledge
Summit Titles Released Theatrically Pre-Acquisition:	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Eclipse	Twilight
The Twilight Saga: Eclipse
The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$13.2	$—
Fiscal 2013 Theatrical Slate	47.6	13.6
Fiscal 2012 Theatrical Slate	1.0	9.0
Fiscal 2011 Theatrical Slate	2.5	1.3
Fiscal 2010 & Prior Theatrical Slates	1.8	0.8
Total Theatrical Slates	66.1	24.7
Summit Titles Released Theatrically Pre-Acquisition	10.8	20.4
Managed Brands	2.1	3.2
Other	0.1	0.3
	$79.1	$48.6

International revenue included in motion pictures revenue of $79.1 million increased $30.5 million, or 62.8%, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in international revenue in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Cabin In The Woods	Cabin In The Woods
The Expendables 2	What To Expect When You're Expecting
The Last Stand	Fiscal 2012 Theatrical Slate:
What To Expect When You're Expecting	Conan the Barbarian
Lionsgate UK and third party product:	The Hunger Games
Keith Lemon: The Film	Lionsgate UK and third party product:
Magic Mike	Drive
Olympus Has Fallen	Horrid Henry
Top Cat: The Movie	Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$0.4	$—
Fiscal 2013 Theatrical Slate	12.3	4.0
Fiscal 2012 Theatrical Slate	1.4	12.1
Fiscal 2011 Theatrical Slate	0.6	0.7
Fiscal 2010 & PriorTheatrical Slate	0.5	0.7
Total Theatrical Slates	15.2	17.5
Summit Titles Released Theatrically Pre-Acquisition	0.2	0.5
Lionsgate UK and third party product	13.5	11.6
Managed Brands	3.5	3.0
	$32.4	$32.6
Lionsgate UK revenue of $32.4 million decreased $0.2 million, or 0.6%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease in Lionsgate UK revenue in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is mainly due to the revenue generated by the titles and product categories listed above.
Television Production Revenue
Television production revenue of $131.1 million increased $65.8 million, or 100.8%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$101.1	$40.8	$60.3	147.8%
International	22.4	10.8	11.6	107.4%
Home entertainment revenue from television production	7.2	12.9	(5.7)	(44.2)%
Other	0.4	0.8	(0.4)	(50.0)%
	$131.1	$65.3	$65.8	100.8%

Television production revenue increased in the three months ended June 30, 2013, mainly due to higher revenue from domestic television and international revenue, slightly offset by a decrease in the home entertainment category of television production in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, respectively.

Television Production - Domestic Television
The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30,
2013	2012
Anger Management	Anger Management
Are We There Yet?	Boss - Season 2
Family Feud - Season 6	Family Feud - Seasons 4 & 5
House of Payne	House of Payne
Mad Men - Season 6	The Jeremy Kyle Show - Season 1
Meet the Browns	Meet the Browns
Nashville - Season 1	South Park
Orange Is the New Black	Weeds - Seasons 7 & 8
The Wendy Williams Show - Season 4	The Wendy Williams Show - Season 3
Domestic television revenue of $101.1 million increased $60.3 million, or 147.8%, in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The contribution of television revenue from the titles listed above was $92.5 million in the three months ended June 30, 2013, compared to $38.9 million in the three months ended June 30, 2012, largely due to an increase in the number of television episodes delivered in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The contribution of television revenue from titles not listed above was $8.6 million in the three months ended June 30, 2013, compared to $1.9 million in the three months ended June 30, 2012.

Television Production - International Revenue
International revenue in the three months ended June 30, 2013 increased as compared to the three months ended June 30, 2012. International revenue in the three months ended June 30, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Weeds (Seasons 7 & 8), and Nashville (Season 1). International revenue in the three months ended June 30, 2012 primarily included revenue from Boss (Season 1) and Mad Men (Seasons 4 & 5).

Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue, offset in part by a slight increase in packaged media revenue. Digital media revenue was $3.2 million in the three months ended June 30, 2013, as compared to $10.5 million in the three months ended June 30, 2012, while packaged media revenue was $4.0 million in the three months ended June 30, 2013, as compared to $2.4 million in the three months ended June 30, 2012. The decrease in digital media revenue is due to a licensing contract in the three months ended June 30, 2012 which resulted in digital media revenue for Weeds (Season 6), with no comparable revenue in the three months ended June 30, 2013.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$142.4	$77.0	$219.4	$133.3	$33.8	$167.1
Participation and residual expense	60.2	25.6	85.8	60.4	18.2	78.6
Other expenses	0.8	0.4	1.2	—	0.1	0.1
	$203.4	$103.0	$306.4	$193.7	$52.1	$245.8
Direct operating expenses as a percentage of segment revenues	46.4%	78.6%	53.8%	47.7%	79.8%	52.1%
Direct operating expenses of the motion pictures segment of $203.4 million for the three months ended June 30, 2013 were 46.4% of motion pictures revenue, compared to $193.7 million, or 47.7% of motion pictures revenue for the three months ended June 30, 2012. The increase in direct operating expenses is due to an increase in motion pictures revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Investment in film write-downs of the motion pictures segment during the three months ended June 30, 2013 totaled approximately $3.3 million, compared to $1.5 million for the three months ended June 30, 2012. In the three months ended June 30, 2013, there was one write-down that individually exceeded $1.0 million, and in the three months ended June 30, 2012, there were no write-downs that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $103.0 million for the three months ended June 30, 2013 were 78.6% of television revenue, compared to $52.1 million, or 79.8%, of television revenue for the three months ended June 30, 2012. The increase in direct operating expenses is due to an increase in television production revenue in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In the three months ended June 30, 2013, $4.9 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $2.1 million in the three months ended June 30, 2012. In the three months ended June 30, 2013, there was one write-down that individually exceeded $1.0 million, and in the three months ended June 30, 2012, there were no write-downs that individually exceeded $1.0 million.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$110.1	$0.1	$110.2	$116.1	$—	$116.1
Home Entertainment	38.2	1.2	39.4	34.7	0.9	35.6
Television	0.4	3.1	3.5	1.4	3.3	4.7
International	4.2	1.8	6.0	2.3	1.4	3.7
Lionsgate UK	10.0	0.2	10.2	16.3	0.1	16.4
Other	2.2	—	2.2	2.1	0.1	2.2
	$165.1	$6.4	$171.5	$172.9	$5.8	$178.7
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended June 30, 2013 of $110.1 million decreased $6.0 million, compared to $116.1 million in the three months ended June 30, 2012, primarily due to a decrease in the P&A incurred on the theatrical releases in the three months ended June 30, 2013, offset in part by an increase in P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the three months ended June 30, 2013 included P&A incurred on the release of Mud, Now You See Me, The Big Wedding, and Peeples. Approximately $27.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Ender's Game, Kevin Hart: Let Me Explain, Red 2, The Hunger Games: Catching Fire, and You're Next. Domestic theatrical P&A from the motion pictures segment in the three months ended June 30, 2012 included P&A incurred on the release of Cabin In The Woods, Madea's Witness Protection, Safe, and What to Expect When You're Expecting. Approximately $18.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Step Up Revolution, The Expendables 2, and The Twilight Saga: Breaking Dawn - Part 2 in the three months ended June 30, 2012. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013 due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended June 30, 2013 of $39.4 million increased $3.8 million, or 10.7%, compared to $35.6 million in the three months ended June 30, 2012. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 23.3% in the three months ended June 30, 2013, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.5% in the three months ended June 30, 2012.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended June 30, 2013 of $10.0 million decreased from $16.3 million in the three months ended June 30, 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$16.4	$16.8	$(0.4)	(2.4)%
Television Production	3.0	2.7	0.3	11.1%
Shared services and corporate expenses, excluding items below	19.7	21.4	(1.7)	(7.9)%
Total general and administrative expenses before share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses	39.1	40.9	(1.8)	(4.4)%
Share-based compensation expense	17.7	9.7	8.0	82.5%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	—	1.7	(1.7)	100.0%
	17.7	11.4	6.3	55.3%
Total general and administrative expenses	$56.8	$52.3	$4.5	8.6%
Total general and administrative expenses as a percentage of revenue	10.0%	11.1%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	6.9%	8.7%
Total General and Administrative Expenses
General and administrative expenses increased by $4.5 million, or 8.6%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment decreased $0.4 million, or 2.4%. In the three months ended June 30, 2013, $2.1 million of motion pictures production overhead was capitalized compared to $3.4 million in the three months ended June 30, 2012.
Television Production
General and administrative expenses of the television production segment increased $0.3 million, or 11.1%. In the three months ended June 30, 2013, $1.7 million of television production overhead was capitalized compared to $1.4 million in the three months ended June 30, 2012.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense and severance and transaction costs related to the acquisition of Summit, decreased $1.7 million, or 7.9%, mainly due to a decrease in legal and professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	June 30, 2013	June 30, 2012	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$3.8	$0.3	$3.5	NM
Restricted share units and other share-based compensation	7.4	7.2	0.2	2.8%
Stock appreciation rights	6.5	2.2	4.3	195.5%
	$17.7	$9.7	$8.0	82.5%
______________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $1.6 million for the three months ended June 30, 2013 decreased $0.5 million from $2.1 million in the three months ended June 30, 2012.
Interest expense of $20.8 million for the three months ended June 30, 2013 decreased $6.7 million, or 24.4%, from $27.5 million in the three months ended June 30, 2012. The following table sets forth the components of interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.5	$1.8
Convertible senior subordinated notes	1.2	1.3
Senior secured second-priority notes	11.2	11.2
Term loan	—	7.3
Other	1.4	1.1
	16.3	22.7
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	2.1	1.8
Senior secured second-priority notes	0.2	0.2
Term loan	—	0.3
Amortization of deferred financing costs	2.2	2.5
	4.5	4.8
	$20.8	$27.5
Interest and other income was $1.5 million in the three months ended June 30, 2013, compared to $1.0 million in the three months ended June 30, 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2013 and 2012:

	June 30, 2013	Three Months Ended	Three Months Ended
	Ownership Percentage	June 30, 2013	June 30, 2012
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.1	$0.1
NextPoint, Inc. (“Break Media”)	42.0%	(1.6)	(1.7)
Roadside Attractions, LLC	43.0%	(0.1)	(0.1)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	6.7	6.6
TVGN (1) (2)	50.0%	2.9	(5.0)
		$8.0	$(0.1)
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

(2)
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, the Company has recorded a gain of $4.0 million that is included in our equity interest income (loss) for TVGN for the three months ended June 30, 2013.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.5 million for the three months ended June 30, 2013 resulting from the $4.0 million repurchase of Senior Notes, compared to $8.2 million for the three months ended June 30, 2012, primarily resulting from the accelerated pay-off of our Term Loan, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount.

Income Tax Provision
We had an income tax expense of $8.0 million, or 37.0%, of income before income taxes in the three months ended June 30, 2013, compared to an expense of $2.2 million, or (5.2%), of loss before income taxes in the three months ended June 30, 2012. The income tax provision for the three months ended June 30, 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes) and then applying the effective tax rate to income before income taxes for the quarter, along with any items that relate discretely to the quarter. The tax provision in the three months ended June 30, 2012 is significantly impacted by changes in the Company's valuation allowance on its net deferred tax asset, and the provision primarily represents deferred U.S. income taxes and foreign withholding taxes. The Company reversed a substantial portion of its valuation allowance in fiscal 2013. We expect that with the utilization of our net operating loss carryforwards and other tax attributes, that our cash tax requirements will not increase significantly in fiscal 2014 as compared to fiscal 2013.

Net Income (Loss)
Net income for the three months ended June 30, 2013 was $13.6 million, or basic net income per common share of $0.10 on 136.2 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 140.7 million weighted average common shares outstanding. This compares to net loss for the three months ended June 30, 2012 of $44.2 million, or basic and diluted net loss per common share of $0.33 on 133.2 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at June 30, 2013 primarily consisted of our senior revolving credit facility, senior secured second-priority notes (“Senior Notes”), convertible senior subordinated notes, and our production loans.
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

Corporate Debt
The principal amounts outstanding under our corporate debt as of June 30, 2013 and March 31, 2013 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share	Principal Amounts Outstanding
			June 30,	March 31,
			2013	2013
			(Amounts in thousands)
Senior revolving credit facility	May 2016 (1)	N/A	$339,474	$338,474
Senior secured second-priority notes	November 2016 (2)	N/A	432,000	436,000
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	$11.50	185	348
April 2009 3.625% Notes	March 2015	$8.25	64,505	64,505
January 2012 4.00% Notes	January 2017	$10.50	45,000	45,000
April 2013 1.25% Notes	April 2018	$30.00	60,000	—
			$941,164	$884,327
 ______________________

(1)	The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of our Senior Notes.

(2)
The Senior Notes were redeemable, in whole but not in part, by us at any time prior to November 1, 2013, at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. The Senior Notes were redeemable, in whole or in part, by us at 105.125% of the principal amount if redeemed between November 1, 2013 and November 1, 2014, at 102.563% of the principal amount if redeemed between November 1, 2014 and November 1, 2015, and 100.0% of the principal amount if redeemed on or after November 1, 2015. The Senior Notes paid interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year. See the Recent Developments section for a discussion of the July 19, 2013 issuance of new 5.25% Senior Notes and the July 2013 Term Loans, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of our existing 10.25% Senior Notes, which were called for redemption on July 19, 2013. Also see Note 18 to our consolidated financial statements for further detail.

Senior Revolving Credit Facility
Availability of Funds. At June 30, 2013, there was $302.0 million available (March 31, 2013 — $303.0 million). On September 27, 2012 we amended and restated our senior revolving credit facility which previously provided for borrowings and letters of credit up to an aggregate of $340 million. The amended and restated senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, subject to a borrowing base and other restrictions. Prior to July 19, 2013, due to restrictions in our senior secured second-priority notes indenture, the maximum borrowing allowed under the senior revolving credit facility was $650 million (previously $340 million), unless certain ratios are met. See the Recent Developments section and Note 18 to our consolidated financial statements for a discussion of the July 19, 2013 issuance of new 5.25% Senior Notes and the July 2013 Term Loan, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of the existing 10.25% Senior Notes, which were called for redemption on July 19, 2013. With the discharge of the 10.25% Senior Notes, the Company is able to access the full amount of $800 million on its senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to $8.5 million at June 30, 2013 (March 31, 2013 — $8.5 million).
Maturity Date. The senior revolving credit facility expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the our senior secured second-priority notes.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. As of June 30, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.70% and 2.70% on borrowings outstanding as of June 30, 2013 and March 31, 2013, respectively).
Commitment Fee. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the quarter, on the total senior revolving credit facility of $800 million less the amount drawn.
Security. Obligations under the senior revolving credit facility are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2013, we were in compliance with all applicable covenants.
Change in Control. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% (amended from 20% on June 22, 2010) of our common shares.
Senior Secured Second-Priority Notes
Transactions. On October 15, 2012, we amended the indenture governing our senior secured second-priority notes (the "Senior Notes") to, among other things, enable us to incur additional secured indebtedness under our amended and restated senior revolving credit facility, in an aggregate principal amount not to exceed $650 million (an increase from the previous limit of $340 million).
In June 2013, LGEI paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - 4.0 of the Senior Notes. The Company recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.
See the Recent Developments section for a discussion of the July 19, 2013 issuance of new 5.25% Senior Notes and the July 2013 Term Loans, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of our existing 10.25% Senior Notes, which were called for redemption on July 19, 2013. Also see Note 18 to our consolidated financial statements for further detail.
Covenants. The Senior Notes contained certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2013, we were in compliance with all applicable covenants.
Under the terms of the Senior Notes, there were certain covenants which restricted our ability to incur certain additional indebtedness, make certain “restricted payments” as defined, and other items. These covenants require certain ratios, such as the Secured Leverage Ratio and Consolidated Leverage Ratio (as defined in the indenture), to meet certain specified thresholds before such additional indebtedness, restricted payments or other items are permitted under the terms of the indenture. These ratios are partially based on the net borrowing base amount, as calculated pursuant to the indenture. The following table sets forth the total gross and net borrowing base and certain components of the borrowing base as prescribed by the indenture to the Senior Notes:

Borrowing Base Definition Clause (2)	Category Name	June 30, 2013
		Gross (1)		Rate	Net (1)
		(Amounts in millions)
(i)	Eligible Major Domestic Receivables	$417.0	@	100%	$417.0
(ii)	Eligible Acceptable Domestic Receivables	224.9	@	90%	202.4
(iii)	Eligible Acceptable Foreign Receivables	62.1	@	85%	52.8
(iv)	Acceptable Tax Credits	59.3	@	85%/75%	45.2
(v)	Other Receivables	29.1	@	50%	14.6
	Borrowing Base from Receivables	$792.4			$732.0
(vii)	Unsold Rights Valuation	648.7	@	50%	324.3
(viii)	Eligible Video Cassette Inventory	38.7		lesser of 50% or $10 million	10.0
(ix)	Total Home Video, Pay Television, Free Television Credits	391.5		Misc.	320.1
(xiii)	Cash Collateral Accounts	3.2	@	100%	3.2
(xiv)	P&A Credit	2.6	@	50%	1.3
	Borrowing Base at June 30, 2013 (3)	$1,877.1			$1,390.9
 _______________________

(1)
Gross amount represents the amount as of each applicable category and the net amount represents the acceptable portion of that amount permitted to be counted in the Borrowing Base (as defined) under the indenture.

(2)
The following numbered clauses from the Borrowing Base definition were either not applicable or not material as of June 30, 2013: (x) Direct to Video Credit; (xi) Foreign Rights Credit; (xii) Eligible L/C Receivables.

(3)
Subsequent to the termination of the Term Loan, the assets of Summit and certain of its affiliates became guarantors under the Senior Notes, and therefore are included in the Borrowing Base as of June 30, 2013.

Term Loan
In connection with the acquisition of Summit, we entered into a new $500.0 million principal amount term loan agreement (the "Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Term Loan was to mature on September 7, 2016 and was secured by collateral consisting of the assets of Summit. The Term Loan carried interest at a reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, we made accelerated payments on the Term Loan and paid off all amounts outstanding under the Term Loan, as well as accrued but unpaid interest.
In connection with the payoff of the Term Loan, we arranged for Summit and certain of its affiliates to become guarantors of our senior credit facility and our Senior Notes due 2016, and pledge their assets in support of such guaranties, in accordance with their respective terms.

Convertible Senior Subordinated Notes
Fiscal 2013 and 2014 Transactions:

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

April 2009 3.625% Notes: In September 2012, $1.0 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 122,060 common shares (plus cash in lieu of fractional shares). In March 2013, $1.1 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion rate of 121.2121 common shares per $1,000 in principal amount, or a conversion price of approximately $8.25 per share for an aggregate of 129,090 common shares (plus cash in lieu of fractional shares).

January 2012 4.00% Notes: In January 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017. The proceeds were used to fund a portion of the acquisition of Summit.

April 2013 1.25% Notes: In April 2013, LGEI issued $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018 (the "April 2013 1.25% Notes").
Production Loans
The amounts outstanding under our production loans as of June 30, 2013, and March 31, 2013 were as follows:

	June 30,	March 31,
	2013	2013
	(Amounts in thousands)
Production loans
Individual production loans (1)	$430,654	$404,341
Pennsylvania Regional Center production loans (2)	—	65,000
	$430,654	$469,341
 ______________________

(1)
Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $415.7 million incur interest at rates ranging from 2.78% to 4.03%, and approximately $15.0 million of production loans are non-interest bearing.

(2)	The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually.

Discussion of Operating, Investing, Financing Cash Flows

The following table sets forth the net change in cash and cash equivalents for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended
	June 30,
	2013	2012	Net Change
	(Amounts in thousands)
Cash provided by (used in) operating activities	$(29,289)	$151,015	$(180,304)
Cash provided by (used in) investing activities	7,991	(386)	8,377
Cash provided by (used in) financing activities	9,557	(147,224)	156,781
Foreign exchange effects on cash	397	(120)	517
Increase/ (decrease) in cash and cash equivalents	$(11,344)	$3,285	$(14,629)

Cash Flows Provided By/Used In Operating Activities. Cash flows provided by (used in) operating activities for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended
	June 30,
	2013	2012	Net Change
	(Amounts in thousands)
Operating Activities:
Operating income (loss)	$33,428	$(7,156)	$40,584
Amortization of films and television programs	219,364	167,097	52,267
Non-cash stock-based compensation	13,220	6,173	7,047
Dividend payment from equity method investee	9,849	—	9,849
Contractual cash based interest	(16,273)	(22,728)	6,455
Interest and other income	1,496	950	546
Current income tax provision	(5,941)	(2,200)	(3,741)
Other non-cash charges included in operating activities	1,625	2,105	(480)
Cash flows from operations before changes in operating assets and liabilities	256,768	144,241	112,527

Changes in operating assets and liabilities:
Investment in films and television programs	(160,933)	(161,005)	72
Other changes in operating assets and liabilities	(125,124)	167,779	(292,903)
Changes in operating assets and liabilities	(286,057)	6,774	(292,831)
Net Cash Flows Provided By (Used In) Operating Activities	$(29,289)	$151,015	$(180,304)

Cash flows used in operating activities for the three months ended June 30, 2013 were $29.3 million compared to cash flows provided by operating activities for the three months ended June 30, 2012 of $151.0 million. The decrease in cash provided by operating activities for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to an increase in cash used for other changes in operating assets and liabilities, offset by higher cash flows generated from operations before changes in operating assets and liabilities.
Cash Flows Provided by/Used in Investing Activities. Cash flows provided by investing activities of $8.0 million for the three months ended June 30, 2013 consisted of $9.0 million of proceeds from the sale of investments, a $4.2 million dividend payment from an equity method investee, offset by $3.8 million of capital contributions to companies accounted for as equity method investments and $1.4 million for purchases of property and equipment. Cash flows used in investing activities of $0.4 million for the three months ended June 30, 2012 consisted of purchases of property and equipment.
Cash Flows Provided by/Used in Financing Activities. Cash flows provided by financing activities of $9.6 million for the three months ended June 30, 2013 primarily consisted of net cash provided of $1.0 million from borrowings and repayments under our senior revolving credit facility of $173.0 million and $172.0 million, respectively, $60.0 million from the issuance of our April 2013 1.25% Notes, $0.5 million from the exercise of stock options, and borrowings of $108.6 million under our production loans offset by repayments of $82.3 million of production loans. In addition, cash used in financing activities for the three months ended June 30, 2013 included $65.0 million repayment of our Pennsylvania Regional Center facility, $9.0 million of payments for tax withholding requirements associated with our equity awards, and $4.3 million for repurchases of our Senior Notes.
Cash flows used in financing activities of $147.2 million for the three months ended June 30, 2012 primarily consisted of net cash provided of $189.7 million from borrowings and repayments under our senior revolving credit facility of $274.7 million and $85.0 million, respectively, cash used of $0.1 million for repayments of our Term Loan obtained in connection with the fiscal 2012 acquisition of Summit, and borrowings of $37.0 million under our production loans offset by repayments of $174.5 million of production loans. In addition, cash used in financing activities for the three months ended June 30, 2012 included a $7.5 million increase in restricted cash collateral requirement associated with financing activities, $3.7 million repayment of certain other financing obligations, and $2.7 million of payments for tax withholding requirements associated with our equity awards.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2013 and March 31, 2013 was $1.1 billion and $1.1 billion, respectively.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2013:

	Nine Months Ended March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Future annual repayment of debt recorded as of June 30, 2013
Senior revolving credit facility	$—	$—	$—	$339,474	$—	$—	$339,474
Principal amount of senior secured second-priority notes, due November 2016 (carrying value of $428.5 million at June 30, 2013)	—	—	—	432,000	—	—	432,000
Film obligations (1)	30,184	22,020	16,680	6,000	6,000	1,000	81,884
Individual production loans (1)	321,592	109,062	—	—	—	—	430,654
Principal amounts of convertible senior subordinated notes and other financing obligations (2)
October 2004 2.9375% Notes (carrying value of $0.2 million at June 30, 2013)	—	185	—	—	—	—	185
April 2009 3.625% Notes (carrying value of $51.5 million at June 30, 2013)	—	64,505	—	—	—	—	64,505
January 2012 4.00% Notes (carrying value of $37.4 million at June 30, 2013)	—	—	—	45,000	—	—	45,000
April 2013 1.25% Notes (carrying value of $60.0 million at June 30, 2013)	—	—	—	—	—	60,000	60,000
	351,776	195,772	16,680	822,474	6,000	61,000	1,453,702
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	95,687	60,835	—	—	—	—	156,522
Minimum guarantee commitments (4)	139,143	186,695	8,427	—	—	—	334,265
Production loan commitments (4)	12,369	137,389	11,066	—	—	—	160,824
Cash interest payments on subordinated notes	4,524	4,899	2,550	2,550	750	—	15,273
Cash interest payments on senior secured second priority notes	22,140	44,280	44,280	44,280	—	—	154,980
Operating lease commitments	7,872	9,156	4,313	752	775	1,735	24,603
Other contractual obligations	2,161	2,308	576	—	—	—	5,045
Employment and consulting contracts	39,536	12,895	3,329	2,821	—	—	58,581
	323,432	458,457	74,541	50,403	1,525	1,735	910,093
Total future commitments under contractual obligations (5)	$675,208	$654,229	$91,221	$872,877	$7,525	$62,735	$2,363,795
 ___________________

(1)
Film obligations include minimum guarantees and theatrical marketing obligations. Individual production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2013, we had no outstanding forward foreign exchange contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility, certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $650 million (as was permitted by the indenture governing our Senior Notes, as amended, as discussed in Note 5 to our consolidated financial statements and prior to the increase of this amount to $800 million, following the discharge of our 10.25% Senior Notes on July 19, 2013), based on the applicable LIBOR in effect as of June 30, 2013, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense on the amended and restated senior revolving credit facility. The variable interest production loans incur interest at rates ranging from approximately 2.78% to 4.03% and applicable margins ranging from 2.50% over the one, three, or six-month LIBOR to 3.25% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2013:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	June 30, 2013
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$339,474	$—	$—	$339,474	$339,474
Average Interest Rate	—	—	—	2.70%	—	—
Individual production loans (2)	306,592	109,062	—	—	—	—	415,654	415,654
Average Interest Rate	3.37%	3.38%	—	—	—	—
Fixed Rates:
Principal Amount of Senior Secured Second-Priority Notes (3)	—	—	—	432,000	—	—	432,000	461,160
Average Interest Rate	—	—	—	10.25%	—	—
Principal Amounts of Convertible Senior Subordinated Notes (4):
October 2004 2.9375% Notes	—	185	—	—	—	—	185	167
Average Interest Rate	—	2.94%	—	—	—	—
April 2009 3.625% Notes	—	64,505	—	—	—	—	64,505	62,697
Average Interest Rate	—	3.63%	—	—	—	—
January 2012 4.00% Notes	—	—	—	45,000	—	—	45,000	42,267
Average Interest Rate	—	—	—	4.00%	—	—
April 2013 1.25% Notes	—	—	—	—	—	60,000	60,000	46,208
Average Interest Rate	—	—	—	—	—	1.25%
	$306,592	$173,752	$—	$816,474	$—	$60,000	$1,356,818	$1,367,627
 ____________________

(1)
Amended and restated senior revolving credit facility, which expires the earlier of (i) September 27, 2017 or (ii) six (6) months prior to the maturity of the senior secured second-priority notes and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Individual production loans of $415.7 million incur interest at rates ranging from approximately 2.78% to 4.03%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(3)
Senior secured second-priority notes with a fixed interest rate equal to 10.25%. On July 19, 2013, in connection with new financing transactions, the Company called the senior secured second-priority notes for redemption. See the Recent Developments section and Note 18 to our consolidated financial statements for further detail.

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
As of June 30, 2013, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2013.
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

Item 1A.  Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Historically, we have been highly leveraged and may be highly leveraged in the future. As of June 30, 2013, our consolidated total indebtedness was $1,460.9 million (carrying value - $1,436.8 million). On July 19, 2013, we called for redemption of $432.0 million of our 10.25% Senior Notes, issued $225.0 million of our 5.25% Senior Notes and incurred $225.0 million of our July 2013 Term Loans. Our substantial degree of leverage could have important consequences, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, motion picture and television development, production and distribution, debt service requirements, acquisitions or general corporate or other purposes, or limit our ability to obtain such financing on terms acceptable to us

•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including funding motion picture and television production, development and distribution and other operating expenses, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our secured credit facilities are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests;

•	we may be vulnerable to a downturn in general economic conditions or in our business; and/or

•	we may be unable to carry out capital spending that is important to our growth.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur additional debt in the future.

Although each of our secured credit facilities and the indentures governing our senior secured notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such debt documents provide a number of important exceptions and thus, do not prohibit us or our subsidiaries from doing so. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the indenture governing our senior secured notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by liens senior to the liens in respect of our senior secured notes, and (ii) in limited circumstances, we may make investments in assets that are not included in the borrowing base supporting our senior secured notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing our senior secured notes.

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the discharge of the 10.25% Senior Notes on

July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At June 30, 2013, we have borrowed approximately $339.5 million under our senior secured credit facility, and have approximately $8.5 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

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

As of July 19, 2013, three of our shareholders, Mark H. Rachesky, M.D., FMR LLC and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 37.6%, 9.3% and 8.9%, respectively, of our outstanding common shares.

Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the holders of our senior secured notes and our convertible senior subordinated notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of our convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our secured credit facilities from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase our senior secured notes upon a change in control would cause a default under the indentures governing the senior secured notes and the convertible senior subordinated notes and a cross-default under our secured credit facilities.

Our secured credit facilities also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured notes and convertible senior subordinated notes. Any of our future debt agreements may contain similar provisions.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our secured credit facilities are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The applicable margin with respect to loans under our senior secured credit facility and second lien credit facility are a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR and a percentage per annum equal to 4.0% plus an adjusted rate based on LIBOR, respectively.

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of June 30, 2013, each quarter point change in interest rates would result in a $1.6 million change in annual interest expense. Under our Second Lien Credit Agreement, based on the applicable LIBOR in effect as of June 30, 2013, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries where copyright and trademark protections are very limited. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because our efforts to protect our intellectual property rights are illegal or improper, and that our key trademarks or other significant intellectual property is invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. Some smaller producers with limited marketing resources may see an opportunity to raise the profile of their products by making dramatic claims against us. We vigorously defend our copyrights and trademarks from infringing products and activity, which can result in litigation. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Certain shareholders own a majority of our outstanding common shares.

As of July 19, 2013, three of our shareholders beneficially owned an aggregate of 76,065,515 of our common shares, or approximately 55.8% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.6% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of July 19, 2013, over 61.8% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also filed resale registration statements to enable certain shareholders who received our common shares in connection with our acquisition of Summit in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. Thereafter, on each of May 29, 2008 and November 6, 2008, as part of its regularly scheduled meetings, our Board of Directors authorized the repurchase up to an additional $50 million of our common shares, subject to market conditions. The additional resolutions increased the total authorization to $150 million. The common shares may be purchased, from time to time, at the Company's discretion, including the quantity, timing and price thereof. Such purchases will be structured as permitted by securities laws and other legal requirements. During the period from the authorization date through June 30, 2013, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended June 30, 2013.

During the three months ended June 30, 2013, 357,251 shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
4.1(4)	Indenture, dated April 15, 2013 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., and U.S. Bank National Association, as Trustee
10.97(5)	Executive Annual Bonus Program
10.98(6)	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer
10.99
Second Lien Credit and Guarantee Agreement dated as of July 19, 2013 among Lions Gate Entertainment Corp., as Borrowers and the Guarantors and Lenders referred to therein, U.S. Bank National Association, as Administrative Agent, J.P. Morgan Securities LLC, Bank of America, N.A., Barclays Bank PLC, RBC Capital Markets and Wells Fargo Bank, National Association, as Co-Syndication Agents and Jefferies Finance LLC as Documentation Agent.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed on June 6, 2013.

(5)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 31, 2013.

(6)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2013.
______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ James Keegan
		Name:	James Keegan
DATE: August 8, 2013		Title:	Duly Authorized Officer and Chief Financial Officer