Form 10-Q
period 2013-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2013-11-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2013
Common Shares, no par value per share	137,919,465 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2013, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$67,212	$62,363
Restricted cash	8,122	10,664
Accounts receivable, net of reserves for returns and allowances of $76,142 (March 31, 2013 - $103,418) and provision for doubtful accounts of $5,575 (March 31, 2013 - $4,494)	696,584	787,150
Investment in films and television programs, net	1,208,239	1,244,075
Property and equipment, net	10,586	8,530
Equity method investments	164,662	169,450
Goodwill	323,328	323,328
Other assets	80,485	72,619
Deferred tax assets	92,657	82,690
Total assets	$2,651,875	$2,760,869
LIABILITIES
Senior revolving credit facility	$285,474	$338,474
Senior secured second-priority notes	225,000	432,277
July 2013 Term Loan	222,574	—
Accounts payable and accrued liabilities	217,680	313,620
Participations and residuals	413,368	409,763
Film obligations and production loans	444,161	569,019
Convertible senior subordinated notes	148,498	87,167
Deferred revenue	269,067	254,023
Total liabilities	2,225,822	2,404,343
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 137,860,591 shares issued (March 31, 2013 - 135,882,899 shares)	725,389	672,915
Accumulated deficit	(295,790)	(309,912)
Accumulated other comprehensive loss	(3,546)	(6,477)
Total shareholders’ equity	426,053	356,526
Total liabilities and shareholders’ equity	$2,651,875	$2,760,869
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands, except per share amounts)
Revenues	$498,729	$706,968	$1,068,457	$1,178,788
Expenses:
Direct operating	261,798	323,230	568,243	569,048
Distribution and marketing	145,502	236,442	316,962	415,151
General and administration	63,773	44,030	120,543	96,374
Depreciation and amortization	1,611	2,115	3,236	4,220
Total expenses	472,684	605,817	1,008,984	1,084,793
Operating income	26,045	101,151	59,473	93,995
Other expenses (income):
Interest expense
Contractual cash based interest	11,925	18,908	28,198	41,636
Amortization of debt discount (premium) and deferred financing costs	4,247	4,377	8,788	9,139
Total interest expense	16,172	23,285	36,986	50,775
Interest and other income	(1,483)	(1,029)	(2,979)	(1,979)
Loss on extinguishment of debt	36,187	1,000	36,653	9,159
Total other expenses, net	50,876	23,256	70,660	57,955
Income (loss) before equity interests and income taxes	(24,831)	77,895	(11,187)	36,040
Equity interests income	6,502	1,755	14,479	1,610
Income (loss) before income taxes	(18,329)	79,650	3,292	37,650
Income tax provision (benefit)	(18,834)	4,121	(10,830)	6,321
Net income	$505	$75,529	$14,122	$31,329

Basic net income per common share	$0.00	$0.56	$0.10	$0.23
Diluted net income per common share	$0.00	$0.53	$0.10	$0.23

Weighted average number of common shares outstanding:
Basic	137,147	134,390	136,671	133,815
Diluted	140,681	148,696	139,870	134,610
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Net income	$505	$75,529	$14,122	$31,329
Foreign currency translation adjustments	3,038	2,999	3,587	1,078
Net unrealized loss on foreign exchange contracts	(320)	(512)	(656)	(17)
Comprehensive income	$3,223	$78,016	$17,053	$32,390
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2013	135,882,899	$672,915	$(309,912)	$(6,477)	$356,526
Exercise of stock options	1,125,491	10,638			10,638
Share-based compensation, net of withholding tax obligations of $11,257	524,065	38,430			38,430
Conversion of January 2012 4.00% Notes	320,258	3,196			3,196
Issuance of common shares to directors for services	7,878	210			210
Net income			14,122		14,122
Foreign currency translation adjustments				3,587	3,587
Net unrealized loss on foreign exchange contracts				(656)	(656)
Balance at September 30, 2013	137,860,591	$725,389	$(295,790)	$(3,546)	$426,053
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Operating Activities:
Net income	$14,122	$31,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,371	1,525
Amortization of intangible assets	1,865	2,695
Amortization of films and television programs	376,500	394,664
Amortization of debt discount (premium) and deferred financing costs	8,788	9,139
Non-cash share-based compensation	28,182	10,917
Dividend payment from equity method investee	9,849	—
Loss on extinguishment of debt	36,653	9,159
Equity interests income	(14,479)	(1,610)
Deferred income taxes	(9,981)	—
Changes in operating assets and liabilities:
Restricted cash	2,554	5,302
Accounts receivable, net	95,280	84,026
Investment in films and television programs	(338,296)	(423,120)
Other assets	(9,197)	(1,544)
Accounts payable and accrued liabilities	(77,493)	2,149
Participations and residuals	3,358	(1,015)
Film obligations	(33,402)	(13,820)
Deferred revenue	14,897	32,339
Net Cash Flows Provided By Operating Activities	110,571	142,135
Investing Activities:
Proceeds from the sale of a portion of equity method investee	9,000	—
Investment in equity method investees	(3,750)	—
Dividends from equity method investee in excess of earnings	4,169	—
Repayment of loans receivable	3,000	4,274
Purchases of property and equipment	(3,395)	(976)
Net Cash Flows Provided By Investing Activities	9,024	3,298
Financing Activities:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,198 in 2012	428,100	666,226
Senior revolving credit facility - repayments	(481,100)	(512,450)
Senior secured second-priority notes - borrowings, net of deferred financing costs of $407 in 2013	224,593	—
Senior secured second-priority notes - repurchases and redemptions	(470,584)	—
July 2013 Term Loan - borrowings, net of deferred financing costs of $4,287 in 2013	218,213	—
Summit Term Loan - repayments	—	(185,504)
Convertible senior subordinated notes - borrowings	60,000	—
Convertible senior subordinated notes - repurchases	—	(7,639)
Production loans - borrowings	169,427	112,845
Production loans - repayments	(196,098)	(221,985)
Pennsylvania Regional Center credit facility - repayments	(65,000)	—
Exercise of stock options	9,120	52
Tax withholding required on equity awards	(11,257)	(4,005)
Other financing obligations - repayments	—	(3,710)
Net Cash Flows Used In Financing Activities	(114,586)	(156,170)
Net Change In Cash And Cash Equivalents	5,009	(10,737)
Foreign Exchange Effects on Cash	(160)	838
Cash and Cash Equivalents - Beginning Of Period	62,363	64,298
Cash and Cash Equivalents - End Of Period	$67,212	$54,399
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for the Company's fiscal year beginning April 1, 2013. During the three and six months ended September 30, 2013, the Company did not have any significant amounts reclassified out of accumulated other comprehensive income.

In July 2013, the FASB issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the Company's fiscal year beginning April 1, 2014, with early adoption permitted. The Company plans to adopt the new guidance effective April 1, 2014 and does not expect that the new guidance will have a material impact on its consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$477,118	$501,893
Acquired libraries, net of accumulated amortization	18,588	22,408
Completed and not released	64,818	50,519
In progress	325,240	366,587
In development	29,206	25,094
Product inventory	43,592	36,299
	958,562	1,002,800
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	168,749	136,727
In progress	78,047	100,585
In development	2,881	3,963
	249,677	241,275
	$1,208,239	$1,244,075
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			September 30, 2013	March 31, 2013
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	0.00	$—	$345
Artisan Entertainment	December 2003	20.00	10.25	13,268	15,686
Lionsgate UK	October 2005	20.00	12.00	150	233
Summit Entertainment	January 2012	20.00	18.25	5,170	6,144
Total acquired libraries				$18,588	$22,408
The Company expects approximately 45% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2014. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Equity Method Investments
The carrying amount of significant equity method investments at September 30, 2013 and March 31, 2013 were as follows:

	September 30, 2013
Equity Method Investee	Ownership Percentage	September 30, 2013	March 31, 2013
		(Amounts in thousands)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$3,672	$3,343
NextPoint, Inc. (“Break Media”)	42.0%	1,757	4,630
Roadside Attractions, LLC (“Roadside Attractions”)	43.0%	3,466	3,372
Studio 3 Partners, LLC (“EPIX”)	31.2%	68,302	66,697
TV Guide Network ("TVGN")	50.0%	87,465	91,408
		$164,662	$169,450
Equity interests in equity method investments in the consolidated statements of operations represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and six months ended September 30, 2013, and 2012 were as follows (income (loss)):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Equity Method Investee	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
FEARnet	$187	$2	$329	$54
Break Media	(1,918)	(828)	(3,623)	(2,483)
Roadside Attractions	159	203	94	87
EPIX	8,881	5,525	15,622	12,112
TVGN	(807)	(3,147)	2,057	(8,160)
	$6,502	$1,755	$14,479	$1,610
Horror Entertainment, LLC. Horror Entertainment, LLC (“FEARnet”), is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition. The Company is recording its share of the FEARnet results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2013, the Company recorded its share of the income generated by FEARnet for the three and six months ended June 30, 2013.
NextPoint, Inc. NextPoint, Inc. (“Break Media”), is an online home entertainment service provider operating under the branding of “Break Media.” The Company is recording its share of the Break Media results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2013, the Company recorded its share of losses incurred by Break Media for the three and six months ended June 30, 2013. During the three and six months ended September 30, 2013, the Company contributed nil and $0.8 million, respectively, to Break Media.
Roadside Attractions, LLC. Roadside Attractions, LLC (“Roadside Attractions”), is an independent theatrical releasing company. The Company is recording its share of the Roadside Attractions results on a one quarter lag and, accordingly, during the three and six months ended September 30, 2013, the Company recorded its share of the income generated by Roadside Attractions for the three and six months ended June 30, 2013.
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$8,329	$6,256	$23,133	$22,772

Gross profit on sales to EPIX	$6,738	$2,185	$18,042	$9,170
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$2,099	$681	$5,620	$2,856

The Company received a dividend of $14.0 million from EPIX during the three months ended June 30, 2013. The dividend was recorded as a reduction of the Company's investment in EPIX. Dividends from equity method investments up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the statement of cash flows. Dividends from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.
EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2013 and March 31, 2013 for EPIX:

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$169,637	$213,508
Non-current assets	$234,151	$208,620
Current liabilities	$131,530	$144,897
Non-current liabilities	$6,759	$6,574

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and six months ended September 30, 2013 and 2012 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Revenues	$87,033	$82,842	$172,230	$170,606
Expenses:
Operating expenses	59,144	62,959	121,286	123,692
Selling, general and administrative expenses	5,633	6,498	11,263	12,241
Operating income	22,256	13,385	39,681	34,673
Interest and other income (expense)	(268)	—	162	—
Net income	$21,988	$13,385	$39,843	$34,673
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$21,988	$13,385	$39,843	$34,673
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	6,849	4,169	12,411	10,801
Eliminations of the Company’s share of profits on sales to EPIX (1)	(2,099)	(681)	(5,620)	(2,856)
Realization of the Company’s share of profits on sales to EPIX (2)	4,131	2,037	8,831	4,167
Total equity interest income recorded	$8,881	$5,525	$15,622	$12,112
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

TV Guide Network. The Company’s investment interest in TV Guide Network, TV Guide Network On Demand and TV Guide Online (through May 31, 2013, as discussed below) (collectively "TVGN") consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. On March 26, 2013, the Company's former partner in the TVGN investment sold its 49% interest to CBS Corporation. Concurrent with this transaction, the Company sold 1% of its interest to CBS Corporation for nominal consideration resulting in the write-off of its carrying value of approximately $1.9 million. During the three and six months ended September 30, 2013, the Company contributed nil and $3.0 million, respectively, to TVGN.
The Company has determined that it is not the primary beneficiary of TVGN because pursuant to the amended and restated operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company's interest in TVGN is being accounted for under the equity method of accounting.
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN, to a subsidiary of CBS Corporation. As a result of this transaction, the Company has recorded a gain in the six months ended September 30, 2013 of $4.0 million, as reflected in the reconciliation of net loss reported by TVGN to equity interest loss recorded by the Company shown in the table below in the TVGN Financial Information section. Also as a result of this transaction, TVGN's summarized financial information for periods prior to the date of the transaction of May 31, 2013 has been

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised to reflect the operating results of TVGuide.com as a discontinued operation. Accordingly, all revenues and expenses from TVGuide.com in all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations shown below in the TVGN Financial Information section.
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

Transactions with TVGN:

The Company licenses certain films and/or television programs to TVGN. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by TVGN through the amortization of the related asset, recorded on TVGN's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by Lionsgate and the calculation of the amounts eliminated in the equity interest line item on the statement of operations for the six months ended September 30, 2012. There were no revenues or gross profits recognized by Lionsgate for the three and six months ended September 30, 2013 or for the three months ended September 30, 2012.

Six Months Ended
September 30, 2012
(Amounts in thousands)
Revenue recognized on sales to TVGN	$2,925

Gross profit on sales to TVGN	$735
Ownership interest in TVGN	51%
Elimination of the Company's share of profit on sales to TVGN (1)	$375
 ___________________

(1)
On March 26, 2013, as discussed above, the Company's ownership interest in TVGN was reduced from 51% to 50% due to the Company's sale of 1% of its interest to CBS Corporation. The elimination of the Company's share of profit on sales to TVGN for the six months ended September 30, 2012 was calculated using 51%.

TVGN Financial Information:
The following table presents summarized balance sheet data as of September 30, 2013 and March 31, 2013 for TVGN:

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$29,212	$29,172
Non-current assets	$199,204	$211,922
Current liabilities	$30,715	$30,267
Non-current liabilities	$19,688	$24,818
Redeemable preferred stock	$292,513	$267,362

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and six months ended September 30, 2013 and 2012 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest income (loss) recorded by the Company:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Revenues	$18,173	$16,490	$34,965	$35,105
Expenses:
Cost of services	6,757	10,399	14,003	23,318
Selling, marketing, and general and administration	10,749	8,734	20,477	20,412
Depreciation and amortization	1,986	2,093	3,994	4,276
Operating loss	(1,319)	(4,736)	(3,509)	(12,901)
Other income	(14)	—	(1,390)	—
Interest expense, net	335	431	682	873
Accretion of redeemable preferred stock units (1)	9,843	8,368	19,151	16,452
Total interest expense, net	10,164	8,799	18,443	17,325
Loss from continuing operations	$(11,483)	$(13,535)	$(21,952)	$(30,226)
Loss from discontinued operations (5)	—	(1,290)	(1,114)	(2,684)
Net loss	$(11,483)	$(14,825)	$(23,066)	$(32,910)
Reconciliation of net loss reported by TVGN to equity interest income (loss):
Net loss reported by TVGN	$(11,483)	$(14,825)	$(23,066)	$(32,910)
Ownership interest in TVGN (2)	50%	51%	50%	51%
The Company's share of net loss	(5,742)	(7,561)	(11,533)	(16,784)
Accretion of dividend and interest income on redeemable preferred stock units (1)	4,923	4,268	9,576	8,390
Eliminations of the Company’s share of profit on sales to TVGN (3)	—	—	—	(375)
Realization of the Company’s share of profits on sales to TVGN (4)	12	146	54	609
Gain on sale of the Company's 50% share of TVGuide.com (5)	—	—	3,960	—
Total equity interest income (loss) recorded	$(807)	$(3,147)	$2,057	$(8,160)
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

(5)
On May 31, 2013, as discussed above, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, the Company recorded a gain in the six months ended September 30, 2013 of $4.0 million as reflected in the table above, and presented the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, net within the discontinued operations line item.

4. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$38,287	$33,060
Loans receivable	21,398	22,916
Prepaid expenses and other	15,937	9,916
Finite-lived intangible assets	4,863	6,727
	$80,485	$72,619
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 5).
Loans Receivable. The following table sets forth the Company’s loans receivable at September 30, 2013 and March 31, 2013:

	Interest Rate	September 30, 2013	March 31, 2013
		(Amounts in thousands)
Third-party producer	3.0%	$1,691	$4,658
Break Media	5.25% - 20.0%	19,707	18,258
		$21,398	$22,916

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of September 30, 2013 and March 31, 2013:

			September 30, 2013			March 31, 2013
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	4	4	$8,200	$5,237	$2,963	$8,200	$4,073	$4,127
Sales agency relationships	4	4	6,200	4,300	1,900	6,200	3,600	2,600
			$14,400	$9,537	$4,863	$14,400	$7,673	$6,727

The aggregate amount of amortization expense associated with the Company's intangible assets for the three and six months ended September 30, 2013 was approximately $0.9 million and $1.9 million, respectively (2012 - $1.3 million and $2.7 million,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively). The estimated remaining aggregate amortization expense for each of the years ending March 31, 2014 through 2018 is approximately $1.9 million, $1.8 million, $0.8 million, $0.4 million, and nil, respectively.

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Senior revolving credit facility	$285,474	$338,474
Senior secured second-priority notes
5.25% Senior Notes	225,000	—
10.25% Senior Notes	—	432,277
July 2013 Term Loan	222,574	—
Convertible senior subordinated notes	148,498	87,167
	$881,546	$857,918
The following table sets forth future annual contractual principal payment commitments of corporate debt as of September 30, 2013:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2014	2015	2016	2017	2018	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	September 2017	$—	$—	$—	$—	$285,474	$—	$285,474
5.25% Senior Notes	August 2018	—	—	—	—	—	225,000	225,000
July 2013 Term Loan	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	115	—	—	—	—	115
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	64,501	—	—	—	—	64,501
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	41,850	—	—	41,850
April 2013 1.25% Notes (conversion price of $30.00 per share)	April 2018	—	—	—	—	—	60,000	60,000
		$—	$64,616	$—	$41,850	$285,474	$510,000	901,940
Less aggregate unamortized (discount) premium, net								(20,394)
								$881,546

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

Senior Revolving Credit Facility
Outstanding Amount. At September 30, 2013, the Company had borrowings of $285.5 million outstanding (March 31, 2013 — $338.5 million).
Availability of Funds. At September 30, 2013, there was $514.5 million available (March 31, 2013 — $303.0 million). On September 27, 2012, the Company amended and restated its senior revolving credit facility to provide for borrowings and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters of credit up to an aggregate of $800 million (previously $340 million). Prior to July 19, 2013, due to restrictions in the indenture governing the Company's 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"), as amended on October 15, 2012, the maximum borrowing allowed under the senior revolving credit facility was $650 million, unless certain financial ratios were met. With the redemption of the 10.25% Senior Notes (discussed below), the Company is able to access the full amount of $800 million on its senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at September 30, 2013 (March 31, 2013 — $8.5 million).
Maturity Date. The senior revolving credit facility expires September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of September 30, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.68% and 2.70% on borrowings outstanding as of September 30, 2013 and March 31, 2013, respectively).
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
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2013, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

Senior Secured Second-Priority Notes
Outstanding Amount. The following table sets forth the senior secured second-priority notes outstanding at September 30, 2013 and March 31, 2013:

	September 30, 2013			March 31, 2013
	Principal	Unamortized Aggregate Premium/ (Discount), Net	Net Carrying Amount	Principal	Unamortized Aggregate Premium/ (Discount), Net	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes
5.25% Senior Notes	$225,000	$—	$225,000	$—	$—	$—
10.25% Senior Notes (1)	—	—	—	436,000	(3,723)	432,277
	$225,000	$—	$225,000	$436,000	$(3,723)	$432,277
_________________

(1)	On July 19, 2013, the Company called the 10.25% Senior Notes for redemption, as discussed below.

10.25% Senior Notes
Transactions. In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), the Company's wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. The Company recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. On July 19, 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes") and the term loan issued in July 2013 (the "July 2013 Term Loan," and collectively the "New Issuances") as discussed below, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of the 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed below) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

5.25% Senior Notes

Transactions. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of the 5.25% Senior Notes in a private placement. Transaction costs of $0.7 million relating to the issuance of the 5.25% Senior Notes were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest method over the term of the 5.25% Senior Notes. The remaining $0.4 million of transaction costs were deemed to be related to a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption and thus expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Interest. Interest on the 5.25% Senior Notes is payable semiannually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014.

Maturity. The 5.25% Senior Notes mature on August 1, 2018.

Guarantees. The Notes are guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Security Interest and Ranking. The 5.25% Senior Notes and the guarantees are secured by second-priority liens on substantially all of the Company’s and the guarantors’ tangible and intangible personal property, subject to certain exceptions and permitted liens. The 5.25% Senior Notes rank equally in right of payment with all of the Company’s existing and future debt that is not subordinated in right of payment to the 5.25% Senior Notes, including the Company’s existing convertible senior subordinated notes. The 5.25% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the subsidiaries that do not guarantee the 5.25% Senior Notes.

Optional Redemption. The Company may redeem the 5.25% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the 5.25% Senior Notes, plus the Applicable Premium, as defined in the indenture governing the 5.25% Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

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

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2013, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 2013 Term Loan

Transactions. On July 19, 2013, in connection with the issuance of the 5.25% Senior Notes discussed above, the Company entered into a Second Lien Credit and Guarantee Agreement (the "July 2013 Term Loan"), pursuant to which the Company borrowed an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million. Transaction costs of $3.5 million relating to the issuance of the July 2013 Term Loan were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest method over the term of the July 2013 Term Loan. The remaining $2.2 million of transaction costs were deemed to be related to a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption and thus expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Outstanding Amount. The outstanding amount of the July 2013 Term Loan is set forth in the table below:

September 30, 2013
(Amounts in thousands)
Principal amount	$225,000
Unamortized discount	(2,426)
Net carrying amount	$222,574

Interest. The July 2013 Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of September 30, 2013 was approximately 5.00%.

Maturity. The July 2013 Term Loan matures on July 19, 2020.

Guarantees. Substantially similar to the 5.25% Senior Notes described above.

Security Interest and Ranking. Substantially similar to the 5.25% Senior Notes described above.

Optional Prepayment. The Company may voluntarily prepay the July 2013 Term Loan at any time, provided that if prepaid prior to July 19, 2014, the Company shall pay to the lenders an amount equal to all unpaid interest payable on the principal amount prepaid through July 19, 2014.  In addition, the Company shall pay to the lenders a prepayment premium on the principal amount prepaid of (i) 2.0%, if such prepayment occurs on or before July 19, 2015 and (ii) 1.0%, if such prepayment occurs after July 19, 2015 and on or before July 19, 2016.  No prepayment premium shall be payable if the prepayment occurs on or after July 19, 2016.

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to prepay some or all of the July 2013 Term Loan at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to prepay the July 2013 Term Loan at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of prepayment.

Covenants. Substantially similar to the 5.25% Senior Notes described above. As of September 30, 2013, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summit Term Loan
In connection with the acquisition of Summit Entertainment, LLC ("Summit") on January 13, 2012, the Company entered into a new $500.0 million principal amount term loan agreement (the "Summit Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Summit Term Loan was to mature on September 7, 2016, and was secured by collateral consisting of the assets of Summit. The Summit Term Loan carried interest at a reference to a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Summit Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, the Company made accelerated payments on the Summit Term Loan and paid off all amounts outstanding under the Summit Term Loan, as well as accrued but unpaid interest. As a result of the accelerated pay-off, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $22.7 million in the year ended March 31, 2013.

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at September 30, 2013 and March 31, 2013:

	September 30, 2013			March 31, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share) (1)	$115	$—	$115	$348	$—	$348
April 2009 3.625% Notes (conversion price of $8.25 per share) (1)	64,501	(11,292)	53,209	64,505	(14,598)	49,907
January 2012 4.00% Notes (conversion price of $10.50 per share) (1)	41,850	(6,676)	35,174	45,000	(8,088)	36,912
April 2013 1.25% Notes (conversion price of $30.00 per share) (2)	60,000	—	60,000	—	—	—
	$166,466	$(17,968)	$148,498	$109,853	$(22,686)	$87,167
________________

(1)
2.9375% Convertible Senior Subordinated Notes issued in October 2004 (the "October 2004 2.9375% Notes"), 3.625% Convertible Senior Subordinated Notes issued in April 2009 (the "April 2009 3.625% Notes"), and 4.00% Convertible Senior Subordinated Notes issued in January 2012 (the "January 2012 4.00% Notes") provide, at the Company's option, that the conversion of the notes may be settled in cash rather than in the Company's common shares, or a combination of cash and the Company's common shares, as described in the terms below. Accounting rules require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method.

(2)
1.25% Convertible Senior Subordinated Notes issued in April 2013 (the "April 2013 1.25% Notes") are convertible only into the Company's common shares, and do not carry an option to be settled in cash upon conversion, as described in the terms below. Accordingly, the April 2013 1.25% Notes have been recorded at their principal amount and are not reduced by a debt discount for the equity component.

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2013 and 2012 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$—	$—	$5	$5
	—	—	5	5
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	—	80	—	328
Amortization of discount on liability component and debt issuance costs	—	—	—	6
	—	80	—	334
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	579	604	1,164	1,207
Amortization of discount on liability component and debt issuance costs	1,691	1,470	3,327	2,868
	2,270	2,074	4,491	4,075
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	427	450	877	900
Amortization of discount on liability component and debt issuance costs	450	429	910	849
	877	879	1,787	1,749
April 2013 1.25% Convertible Senior Subordinated Notes:
Interest expense
Contractual interest coupon	188	—	344	—
	188	—	344	—
Total
Contractual interest coupon	1,194	1,134	2,390	2,440
Amortization of discount on liability component and debt issuance costs	2,141	1,899	4,237	3,723
	$3,335	$3,033	$6,627	$6,163

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes Transactions
July 2013 Conversion of a Portion of January 2012 4.00% Notes. On July 24, 2013, $3.2 million of the principal amount of the January 2012 4.00% Notes were converted into the Company's common shares at a conversion rate of 95.23809 common shares per $1,000 in principal amount, or a conversion price of approximately $10.50 per share for an aggregate of 299,999 the Company's common shares. The Company recorded a loss on extinguishment in the quarter ended September 30, 2013 of $0.3 million. The loss represented the excess of the fair value of the liability component of the January 2012 4.00% Notes converted over their carrying values, plus the deferred financing costs written off.
Convertible Senior Subordinated Notes Terms
October 2004 2.9375% Notes. In October 2004, LGEI sold $150.0 million of the October 2004 2.9375% Notes, of which $50.1 million was allocated to the equity component.
Outstanding Amount: As of September 30, 2013, $0.1 million of aggregate principal amount (carrying value —$0.1 million) of the October 2004 2.9375% Notes remains outstanding.
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
Outstanding Amount: As of September 30, 2013, $64.5 million of aggregate principal amount (carrying value — $53.2 million) of the April 2009 3.625% Notes remains outstanding.
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
Conversion Features: The April 2009 3.625% Notes may be converted into the Company's common shares at any time before maturity, redemption or repurchase. The initial conversion rate of the April 2009 3.625% Notes is 121.2121 common shares per $1,000 principal amount of the April 2009 3.625% Notes, subject to adjustment in certain circumstances,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which represents a conversion price of approximately $8.25 per share. Upon conversion of the April 2009 3.625% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
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
Outstanding Amount: As of September 30, 2013, $41.9 million of aggregate principal amount (carrying value — $35.2 million) of the January 2012 4.00% Notes remains outstanding.
Interest: Interest on the January 2012 4.00% Notes is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year, commencing on July 15, 2012.
Maturity Date: The January 2012 4.00% Notes will mature on January 11, 2017.
Conversion Features: The January 2012 4.00% Notes are convertible into the Company's common shares at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the governing indenture. Upon conversion of the January 2012 4.00% Notes, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes.
Outstanding Amount: As of September 30, 2013, $60.0 million of aggregate principal amount (carrying value - $60.0 million) of the April 2013 1.25% Notes remains outstanding.
Interest: Interest on the April 2013 1.25% Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013.
Maturity Date: The April 2013 1.25% Notes will mature on April 15, 2018.
Conversion Features: The April 2013 1.25% Notes are convertible into only the Company's common shares at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances as specified in its Indenture.

6. Participations and Residuals
The Company expects approximately 61% of accrued participations and residuals will be paid during the one-year period ending September 30, 2014.

7. Film Obligations and Production Loans

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Film obligations	$66,491	$99,678
Production loans
Individual production loans	377,670	404,341
Pennsylvania Regional Center production loans	—	65,000
Total film obligations and production loans	$444,161	$569,019

The following table sets forth future annual repayment of film obligations and production loans as of September 30, 2013:

	Six Months Ended
	March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Film obligations	$17,778	$22,020	$16,680	$6,000	$6,000	$1,000	$69,478
Individual production loans	219,728	137,010	20,932	—	—	—	377,670
	$237,506	$159,030	$37,612	$6,000	$6,000	$1,000	447,148
Less imputed interest on film obligations							(2,987)
							$444,161
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $362.7 million at September 30, 2013 incur interest at rates ranging from 2.76% to 3.64%, and approximately $15.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
In April 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provided for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. Amounts borrowed under the agreement carried an interest rate of 1.5%, which was payable semi-annually. The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Accordingly, at September 30, 2013, the Company had no borrowings outstanding (March 31, 2013 — $65.0 million).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provided for borrowings for the acquisition or production of motion pictures. The Film Credit Facility expired on April 6, 2013, and accordingly, at September 30, 2013, the Company had no borrowings outstanding (March 31, 2013 — nil).

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan (outstanding at March 31, 2013 only), senior secured second-priority notes, and July 2013 Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2013 and March 31, 2013:

	September 30, 2013		March 31, 2013
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$87,465	$152,372	$91,408	$140,312

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$115	$105	$348	$276
April 2009 3.625% Notes	53,209	63,719	49,907	66,939
January 2012 4.00% Notes	35,174	40,214	36,912	48,878
April 2013 1.25% Notes	60,000	48,101	—	—
Individual production loans	377,670	377,456	404,341	403,883
Pennsylvania Regional Center production loans	—	—	65,000	65,000
Senior secured second-priority notes	225,000	222,188	432,277	477,965
July 2013 Term Loan	222,574	227,813	—	—
	$973,742	$979,596	$988,785	$1,062,941

9. Direct Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Amortization of films and television programs	$157,136	$227,567	$376,500	$394,664
Participations and residual expense	105,300	94,560	191,126	173,163
Other expenses:
Provision for doubtful accounts	1,501	305	1,413	(382)
Foreign exchange losses (gains)	(2,139)	798	(796)	1,603
	$261,798	$323,230	$568,243	$569,048

10. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three and six months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$505	$75,529	$14,122	$31,329
Denominator:
Weighted average common shares outstanding	137,147	134,390	136,671	133,815
Basic Net Income Per Common Share	$0.00	$0.56	$0.10	$0.23

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled SARs, and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three and six months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$505	$75,529	$14,122	$31,329
Add:
Interest on convertible notes, net of tax	—	2,828	—	—
Numerator for Diluted Net Income Per Common Share	$505	$78,357	$14,122	$31,329

Denominator:
Weighted average common shares outstanding	137,147	134,390	136,671	133,815
Effect of dilutive securities:
Conversion of notes	—	12,613	—	30
Share purchase options	2,854	935	2,530	402
Restricted share units	680	758	669	363
Adjusted weighted average common shares outstanding	140,681	148,696	139,870	134,610
Diluted Net Income Per Common Share	$0.00	$0.53	$0.10	$0.23

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended September 30, 2013 and 2012, the Company's outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	13,891	—	13,856	13,287
Share purchase options	2,206	634	1,990	514
Restricted share units	12	28	20	87
Contingently issuable shares	444	566	443	563
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income Per Common Share	16,553	1,228	16,309	14,451

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at September 30, 2013 and March 31, 2013. The table below outlines common shares reserved for future issuance:

	September 30, 2013	March 31, 2013
	(Amounts in thousands)
Stock options outstanding, average exercise price $18.25 (March 31, 2013 - $13.72)	8,552	6,421
Restricted share units — unvested	2,069	2,077
Share purchase options and restricted share units available for future issuance	4,479	12,341
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	10	30
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,819	7,819
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	3,986	4,286
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $30.00 per share	2,000	—
Shares reserved for future issuance	28,915	32,974

In September 2012, the Company adopted the 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the issuance of up to an additional 18.3 million common shares of the Company, stock options, share appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2013, and 2012:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Compensation Expense:
Stock Options	$5,971	$356	$9,738	$655
Restricted Share Units and Other Share-based Compensation	8,032	4,404	15,435	11,628
Stock Appreciation Rights	8,385	2,139	14,962	4,365
Total share-based compensation expense	$22,388	$6,899	$40,135	$16,648

Tax impact (1)	(8,284)	—	(14,850)	—
Reduction in net income	$14,104	$6,899	$25,285	$16,648
____________________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.
During the six months ended September 30, 2013, the Company granted 2,595,213 and 891,270 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $12.57 and $27.07, respectively.
During the three months ended September 30, 2013, 150,000 cash-settled stock appreciation rights ("SARs") were exercised resulting in a cash payment of $4.0 million. Additionally, 733,334 cash-settled SARs were converted to stock options, carrying the same exercise price and other terms as the cash-settled SARs, resulting in a reduction of the related liability and increase to equity of $17.2 million.
During the six months ended September 30, 2013 and 2012, 1,125,491 and 10,000 options, respectively, were exercised. The total intrinsic value of options exercised as of each exercise date during the six months ended September 30, 2013 and 2012 was $27.1 million and $0.1 million, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2013 are $58.2 million and $29.1 million, respectively, and are expected to be recognized over a weighted average period of 2.7 and 1.8 years, respectively.
12. Income Taxes
The income tax benefit in the three and six months ended September 30, 2013 includes a discrete benefit of $12.0 million from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction. Due to certain financing transactions in the quarter ended September 30, 2013, these net deferred tax assets were determined to be more likely than not to be realized in the future. Excluding the discrete benefit, the tax benefit would be 37.1% of loss before income taxes for the three months ended September 30, 2013, and 36.5% of income before income taxes for the six months ended September 30, 2013. This compares to the effective tax rate for the three and six months ended September 30, 2012 of 38.9% and 39.6%, respectively, as adjusted to exclude the changes in the valuation allowance and other discrete items.
The income tax provision for the three and six months ended September 30, 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes) and then applying the effective tax rate to income (loss) before income taxes for the quarter, along with any items that relate discretely to the quarter. The tax provision in the three and six months ended September 30, 2012 was significantly impacted by changes in the Company's valuation allowance on its net deferred tax asset, and the provision primarily represented deferred U.S. income taxes and foreign withholding taxes. The Company reversed a substantial portion of its valuation allowance in fiscal 2013.
13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2013: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Segment revenues
Motion Pictures	$434,397	$607,972	$873,042	$1,014,506
Television Production	64,332	98,996	195,415	164,282
	$498,729	$706,968	$1,068,457	$1,178,788
Direct operating expenses
Motion Pictures	$209,893	$243,325	$413,173	$437,007
Television Production	51,905	79,905	155,070	132,041
	$261,798	$323,230	$568,243	$569,048
Distribution and marketing
Motion Pictures	$139,698	$229,134	$304,799	$402,035
Television Production	5,804	7,308	12,163	13,116
	$145,502	$236,442	$316,962	$415,151
Gross segment contribution before general and administration expenses
Motion Pictures	$84,806	$135,513	$155,070	$175,464
Television Production	6,623	11,783	28,182	19,125
	$91,429	$147,296	$183,252	$194,589
General and administration
Motion Pictures	$15,993	$15,105	$32,425	$31,950
Television Production	3,543	2,922	6,551	5,635
	$19,536	$18,027	$38,976	$37,585
Segment profit
Motion Pictures	$68,813	$120,408	$122,645	$143,514
Television Production	3,080	8,861	21,631	13,490
	$71,893	$129,269	$144,276	$157,004
Acquisition of investment in films and television programs
Motion Pictures	$97,371	$183,483	$219,610	$264,534
Television Production	79,992	78,632	118,686	158,586
	$177,363	$262,115	$338,296	$423,120

Gross segment contribution before general and administration expenses is defined as segment revenue less segment direct operating and distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Company’s total segment profit	$71,893	$129,269	$144,276	$157,004
Less:
Shared services and corporate expenses (1)	(44,237)	(26,003)	(81,567)	(58,789)
Depreciation and amortization	(1,611)	(2,115)	(3,236)	(4,220)
Interest expense	(16,172)	(23,285)	(36,986)	(50,775)
Interest and other income	1,483	1,029	2,979	1,979
Loss on extinguishment of debt	(36,187)	(1,000)	(36,653)	(9,159)
Equity interests income	6,502	1,755	14,479	1,610
Income (loss) before income taxes	$(18,329)	$79,650	$3,292	$37,650
________________________

(1)	The following table presents certain charges included in shared services and corporate expenses:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Share-based compensation expense	$22,388	$6,899	$40,135	$16,648
Severance and transaction costs related to the acquisition of Summit	—	300	—	2,027
Other shared services and corporate expenses	21,849	18,804	41,432	40,114
	$44,237	$26,003	$81,567	$58,789
The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2013 and March 31, 2013:

	September 30, 2013			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$460,949	$235,635	$696,584	$551,400	$235,750	$787,150
Investment in films and television programs, net	958,562	249,677	1,208,239	1,002,800	241,275	1,244,075
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,713,878	$514,273	$2,228,151	$1,848,567	$505,986	$2,354,553
Other unallocated assets (primarily cash, other assets, and equity method investments)			423,724			406,316
Total assets			$2,651,875			$2,760,869

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of property and equipment amounted to $2.0 million and $3.4 million for the three and six months ended September 30, 2013, respectively, and $0.6 million and $1.0 million for the three and six months ended September 30, 2012, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

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

The following tables present condensed consolidating financial information as of September 30, 2013 and March 31, 2013, and for the six months ended September 30, 2013 and 2012 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	September 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,775	$35,331	$30,106	$—	$67,212
Restricted cash	—	8,122	—	—	8,122
Accounts receivable, net	696	3,524	692,364	—	696,584
Investment in films and television programs, net	243	6,394	1,200,153	1,449	1,208,239
Property and equipment, net	—	10,146	440	—	10,586
Equity method investments	—	5,226	159,436	—	164,662
Goodwill	10,173	—	313,155	—	323,328
Other assets	4,269	74,070	8,717	(6,571)	80,485
Deferred tax assets	12,929	66,176	13,552	—	92,657
Subsidiary investments and advances	897,813	869,948	63,017	(1,830,778)	—
	$927,898	$1,078,937	$2,480,940	$(1,835,900)	$2,651,875
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$285,474	$—	$—	$285,474
Senior secured second-priority notes	222,574	—	—	—	222,574
July 2013 Term Loan	225,000	—		—	225,000
Accounts payable and accrued liabilities	6,261	39,381	172,170	(132)	217,680
Participations and residuals	—	3,408	409,931	29	413,368
Film obligations and production loans	—	—	444,161	—	444,161
Convertible senior subordinated notes	—	148,498	—	—	148,498
Deferred revenue	—	13,080	255,987	—	269,067
Intercompany payable	48,010	904,322	251,600	(1,203,932)	—
Shareholders’ equity (deficiency)	426,053	(315,226)	947,091	(631,865)	426,053
	$927,898	$1,078,937	$2,480,940	$(1,835,900)	$2,651,875

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$6,748	$15,078	$1,055,142	$(8,511)	$1,068,457
EXPENSES:
Direct operating	(255)	(1,524)	570,022	—	568,243
Distribution and marketing	—	1,936	315,026	—	316,962
General and administration	805	79,986	40,057	(305)	120,543
Depreciation and amortization	—	1,072	2,164	—	3,236
Total expenses	550	81,470	927,269	(305)	1,008,984
OPERATING INCOME (LOSS)	6,198	(66,392)	127,873	(8,206)	59,473
Other expenses (income):
Interest expense	5,340	37,191	2,454	(7,999)	36,986
Interest and other income	(7,614)	(2,161)	(1,203)	7,999	(2,979)
Loss on extinguishment of debt	2,600	34,053	—	—	36,653
Total other expenses (income)	326	69,083	1,251	—	70,660
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	5,872	(135,475)	126,622	(8,206)	(11,187)
Equity interests income (loss)	(4,672)	128,059	18,008	(126,916)	14,479
INCOME (LOSS) BEFORE INCOME TAXES	1,200	(7,416)	144,630	(135,122)	3,292
Income tax provision (benefit)	(12,922)	(2,744)	53,049	(48,213)	(10,830)
NET INCOME (LOSS)	14,122	(4,672)	91,581	(86,909)	14,122
Foreign currency translation adjustments	2,931	18,247	11,974	(29,565)	3,587
Net unrealized loss on foreign exchange contracts	—	—	(656)	—	(656)
COMPREHENSIVE INCOME (LOSS)	$17,053	$13,575	$102,899	$(116,474)	$17,053

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(439,477)	$466,030	$84,018	$—	$110,571
INVESTING ACTIVITIES:
Proceeds from the sale of a portion of equity method investee	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(3,000)	—	(3,750)
Dividends from equity method investee in excess of earnings			4,169		4,169
Repayment of loans receivable	—	—	3,000	—	3,000
Purchases of property and equipment	—	(3,199)	(196)	—	(3,395)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(3,949)	12,973	—	9,024
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	428,100	—	—	428,100
Senior revolving credit facility - repayments	—	(481,100)	—	—	(481,100)
Senior secured second-priority notes - borrowings, net of deferred financing costs	224,593				224,593
Senior secured second-priority notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
July 2013 Term Loan - borrowings, net of deferred financing costs	218,213				218,213
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	169,427	—	169,427
Production loans - repayments	—	—	(196,098)	—	(196,098)
Pennsylvania Regional Center credit facility - repayments			(65,000)		(65,000)
Exercise of stock options	9,120	—	—	—	9,120
Tax withholding required on equity awards	(11,257)	—	—	—	(11,257)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	440,669	(463,584)	(91,671)	—	(114,586)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,192	(1,503)	5,320	—	5,009
FOREIGN EXCHANGE EFFECTS ON CASH	(9)	—	(151)	—	(160)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,775	$35,331	$30,106	$—	$67,212

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,433	$(136,699)	$274,401	$—	$142,135
INVESTING ACTIVITIES:
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(932)	(44)	—	(976)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(932)	4,230	—	3,298
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings, net of deferred financing costs	—	666,226	—	—	666,226
Senior revolving credit facility - repayments	—	(512,450)	—	—	(512,450)
Summit Term Loan - repayments	—	—	(185,504)	—	(185,504)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Production loans - borrowings	—	—	112,845	—	112,845
Production loans - repayments	—	—	(221,985)	—	(221,985)
Change in restricted cash collateral associated with financing activities	—	—	—	—	—
Exercise of stock options	52	—	—	—	52
Tax withholding required on equity awards	(4,005)	—	—	—	(4,005)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,953)	146,137	(298,354)	—	(156,170)
NET CHANGE IN CASH AND CASH EQUIVALENTS	480	8,506	(19,723)	—	(10,737)
FOREIGN EXCHANGE EFFECTS ON CASH	(5)	—	843	—	838
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,036	$8,983	$44,380	$—	$54,399

16. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities is presented below:

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012
	(Amounts in thousands)
Non-cash financing activities:
Principal amount of February 2005 3.625% Notes converted into 1,107,950 common shares	$—	$15,825
Principal amount of April 2009 3.625% Notes converted into 122,060 common shares	—	2,072
Principal amount of January 2012 4.00% Notes converted into 299,999 common shares	3,150	—
	$3,150	$17,897

There were no non-cash investing activities for the six months ended September 30, 2013 and 2012.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2013 and 2012.
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
Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the SAG - AFTRA, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
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
Recent Developments
5.25% Senior Secured Second-Priority Notes Issuance. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of Senior Secured Second-Priority Notes (the "5.25% Senior Notes") in a private placement. The 5.25% Senior Notes were issued at 100% of the principal amount, resulting in gross proceeds of $225.0 million. Interest on the 5.25% Senior Notes is payable semiannually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014. The 5.25% Senior Notes mature on August 1, 2018. See Note 5 to our consolidated financial statements for further detail and additional key terms.

July 2013 Term Loan. Also on July 19, 2013, we entered into a Second Lien Credit and Guarantee Agreement (the "July 2013 Term Loan"), pursuant to which we borrowed term loans in an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million. The July 2013 Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The July 2013 Term Loan matures on July 19, 2020. See Note 5 to our consolidated financial statements for further detail and additional key terms.

Redemption of 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. On July 19, 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 Term Loan (collectively the "New Issuances"), whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of the 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.9 million and $3.3 million on our total revenue in the three and six months ended September 30, 2013, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. Because of our historical operating losses, in previous years, we had historically provided a full valuation allowance against our net deferred tax assets. However, due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and due to our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the quarter ended September 30, 2013, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in the Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed as of September 30, 2013. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the various jurisdictions in which we operate. Our tax provision and effective tax rate could fluctuate significantly based on changes in the level of expected annual income, in total and by tax jurisdiction, and the tax planning opportunities available to us in the various jurisdictions in which we operate.
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
Business Acquisitions. We account for business acquisitions as purchases, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final appraisals are completed over a one-year measurement period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition. We believe that our assumptions and estimates have been materially accurate in the past.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for our fiscal year beginning April 1, 2013. During the three and six months ended September 30, 2013, we did not have any significant amounts reclassified out of accumulated other comprehensive income.

In July 2013, the FASB issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for our fiscal year beginning April 1, 2014, with early adoption permitted. We plan to adopt the new guidance effective April 1, 2014 and do not expect that the new guidance will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth the components of consolidated revenue by segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$434.4	$608.0	$(173.6)	(28.6)%
Television Production	64.3	99.0	(34.7)	(35.1)%
	$498.7	$707.0	$(208.3)	(29.5)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$204.4	$261.9	$(57.5)	(22.0)%
Television Production	5.5	15.9	(10.4)	(65.4)%
	$209.9	$277.8	$(67.9)	(24.4)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three months ended September 30, 2013 and 2012.

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$76.1	$116.2	$(40.1)	(34.5)%
Home Entertainment	204.4	261.9	(57.5)	(22.0)%
Television	34.6	35.5	(0.9)	(2.5)%
International	88.7	108.0	(19.3)	(17.9)%
Lionsgate UK	27.1	48.4	(21.3)	(44.0)%
Other	3.5	38.0	(34.5)	(90.8)%
	$434.4	$608.0	$(173.6)	(28.6)%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
You're Next	August 2013	The Expendables 2	August 2012
Red 2	July 2013	The Possession	August 2012
Now You See Me	May 2013	Step Up Revolution	July 2012
		Madea's Witness Protection	June 2012
Managed Brands and Other:		Fiscal 2012 Theatrical Slate:
Instructions Not Included	August 2013	The Hunger Games	March 2012
Kevin Hart: Let Me Explain	July 2013
Theatrical revenue of $76.1 million decreased $40.1 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in theatrical revenue is due primarily to the performance of the titles listed in the table above, which included in the three months ended September 30, 2012, continued theatrical revenue from The Hunger Games from our Fiscal 2012 Theatrical Slate. The decrease in theatrical revenue was offset in part by the theatrical revenue generated by our Managed Brands and Other titles released in the three months ended September 30, 2013.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Peeples	September 2013	Cabin In The Woods	September 2012
Now You See Me	September 2013	Safe	September 2012
The Big Wedding	August 2013	What to Expect When You're Expecting	September 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	July 2013	The Hunger Games	August 2012
Snitch	June 2013
Warm Bodies	June 2013
Managed Brands and Other:		Managed Brands and Other:
Redemption	September 2013	Friends With Kids	July 2012
Duck Dynasty: Season 3	August 2013
Mud	August 2013
Spring Breakers	July 2013

The following table sets forth the components of home entertainment revenue by product category for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$37.3	$1.7	$39.0	$—	$—	$—
Fiscal 2013 Theatrical Slate	21.6	31.9	53.5	34.3	0.9	35.2
Fiscal 2012 Theatrical Slate	3.7	0.6	4.3	130.4	20.9	151.3
Fiscal 2011 Theatrical Slate	1.6	0.6	2.2	1.8	0.4	2.2
Fiscal 2010 & Prior Theatrical Slates	2.1	1.1	3.2	5.3	1.4	6.7
Total Theatrical Slates	66.3	35.9	102.2	171.8	23.6	195.4
Summit Titles Released Theatrically Pre-Acquisition	7.2	2.1	9.3	7.4	7.1	14.5
Managed Brands and Other (2)	69.9	23.0	92.9	33.9	18.1	52.0
	$143.4	$61.0	$204.4	$213.1	$48.8	$261.9
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands and Other consists of direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $204.4 million decreased $57.5 million, or 22.0%, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in home entertainment revenue is primarily due to the significant contribution of The Hunger Games from our Fiscal 2012 Theatrical Slate in the three months ended September 30, 2012, as compared to the three months ended September 30, 2013, offset in part by an increase in the home entertainment revenues generated by our Managed Brands and Other product category.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Step Up Revolution	One For The Money
Texas Chainsaw 3D	Fiscal 2009 Theatrical Slate:
Fiscal 2012 Theatrical Slate:	The Family That Preys
The Lincoln Lawyer	Summit Titles Released Theatrically Pre-Acquisition:
Knowing
Push
The Hurt Locker

The following table sets forth the components of television revenue by product category for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$13.7	$—
Fiscal 2012 Theatrical Slate	0.2	6.3
Fiscal 2011 Theatrical Slate	5.0	0.1
Fiscal 2010 & Prior Theatrical Slates	5.9	8.3
Total Theatrical Slates	24.8	14.7
Summit Titles Released Theatrically Pre-Acquisition	4.6	17.6
Managed Brands and Other	5.2	3.2
	$34.6	$35.5

Television revenue included in motion pictures revenue of $34.6 million decreased $0.9 million, or 2.5%, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in television revenue in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Now You See Me	Cabin In The Woods
Red 2	Cold Light of Day
Fiscal 2013 Theatrical Slate:	Step Up Revolution
The Impossible	What To Expect When You're Expecting
The Twilight Saga: Breaking Dawn - Part 2	Fiscal 2012 Theatrical Slate:
Warm Bodies	The Hunger Games
Summit Titles Released Theatrically Pre-Acquisition:	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: New Moon	The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1	The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$54.1	$—
Fiscal 2013 Theatrical Slate	16.1	41.2
Fiscal 2012 Theatrical Slate	1.5	36.3
Fiscal 2011 Theatrical Slate	0.8	0.7
Fiscal 2010 & Prior Theatrical Slates	1.0	1.5
Total Theatrical Slates	73.5	79.7
Summit Titles Released Theatrically Pre-Acquisition	9.9	24.2
Managed Brands and Other	5.3	4.1
	$88.7	$108.0

International revenue included in motion pictures revenue of $88.7 million decreased $19.3 million, or 17.9%, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in international revenue in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, is mainly due to the revenues generated by the titles and product categories listed above, which included revenue from The Hunger Games from our Fiscal 2012 Theatrical Slate in the three months ended September 30, 2012.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Texas Chainsaw 3D	The Expendables 2
The Possession	Fiscal 2012 Theatrical Slate:
Abduction
The Hunger Games
Lionsgate UK and third party product:	Lionsgate UK and third party product:
Great Expectations	Magic Mike
Olympus Has Fallen	Salmon Fishing In The Yemen
Managed Brands and Other:
Silent Hill: Revelation 3D

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$0.4	$—
Fiscal 2013 Theatrical Slate	5.5	5.5
Fiscal 2012 Theatrical Slate	1.8	16.3
Fiscal 2011 Theatrical Slate	0.5	1.7
Fiscal 2010 & Prior Theatrical Slate	0.6	1.1
Total Theatrical Slates	8.8	24.6
Lionsgate UK and third party product	13.6	19.1
Managed Brands and Other	4.7	4.7
	$27.1	$48.4
Lionsgate UK revenue of $27.1 million decreased $21.3 million, or 44.0%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in Lionsgate UK revenue in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is mainly due to the revenue generated by the titles and product categories listed above, which included revenue from The Hunger Games from our Fiscal 2012 Theatrical Slate in the three months ended September 30, 2012.
Television Production Revenue
Television production revenue of $64.3 million decreased $34.7 million, or 35.1%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$41.3	$73.4	$(32.1)	(43.7)%
International	16.3	9.0	7.3	81.1%
Home entertainment revenue from television production	5.5	15.9	(10.4)	(65.4)%
Other	1.2	0.7	0.5	71.4%
	$64.3	$99.0	$(34.7)	(35.1)%

Television production revenue decreased in the three months ended September 30, 2013, mainly due to lower revenue from domestic television and home entertainment revenue from television production, offset in part by an increase in international and other revenue from television production in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, respectively.

Television Production - Domestic Television
The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the three months ended September 30, 2013 and 2012:

Three Months Ended September 30,
2013	2012
Anger Management	Anger Management
Are We There Yet?	Boss - Season 2
Deal With It - Season 1	Family Feud - Season 5
Family Feud - Season 6	House of Payne
House of Payne	The Jeremy Kyle Show - Season 1
The Jeremy Kyle Show - Season 2	Mad Men - Season 5
Meet the Browns	Meet the Browns
Nashville - Season 2	Weeds - Season 8
Orange Is the New Black	The Wendy Williams Show - Season 3
The Wendy Williams Show - Seasons 4 & 5
Domestic television revenue of $41.3 million decreased $32.1 million, or 43.7%, in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease is primarily due to the delivery of ten episodes of Weeds (Season 8) and eight episodes of Boss (Season 2) during the three months ended September 30, 2012, with no comparable deliveries in the current period. Television episodes delivered for original exhibition during the three months ended September 30, 2013 and 2012 included the following significant new series deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		September 30, 2013				September 30, 2012
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	9	4.5	Anger Management	1/2hr	8	4.0
Nashville Season 2	1hr	2	2.0	Weeds - Season 8	1/2hr	10	5.0
				Boss - Season 2	1hr	8	8.0
		11	6.5			26	17.0

Television Production - International Revenue
International revenue in the three months ended September 30, 2013 increased as compared to the three months ended September 30, 2012. International revenue in the three months ended September 30, 2013 primarily included revenue from Anger Management, Mad Men (Season 4), Nashville (Season 1), and Orange Is The New Black. International revenue in the three months ended September 30, 2012 primarily included revenue from the Anger Management television series.

Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue, and to a lesser extent, a slight decrease in packaged media revenue. Digital media revenue was $4.6 million in the three months ended September 30, 2013, as compared to $13.4 million in the three months ended September 30, 2012, while packaged media revenue was $0.9 million in the three months ended September 30, 2013, as compared to $2.5 million in the three months ended September 30, 2012. The decrease in digital media revenue is primarily due to a licensing contract which resulted in digital media revenue for Weeds (Season 7) in the three months ended September 30, 2012, with no comparable revenue in the three months ended September 30, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$124.0	$33.2	$157.2	$167.1	$60.4	$227.5
Participation and residual expense	86.8	18.5	105.3	75.4	19.2	94.6
Other expenses	(0.9)	0.2	(0.7)	0.8	0.3	1.1
	$209.9	$51.9	$261.8	$243.3	$79.9	$323.2
Direct operating expenses as a percentage of segment revenues	48.3%	80.7%	52.5%	40.0%	80.7%	45.7%
Direct operating expenses of the motion pictures segment of $209.9 million for the three months ended September 30, 2013 were 48.3% of motion pictures revenue, compared to $243.3 million, or 40.0% of motion pictures revenue for the three months ended September 30, 2012. The increase in direct operating expenses of the motion pictures segment as a percentage of motion pictures revenue is primarily due to the performance and mix of titles in our theatrical slates, which included significant revenue generated by The Hunger Games in the three months ended September 30, 2012, as compared to the three months ended September 30, 2013. Investment in film write-downs of the motion pictures segment during the three months ended September 30, 2013 totaled approximately $2.2 million, compared to $0.7 million for the three months ended September 30, 2012. In the three months ended September 30, 2013, there was one write-down that individually exceeded $1.0 million, and in the three months ended September 30, 2012, there were no write-downs that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $51.9 million for the three months ended September 30, 2013 were 80.7% of television revenue, compared to $79.9 million, or 80.7%, of television revenue for the three months ended September 30, 2012. The decrease in direct operating expenses is due to a decrease in television production revenue in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. In the three months ended September 30, 2013, $3.4 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $3.1 million in the three months ended September 30, 2012. In the three months ended September 30, 2013, there were two write-downs that individually exceeded $1.0 million, which totaled $2.8 million in the aggregate, and in the three months ended September 30, 2012, there was one write-down that individually exceeded $1.0 million.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$79.5	$—	$79.5	$136.2	$—	$136.2
Home Entertainment	45.4	0.6	46.0	66.8	2.0	68.8
Television	0.3	3.1	3.4	0.5	3.9	4.4
International	2.2	1.6	3.8	2.1	1.2	3.3
Lionsgate UK	10.7	0.4	11.1	20.7	0.2	20.9
Other	1.6	0.1	1.7	2.8	—	2.8
	$139.7	$5.8	$145.5	$229.1	$7.3	$236.4
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended September 30, 2013 of $79.5 million decreased $56.7 million, compared to $136.2 million in the three months ended September 30, 2012, primarily due to a decrease in the P&A incurred on the theatrical releases in the three months ended September 30, 2013. Domestic theatrical P&A from the motion pictures segment in the three months ended September 30, 2013 included P&A incurred on the release of Instructions Not Included, Kevin Hart: Let Me Explain, Red 2, Thanks for Sharing and You're Next. Approximately $19.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent, Ender's Game, Escape Plan, Grace Unplugged, Pulling Strings, and The Hunger Games: Catching Fire. Domestic theatrical P&A from the motion pictures segment in the three months ended September 30, 2012 included P&A incurred on the release of The Expendables 2, Dredd 3D, The Possession, and Step Up Revolution. Approximately $24.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Alex Cross, Sinister, The Impossible and The Twilight Saga: Breaking Dawn - Part 2 in the three months ended September 30, 2012. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013 due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended September 30, 2013 of $46.0 million decreased $22.8 million, or 33.1%, compared to $68.8 million in the three months ended September 30, 2012. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 21.9% in the three months ended September 30, 2013, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.8% in the three months ended September 30, 2012.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended September 30, 2013 of $10.7 million decreased from $20.7 million in the three months ended September 30, 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$16.0	$15.1	$0.9	6.0%
Television Production	3.5	2.9	0.6	20.7%
Shared services and corporate expenses, excluding items below	21.9	18.8	3.1	16.5%
Total general and administrative expenses before share-based compensation expense and acquisition related expenses	41.4	36.8	4.6	12.5%
Share-based compensation expense	22.4	6.9	15.5	224.6%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	—	0.3	(0.3)	100.0%
	22.4	7.2	15.2	211.1%
Total general and administrative expenses	$63.8	$44.0	$19.8	45.0%
Total general and administrative expenses as a percentage of revenue	12.8%	6.2%
General and administrative expenses excluding share-based compensation expense and acquisition related expenses, as a percentage of revenue	8.3%	5.2%
Total General and Administrative Expenses
General and administrative expenses increased by $19.8 million, or 45.0%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $0.9 million, or 6.0%. In the three months ended September 30, 2013, $2.4 million of motion pictures production overhead was capitalized compared to $2.5 million in the three months ended September 30, 2012.
Television Production
General and administrative expenses of the television production segment increased $0.6 million, or 20.7%. In the three months ended September 30, 2013, $1.9 million of television production overhead was capitalized compared to $1.5 million in the three months ended September 30, 2012.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense and severance and transaction costs related to the acquisition of Summit, increased $3.1 million, or 16.5%, mainly due to an increase in legal and professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$6.0	$0.4	$5.6	NM
Restricted share units and other share-based compensation	8.0	4.4	3.6	81.8%
Stock appreciation rights	8.4	2.1	6.3	300.0%
	$22.4	$6.9	$15.5	224.6%
______________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $1.6 million for the three months ended September 30, 2013 decreased $0.5 million from $2.1 million in the three months ended September 30, 2012.
Interest expense of $16.2 million for the three months ended September 30, 2013 decreased $7.1 million, or 30.5%, from $23.3 million in the three months ended September 30, 2012. The following table sets forth the components of interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.7	$2.0
Convertible senior subordinated notes	1.2	1.1
Senior secured second-priority notes	4.4	11.2
Term loans	2.3	3.8
Other	1.3	0.8
	11.9	18.9
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	2.1	1.9
Senior secured second-priority notes	—	0.2
Term loans	0.1	0.2
Amortization of deferred financing costs	2.0	2.1
	4.2	4.4
	$16.1	$23.3
Interest and other income was $1.5 million in the three months ended September 30, 2013, compared to $1.0 million in the three months ended September 30, 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2013 and 2012:

	September 30, 2013	Three Months Ended	Three Months Ended
	Ownership Percentage	September 30, 2013	September 30, 2012
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.2	$—
NextPoint, Inc. (“Break Media”)	42.0%	(2.0)	(0.8)
Roadside Attractions, LLC	43.0%	0.2	0.2
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	8.9	5.5
TVGN (1)	50.0%	(0.8)	(3.1)
		$6.5	$1.8
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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $36.2 million for the three months ended September 30, 2013, primarily resulting from the 10.25% Senior Notes that were called for redemption on July 19, 2013 (see Note 5). This compared to a loss on extinguishment of debt of $1.0 million for the three months ended September 30, 2012, primarily related to the deferred financing costs associated with our senior revolving credit facility, which was amended and restated on September 27, 2012, that were considered to be a redemption of loans associated with lenders not participating in the new credit agreement.

Income Tax Provision (Benefit)
We had an income tax benefit of $18.8 million in the three months ended September 30, 2013, compared to an expense of $4.1 million in the three months ended September 30, 2012. The income tax benefit in the three months ended September 30, 2013 includes a discrete benefit of $12.0 million from the reversal of a valuation allowance against our net deferred tax assets in the Canadian tax jurisdiction. Due to certain financing transactions in the quarter ended September 30, 2013, these net deferred tax assets were determined to be more likely than not to be realized in the future. Excluding the discrete benefit, the tax benefit would be 37.1% of loss before income taxes for the three months ended September 30, 2013. This compares to the effective tax rate for the three months ended September 30, 2012 of 38.9%, as adjusted to exclude the changes in the valuation allowance and other discrete items. The income tax provision for the three months ended September 30, 2013 is calculated by estimating our annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes) and then applying the effective tax rate to income before income taxes for the quarter, along with any items that relate discretely to the quarter. The tax provision in the three months ended September 30, 2012 was significantly impacted by changes in our valuation allowance on our net deferred tax asset, and the provision primarily represented deferred U.S. income taxes and foreign withholding taxes. We reversed a substantial portion of our valuation allowance in fiscal 2013. We expect that with the utilization of our net operating loss carryforwards and other tax attributes, that our cash tax requirements will not increase significantly in fiscal 2014 as compared to fiscal 2013.

Net Income
Net income for the three months ended September 30, 2013 was $0.5 million, or basic net income per common share of $0.00 on 137.1 million weighted average common shares outstanding and diluted net income per common share of $0.00 on 140.7 million weighted average common shares outstanding. This compares to net income for the three months ended September 30, 2012 of $75.5 million, or basic net income per common share of $0.56 on 134.4 million weighted average common shares outstanding and diluted net income per common share of $0.53 on 148.7 million weighted average common shares outstanding.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

The following table sets forth the components of consolidated revenue by segment for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$873.1	$1,014.5	$(141.4)	(13.9)%
Television Production	195.4	164.3	31.1	18.9%
	$1,068.5	$1,178.8	$(110.3)	(9.4)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$366.7	$394.5	$(27.8)	(7.0)%
Television Production	12.7	29.4	(16.7)	(56.8)%
	$379.4	$423.9	$(44.5)	(10.5)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six months ended September 30, 2013 and 2012.

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$165.0	$253.8	$(88.8)	(35.0)%
Home Entertainment	366.7	394.5	(27.8)	(7.0)%
Television	71.4	72.6	(1.2)	(1.7)%
International	167.8	156.6	11.2	7.2%
Lionsgate UK	59.5	80.9	(21.4)	(26.5)%
Other	42.7	56.1	(13.4)	(23.9)%
	$873.1	$1,014.5	$(141.4)	(13.9)%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Red 2	July 2013	The Possession	August 2012
Now You See Me	May 2013	The Expendables 2	August 2012
The Big Wedding	April 2013	Step Up Revolution	July 2012
		Madea's Witness Protection	June 2012
		What to Expect When You're Expecting	May 2012
		Cabin In The Woods	April 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	March 2013	The Hunger Games	March 2012
Managed Brands and Other:
Instructions Not Included	August 2013
Kevin Hart: Let Me Explain	July 2013
Mud (released through Roadside Attractions)	May 2013
Theatrical revenue of $165.0 million decreased $88.8 million, or 35.0%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease in theatrical revenue in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, is primarily due to the successful box office performance of The Hunger Games (released on March 25, 2012) from our Fiscal 2012 Theatrical Slate in the six months ended September 30, 2012. The decrease in theatrical revenue was offset in part by the theatrical revenue generated by our Managed Brands and Other titles released in the six months ended September 30, 2013.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Now You See Me	September 2013	Cabin In The Woods	September 2012
The Big Wedding	August 2013	What To Expect When You're Expecting	September 2012
		Safe	September 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	July 2013	The Hunger Games	August 2012
Snitch	June 2013	Good Deeds	June 2012
Warm Bodies	June 2013	Man On A Ledge	May 2012
The Last Stand	May 2013	Gone	May 2012
Texas Chainsaw 3D	May 2013	One For The Money	May 2012
The Impossible	April 2013	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn Part 2	March 2013	The Darkest Hour	April 2012
		The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands and Other:		Managed Brands and Other:
Mud	August 2013	Haywire	May 2012

The following table sets forth the components of home entertainment revenue by product category for the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$37.4	$1.7	$39.1	$—	$—	$—
Fiscal 2013 Theatrical Slate	79.6	72.9	152.5	34.3	0.9	35.2
Fiscal 2012 Theatrical Slate	5.9	2.7	8.6	164.6	28.6	193.2
Fiscal 2011 Theatrical Slate	3.4	1.1	4.5	2.9	0.7	3.6
Fiscal 2010 & Prior Theatrical Slates	4.9	2.2	7.1	8.2	2.6	10.8
Total Theatrical Slates	131.2	80.6	211.8	210.0	32.8	242.8
Summit Titles Released Theatrically Pre-Acquisition	10.2	4.2	14.4	16.3	29.3	45.6
Managed Brands and Other (2)	104.2	36.2	140.4	77.3	28.8	106.1
	$245.6	$121.0	$366.6	$303.6	$90.9	$394.5
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands and Other consists of direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $366.7 million decreased $27.8 million, or 7.0%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates and titles as listed above, and in particular, the successful performance of The Hunger Games in the six months ended September 30, 2012, and from Summit titles released theatrically pre-acquisition. These decreases were offset in part by an increase in the contribution of revenue by our Managed Brands and Other titles in the six months ended September 30, 2013.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Step Up Revolution	Abduction
Texas Chainsaw 3D	Conan the Barbarian
The Possession	One For The Money
Fiscal 2012 Theatrical Slate:	Summit Titles Released Theatrically Pre-Acquisition:
The Lincoln Lawyer	Knowing
Summit Titles Released Theatrically Pre-Acquisition:	Push
Red	Source Code

The following table sets forth the components of television revenue by product category for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$25.0	$—
Fiscal 2012 Theatrical Slate	0.4	21.2
Fiscal 2011 Theatrical Slate	7.6	0.2
Fiscal 2010 & Prior Theatrical Slates	11.6	17.8
Total Theatrical Slates	44.6	39.2
Summit Titles Released Theatrically Pre-Acquisition	14.4	25.1
Managed Brands and Other	12.4	8.3
	$71.4	$72.6

Television revenue included in motion pictures revenue of $71.4 million decreased $1.2 million, or 1.7%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease in television revenue in the six months ended September 30, 2013 compared to the six months ended September 30, 2012, is due to the revenues generated by the titles and product categories listed above.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Now You See Me	Cold Light of Day
Red 2	Step Up Revolution
What To Expect When You're Expecting
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Impossible	The Hunger Games
The Last Stand	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 2	The Twilight Saga: New Moon
Warm Bodies	The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$67.4	$—
Fiscal 2013 Theatrical Slate	63.6	54.8
Fiscal 2012 Theatrical Slate	2.5	45.4
Fiscal 2011 Theatrical Slate	3.4	2.0
Fiscal 2010 & Prior Theatrical Slates	2.8	2.5
Total Theatrical Slates	139.7	104.7
Summit Titles Released Theatrically Pre-Acquisition	20.6	44.6
Managed Brands and Other	7.5	7.3
	$167.8	$156.6

International revenue included in motion pictures revenue of $167.8 million increased $11.2 million, or 7.2%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The increase in international revenue in the six months ended September 30, 2013 compared to the six months ended September 30, 2012, is mainly due to the revenues generated by the titles and product categories listed above, which included revenue from The Hunger Games from our Fiscal 2012 Theatrical Slate in the six months ended September 30, 2012.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Expendables 2	Cabin In The Woods
What to Expect When You're Expecting	Fiscal 2012 Theatrical Slate:
The Hunger Games
Lionsgate UK and third party product:	Lionsgate UK and third party product:
Magic Mike	Magic Mike
Olympus Has Fallen	Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$0.8	$—
Fiscal 2013 Theatrical Slate	17.8	9.5
Fiscal 2012 Theatrical Slate	3.2	28.4
Fiscal 2011 Theatrical Slate	1.1	2.3
Fiscal 2010 & Prior Theatrical Slates	1.1	1.9
Total Theatrical Slates	24.0	42.1
Lionsgate UK and third party product	27.1	30.6
Managed Brands and Other	8.4	8.2
	$59.5	$80.9
Lionsgate UK revenue of $59.5 million decreased $21.4 million, or 26.5%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease in Lionsgate UK revenue in the six months ended September 30, 2013 compared to the six months ended September 30, 2012 is mainly due to the revenue generated by the titles and product categories listed above, which included revenue from The Hunger Games from our Fiscal 2012 Theatrical Slate in the six months ended September 30, 2012.
Television Production Revenue
Television production revenue of $195.4 million increased $31.1 million, or 18.9%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$142.5	$114.2	$28.3	24.8%
International	38.7	19.8	18.9	95.5%
Home entertainment revenue from television production	12.7	29.4	(16.7)	(56.8)%
Other	1.5	0.9	0.6	66.7%
	$195.4	$164.3	$31.1	18.9%

Television production revenue increased in the six months ended September 30, 2013, mainly due to higher revenue from domestic television and international revenue, offset in part by a decrease in the home entertainment category of television production in the six months ended September 30, 2013 as compared to the six months ended September 30, 2012, respectively.

Television Production - Domestic Television
The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the six months ended September 30, 2013 and 2012:

Six Months Ended September 30,
2013	2012
Anger Management	Anger Management
Are We There Yet?	Boss - Season 2
Family Feud - Season 6	Family Feud - Season 5
House of Payne	House of Payne
Mad Men - Season 6	The Jeremy Kyle Show - Season 1
Meet the Browns	Mad Men - Season 5
Nashville - Seasons 1 & 2	Meet the Browns
Orange Is the New Black	South Park
The Wendy Williams Show - Season 4	Weeds - Seasons 7 & 8
The Wendy Williams Show - Season 3
Domestic television revenue of $142.5 million increased $28.3 million, or 24.8%, in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The increase is primarily due to an increase in the number of television episodes delivered in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. Television episodes delivered for original exhibition during the six months ended September 30, 2013 and 2012 included the following significant new series deliveries as shown in the table below:

		Six Months Ended				Six Months Ended
		September 30, 2013				September 30, 2012
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	20	10.0	Anger Management	1/2hr	10	5.0
Nashville - Season 1	1hr	6	6.0	Weeds - Season 8	1/2hr	13	6.5
Nashville - Season 2	1hr	2	2.0	Boss - Season 2	1hr	10	10.0
Orange Is The New Black	1hr	5	5.0
Mad Men - Season 6	1hr	11	11.0
		44	34.0			33	21.5

Television Production - International Revenue
International revenue in the six months ended September 30, 2013 increased as compared to the six months ended September 30, 2012. International revenue in the six months ended September 30, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Season 1), and Orange Is The New Black. International revenue in the six months ended September 30, 2012 primarily included revenue from Anger Management, Boss (Season 1), and Mad Men (Seasons 4 & 5).
Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue. Digital media revenue was $7.8 million in the six months ended September 30, 2013, as compared to $23.9 million in the six months ended September 30, 2012, while packaged media revenue was $4.9 million in the six months ended September 30, 2013, as compared to $5.5 million in the six months ended September 30, 2012. The decrease in digital media revenue is primarily due to a licensing contract which resulted in digital media revenue for Weeds (Seasons 6 & 7) in the six months ended September 30, 2012, with no comparable revenue in the six months ended September 30, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2013 and 2012:

	Six Months Ended			Six Months Ended
	September 30, 2013			September 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$266.2	$110.3	$376.5	$300.5	$94.2	$394.7
Participation and residual expense	147.1	44.0	191.1	135.7	37.4	173.1
Other expenses	(0.1)	0.7	0.6	0.8	0.4	1.2
	$413.2	$155.0	$568.2	$437.0	$132.0	$569.0
Direct operating expenses as a percentage of segment revenues	47.3%	79.3%	53.2%	43.1%	80.3%	48.3%

Direct operating expenses of the motion pictures segment of $413.2 million for the six months ended September 30, 2013 were 47.3% of motion pictures revenue, compared to $437.0 million, or 43.1% of motion pictures revenue for the six months ended September 30, 2012. The increase in direct operating expenses of the motion pictures segment as a percentage of motion pictures revenue is primarily due to the performance and mix of titles in our theatrical slates, which included significant revenue generated by The Hunger Games in the six months ended September 30, 2012, as compared to the six months ended September 30, 2013. Investment in film write-downs of the motion pictures segment during the six months ended September 30, 2013 totaled approximately $5.5 million, compared to $2.3 million for the six months ended September 30, 2012. In the six months ended September 30, 2013, there were two write-downs that individually exceeded $1.0 million, which totaled $4.3 million in the aggregate, and in the six months ended September 30, 2012, there were no write-downs that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $155.0 million for the six months ended September 30, 2013 were 79.3% of television revenue, compared to $132.0 million, or 80.3%, of television revenue for the six months ended September 30, 2012. The increase in direct operating expenses is due to an increase in television production revenue in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. In the six months ended September 30, 2013, $8.3 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $5.2 million in the six months ended September 30, 2012. In the six months ended September 30, 2013, there were write-downs on three television series that individually exceeded $1.0 million, totaling $6.0 million in the aggregate, and in the six months ended September 30, 2012, there were two write-downs that individually exceeded $1.0 million, totaling $4.3 million in the aggregate.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2013 and 2012:

	Six Months Ended			Six Months Ended
	September 30, 2013			September 30, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$189.7	$0.1	$189.8	$252.5	$0.1	$252.6
Home Entertainment	83.6	1.8	85.4	101.4	2.9	104.3
Television	0.7	6.1	6.8	1.9	7.1	9.0
International	6.5	3.4	9.9	4.4	2.7	7.1
Lionsgate UK	20.6	0.6	21.2	37.0	0.3	37.3
Other	3.7	0.2	3.9	4.9	—	4.9
	$304.8	$12.2	$317.0	$402.1	$13.1	$415.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the six months ended September 30, 2013 of $189.7 million decreased $62.8 million, compared to $252.5 million in the six months ended September 30, 2012, primarily due to a decrease in the P&A incurred on the theatrical releases in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. Domestic theatrical P&A from the motion pictures segment in the six months ended September 30, 2013 included P&A incurred on the release of Kevin Hart: Let Me Explain, Now You See Me, Peeples, Red 2, The Big Wedding and You're Next. Approximately $24.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Ender's Game, Escape Plan, Grace Unplugged, and The Hunger Games: Catching Fire. Domestic theatrical P&A from the motion pictures segment in the six months ended September 30, 2012 included P&A incurred on the release of Cabin In The Woods, Dredd 3D, Madea's Witness Protection, Safe, Step Up Revolution, The Expendables 2, The Possession and What to Expect When You're Expecting. Approximately $25.8 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Alex Cross, Sinister, The Impossible, and The Twilight Saga: Breaking Dawn - Part 2. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013 due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2013 of $85.4 million decreased $18.9 million, or 18.1%, compared to $104.3 million in the six months ended September 30, 2012, primarily due to lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 22.5% in the six months ended September 30, 2013, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.6% in the six months ended September 30, 2012, respectively.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2013 of $20.6 million decreased from $37.0 million in the six months ended September 30, 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$32.4	$32.0	$0.4	1.3%
Television Production	6.6	5.6	1.0	17.9%
Shared services and corporate expenses, excluding items below	41.4	40.2	1.2	3.0%
Total general and administrative expenses before share-based compensation expense and acquisition related expenses	80.4	77.8	2.6	3.3%
Share-based compensation expense	40.1	16.6	23.5	141.6%
Severance and transaction costs related to the acquisition of Summit Entertainment, LLC	—	2.0	(2.0)	(100.0)%
	40.1	18.6	21.5	115.6%
Total general and administrative expenses	$120.5	$96.4	$24.1	25.0%
Total general and administrative expenses as a percentage of revenue	11.3%	8.2%
General and administrative expenses excluding share-based compensation expense and acquisition related expenses, as a percentage of revenue	7.5%	6.6%
Total General and Administrative Expenses
General and administrative expenses increased by $24.1 million, or 25.0%, as reflected in the table above and further discussed below.
Motion Pictures
General and administrative expenses of the motion pictures segment increased $0.4 million, or 1.3%. In the six months ended September 30, 2013, $4.6 million of motion pictures production overhead was capitalized compared to $5.9 million in the six months ended September 30, 2012.
Television Production
General and administrative expenses of the television production segment increased $1.0 million, or 17.9%. In the six months ended September 30, 2013, $3.6 million of television production overhead was capitalized compared to $2.9 million in the six months ended September 30, 2012.

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, and severance and transaction costs related to the acquisition of Summit, increased $1.2 million, or 3.0%.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended	Increase (Decrease)
	September 30, 2013	September 30, 2012	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$9.7	$0.6	$9.1	NM
Restricted share units and other share-based compensation	15.4	11.6	3.8	32.8%
Stock appreciation rights	15.0	4.4	10.6	240.9%
	$40.1	$16.6	$23.5	141.6%
______________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $3.2 million for the six months ended September 30, 2013 decreased $1.0 million from $4.2 million in the six months ended September 30, 2012.
Interest expense of $37.0 million for the six months ended September 30, 2013 decreased $13.8 million, or 27.2%, from $50.8 million in the six months ended September 30, 2012. The following table sets forth the components of interest expense for the six months ended September 30, 2013 and 2012:

	Six Months Ended	Six Months Ended
	September 30, 2013	September 30, 2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.2	$3.8
Convertible senior subordinated notes	2.4	2.4
Senior secured second-priority notes	15.7	22.3
Term loans	2.3	11.1
Other	2.6	2.0
	28.2	41.6
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	4.2	3.7
Senior secured second-priority notes	0.2	0.4
Term loans	0.1	0.6
Amortization of deferred financing costs	4.3	4.5
	8.8	9.2
	$37.0	$50.8
Interest and other income was $3.0 million in the six months ended September 30, 2013, compared to $2.0 million in the six months ended September 30, 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2013 and 2012:

	September 30, 2013	Six Months Ended	Six Months Ended
	Ownership Percentage	September 30, 2013	September 30, 2012
		(Amounts in millions)
Horror Entertainment, LLC (“FEARnet”)	34.5%	$0.3	$0.1
NextPoint, Inc. (“Break Media”)	42.0%	(3.6)	(2.5)
Roadside Attractions, LLC	43.0%	0.1	0.1
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	15.6	12.1
TVGN (1) (2)	50.0%	2.1	(8.2)
		$14.5	$1.6
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

(2)
On May 31, 2013, we sold our 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, we recorded a gain of $4.0 million that is included in our equity interest income (loss) for TVGN for the six months ended September 30, 2013.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $36.7 million for the six months ended September 30, 2013, primarily resulting from the 10.25% Senior Notes that were called for redemption on July 19, 2013 and redeemed on August 19, 2013 (see Note 5). For the six months ended September 30, 2012, loss on extinguishment of debt was $9.2 million, primarily due to the accelerated pay-down of our Summit Term Loan during the period, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount.

Income Tax Provision (Benefit)
We had an income tax benefit of $10.8 million in the six months ended September 30, 2013, compared to an expense of $6.3 million in the six months ended September 30, 2012. The income tax benefit in the six months ended September 30, 2013 includes a discrete benefit of $12.0 million from the reversal of a valuation allowance against our net deferred tax assets in the Canadian tax jurisdiction. Due to certain financing transactions in the quarter ended September 30, 2013, these net deferred tax assets were determined to be more likely than not to be realized in the future. Excluding the discrete benefit, the tax expense would be 36.5% of income before income taxes for the six months ended September 30, 2013. This compares to the effective tax rate for the six months ended September 30, 2012 of 39.6%, as adjusted to exclude the changes in the valuation allowance and other discrete items. The income tax provision for the six months ended September 30, 2013 is calculated by estimating our annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes) and then applying the effective tax rate to income before income taxes for the quarter, along with any items that relate discretely to the quarter. The tax provision in the six months ended September 30, 2012 was significantly impacted by changes in our valuation allowance on our net deferred tax asset, and the provision primarily represented deferred U.S. income taxes and foreign withholding taxes. We reversed a substantial portion of our valuation allowance in fiscal 2013. We expect that with the utilization of our net operating loss carryforwards and other tax attributes, that our cash tax requirements will not increase significantly in fiscal 2014 as compared to fiscal 2013.

Net Income
Net income for the six months ended September 30, 2013 was $14.1 million, or basic net income per common share of $0.10 on 136.7 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 139.9 million weighted average common shares outstanding. This compares to net income for the six months ended September 30, 2012 of $31.3 million, or basic net income per common share of $0.23 on 133.8 million weighted average common shares outstanding and diluted net income per common share of $0.23 on 134.6 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at September 30, 2013 primarily consisted of our senior revolving credit facility, senior secured second-priority notes, term loan, and our convertible senior subordinated notes.
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

Corporate Debt
The principal amounts outstanding under our corporate debt as of September 30, 2013 and March 31, 2013 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share	Principal Amounts Outstanding
			September 30,	March 31,
			2013	2013
			(Amounts in thousands)
Senior revolving credit facility	September 2017	N/A	$285,474	$338,474
Senior secured second-priority notes (1) (2)
5.25% Senior Notes	August 2018	N/A	225,000	—
10.25% Senior Notes	November 2016	N/A	—	436,000
July 2013 Term Loan (1) (3)	July 2020	N/A	225,000	—
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	$11.50	115	348
April 2009 3.625% Notes	March 2015	$8.25	64,501	64,505
January 2012 4.00% Notes	January 2017	$10.50	41,850	45,000
April 2013 1.25% Notes	April 2018	$30.00	60,000	—
			$901,940	$884,327
 ______________________

(1)
See below and the Recent Developments section for a discussion of the July 19, 2013 issuance of new 5.25% Senior Notes and the July 2013 Term Loan, the net proceeds of which, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of our 10.25% Senior Notes, which were called for redemption on July 19, 2013. Also see Note 5 to our consolidated financial statements for further detail.

(2)
Interest on the 5.25% Senior Notes is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014. The 10.25% Senior Notes paid interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.

(3)
The July 2013 Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of September 30, 2013 was approximately 5.00%.

Senior Revolving Credit Facility
Availability of Funds. At September 30, 2013, there was $514.5 million available (March 31, 2013 — $303.0 million). On September 27, 2012, we amended and restated our senior revolving credit facility to provide for borrowings and letters of credit up to an aggregate of $800 million (previously $340 million). Prior to July 19, 2013, due to restrictions in the indenture governing our 10.25% Senior Notes, the maximum borrowing allowed under the senior revolving credit facility was $650 million, unless certain financial ratios were met. With the redemption of the 10.25% Senior Notes (discussed below), we are able to access the full amount of $800 million on our senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at September 30, 2013 (March 31, 2013 — $8.5 million).

Interest. Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. As of September 30, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.68% and 2.70% on borrowings outstanding as of September 30, 2013 and March 31, 2013, respectively).
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
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2013, we were in compliance with all applicable covenants.
Change in Control. Under the senior revolving credit facility, we may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of our common shares.
Senior Secured Second-Priority Notes
10.25% Senior Notes
Transactions. In June 2013, LGEI paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. We recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.
The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. On July 19, 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 Term Loan (collectively the "New Issuances") as discussed below, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under our senior revolving credit facility, to fund the discharge by LGEI of our 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.
5.25% Senior Notes

Transactions. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of the 5.25% Senior Notes in a private placement.

Guarantees. The Notes will be guaranteed by all of our restricted subsidiaries that guarantee any material indebtedness of us or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Optional Redemption. We may redeem the 5.25% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the 5.25% Senior Notes, plus the Applicable Premium, as defined in the indenture governing the 5.25% Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

Change of Control. The occurrence of a change of control will be a triggering event requiring us to offer to purchase from holders some or all of the 5.25% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require us to use the excess proceeds from such dispositions to make an offer to purchase the 5.25% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2013, we were in compliance with all applicable covenants.

July 2013 Term Loan

Transactions. On July 19, 2013, in connection with the issuance of the 5.25% Senior Notes discussed above, we entered into a Second Lien Credit and Guarantee Agreement, pursuant to which we borrowed an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million.

Guarantees. Substantially similar to the 5.25% Senior Notes described above.

Optional Prepayment. We may voluntarily prepay the July 2013 Term Loan at any time, provided that prior to July 19, 2014, we shall pay to the lenders an amount equal to all unpaid interest payable on the principal amount prepaid through July 19, 2014.  In addition, we shall pay to the lenders a prepayment premium on the principal amount prepaid of (i) 2.0%, if such prepayment occurs on or before July 19, 2015 and (ii) 1.0%, if such prepayment occurs after July 19, 2015 and on or before July 19, 2016.  No prepayment premium shall be payable if the prepayment occurs on or after July 19, 2016.

Change of Control. The occurrence of a change of control will be a triggering event requiring us to offer to prepay some or all of the July 2013 Term Loan at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, certain asset dispositions will be triggering events that may require us to use the excess proceeds from such dispositions to make an offer to prepay the July 2013 Term Loan at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of prepayment.

Covenants. Substantially similar to the 5.25% Senior Notes described above. As of September 30, 2013, we were in compliance with all applicable covenants.

Summit Term Loan

In connection with the acquisition of Summit on January 13, 2012, we entered into a new $500.0 million principal amount term loan agreement (the "Summit Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit to pay off Summit's existing term loan. The Summit Term Loan was to mature on September 7, 2016 and was secured by collateral consisting of the assets of Summit. The Summit Term Loan carried interest at a reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Summit Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, we made accelerated payments on the Summit Term Loan and paid off all amounts outstanding under the Summit Term Loan, as well as accrued but unpaid interest.

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

January 2012 4.00% Notes: In January 2012, LGEI sold $45.0 million in aggregate principal amount of 4.00% Convertible Senior Subordinated Notes with a maturity date of January 11, 2017. The proceeds were used to fund a portion of the acquisition of Summit. On July 24, 2013, $3.2 million of the principal amount of the January 2012 4.00% Notes were converted into common shares at a conversion rate of 95.23809 common shares per $1,000 in principal amount, or a conversion price of approximately $10.50 per share for an aggregate of 299,999 common shares.

April 2013 1.25% Notes: In April 2013, LGEI issued $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018.
Production Loans
The amounts outstanding under our production loans as of September 30, 2013, and March 31, 2013 were as follows:

	September 30,	March 31,
	2013	2013
	(Amounts in thousands)
Production loans
Individual production loans (1)	$377,670	$404,341
Pennsylvania Regional Center production loans (2)	—	65,000
	$377,670	$469,341
 ______________________

(1)
Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $362.7 million incur interest at rates ranging from 2.76% to 3.64%, and approximately $15.0 million of production loans are non-interest bearing.

(2)	The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually.

Discussion of Operating, Investing, Financing Cash Flows

The following table sets forth the net change in cash and cash equivalents for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012:

	Six Months Ended
	September 30,
	2013	2012	Net Change
	(Amounts in thousands)
Cash provided by operating activities	$110,571	$142,135	$(31,564)
Cash provided by investing activities	9,024	3,298	5,726
Cash used in financing activities	(114,586)	(156,170)	41,584
Foreign exchange effects on cash	(160)	838	(998)
Increase/ (decrease) in cash and cash equivalents	$4,849	$(9,899)	$14,748

Cash Flows Provided By Operating Activities. Cash flows provided by operating activities for the six months ended September 30, 2013 and 2012 were as follows:

	Six Months Ended
	September 30,
	2013	2012	Net Change
	(Amounts in thousands)
Operating Activities:
Operating income	$59,473	$93,995	$(34,522)
Amortization of films and television programs	376,500	394,664	(18,164)
Non-cash stock-based compensation	28,182	10,917	17,265
Dividend payment from equity method investee	9,849	—	9,849
Contractual cash based interest	(28,198)	(41,636)	13,438
Interest and other income	2,979	1,979	1,000
Current income tax benefit (provision)	849	(6,321)	7,170
Other non-cash charges included in operating activities	3,236	4,220	(984)
Cash flows from operations before changes in operating assets and liabilities	452,870	457,818	(4,948)

Changes in operating assets and liabilities:
Investment in films and television programs	(338,296)	(423,120)	84,824
Other changes in operating assets and liabilities	(4,003)	107,437	(111,440)
Changes in operating assets and liabilities	(342,299)	(315,683)	(26,616)
Net Cash Flows Provided By Operating Activities	$110,571	$142,135	$(31,564)

Cash flows provided by operating activities for the six months ended September 30, 2013 were $110.6 million compared to cash flows provided by operating activities for the six months ended September 30, 2012 of $142.1 million. The decrease in cash provided by operating activities for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 was primarily due to an increase in cash used for other changes in operating assets and liabilities primarily related to a reduction in accounts payable and accrued liabilities, film obligations and deferred revenue, offset in part by a decrease in cash used for investment in films and television programs, and to a lesser extent, a decrease in cash flows from operations before changes in operating assets and liabilities.
Cash Flows Provided by Investing Activities. Cash flows provided by investing activities of $9.0 million for the six months ended September 30, 2013 consisted of $9.0 million of proceeds from the sale of a portion of an equity method investee, a $4.2 million dividend payment from an equity method investee, and $3.0 million in repayments of loans receivable, offset by $3.8 million of capital contributions to companies accounted for as equity method investments and $3.4 million for purchases of property and equipment. Cash flows provided by investing activities of $3.3 million for the six months ended September 30, 2012 consisted of $4.3 million in repayments of loans receivable, offset by $1.0 million for purchases of property and equipment.
Cash Flows Used in Financing Activities. Cash flows used in financing activities of $114.6 million for the six months ended September 30, 2013 primarily consisted of net cash used of $53.0 million from borrowings and repayments under our senior revolving credit facility of $428.1 million and $481.1 million, respectively, $470.6 million used for the repurchase and redemption of our 10.25% Senior Notes, repayments of $196.1 million under our production loans offset by borrowings of $169.4 million of production loans, a $65.0 million repayment of our Pennsylvania Regional Center facility, and $11.3 million of payments for tax withholding requirements associated with our equity awards. These cash flow uses were offset by cash flows provided by financing activities of $224.6 million from the issuance of our 5.25% Senior Notes, $218.2 million from the issuance of our July 2013 Term Loan, $60.0 million from the issuance of our April 2013 1.25% Notes, and $9.1 million from the exercise of stock options.
Cash flows used in financing activities of $156.2 million for the six months ended September 30, 2012 primarily consisted of net cash provided of $153.7 million from borrowings and repayments under our senior revolving credit facility of $666.2 million and $512.5 million, respectively, cash used of $185.5 million for repayments of our Summit Term Loan, and borrowings of $112.8 million under our production loans offset by repayments of $222.0 million of production loans. In addition, cash used in financing activities for the six months ended September 30, 2012 included a $7.6 million payment for the repurchase of convertible senior subordinated notes, $3.7 million repayment of certain other financing obligations, and $4.0 million of payments for tax withholding requirements associated with our equity awards.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2013 and March 31, 2013 was $1.1 billion.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2013:

	Six Months Ended March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Future annual repayment of debt recorded as of September 30, 2013
Senior revolving credit facility	$—	$—	$—	$—	$285,474	$—	$285,474
5.25% Senior Notes, due August 2018	—	—	—	—	—	225,000	225,000
Term loans	—	—	—	—	—	225,000	225,000
Film obligations (1)	17,778	22,020	16,680	6,000	6,000	1,000	69,478
Individual production loans (1)	219,728	137,010	20,932	—	—	—	377,670
Principal amounts of convertible senior subordinated notes (2)
October 2004 2.9375% Notes (carrying value of $0.1 million at September 30, 2013)	—	115	—	—	—	—	115
April 2009 3.625% Notes (carrying value of $53.2 million at September 30, 2013)	—	64,501	—	—	—	—	64,501
January 2012 4.00% Notes (carrying value of $35.2 million at September 30, 2013)	—	—	—	41,850	—	—	41,850
April 2013 1.25% Notes (carrying value of $60.0 million at September 30, 2013)	—	—	—	—	—	60,000	60,000
	237,506	223,646	37,612	47,850	291,474	511,000	1,349,088
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	87,871	60,266	25,000	—	—	—	173,137
Minimum guarantee commitments (4)	91,157	291,766	11,677	—	—	—	394,600
Production loan commitments (4)	5,549	88,066	379,816	—	—	—	473,431
Cash interest payments on convertible subordinated notes	2,391	4,766	2,424	2,424	750	375	13,130
Cash interest payments on senior secured second priority notes	6,300	11,813	11,813	11,813	11,813	5,906	59,458
Cash interest payments on July 2013 Term Loan	5,625	11,250	12,130	14,213	15,706	35,972	94,896
Operating lease commitments	5,604	10,640	4,934	752	775	1,735	24,440
Other contractual obligations	1,265	2,311	471	—	—	—	4,047
Employment and consulting contracts	28,346	39,007	17,108	5,744	2,530	216	92,951
	234,108	519,885	465,373	34,946	31,574	44,204	1,330,090
Total future commitments under contractual obligations (5)	$471,614	$743,531	$502,985	$82,796	$323,048	$555,204	$2,679,178
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
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our consolidated financial statements are presented in the table above.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2013, we had the following outstanding forward foreign exchange contracts with maturities of less than 12 months from September 30, 2013:

September 30, 2013
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£6.0	in exchange for	$10.0	$1.58
Canadian Dollar	C$7.0	in exchange for	$6.8	$1.03
Euro	€12.0	in exchange for	$16.0	$0.74
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2013 were $0.3 million and $0.7 million, respectively (2012 - $0.5 million and less than $0.1 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility, certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of September 30, 2013, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the July 2013 Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the July 2013 Term Loan is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. Assuming the July 2013 Term Loan outstanding balance and the applicable LIBOR in effect as of September 30, 2013, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 2.76% to 3.64% and applicable margins ranging from 2.0% over the one, three, or six-month LIBOR to 3.0% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.9 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2013:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	September 30, 2013
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$—	$285,474	$—	$285,474	$285,474
Average Interest Rate	—	—	—	—	2.68%	—
July 2013 Term Loan (2)	—	—	—	—	—	225,000	225,000	227,813
Average Interest Rate	—	—	—	—	—	5.00%
Individual production loans (3)	204,728	137,010	20,932	—	—	—	362,670	362,670
Average Interest Rate	3.35%	3.35%	3.26%	—	—	—
Fixed Rates:
Senior Secured Second-Priority Notes (4)	—	—	—	—	—	225,000	225,000	222,188
Average Interest Rate	—	—	—	—	—	5.25%
Principal Amounts of Convertible Senior Subordinated Notes (5):
October 2004 2.9375% Notes	—	115	—	—	—	—	115	105
Average Interest Rate	—	2.94%	—	—	—	—
April 2009 3.625% Notes	—	64,501	—	—	—	—	64,501	63,719
Average Interest Rate	—	3.63%	—	—	—	—
January 2012 4.00% Notes	—	—	—	41,850	—	—	41,850	40,214
Average Interest Rate	—	—	—	4.00%	—	—
April 2013 1.25% Notes	—	—	—	—	—	60,000	60,000	48,101
Average Interest Rate	—	—	—	—	—	1.25%
	$204,728	$201,626	$20,932	$41,850	$285,474	$510,000	$1,264,610	$1,250,284
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The July 2013 Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

(3)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Individual production loans of $362.7 million incur interest at rates ranging from approximately 2.76% to 3.64%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

(4)	Senior secured second-priority notes with a fixed interest rate equal to 5.25%.

(5)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

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
As of September 30, 2013, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2013.
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

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, affect our ability to react to changes in the economy or our industry and prevent us from meeting ourdebt obligations.

Historically, we have been highly leveraged and may be highly leveraged in the future. As of September 30, 2013, our consolidated total indebtedness was $1,279.6 million (carrying value - $1,259.2 million). On July 19, 2013, we called for redemption $432.0 million of our 10.25% Senior Notes, issued $225.0 million of our 5.25% Senior Notes and incurred $225.0 million of our July 2013 Term Loan. Our substantial degree of leverage could have important consequences, including the following:

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

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the discharge of the 10.25% Senior Notes on July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At September 30, 2013, we have borrowed approximately $285.5 million under our senior secured credit facility, and have less than $0.1 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of November 1, 2013, three of our shareholders, Mark H. Rachesky, M.D., FMR LLC and Capital Research Global Investors and their respective affiliates, beneficially owned approximately 37.2%, 11.2% and 7.5%, respectively, of our outstanding common shares.

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

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of September 30, 2013, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense. Under our Second Lien Credit Agreement, based on the applicable LIBOR in effect as of September 30, 2013, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

As of November 1, 2013, three of our shareholders beneficially owned an aggregate of 77,153,811 of our common shares, or approximately 55.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.2% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of November 1, 2013, over 61.0% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

There were no purchases of shares of our common stock by us during the three months ended September 30, 2013.

During the three months ended September 30, 2013, 64,224 shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.100*	Retirement and Consulting Services Agreement between the Company and James Keegan dated as of September 16, 2013
10.101*	Employment Agreement between the Company and James W. Barge dated as of September 16, 2013
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

*	Management contract or compensatory plan or arrangement.
______________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 8, 2013		Title:	Duly Authorized Officer and Chief Financial Officer