Form 10-Q
period 2013-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2014-02-06
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2014
Common Shares, no par value per share	138,022,010 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$75,402	$62,363
Restricted cash	40,443	10,664
Accounts receivable, net of reserves for returns and allowances of $74,276 (March 31, 2013 - $103,418) and provision for doubtful accounts of $6,262 (March 31, 2013 - $4,494)	839,304	787,150
Investment in films and television programs, net	1,303,422	1,244,075
Property and equipment, net	12,706	8,530
Equity method investments	176,607	169,450
Goodwill	323,328	323,328
Other assets	69,575	72,619
Deferred tax assets	69,773	82,690
Total assets	$2,910,560	$2,760,869
LIABILITIES
Senior revolving credit facility	$194,119	$338,474
Senior secured second-priority notes	225,000	432,277
July 2013 Term Loan	222,664	—
Accounts payable and accrued liabilities	305,094	313,620
Participations and residuals	448,416	409,763
Film obligations and production loans	573,949	569,019
Convertible senior subordinated notes	150,672	87,167
Deferred revenue	272,140	254,023
Total liabilities	2,392,054	2,404,343
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 137,997,761 shares issued (March 31, 2013 - 135,882,899 shares)	728,676	672,915
Accumulated deficit	(207,027)	(309,912)
Accumulated other comprehensive loss	(3,143)	(6,477)
Total shareholders’ equity	518,506	356,526
Total liabilities and shareholders’ equity	$2,910,560	$2,760,869
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share amounts)
Revenues	$839,939	$743,645	$1,908,396	$1,922,433
Expenses:
Direct operating	397,513	402,334	965,756	971,382
Distribution and marketing	233,535	210,053	550,497	625,204
General and administration	65,577	46,900	186,120	143,274
Depreciation and amortization	1,530	2,020	4,766	6,240
Total expenses	698,155	661,307	1,707,139	1,746,100
Operating income	141,784	82,338	201,257	176,333
Other expenses (income):
Interest expense
Contractual cash based interest	11,484	18,166	39,682	59,802
Amortization of debt discount (premium) and deferred financing costs	4,090	4,608	12,878	13,747
Total interest expense	15,574	22,774	52,560	73,549
Interest and other income	(1,771)	(1,079)	(4,750)	(3,058)
Loss on extinguishment of debt	—	14,652	36,653	23,811
Total other expenses, net	13,803	36,347	84,463	94,302
Income before equity interests and income taxes	127,981	45,991	116,794	82,031
Equity interests income (loss)	(1,321)	(3,512)	13,158	(1,902)
Income before income taxes	126,660	42,479	129,952	80,129
Income tax provision	37,897	4,649	27,067	10,970
Net income	$88,763	$37,830	$102,885	$69,159

Basic net income per common share	$0.64	$0.28	$0.75	$0.52
Diluted net income per common share	$0.59	$0.27	$0.71	$0.51

Weighted average number of common shares outstanding:
Basic	137,946	135,030	137,097	134,222
Diluted	155,137	149,807	154,197	136,735

Dividends declared per common share	$0.05	$—	$0.05	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Net income	$88,763	$37,830	$102,885	$69,159
Foreign currency translation adjustments	517	657	4,104	1,735
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(114)	107	(770)	90
Comprehensive income	$89,166	$38,594	$106,219	$70,984
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2013	135,882,899	$672,915	$(309,912)	$(6,477)	$356,526
Exercise of stock options	1,141,329	10,869			10,869
Share-based compensation, net of withholding tax obligations of $14,376	639,137	48,168			48,168
Conversion of January 2012 4.00% Notes	320,379	3,197			3,197
Issuance of common shares to directors for services	14,017	427			427
Dividends declared		(6,900)			(6,900)
Net income			102,885		102,885
Foreign currency translation adjustments				4,104	4,104
Net unrealized loss on foreign exchange contracts				(770)	(770)
Balance at December 31, 2013	137,997,761	$728,676	$(207,027)	$(3,143)	$518,506
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in thousands)
Operating Activities:
Net income	$102,885	$69,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,969	2,268
Amortization of intangible assets	2,797	3,972
Amortization of films and television programs	636,818	658,875
Amortization of debt discount (premium) and deferred financing costs	12,878	13,747
Non-cash share-based compensation	41,044	16,884
Dividend payment from equity method investee	9,849	—
Loss on extinguishment of debt	36,653	23,811
Equity interests (income) loss	(13,158)	1,902
Deferred income taxes	13,272	—
Changes in operating assets and liabilities:
Restricted cash	(29,754)	8,124
Accounts receivable, net	(46,376)	128,317
Investment in films and television programs	(692,943)	(703,875)
Other assets	(1,696)	(7,950)
Accounts payable and accrued liabilities	4,205	(38,991)
Participations and residuals	38,236	(12,583)
Film obligations	11,208	(13,706)
Deferred revenue	17,947	68,305
Net Cash Flows Provided By Operating Activities	145,834	218,259
Investing Activities:
Purchases of investments	—	(2,022)
Proceeds from the sale of investments	—	6,354
Proceeds from the sale of a portion of equity method investee	9,000	—
Investment in equity method investees	(17,250)	—
Dividends from equity method investee in excess of earnings	4,169	—
Repayment of loans receivable	4,275	4,274
Purchases of property and equipment	(6,116)	(2,086)
Net Cash Flows Provided By (Used In) Investing Activities	(5,922)	6,520
Financing Activities:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,198 in 2012	782,219	1,089,120
Senior revolving credit facility - repayments	(926,574)	(758,200)
Senior secured second-priority notes - consent fee	—	(3,270)
Senior secured second-priority notes - borrowings, net of deferred financing costs of $1,244 in 2013	223,756	—
Senior secured second-priority notes - repurchases and redemptions	(470,584)	—
July 2013 Term Loan - borrowings, net of deferred financing costs of $5,616 in 2013	216,884	—
Summit Term Loan - repayments	—	(484,664)
Convertible senior subordinated notes - borrowings	60,000	—
Convertible senior subordinated notes - repurchases	—	(7,639)
Production loans - borrowings	359,582	263,124
Production loans - repayments	(301,385)	(321,603)
Pennsylvania Regional Center credit facility - repayments	(65,000)	(500)
Change in restricted cash collateral associated with financing activities	—	(12,769)
Exercise of stock options	10,869	2,897
Tax withholding required on equity awards	(14,376)	(4,939)
Other financing obligations - repayments	—	(3,710)
Net Cash Flows Used In Financing Activities	(124,609)	(242,153)
Net Change In Cash And Cash Equivalents	15,303	(17,374)
Foreign Exchange Effects on Cash	(2,264)	1,264
Cash and Cash Equivalents - Beginning Of Period	62,363	64,298
Cash and Cash Equivalents - End Of Period	$75,402	$48,188
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (the “U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for the Company's fiscal year beginning April 1, 2013. During the three and nine months ended December 31, 2013, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$500,427	$501,893
Acquired libraries, net of accumulated amortization	16,628	22,408
Completed and not released	70,401	50,519
In progress	322,675	366,587
In development	23,584	25,094
Product inventory	31,081	36,299
	964,796	1,002,800
Television Segment - Direct-to-Television Programs
Released, net of accumulated amortization	167,684	136,727
In progress	166,797	100,585
In development	4,145	3,963
	338,626	241,275
	$1,303,422	$1,244,075
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			December 31, 2013	March 31, 2013
		(In years)		(Amounts in thousands)
Trimark Holdings	October 2000	20.00	0.00	$—	$345
Artisan Entertainment	December 2003	20.00	10.00	11,940	15,686
Lionsgate UK	October 2005	20.00	11.75	130	233
Summit Entertainment	January 2012	20.00	18.00	4,558	6,144
Total acquired libraries				$16,628	$22,408
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2014. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Equity Method Investments
The carrying amount of significant equity method investments at December 31, 2013 and March 31, 2013 were as follows:

	December 31, 2013
Equity Method Investee	Ownership Percentage	December 31, 2013	March 31, 2013
		(Amounts in thousands)
Studio 3 Partners, LLC (“EPIX”)	31.2%	$73,917	$66,697
TV Guide Network ("TVGN")	50.0%	85,743	91,408
Defy Media Group (as defined herein)	20.0%	10,000	4,630
Roadside Attractions, LLC (“Roadside Attractions”)	43.0%	3,292	3,372
Horror Entertainment, LLC (“FEARnet”)	34.5%	3,655	3,343
		$176,607	$169,450
Equity interests in equity method investments in the consolidated statements of income represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on sales to equity method investees. Equity interests in equity method investments for the three and nine months ended December 31, 2013 and 2012 were as follows (income (loss)):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Equity Method Investee	2013	2012	2013	2012
	(Amounts in thousands)
EPIX	$5,614	$641	$21,236	$12,753
TVGN	(5,223)	(4,477)	(3,166)	(12,637)
Defy Media Group	(1,757)	(478)	(5,380)	(2,961)
Roadside Attractions	62	435	156	522
FEARnet	(17)	367	312	421
	$(1,321)	$(3,512)	$13,158	$(1,902)
The Company records its share of Defy Media Group's, Roadside Attractions', and FEARnet's net income or loss on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2013, the Company recorded its share of the income or loss generated by these entities for the three and nine months ended September 30, 2013.
Dividends from equity method investees are recorded as a reduction of the Company's investment. Dividends received up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the statement of cash flows. Dividends from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with EPIX:
The Company licenses certain of its theatrical releases and other films and television programs to EPIX. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income of the venture. These profits are recognized as they are realized by EPIX through the amortization of the related asset, recorded on EPIX's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the equity interest line item on the statement of income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Revenue recognized on sales to EPIX	$24,740	$29,277	$47,871	$52,049

Gross profit on sales to EPIX	$11,576	$19,166	$29,619	$28,335
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on sales to EPIX	$3,606	$5,970	$9,226	$8,826

EPIX Financial Information:
The following table presents summarized balance sheet data as of December 31, 2013 and March 31, 2013 for EPIX:

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$202,693	$213,508
Non-current assets	$233,082	$208,620
Current liabilities	$138,552	$144,897
Non-current liabilities	$8,882	$6,574

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and nine months ended December 31, 2013 and 2012 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Revenues	$89,768	$83,179	$261,998	$253,785
Expenses:
Operating expenses	60,973	60,519	182,259	184,211
Selling, general and administrative expenses	5,791	5,700	17,054	17,941
Operating income	23,004	16,960	62,685	51,633
Interest and other income (expense)	(163)	2	(1)	2
Net income	$22,841	$16,962	$62,684	$51,635
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$22,841	$16,962	$62,684	$51,635
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	7,115	5,284	19,526	16,084
Eliminations of the Company’s share of profits on sales to EPIX (1)	(3,606)	(5,970)	(9,226)	(8,826)
Realization of the Company’s share of profits on sales to EPIX (2)	2,105	1,327	10,936	5,495
Total equity interest income recorded	$5,614	$641	$21,236	$12,753
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

TV Guide Network. The Company’s investment interest in TV Guide Network, TV Guide Network On Demand and TV Guide Online (through May 31, 2013, as discussed below) (collectively "TVGN") consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. On March 26, 2013, the Company's former partner in the TVGN investment sold its 49% interest to CBS Corporation. Concurrent with this transaction, the Company sold 1% of its interest to CBS Corporation for nominal consideration resulting in a commensurate reduction of its carrying value of approximately $1.9 million. During the three and nine months ended December 31, 2013, the Company contributed $3.5 million and $6.5 million, respectively, to TVGN.
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
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN, to a subsidiary of CBS Corporation. As a result of this transaction, the Company has recorded a gain in the nine months ended December 31, 2013 of $4.0 million. Also as a result of this transaction, TVGN's summarized financial information for periods prior to the date of the transaction of May 31, 2013 has been revised to reflect the operating results of TVGuide.com as a discontinued operation. Accordingly, all revenues and expenses from TVGuide.com in all periods presented, are reflected net

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the discontinued operations section of the summarized statement of operations shown below in the TVGN Financial Information section.
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

Transactions with TVGN:

The Company licenses certain films and/or television programs to TVGN. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by TVGN through the amortization of the related asset, recorded on TVGN's balance sheet, over the license period. The table below sets forth the revenues and gross profits recognized by Lionsgate and the calculation of the amounts eliminated in the equity interest line item on the statement of operations for the nine months ended December 31, 2012. There were no revenues or gross profits for licensed product to TVGN recognized by Lionsgate for the three and nine months ended December 31, 2013 or for the three months ended December 31, 2012.

Nine Months Ended
December 31, 2012
(Amounts in thousands)
Revenue recognized on sales to TVGN	$2,925

Gross profit on sales to TVGN	$614
Ownership interest in TVGN	51%
Elimination of the Company's share of profit on sales to TVGN (1)	$313
 ___________________

(1)
On March 26, 2013, as discussed above, the Company's ownership interest in TVGN was reduced from 51% to 50% due to the Company's sale of 1% of its interest to CBS Corporation. The elimination of the Company's share of profit on sales to TVGN for the nine months ended December 31, 2012 was calculated using 51%.

TVGN Financial Information:
The following table presents summarized balance sheet data as of December 31, 2013 and March 31, 2013 for TVGN:

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Current assets	$30,030	$29,172
Non-current assets	$199,077	$211,922
Current liabilities	$37,972	$30,267
Non-current liabilities	$16,565	$24,818
Redeemable preferred stock	$309,860	$267,362

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three and nine months ended December 31, 2013 and 2012 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest loss recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Revenues	$20,058	$17,475	$55,023	$52,580
Expenses:
Cost of services	13,874	13,744	27,877	37,062
Selling, marketing, and general and administration	12,446	6,767	32,923	27,179
Depreciation and amortization	2,040	2,099	6,034	6,375
Operating loss	(8,302)	(5,135)	(11,811)	(18,036)
Other income	160	(6)	(1,230)	(6)
Interest expense, net	297	402	979	1,276
Accretion of redeemable preferred stock units (1)	10,347	8,661	29,498	25,113
Total interest expense, net	10,804	9,057	29,247	26,383
Loss from continuing operations	$(19,106)	$(14,192)	$(41,058)	$(44,419)
Loss from discontinued operations (5)	(1,685)	(4,854)	(2,799)	(7,538)
Net loss	$(20,791)	$(19,046)	$(43,857)	$(51,957)
Reconciliation of net loss reported by TVGN to equity interest loss:
Net loss reported by TVGN	$(20,791)	$(19,046)	$(43,857)	$(51,957)
Ownership interest in TVGN (2)	50%	51%	50%	51%
The Company's share of net loss	(10,396)	(9,713)	(21,929)	(26,498)
Accretion of dividend and interest income on redeemable preferred stock units (1)	5,173	4,417	14,749	12,808
Eliminations of the Company’s share of profit on sales to TVGN (3)	—	—	—	(313)
Realization of the Company’s share of profits on sales to TVGN (4)	—	819	54	1,366
Gain on sale of the Company's 50% share of TVGuide.com (5)	—	—	3,960	—
Total equity interest loss recorded	$(5,223)	$(4,477)	$(3,166)	$(12,637)
 ___________________

(1)
Accretion of mandatorily redeemable preferred stock units represents TVGN’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded 51% of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units through March 26, 2013 and 50% thereafter within equity interest loss.

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

(5)
On May 31, 2013, as discussed above, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, the Company recorded a gain in the nine months ended December 31, 2013 of $4.0 million as reflected in the table above, and presented the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, net within the discontinued operations line item.

NextPoint, Inc ("Break Media") and Defy Media, LLC ("Defy Media") (together the "Defy Media Group"). Break Media is an online creator, publisher, and distributor of digital entertainment content traditionally focused on male audiences. In May 2013, the Company contributed $0.8 million to Break Media and combined with the losses recorded for the nine months ended December 31, 2013, reduced the investment in Break Media to zero as of December 31, 2013.
In October 2013, the assets of Break Media were merged with Alloy Digital Investments, LLC ("Alloy Digital") in a newly formed company, Defy Media. Alloy Digital is an online creator, publisher, and distributor of digital entertainment content traditionally focused on female audiences. The merger builds scale, broadens the audience reach, and is expected to result in cost efficiencies. Break Media owns a 48% interest in Defy Media. In addition, Lions Gate invested $10 million in Defy Media in exchange for certain preferred units, representing an interest in Defy Media of approximately 4.4%. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 20%.
Roadside Attractions, LLC ("Roadside Attractions"). Roadside Attractions is an independent theatrical releasing company.
Horror Entertainment, LLC ("FEARnet"). FEARnet is a multiplatform programming and content service provider of horror genre films operating under the branding of “FEARnet.” The Company licenses content to FEARnet for video-on-demand and broadband exhibition.

4. Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$36,762	$33,060
Loans receivable	20,696	22,916
Prepaid expenses and other	8,187	9,916
Finite-lived intangible assets	3,930	6,727
	$69,575	$72,619
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 5).
Loans Receivable. The following table sets forth the Company’s loans receivable at December 31, 2013 and March 31, 2013:

	Interest Rate	December 31, 2013	March 31, 2013
		(Amounts in thousands)
Third-party producer	3.0%	$—	$4,658
Break Media	20.0%	20,696	18,258
		$20,696	$22,916

Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of December 31, 2013 and March 31, 2013:

			December 31, 2013			March 31, 2013
	Weighted Average Remaining Life	Range of Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	3	3	$8,200	$5,820	$2,380	$8,200	$4,073	$4,127
Sales agency relationships	3	3	6,200	4,650	1,550	6,200	3,600	2,600
			$14,400	$10,470	$3,930	$14,400	$7,673	$6,727

The aggregate amount of amortization expense associated with the Company's intangible assets for the three and nine months ended December 31, 2013 was approximately $0.9 million and $2.8 million, respectively (2012 - $1.3 million and $4.0 million, respectively). The estimated remaining aggregate amortization expense for each of the years ending March 31, 2014 through 2018 is approximately $0.9 million, $1.8 million, $0.8 million, $0.4 million, and nil, respectively.

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Senior revolving credit facility	$194,119	$338,474
Senior secured second-priority notes
5.25% Senior Notes	225,000	—
10.25% Senior Notes	—	432,277
July 2013 Term Loan	222,664	—
Convertible senior subordinated notes	150,672	87,167
	$792,455	$857,918

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of corporate debt as of December 31, 2013:

	Maturity Date or	Year Ended March 31,
Debt Type	Next Holder Redemption Date (1)	2014	2015	2016	2017	2018	Thereafter	Total
		(Amounts in thousands)
Senior revolving credit facility	September 2017	$—	$—	$—	$—	$194,119	$—	$194,119
5.25% Senior Notes	August 2018	—	—	—	—	—	225,000	225,000
July 2013 Term Loan	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes (conversion price of $11.50 per share)	October 2014	—	115	—	—	—	—	115
April 2009 3.625% Notes (conversion price of $8.25 per share)	March 2015	—	64,504	—	—	—	—	64,504
January 2012 4.00% Notes (conversion price of $10.50 per share)	January 2017	—	—	—	41,850	—	—	41,850
April 2013 1.25% Notes (conversion price of $30.00 per share)	April 2018	—	—	—	—	—	60,000	60,000
		$—	$64,619	$—	$41,850	$194,119	$510,000	810,588
Less aggregate unamortized discount								(18,133)
								$792,455

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

Senior Revolving Credit Facility
Outstanding Amount. At December 31, 2013, the Company had borrowings of $194.1 million outstanding (March 31, 2013 — $338.5 million).
Availability of Funds. At December 31, 2013, there was $605.8 million available (March 31, 2013 — $303.0 million). On September 27, 2012, the Company amended and restated its senior revolving credit facility to provide for borrowings and letters of credit up to an aggregate of $800 million (previously $340 million). Prior to July 19, 2013, due to restrictions in the indenture governing the Company's 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"), as amended on October 15, 2012, the maximum borrowing allowed under the senior revolving credit facility was $650 million, unless certain financial ratios were met. With the redemption of the 10.25% Senior Notes (discussed below), the Company is able to access the full amount of $800 million on its senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at December 31, 2013 (March 31, 2013 — $8.5 million).
Maturity Date. The senior revolving credit facility expires September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of December 31, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.67% and 2.70% on borrowings outstanding as of December 31, 2013 and March 31, 2013, respectively).
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
On December 20, 2013, the Company amended its senior revolving credit facility, pursuant to which Lions Gate Entertainment Corp. was designated as the borrower under the credit agreement, and the Company's wholly-owned subsidiary, Lions Gate Entertainment Inc., was designated as a guarantor and ceased to have any obligations as a borrower. All other subsidiaries of the Company that guaranteed the credit agreement prior to the amendment remain guarantors after giving effect to the amendment.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2013, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

Senior Secured Second-Priority Notes
Outstanding Amount. The following table sets forth the senior secured second-priority notes outstanding at December 31, 2013 and March 31, 2013:

	December 31, 2013			March 31, 2013
	Principal	Unamortized Aggregate Premium/ (Discount), Net	Net Carrying Amount	Principal	Unamortized Aggregate Premium/ (Discount), Net	Net Carrying Amount
	(Amounts in thousands)
Senior Secured Second-Priority Notes
5.25% Senior Notes	$225,000	$—	$225,000	$—	$—	$—
10.25% Senior Notes (1)	—	—	—	436,000	(3,723)	432,277
	$225,000	$—	$225,000	$436,000	$(3,723)	$432,277
_________________

(1)	On July 19, 2013, the Company called the 10.25% Senior Notes for redemption, as discussed below.

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

The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. On July 19, 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes") and the term loan issued in July 2013 (together with the 5.25% Senior Notes, the "New Issuances") as discussed below, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of the 10.25% Senior Notes, which LGEI called for early redemption on July 19, 2013. In conjunction with the early redemption, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed below) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

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

Maturity. The 5.25% Senior Notes mature on August 1, 2018.

Guarantees. The 5.25% Senior Notes are guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

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

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2013, the Company was in compliance with all applicable covenants.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Amount. The outstanding amount of the July 2013 Term Loan is set forth in the table below:

December 31, 2013
(Amounts in thousands)
Principal amount	$225,000
Unamortized discount	(2,336)
Net carrying amount	$222,664

Interest. The July 2013 Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of December 31, 2013 was approximately 5.00%.

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

Covenants. Substantially similar to the 5.25% Senior Notes described above. As of December 31, 2013, the Company was in compliance with all applicable covenants.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at December 31, 2013 and March 31, 2013:

	December 31, 2013			March 31, 2013
	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
	(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (conversion price of $11.50 per share) (1)	$115	$—	$115	$348	$—	$348
April 2009 3.625% Notes (conversion price of $8.25 per share) (1)	64,504	(9,558)	54,946	64,505	(14,598)	49,907
January 2012 4.00% Notes (conversion price of $10.50 per share) (1)	41,850	(6,239)	35,611	45,000	(8,088)	36,912
April 2013 1.25% Notes (conversion price of $30.00 per share) (2)	60,000	—	60,000	—	—	—
	$166,469	$(15,797)	$150,672	$109,853	$(22,686)	$87,167
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

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and nine months ended December 31, 2013 and 2012 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
October 2004 2.9375% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.65%)
Interest expense
Contractual interest coupon	$2	$5	$7	$10
	2	5	7	10
February 2005 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (10.03%)
Interest expense
Contractual interest coupon	—	—	—	328
Amortization of discount on liability component and debt issuance costs	—	—	—	6
	—	—	—	334
April 2009 3.625% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (17.26%)
Interest expense
Contractual interest coupon	584	594	1,748	1,801
Amortization of discount on liability component and debt issuance costs	1,746	1,559	5,073	4,427
	2,330	2,153	6,821	6,228
January 2012 4.00% Convertible Senior Subordinated Notes:
Effective interest rate of liability component (9.56%)
Interest expense
Contractual interest coupon	418	450	1,295	1,350
Amortization of discount on liability component and debt issuance costs	449	440	1,359	1,289
	867	890	2,654	2,639
April 2013 1.25% Convertible Senior Subordinated Notes:
Interest expense
Contractual interest coupon	187	—	531	—
	187	—	531	—
Total
Contractual interest coupon	1,191	1,049	3,581	3,489
Amortization of discount on liability component and debt issuance costs	2,195	1,999	6,432	5,722
	$3,386	$3,048	$10,013	$9,211

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
Outstanding Amount: As of December 31, 2013, $0.1 million of aggregate principal amount (carrying value —$0.1 million) of the October 2004 2.9375% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2013, $64.5 million of aggregate principal amount (carrying value — $54.9 million) of the April 2009 3.625% Notes remains outstanding.
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
Outstanding Amount: As of December 31, 2013, $41.9 million of aggregate principal amount (carrying value — $35.6 million) of the January 2012 4.00% Notes remains outstanding.
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
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes.
Outstanding Amount: As of December 31, 2013, $60.0 million of aggregate principal amount (carrying value - $60.0 million) of the April 2013 1.25% Notes remains outstanding.
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

6. Participations and Residuals
The Company expects approximately 58% of accrued participations and residuals will be paid during the one-year period ending December 31, 2014.

7. Film Obligations and Production Loans

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Film obligations	$111,411	$99,678
Production loans
Individual production loans	462,538	404,341
Pennsylvania Regional Center production loans	—	65,000
Total film obligations and production loans	$573,949	$569,019

The following table sets forth future annual repayment of film obligations and production loans as of December 31, 2013:

	Three Months Ended
	March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Film obligations	$43,314	$40,894	$16,680	$6,000	$6,000	$1,000	$113,888
Individual production loans	124,749	191,534	146,255	—	—	—	462,538
	$168,063	$232,428	$162,935	$6,000	$6,000	$1,000	576,426
Less imputed interest on film obligations							(2,477)
							$573,949
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $447.5 million at December 31, 2013 incur interest at rates ranging from 2.75% to 3.50%, and approximately $15.0 million of production loans are non-interest bearing.
Pennsylvania Regional Center
In April 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provided for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. Amounts borrowed under the agreement carried an interest rate of 1.5%, which was payable semi-annually. The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Accordingly, at December 31, 2013, the Company had no borrowings outstanding (March 31, 2013 — $65.0 million).

Film Credit Facility
On October 6, 2009, the Company entered into a revolving film credit facility agreement, as amended effective December 31, 2009 and June 22, 2010 (the “Film Credit Facility”), which provided for borrowings for the acquisition or production of motion pictures. The Film Credit Facility expired on April 6, 2013, and accordingly, at December 31, 2013, the Company had no borrowings outstanding (March 31, 2013 — nil).

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

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2013 and March 31, 2013:

	December 31, 2013		March 31, 2013
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$85,743	$152,245	$91,408	$140,312

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$115	$108	$348	$276
April 2009 3.625% Notes	54,946	64,755	49,907	66,939
January 2012 4.00% Notes	35,611	41,425	36,912	48,878
April 2013 1.25% Notes	60,000	50,125	—	—
Individual production loans	462,538	462,440	404,341	403,883
Pennsylvania Regional Center production loans	—	—	65,000	65,000
Senior secured second-priority notes	225,000	227,250	432,277	477,965
July 2013 Term Loan	222,664	225,844	—	—
	$1,060,874	$1,071,947	$988,785	$1,062,941

9. Direct Operating Expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Amortization of films and television programs	$260,318	$264,211	$636,818	$658,875
Participations and residual expense	137,796	136,449	328,922	309,612
Other expenses:
Provision for doubtful accounts	674	1,519	2,087	1,137
Foreign exchange losses (gains)	(1,275)	155	(2,071)	1,758
	$397,513	$402,334	$965,756	$971,382

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three and nine months ended December 31, 2013 and 2012 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$88,763	$37,830	$102,885	$69,159
Denominator:
Weighted average common shares outstanding	137,946	135,030	137,097	134,222
Basic Net Income Per Common Share	$0.64	$0.28	$0.75	$0.52

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of the October 2004 2.9375% Notes, the February 2005 3.625% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled SARs, and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three and nine months ended December 31, 2013 and 2012 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$88,763	$37,830	$102,885	$69,159
Add:
Interest on convertible notes, net of tax	2,137	2,861	6,315	324
Numerator for Diluted Net Income Per Common Share	$90,900	$40,691	$109,200	$69,483

Denominator:
Weighted average common shares outstanding	137,946	135,030	137,097	134,222
Effect of dilutive securities:
Conversion of notes	13,815	12,264	13,842	655
Share purchase options	2,797	1,743	2,619	1,117
Restricted share units	579	770	639	741
Adjusted weighted average common shares outstanding	155,137	149,807	154,197	136,735
Diluted Net Income Per Common Share	$0.59	$0.27	$0.71	$0.51

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended December 31, 2013 and 2012, the Company's outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	—	—	12,310
Share purchase options	2,630	961	2,203	663
Restricted share units	117	—	52	58
Contingently issuable shares	451	557	446	561
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income Per Common Share	3,198	1,518	2,701	13,592

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at December 31, 2013 and March 31, 2013. The table below outlines common shares reserved for future issuance:

	December 31, 2013	March 31, 2013
	(Amounts in thousands)
Stock options outstanding, average exercise price $18.59 (March 31, 2013 - $13.72)	8,771	6,421
Restricted share units — unvested	2,002	2,077
Share purchase options and restricted share units available for future issuance	3,981	12,341
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.50 per share	10	30
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.25 per share	7,819	7,819
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.50 per share	3,986	4,286
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $30.00 per share	2,000	—
Shares reserved for future issuance	28,569	32,974

In September 2012, the Company adopted the 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the issuance of up to an additional 18.3 million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2013, and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Compensation Expense:
Stock Options	$5,393	$1,184	$15,131	$1,839
Restricted Share Units and Other Share-based Compensation	6,597	4,575	22,032	16,203
Stock Appreciation Rights	74	3,238	15,036	7,603
Total share-based compensation expense	$12,064	$8,997	$52,199	$25,645

Tax impact (1)	(4,464)	—	(19,314)	—
Reduction in net income	$7,600	$8,997	$32,885	$25,645
____________________________

(1)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.
During the nine months ended December 31, 2013, the Company granted 3,506,995 and 1,017,917 stock options and restricted share units, respectively, at a weighted-average grant-date fair value of $24.60 and $27.54, respectively.
During the nine months ended December 31, 2013, 150,000 cash-settled stock appreciation rights ("SARs") were exercised resulting in a cash payment of $4.0 million. Additionally, 733,334 cash-settled SARs were converted to stock options, carrying the same exercise price and other terms as the cash-settled SARs, resulting in a reduction of the related liability and increase to equity of $17.2 million.
During the nine months ended December 31, 2013 and 2012, 1,141,329 and 310,000 options, respectively, were exercised. The total intrinsic value of options exercised as of each exercise date during the nine months ended December 31, 2013 and 2012 was $27.4 million and $2.1 million, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2013 are $47.6 million and $25.9 million, respectively, and are expected to be recognized over a weighted average period of 2.6 and 1.7 years, respectively.

(c) Dividends

On December 18, 2013, the Company's Board of Directors declared a quarterly dividend of $0.05 per common share payable on February 7, 2014, to shareholders of record as of December 31, 2013. As the Company had an accumulated deficit at the time the dividend was declared, this dividend was recorded as a reduction to common shares on the unaudited consolidated statement of shareholders' equity at December 31, 2013. As of December 31, 2013, the Company had $6.9 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited consolidated balance sheet.
12. Income Taxes
For the nine months ended December 31, 2013, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction.
The income tax provision for the three and nine months ended December 31, 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. The tax provision in the three and nine months ended December 31, 2012 was significantly impacted by changes in the Company's valuation allowance on its net deferred tax asset, and the provision primarily represented deferred U.S. income taxes and foreign withholding taxes. The Company reversed a substantial portion of its valuation allowance in fiscal 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of December 31, 2013: Motion Pictures and Television Production.
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

Segmented information by business unit is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Segment revenues
Motion Pictures	$757,646	$673,579	$1,630,599	$1,688,086
Television Production	82,293	70,066	277,797	234,347
	$839,939	$743,645	$1,908,396	$1,922,433
Direct operating expenses
Motion Pictures	$324,124	$337,460	$737,297	$774,467
Television Production	73,389	64,874	228,459	196,915
	$397,513	$402,334	$965,756	$971,382
Distribution and marketing
Motion Pictures	$222,979	$199,902	$527,774	$601,936
Television Production	10,556	10,151	22,723	23,268
	$233,535	$210,053	$550,497	$625,204
Gross segment contribution
Motion Pictures	$210,543	$136,217	$365,528	$311,683
Television Production	(1,652)	(4,959)	26,615	14,164
	$208,891	$131,258	$392,143	$325,847
Segment general and administration
Motion Pictures	$16,882	$16,339	$49,316	$48,290
Television Production	3,488	3,212	10,043	8,847
	$20,370	$19,551	$59,359	$57,137
Segment profit (loss)
Motion Pictures	$193,661	$119,878	$316,212	$263,393
Television Production	(5,140)	(8,171)	16,572	5,317
	$188,521	$111,707	$332,784	$268,710

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Company’s total segment profit	$188,521	$111,707	$332,784	$268,710
Shared services and corporate expenses (1)	(45,207)	(27,349)	(126,761)	(86,137)
Depreciation and amortization	(1,530)	(2,020)	(4,766)	(6,240)
Operating income	141,784	82,338	201,257	176,333
Interest expense	(15,574)	(22,774)	(52,560)	(73,549)
Interest and other income	1,771	1,079	4,750	3,058
Loss on extinguishment of debt	—	(14,652)	(36,653)	(23,811)
Equity interests income (loss)	(1,321)	(3,512)	13,158	(1,902)
Income before income taxes	$126,660	$42,479	$129,952	$80,129
________________________

(1)	The following table presents general and administrative expenses for shared services and corporate expenses not allocated to segment general and administrative expenses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Share-based compensation expense	$12,064	$8,997	$52,199	$25,645
Severance and transaction costs related to the acquisition of Summit	—	—	—	2,027
Other shared services and corporate expenses	33,143	18,352	74,562	58,465
	$45,207	$27,349	$126,761	$86,137
The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2013 and March 31, 2013:

	December 31, 2013			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$601,060	$238,244	$839,304	$551,400	$235,750	$787,150
Investment in films and television programs, net	964,796	338,626	1,303,422	1,002,800	241,275	1,244,075
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,860,223	$605,831	$2,466,054	$1,848,567	$505,986	$2,354,553
Other unallocated assets (primarily cash, other assets, and equity method investments)			444,506			406,316
Total assets			$2,910,560			$2,760,869

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$212,598	$171,893	$432,208	$436,427
Television Production	142,049	108,862	260,735	267,448
	$354,647	$280,755	$692,943	$703,875

Purchases of property and equipment amounted to $2.7 million and $6.1 million for the three and nine months ended December 31, 2013, respectively, and $1.1 million and $2.1 million for the three and nine months ended December 31, 2012, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

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

The following tables present condensed consolidating financial information as of December 31, 2013 and March 31, 2013, and for the nine months ended December 31, 2013 and 2012 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$750	$44,586	$30,066	$—	$75,402
Restricted cash	—	40,443	—	—	40,443
Accounts receivable, net	684	3,565	835,055	—	839,304
Investment in films and television programs, net	235	6,394	1,295,731	1,062	1,303,422
Property and equipment, net	—	12,295	411	—	12,706
Equity method investments	—	3,295	173,312	—	176,607
Goodwill	10,173	—	313,155	—	323,328
Other assets	4,233	66,421	5,381	(6,460)	69,575
Deferred tax assets	4,327	51,899	13,547	—	69,773
Subsidiary investments and advances	1,202,359	971,773	1,602,882	(3,777,014)	—
	$1,222,761	$1,200,671	$4,269,540	$(3,782,412)	$2,910,560
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$194,119	$—	$—	$—	$194,119
Senior secured second-priority notes	225,000	—	—	—	225,000
July 2013 Term Loan	222,664	—	—	—	222,664
Accounts payable and accrued liabilities	14,462	51,235	239,314	83	305,094
Participations and residuals	—	3,408	444,770	238	448,416
Film obligations and production loans	—	—	573,949	—	573,949
Convertible senior subordinated notes	—	150,672	—	—	150,672
Deferred revenue	—	12,342	259,798	—	272,140
Intercompany payable	48,010	1,237,578	1,627,355	(2,912,943)	—
Shareholders’ equity (deficiency)	518,506	(254,564)	1,124,354	(869,790)	518,506
	$1,222,761	$1,200,671	$4,269,540	$(3,782,412)	$2,910,560

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$6,748	$20,989	$1,889,642	$(8,983)	$1,908,396
EXPENSES:
Direct operating	(254)	(2,933)	968,943	—	965,756
Distribution and marketing	2	2,490	548,005	—	550,497
General and administration	1,344	124,084	61,093	(401)	186,120
Depreciation and amortization	—	1,608	3,158	—	4,766
Total expenses	1,092	125,249	1,581,199	(401)	1,707,139
OPERATING INCOME (LOSS)	5,656	(104,260)	308,443	(8,582)	201,257
Other expenses (income):
Interest expense	12,496	70,840	20,036	(50,812)	52,560
Interest and other income	(33,592)	(4,838)	(17,132)	50,812	(4,750)
Loss on extinguishment of debt	2,600	34,053	—	—	36,653
Total other expenses (income)	(18,496)	100,055	2,904	—	84,463
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	24,152	(204,315)	305,539	(8,582)	116,794
Equity interests income (loss)	74,296	298,123	18,328	(377,589)	13,158
INCOME (LOSS) BEFORE INCOME TAXES	98,448	93,808	323,867	(386,171)	129,952
Income tax provision (benefit)	(4,437)	19,512	67,244	(55,252)	27,067
NET INCOME (LOSS)	102,885	74,296	256,623	(330,919)	102,885
Foreign currency translation adjustments	3,334	(59)	26,082	(25,253)	4,104
Net unrealized loss on foreign exchange contracts	—	—	(770)	—	(770)
COMPREHENSIVE INCOME (LOSS)	$106,219	$74,237	$281,935	$(356,172)	$106,219

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(630,884)	$761,836	$14,882	$—	$145,834
INVESTING ACTIVITIES:
Proceeds from the sale of a portion of equity method investee	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(16,500)	—	(17,250)
Dividends from equity method investee in excess of earnings	—	—	4,169	—	4,169
Repayment of loans receivable	—	—	4,275	—	4,275
Purchases of property and equipment	—	(4,276)	(1,840)	—	(6,116)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(5,026)	(896)	—	(5,922)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	319,119	463,100	—	—	782,219
Senior revolving credit facility - repayments	(125,000)	(801,574)	—	—	(926,574)
Senior secured second-priority notes - borrowings, net of deferred financing costs	223,756	—	—	—	223,756
Senior secured second-priority notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
July 2013 Term Loan - borrowings, net of deferred financing costs	216,884	—	—	—	216,884
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	359,582	—	359,582
Production loans - repayments	—	—	(301,385)	—	(301,385)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Exercise of stock options	10,869	—	—	—	10,869
Tax withholding required on equity awards	(14,376)	—	—	—	(14,376)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	631,252	(749,058)	(6,803)	—	(124,609)
NET CHANGE IN CASH AND CASH EQUIVALENTS	368	7,752	7,183	—	15,303
FOREIGN EXCHANGE EFFECTS ON CASH	(210)	—	(2,054)	—	(2,264)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$750	$44,586	$30,066	$—	$75,402

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
STATEMENT OF INCOME
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,678	$(304,987)	$521,568	$—	$218,259
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	6,354
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(1,863)	(223)	—	(2,086)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,863)	8,383	—	6,520
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings, net of deferred financing costs	—	1,089,120	—	—	1,089,120
Senior revolving credit facility - repayments	—	(758,200)	—	—	(758,200)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	(3,270)
Summit Term Loan - repayments	—	—	(484,664)	—	(484,664)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Production loans - borrowings	—	—	263,124	—	263,124
Production loans - repayments	—	—	(321,603)	—	(321,603)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	(500)
Change in restricted cash collateral associated with financing activities	—	—	(12,769)	—	(12,769)
Exercise of stock options	2,897	—	—	—	2,897
Tax withholding required on equity awards	(4,939)	—	—	—	(4,939)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,042)	320,011	(560,122)	—	(242,153)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(364)	13,161	(30,171)	—	(17,374)
FOREIGN EXCHANGE EFFECTS ON CASH	(7)	—	1,271	—	1,264
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$190	$13,638	$34,360	$—	$48,188

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2013, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 17 months from December 31, 2013:

December 31, 2013
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£7.5	in exchange for	$12.1	£0.62
Australian Dollar	A$79.8	in exchange for	$71.0	A$1.12
Euro	€11.6	in exchange for	$15.6	€0.74
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2013 were losses of $0.1 million and $0.8 million, respectively (2012 - gains of $0.1 million and $0.1 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of December 31, 2013, $0.4 million was included in accounts payable and accrued liabilities (March 31, 2013 - $0.3 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities is presented below:

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in thousands)
Non-cash financing activities:
Principal amount of February 2005 3.625% Notes converted into 1,107,950 common shares	$—	$15,825
Principal amount of April 2009 3.625% Notes converted into 122,060 common shares	—	2,072
Principal amount of January 2012 4.00% Notes converted into 299,999 common shares	3,150	—
	$3,150	$17,897

There were no non-cash investing activities for the nine months ended December 31, 2013 and 2012.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., Australia and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2013 and 2012.
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
Recent Developments

Dividends Declared. On December 18, 2013, our Board of Directors declared a quarterly dividend of $0.05 per common share payable on February 7, 2014, to shareholders of record as of December 31, 2013.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of income. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 8 to our unaudited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.9 million and $5.3 million on our total revenue in the three and nine months ended December 31, 2013, respectively.
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
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the various jurisdictions in which we operate. The income tax provision in the period is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period plus or minus the tax effects of items that relate discretely to the period, if any. Our tax provision and effective tax rate could fluctuate significantly based on changes in the level of expected annual income, in total and by tax jurisdiction, and the tax planning opportunities available to us in the various jurisdictions in which we operate.
Goodwill. Goodwill is reviewed annually for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2014 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for our fiscal year beginning April 1, 2013. During the three and nine months ended December 31, 2013, we did not have any significant amounts reclassified out of accumulated other comprehensive loss.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
The following table sets forth the components of consolidated revenue by segment for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$757.6	$673.5	$84.1	12.5%
Television Production	82.3	70.1	12.2	17.4%
	$839.9	$743.6	$96.3	13.0%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$193.4	$221.9	$(28.5)	(12.8)%
Television Production	7.3	11.1	(3.8)	(34.2)%
	$200.7	$233.0	$(32.3)	(13.9)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the three months ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$277.6	$192.9	$84.7	43.9%
Home Entertainment	193.4	221.9	(28.5)	(12.8)%
Television	105.8	98.8	7.0	7.1%
International	117.1	89.5	27.6	30.8%
Lionsgate UK	55.9	36.6	19.3	52.7%
Other	7.8	33.8	(26.0)	(76.9)%
	$757.6	$673.5	$84.1	12.5%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
A Madea Christmas	December 2013	The Twilight Saga: Breaking Dawn - Part 2	November 2012
The Hunger Games: Catching Fire	November 2013	Alex Cross	October 2012
Ender's Game	November 2013	Sinister	October 2012
Theatrical revenue of $277.6 million increased $84.7 million in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in theatrical revenue is due primarily to the performance of the titles listed in the table above, which included in the three months ended December 31, 2013, the successful box office performance of The Hunger Games: Catching Fire from our Fiscal 2014 Theatrical Slate.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Red 2	November 2013	Step Up Revolution	November 2012
Now You See Me	September 2013	The Expendables 2	November 2012
The Big Wedding	August 2013	Madea's Witness Protection	October 2012
Fiscal 2013 Theatrical Slate:		Cabin In The Woods	September 2012
The Twilight Saga: Breaking Dawn - Part 2	March 2013	What To Expect When You're Expecting	September 2012
Fiscal 2012 Theatrical Slate:		Safe	September 2012
The Hunger Games	August 2012	Fiscal 2012 Theatrical Slate:
Managed Brands and Other:		The Hunger Games	August 2012
Kevin Hart: Let Me Explain	October 2013	Managed Brands and Other:
The Frozen Ground	October 2013	Arbitrage	December 2012
Mud	August 2013	Fire with Fire	November 2012
		2016: Obama's America	October 2012
Summit Titles Released Theatrically Pre-Acquisition
		The Twilight Saga: Breaking Dawn - Part 1	February 2012

The following table sets forth the components of home entertainment revenue by product category for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$28.7	$25.0	$53.7	$—	$—	$—
Fiscal 2013 Theatrical Slate	15.1	8.1	23.2	61.4	20.1	81.5
Fiscal 2012 Theatrical Slate	9.8	1.0	10.8	7.0	23.7	30.7
Fiscal 2011 Theatrical Slate	2.3	0.5	2.8	2.1	0.4	2.5
Fiscal 2010 & Prior Theatrical Slates	3.0	1.3	4.3	3.4	1.9	5.3
Total Theatrical Slates	58.9	35.9	94.8	73.9	46.1	120.0
Summit Titles Released Theatrically Pre-Acquisition	12.8	1.6	14.4	17.0	3.9	20.9
Managed Brands and Other (2)	58.7	25.5	84.2	54.2	26.8	81.0
	$130.4	$63.0	$193.4	$145.1	$76.8	$221.9
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands and Other consists of direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $193.4 million decreased $28.5 million, or 12.8%, in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The decrease in home entertainment revenue is primarily due to the significant contribution in the three months ended December 31, 2012 of The Expendables 2 from our Fiscal 2013 Theatrical Slate and The Hunger Games from our Fiscal 2012 Theatrical Slate, and to a lesser extent, a decrease in home entertainment revenue from Summit titles released theatrically pre-acquisition due to the static nature of this product category. These decreases were offset in part by an increase in the home entertainment revenues generated by our Managed Brands and Other product category.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Sinister	Good Deeds
Snitch	The Hunger Games
Temptation: Confessions of a Marriage Counselor	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 2	The Twilight Saga: Breaking Dawn - Part 1
Warm Bodies	The Twilight Saga: New Moon

The following table sets forth the components of television revenue by product category for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2014 Theatrical Slate	$7.3	$—
Fiscal 2013 Theatrical Slate	65.9	4.2
Fiscal 2012 Theatrical Slate	3.1	22.7
Fiscal 2011 Theatrical Slate	0.4	11.9
Fiscal 2010 & Prior Theatrical Slates	13.1	5.6
Total Theatrical Slates	89.8	44.4
Summit Titles Released Theatrically Pre-Acquisition	6.8	47.7
Managed Brands and Other	9.2	6.7
	$105.8	$98.8

Television revenue included in motion pictures revenue of $105.8 million increased $7.0 million, or 7.1%, in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase in television revenue in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, is mainly due to the revenues generated by the titles and product categories listed above.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Escape Plan	The Twilight Saga: Breaking Dawn - Part 2
Now You See Me	Step Up Revolution
Red 2
The Hunger Games: Catching Fire
Fiscal 2013 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2

The following table sets forth the components of international revenue by product category for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$86.4	$—
Fiscal 2013 Theatrical Slate	16.3	67.2
Fiscal 2012 Theatrical Slate	0.6	4.7
Fiscal 2011 Theatrical Slate	0.6	0.7
Fiscal 2010 & Prior Theatrical Slates	0.8	1.2
Total Theatrical Slates	104.7	73.8
Summit Titles Released Theatrically Pre-Acquisition	8.3	11.1
Managed Brands and Other	4.1	4.6
	$117.1	$89.5

International revenue included in motion pictures revenue of $117.1 million increased $27.6 million, or 30.8%, in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase in international revenue in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, is mainly due to the revenues generated by the titles and product categories listed above, which included revenue from The Hunger Games: Catching Fire and Red 2 from our Fiscal 2014 Theatrical Slate in the three months ended December 31, 2013.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	The Expendables 2
Lionsgate UK and third party product:	What to Expect When You're Expecting
Olympus Has Fallen	Fiscal 2012 Theatrical Slate:
Managed Brands and Other:	The Hunger Games
Redemption	Lionsgate UK and third party product:
Magic Mike
Keith Lemon: The Film

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$20.3	$—
Fiscal 2013 Theatrical Slate	2.3	11.5
Fiscal 2012 Theatrical Slate	3.5	5.0
Fiscal 2011 Theatrical Slate	0.3	1.5
Fiscal 2010 & Prior Theatrical Slate	0.4	0.4
Total Theatrical Slates	26.8	18.4
Lionsgate UK and third party product	22.0	13.9
Managed Brands and Other	7.1	4.3
	$55.9	$36.6
Lionsgate UK revenue of $55.9 million increased $19.3 million, or 52.7%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in Lionsgate UK revenue in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 is mainly due to the revenue generated by the titles and product categories listed above, which included revenue from The Hunger Games: Catching Fire from our Fiscal 2014 Theatrical Slate in the three months ended December 31, 2013.
Television Production Revenue
Television production revenue of $82.3 million increased $12.2 million, or 17.4%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$52.0	$40.3	$11.7	29.0%
International	20.5	17.4	3.1	17.8%
Home entertainment revenue from television production	7.3	11.1	(3.8)	(34.2)%
Other	2.5	1.3	1.2	92.3%
	$82.3	$70.1	$12.2	17.4%

Television production revenue increased in the three months ended December 31, 2013, mainly due to higher domestic television, international, and other revenue, offset slightly by lower home entertainment revenue from television production in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Television Production - Domestic Television
The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31,
2013	2012
Anger Management	Boss - Season 2
Are We There Yet?	Family Feud - Seasons 5 & 6
Family Feud - Seasons 6 & 7	Flea Market Flip - Season 1
Flea Market Flip - Season 3	House of Payne
House of Payne	Meet the Browns
Meet the Browns	Nashville - Season 1
Nashville - Season 2	Next Caller (Pilot)
Orange Is the New Black - Season 2	The Wendy Williams Show - Seasons 3 & 4
Tequila Sisters
The Royals (Pilot)
The Wendy Williams Show - Seasons 4 & 5
Domestic television revenue of $52.0 million increased $11.7 million, or 29.0%, in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase is primarily due to an increase in television episodes delivered during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Television episodes delivered for original exhibition during the three months ended December 31, 2013 and 2012 included the following significant new series deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		December 31, 2013				December 31, 2012
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	11	5.5	Nashville Season 1	1hr	8	8.0
Nashville Season 2	1hr	8	8.0
Orange Is The New Black - Season 2	1hr	2	2.0
		21	15.5			8	8.0

Television Production - International Revenue
International revenue in the three months ended December 31, 2013 increased as compared to the three months ended December 31, 2012. International revenue in the three months ended December 31, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 and 6), and Nashville (Seasons 1 and 2). International revenue in the three months ended December 31, 2012 primarily included revenue from The Jeremy Kyle Show (Seasons 1 and 2), Mad Men (Seasons 3, 4 and 5), Weeds (Season 8), and the Anger Management television series.

Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in packaged media revenue, which amounted to $5.1 million in the three months ended December 31, 2013, as compared to $9.0 million in the three months ended December 31, 2012. Digital media revenue amounted to $2.2 million in the three months ended December 31, 2013, as compared to $2.1 million in the three months ended December 31, 2012.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended December 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$207.1	$53.3	$260.4	$216.9	$47.3	$264.2
Participation and residual expense	117.8	20.0	137.8	118.9	17.5	136.4
Other expenses	(0.8)	0.1	(0.7)	1.7	—	1.7
	$324.1	$73.4	$397.5	$337.5	$64.8	$402.3
Direct operating expenses as a percentage of segment revenues	42.8%	89.2%	47.3%	50.1%	92.4%	54.1%
Direct operating expenses of the motion pictures segment of $324.1 million for the three months ended December 31, 2013 were 42.8% of motion pictures revenue, compared to $337.5 million, or 50.1% of motion pictures revenue for the three months ended December 31, 2012. The lower percentage drove a decrease in direct operating expenses of the motion pictures segment of $13.4 million, even though motion pictures revenues increased by $84.1 million. The decrease in direct operating expenses of the motion pictures segment as a percentage of motion pictures revenue is primarily due to the performance and mix of titles in our theatrical slates, including The Hunger Games: Catching Fire in the three months ended December 31, 2013. The higher direct operating expense as a percentage of revenues in the three months ended December 31, 2012 was impacted in part by the increase in the film cost of the Summit film assets as a result of recording the film rights of Summit at their estimated fair values upon the application of purchase accounting under generally accepted accounting principles, which resulted in higher amortization cost in the three months ended December 31, 2012 in relation to revenue. Investment in film write-downs of the motion pictures segment during the three months ended December 31, 2013 totaled approximately $3.2 million, compared to $2.5 million for the three months ended December 31, 2012. In the three months ended December 31, 2013, there were two write-downs that individually exceeded $1.0 million, which totaled $2.5 million in the aggregate, and in the three months ended December 31, 2012, there was one write-down that individually exceeded $1.0 million.
Direct operating expenses of the television production segment of $73.4 million for the three months ended December 31, 2013 were 89.2% of television revenue, compared to $64.8 million, or 92.4%, of television revenue for the three months ended December 31, 2012. The increase in direct operating expenses is due to an increase in television production revenue in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. In the three months ended December 31, 2013, $3.4 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $7.1 million in the three months ended December 31, 2012. In the three months ended December 31, 2013, there were two write-downs that individually exceeded $1.0 million, which totaled $2.6 million in the aggregate, and in the three months ended December 31, 2012, there were two write-downs that individually exceeded $1.0 million, which totaled $6.2 million in the aggregate.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$147.7	$—	$147.7	$127.0	$—	$127.0
Home Entertainment	51.8	3.9	55.7	50.2	3.5	53.7
Television	0.5	3.3	3.8	0.5	4.9	5.4
International	4.3	3.0	7.3	2.3	1.2	3.5
Lionsgate UK	17.2	0.3	17.5	18.2	0.5	18.7
Other	1.5	—	1.5	1.7	0.1	1.8
	$223.0	$10.5	$233.5	$199.9	$10.2	$210.1
The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the three months ended December 31, 2013 of $147.7 million increased $20.7 million, compared to $127.0 million in the three months ended December 31, 2012, primarily due to an increase in the number of theatrical wide releases in the three months ended December 31, 2013, offset in part by a decrease of P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the three months ended December 31, 2013 included P&A incurred on the release of All is Lost, A Madea Christmas, Ender's Game, Escape Plan, and The Hunger Games: Catching Fire. Approximately $11.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent and The Legend of Hercules. Domestic theatrical P&A from the motion pictures segment in the three months ended December 31, 2012 included P&A incurred on the release of Alex Cross, Sinister, and The Twilight Saga: Breaking Dawn - Part 2. Approximately $38.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Texas Chainsaw 3D, The Last Stand, and Warm Bodies in the three months ended December 31, 2012. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013 due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended December 31, 2013 of $55.7 million increased $2.0 million, or 3.7%, compared to $53.7 million in the three months ended December 31, 2012. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 27.8% in the three months ended December 31, 2013, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 23.0% in the three months ended December 31, 2012. The increase in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to higher home entertainment distribution and marketing costs relative to home entertainment packaged media revenue.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the three months ended December 31, 2013 of $17.2 million decreased from $18.2 million in the three months ended December 31, 2012.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Gross segment contribution
Motion Pictures	$210.5	$136.2	$74.3	54.6%
Television Production	(1.7)	(5.0)	3.3	(66.0)%
	$208.8	$131.2	$77.6	59.1%
Gross segment contribution of the motion pictures segment for the three months ended December 31, 2013 of $210.5 million increased $74.3 million, or 54.6%, as compared to the three months ended December 31, 2012. The increase in gross segment contribution of the motion pictures segment is due to an increase in motion pictures segment revenues, while incurring lower motion pictures segment direct operating expenses, offset slightly by an increase in motion pictures segment distribution and marketing expenses. The gross segment contribution of the motion pictures segment is primarily driven by the performance of our theatrical slates and, in the three months ended December 31, 2013, reflects the performance of The Hunger Games: Catching Fire, and to a lesser extent, contributions from Red 2 and Now You See Me. This compared to contributions from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 2, The Expendables 2, Step Up Revolution, New Moon and Safe in the three months ended December 31, 2012.
Gross segment contribution of the television segment for the three months ended December 31, 2013 of $(1.7) million increased $3.3 million, or 66.0%, as compared to the three months ended December 31, 2012. The increase in gross segment contribution of the television production segment is due to an increase in television production segment revenues, and lower direct operating expenses as a percentage of television production revenues. The gross segment contribution of the television production segment is primarily impacted by the performance and mix of television series and an increase in television episodes delivered in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. In particular, the three months ended December 31, 2013 included contributions from Anger Management and Orange Is The New Black, as compared to contributions from Mad Men and Weeds in the three months ended December 31, 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$16.9	$16.3	$0.6	3.7%
Television Production	3.5	3.2	0.3	9.4%
Shared services and corporate expenses, excluding items below	33.1	18.4	14.7	79.9%
General and administrative expenses before share-based compensation expense:	53.5	37.9	15.6	41.2%
Share-based compensation expense	12.1	9.0	3.1	34.4%
Total general and administrative expenses	$65.6	$46.9	$18.7	39.9%
Total general and administrative expenses as a percentage of revenue	7.8%	6.3%
General and administrative expenses excluding share-based compensation expense, as a percentage of revenue	6.4%	5.1%
Total General and Administrative Expenses
General and administrative expenses increased by $18.7 million primarily due to increases in shared services and corporate expenses, share-based compensation.

Shared services and corporate expenses excluding share-based compensation expense increased $14.7 million mainly due to increases in incentive related compensation, professional fees, and accrual for legal matters.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$5.4	$1.2	$4.2	NM
Restricted share units and other share-based compensation	6.6	4.6	2.0	43.5%
Stock appreciation rights	0.1	3.2	(3.1)	(96.9)%
	$12.1	$9.0	$3.1	34.4%
______________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $1.5 million for the three months ended December 31, 2013 decreased $0.5 million from $2.0 million in the three months ended December 31, 2012.
Interest expense of $15.6 million for the three months ended December 31, 2013 decreased $7.2 million, or 31.6%, from $22.8 million in the three months ended December 31, 2012. The following table sets forth the components of interest expense for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.8	$3.5
Convertible senior subordinated notes	1.2	1.0
Senior secured second-priority notes	2.9	11.2
Term loans	2.9	1.1
Other	1.7	1.4
	11.5	18.2
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	2.2	2.0
Senior secured second-priority notes	—	0.2
Term loans	0.1	—
Amortization of deferred financing costs	1.8	2.4
	4.1	4.6
	$15.6	$22.8
Interest and other income was $1.8 million in the three months ended December 31, 2013, compared to $1.1 million in the three months ended December 31, 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2013 and 2012:

	December 31, 2013	Three Months Ended
		December 31,
	Ownership Percentage	2013	2012
		(Amounts in millions)
Studio 3 Partners, LLC (“EPIX”) (1)	31.2%	$5.6	$0.7
TVGN (1)	50.0%	(5.2)	(4.5)
Defy Media Group	20.0%	(1.8)	(0.5)
Roadside Attractions, LLC ("Roadside Attractions")	43.0%	0.1	0.4
Horror Entertainment, LLC (“FEARnet”)	34.5%	—	0.4
		$(1.3)	$(3.5)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and TVGN. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our unaudited consolidated financial statements).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was nil for the three months ended December 31, 2013, compared to a loss on extinguishment of debt of $14.7 million for the three months ended December 31, 2012, primarily due to the accelerated pay-off of our Summit Term Loan, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $14.6 million.

Income Tax Provision

We had an income tax expense of $37.9 million, or 29.9%, of income before income taxes (i.e., effective rate) in the three months ended December 31, 2013, compared to an expense of $4.6 million, or 10.9%, of income before income taxes in the three months ended December 31, 2012. Our tax provision in the prior period was impacted by certain discrete items and changes in our valuation allowance, as discussed below. Excluding these items, our effective tax rate was 29.9% and 36.2% for the three months ended December 31, 2013 and 2012, respectively. The decrease in our effective tax rate from the prior period reflects the implementation of certain business and financing strategies. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future based on changes in the level of expected annual income, in total and by tax jurisdiction, and the tax planning opportunities available to us in the various jurisdictions in which we operate.
For the three months ended December 31, 2012, the tax provision included a tax benefit for changes to our valuation allowance on our net deferred tax assets and other discrete items, impacting our effective tax rate by a benefit of 25.3%, which reconciles to our reported effective tax rate.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2014 as compared to fiscal 2013.

Net Income
Net income for the three months ended December 31, 2013 was $88.8 million, or basic net income per common share of $0.64 on 137.9 million weighted average common shares outstanding and diluted net income per common share of $0.59 on 155.1 million weighted average common shares outstanding. This compares to net income for the three months ended December 31, 2012 of $37.8 million, or basic net income per common share of $0.28 on 135.0 million weighted average common shares outstanding and diluted net income per common share of $0.27 on 149.8 million weighted average common shares outstanding.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

The following table sets forth the components of consolidated revenue by segment for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Consolidated Revenue
Motion Pictures	$1,630.6	$1,688.1	$(57.5)	(3.4)%
Television Production	277.8	234.3	43.5	18.6%
	$1,908.4	$1,922.4	$(14.0)	(0.7)%
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$560.0	$616.5	$(56.5)	(9.2)%
Television Production	20.1	41.0	(20.9)	(51.0)%
	$580.1	$657.5	$(77.4)	(11.8)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine months ended December 31, 2013 and 2012.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$442.6	$446.8	$(4.2)	(0.9)%
Home Entertainment	560.0	616.5	(56.5)	(9.2)%
Television	177.2	171.4	5.8	3.4%
International	284.9	246.1	38.8	15.8%
Lionsgate UK	115.4	117.5	(2.1)	(1.8)%
Other	50.5	89.8	(39.3)	(43.8)%
	$1,630.6	$1,688.1	$(57.5)	(3.4)%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013		2012
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	November 2013	The Twilight Saga: Breaking Dawn - Part 2	November 2012
Ender's Game	November 2013	The Expendables 2	August 2012
Red 2	July 2013	Madea's Witness Protection	June 2012
Now You See Me	May 2013	Fiscal 2012 Theatrical Slate:
		The Hunger Games	March 2012
Theatrical revenue of $442.6 million decreased $4.2 million, or 0.9%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. Theatrical revenue is driven by the performance and timing of the releases listed in the above table. Theatrical revenue decreased only slightly from the nine months ended December 31, 2012 which included significant revenues from The Hunger Games (released on March 25, 2012) and The Twilight Saga: Breaking Dawn - Part 2 as compared to the nine months ended December 31, 2013 which included the successful box office performance of The Hunger Games: Catching Fire and Now You See Me.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Red 2	November 2013	The Expendables 2	November 2012
Now You See Me	September 2013	Madea's Witness Protection	October 2012
The Big Wedding	August 2013	Cabin In The Woods	September 2012
		What To Expect When You're Expecting	September 2012
		Safe	September 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	July 2013	The Hunger Games	August 2012
Snitch	June 2013	Good Deeds	June 2012
Warm Bodies	June 2013	Man On A Ledge	May 2012
The Last Stand	May 2013	One For The Money	May 2012
The Impossible	April 2013
The Twilight Saga: Breaking Dawn - Part 2	March 2013	Summit Titles Released Theatrically Pre-Acquisition:
Fiscal 2012 Theatrical Slate:		The Darkest Hour	April 2012
The Hunger Games	August 2012	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands and Other:		Managed Brands and Other:
Mud	August 2013	Haywire	May 2012

The following table sets forth the components of home entertainment revenue by product category for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$66.0	$26.7	$92.7	$—	$—	$—
Fiscal 2013 Theatrical Slate	94.7	81.0	175.7	95.7	21.0	116.7
Fiscal 2012 Theatrical Slate	15.8	3.8	19.6	171.6	52.3	223.9
Fiscal 2011 Theatrical Slate	5.7	1.6	7.3	5.0	1.1	6.1
Fiscal 2010 & Prior Theatrical Slates	7.9	3.5	11.4	11.6	4.6	16.2
Total Theatrical Slates	190.1	116.6	306.7	283.9	79.0	362.9
Summit Titles Released Theatrically Pre-Acquisition	23.0	5.7	28.7	33.3	33.2	66.5
Managed Brands and Other (2)	162.9	61.7	224.6	131.5	55.6	187.1
	$376.0	$184.0	$560.0	$448.7	$167.8	$616.5
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through or “EST,” and digital rental.

(2)	Managed Brands and Other consists of direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $560.0 million decreased $56.5 million, or 9.2%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates and titles as listed above, and in particular, the successful performance of The Hunger Games, from the Fiscal 2012 Theatrical Slate, in the nine months ended December 31, 2012, and from Summit titles released theatrically pre-acquisition due to the static nature of this product category. These decreases were offset in part by an increase in the contribution of revenue by our Managed Brands and Other titles in the nine months ended December 31, 2013.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Snitch	The Hunger Games
Temptation: Confessions of a Marriage Counselor	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 2	Knowing
The Possession	The Twilight Saga: Breaking Dawn - Part 1
Warm Bodies	The Twilight Saga: New Moon

The following table sets forth the components of television revenue by product category for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Television revenues
Fiscal 2014 Theatrical Slate	$7.3	$—
Fiscal 2013 Theatrical Slate	90.9	4.2
Fiscal 2012 Theatrical Slate	3.5	43.9
Fiscal 2011 Theatrical Slate	8.1	12.1
Fiscal 2010 & Prior Theatrical Slates	24.6	23.5
Total Theatrical Slates	134.4	83.7
Summit Titles Released Theatrically Pre-Acquisition	21.2	72.8
Managed Brands and Other	21.6	14.9
	$177.2	$171.4

Television revenue included in motion pictures revenue of $177.2 million increased $5.8 million, or 3.4%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase in television revenue in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012, is due to the revenues generated by the titles and product categories listed above.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Escape Plan	Cold Light of Day
Now You See Me	Step Up Revolution
Red 2	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games: Catching Fire	What To Expect When You're Expecting
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Last Stand	The Hunger Games
The Twilight Saga: Breaking Dawn - Part 2	Summit Titles Released Theatrically Pre-Acquisition:
Warm Bodies	The Twilight Saga: Breaking Dawn - Part I

The following table sets forth the components of international revenue by product category for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$153.8	$—
Fiscal 2013 Theatrical Slate	79.9	122.1
Fiscal 2012 Theatrical Slate	3.2	50.1
Fiscal 2011 Theatrical Slate	3.9	2.7
Fiscal 2010 & Prior Theatrical Slates	3.6	3.6
Total Theatrical Slates	244.4	178.5
Summit Titles Released Theatrically Pre-Acquisition	28.9	55.8
Managed Brands and Other	11.6	11.8
	$284.9	$246.1

International revenue included in motion pictures revenue of $284.9 million increased $38.8 million, or 15.8%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase in international revenue in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012, is mainly due to the revenues generated by the titles and product categories listed above, which included revenue from The Hunger Games: Catching Fire from our Fiscal 2014 Theatrical Slate in the nine months ended December 31, 2013.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013	2012
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	The Expendables 2
Fiscal 2012 Theatrical Slate:
The Hunger Games
Lionsgate UK and third party product:	Lionsgate UK and third party product:
Olympus Has Fallen	Magic Mike
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$21.1	$—
Fiscal 2013 Theatrical Slate	20.1	21.0
Fiscal 2012 Theatrical Slate	6.7	33.4
Fiscal 2011 Theatrical Slate	1.3	3.8
Fiscal 2010 & Prior Theatrical Slates	1.5	2.3
Total Theatrical Slates	50.7	60.5
Lionsgate UK and third party product	49.2	44.5
Managed Brands and Other	15.5	12.5
	$115.4	$117.5
Lionsgate UK revenue of $115.4 million decreased $2.1 million, or 1.8%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The decrease in Lionsgate UK revenue in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 is mainly due to the revenue generated by the titles and product categories listed above.
Television Production Revenue
Television production revenue of $277.8 million increased $43.5 million, or 18.6%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$194.4	$154.6	$39.8	25.7%
International	59.3	37.2	22.1	59.4%
Home entertainment revenue from television production	20.1	41.0	(20.9)	(51.0)%
Other	4.0	1.5	2.5	166.7%
	$277.8	$234.3	$43.5	18.6%

Television production revenue increased in the nine months ended December 31, 2013, mainly due to higher revenue from domestic television, international, and other revenue, offset in part by a decrease in the home entertainment category of television production in the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.

Television Production - Domestic Television
The following table sets forth the titles contributing approximately two percent or more of domestic television revenue for the nine months ended December 31, 2013 and 2012:

Nine Months Ended December 31,
2013	2012
Anger Management	Anger Management
Are We There Yet?	Boss - Season 2
Family Feud - Season 6	Family Feud - Season 5
House of Payne	House of Payne
Mad Men - Season 6	The Jeremy Kyle Show - Season 1
Meet the Browns	Meet the Browns
Nashville - Seasons 1 & 2	Nashville - Season 1
Orange Is the New Black - Seasons 1 & 2	Weeds - Seasons 7 & 8
The Wendy Williams Show - Seasons 4 & 5	The Wendy Williams Show - Seasons 3 & 4
Domestic television revenue of $194.4 million increased $39.8 million, or 25.7%, in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase is primarily due to an increase in the number of television episodes delivered in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. Television episodes delivered for original exhibition during the nine months ended December 31, 2013 and 2012 included the following significant new series deliveries as shown in the table below:

		Nine Months Ended				Nine Months Ended
		December 31, 2013				December 31, 2012
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	31	15.5	Anger Management	1/2hr	10	5.0
Nashville - Season 1	1hr	6	6.0	Weeds - Season 8	1/2hr	13	6.5
Nashville - Season 2	1hr	10	10.0	Boss - Season 2	1hr	10	10.0
Orange Is The New Black - Season 1	1hr	5	5.0	Nashville - Season 1	1hr	8	8.0
Orange Is The New Black - Season 2	1hr	2	2.0
Mad Men - Season 6	1hr	11	11.0
		65	49.5			41	29.5

Television Production - International Revenue
International revenue in the nine months ended December 31, 2013 increased as compared to the nine months ended December 31, 2012, primarily due to the Anger Management television series. International revenue in the nine months ended December 31, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Seasons 1 & 2), and Orange Is The New Black (Season 1). International revenue in the nine months ended December 31, 2012 primarily included revenue from Anger Management, Boss (Season 1), Mad Men (Seasons 4 & 5), and The Jeremy Kyle Show (Season 1).
Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue, and to a lesser extent, due to a decrease in packaged media revenue. Digital media revenue was $10.0 million in the nine months ended December 31, 2013, as compared to $26.0 million in the nine months ended December 31, 2012, while packaged media revenue was $10.1 million in the nine months ended December 31, 2013, as compared to $15.0 million in the nine months ended December 31, 2012. The decrease in digital media revenue is primarily due to a licensing contract which resulted in digital media revenue for Weeds (Seasons 6 & 7) in the nine months ended December 31, 2012, with no comparable revenue in the nine months ended December 31, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended			Nine Months Ended
	December 31, 2013			December 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$473.2	$163.6	$636.8	$517.3	$141.6	$658.9
Participation and residual expense	264.9	64.1	329.0	254.6	55.0	309.6
Other expenses	(0.8)	0.8	—	2.6	0.3	2.9
	$737.3	$228.5	$965.8	$774.5	$196.9	$971.4
Direct operating expenses as a percentage of segment revenues	45.2%	82.3%	50.6%	45.9%	84.0%	50.5%

Direct operating expenses of the motion pictures segment of $737.3 million for the nine months ended December 31, 2013 decreased as compared to $774.5 million for the nine months ended December 31, 2012. The decrease in direct operating expenses of $37.2 million is primarily due to a decrease in motion pictures revenue in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. Direct operating expenses as a percentage of motion pictures revenue were 45.2% in the nine months ended December 31, 2013, and were comparable to direct operating expenses as a percentage of motion pictures revenue of 45.9% in the nine months ended December 31, 2012. Investment in film write-downs of the motion pictures segment during the nine months ended December 31, 2013 totaled approximately $8.8 million, compared to $4.7 million for the nine months ended December 31, 2012. In the nine months ended December 31, 2013, there were four write-downs that individually exceeded $1.0 million, which totaled $6.7 million in the aggregate, and in the nine months ended December 31, 2012, there were two write-downs that individually exceeded $1.0 million, which totaled $3.0 million in the aggregate.
Direct operating expenses of the television production segment of $228.5 million for the nine months ended December 31, 2013 were 82.3% of television revenue, compared to $196.9 million, or 84.0%, of television revenue for the nine months ended December 31, 2012. The increase in direct operating expenses of $31.6 million is due to an increase in television production revenue in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. In the nine months ended December 31, 2013, $11.7 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $12.3 million in the nine months ended December 31, 2012. In the nine months ended December 31, 2013, there were write-downs on four television series that individually exceeded $1.0 million, totaling $9.4 million in the aggregate, and in the nine months ended December 31, 2012, there were write-downs on four television series that individually exceeded $1.0 million, totaling $10.5 million in the aggregate.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended			Nine Months Ended
	December 31, 2013			December 31, 2012
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$337.3	$0.1	$337.4	$379.5	$0.1	$379.6
Home Entertainment	135.4	5.7	141.1	151.6	6.4	158.0
Television	1.2	9.4	10.6	2.4	12.1	14.5
International	10.8	6.4	17.2	6.7	3.8	10.5
Lionsgate UK	37.9	0.9	38.8	55.2	0.7	55.9
Other	5.2	0.2	5.4	6.5	0.2	6.7
	$527.8	$22.7	$550.5	$601.9	$23.3	$625.2

The majority of distribution and marketing expenses relate to the motion pictures segment. Theatrical prints and advertising (“P&A”) in the motion pictures segment in the nine months ended December 31, 2013 of $337.3 million decreased $42.2 million, compared to $379.5 million in the nine months ended December 31, 2012, primarily due to a decrease in the P&A incurred on the theatrical releases in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, and to a lesser extent, due to a decrease in the P&A incurred in advance for films to be released in subsequent quarters. Domestic theatrical P&A from the motion pictures segment in the nine months ended December 31, 2013 included P&A incurred on the release of A Madea Christmas, Escape Plan, Ender's Game, Now You See Me, Peeples, Red 2, The Big Wedding, The Hunger Games: Catching Fire and You're Next. Approximately $10.9 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent and The Legend of Hercules. Domestic theatrical P&A from the motion pictures segment in the nine months ended December 31, 2012 included P&A incurred on the release of Alex Cross, Dredd 3D, Madea's Witness Protection, Safe, Sinister, Step Up Revolution, The Expendables 2, The Possession, The Twilight Saga: Breaking Dawn - Part 2, and What to Expect When You're Expecting. Approximately $38.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Texas Chainsaw 3D, The Last Stand, Snitch, and Warm Bodies. We currently expect that distribution and marketing expenses of the motion pictures segment for fiscal 2014 will decrease as compared to fiscal 2013 due to the lower number of pictures we expect to release in fiscal 2014.
Home entertainment distribution and marketing costs on motion pictures and television product in the nine months ended December 31, 2013 of $141.1 million decreased $16.9 million, or 10.7%, compared to $158.0 million in the nine months ended December 31, 2012, primarily due to lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 24.3% in the nine months ended December 31, 2013, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.0% in the nine months ended December 31, 2012, respectively.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the nine months ended December 31, 2013 of $37.9 million decreased from $55.2 million in the nine months ended December 31, 2012.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Gross segment contribution
Motion Pictures	$365.5	$311.7	$53.8	17.3%
Television Production	26.6	14.2	12.4	87.3%
	$392.1	$325.9	$66.2	20.3%
Gross segment contribution of the motion pictures segment for the nine months ended December 31, 2013 of $365.5 million increased $53.8 million, or 17.3%, as compared to the nine months ended December 31, 2012. The increase in gross segment contribution of the motion pictures segment is due to lower motion pictures segment direct operating and distribution and marketing expenses in relation to revenues generated, as discussed in the previous sections above, partially offset by a decrease in motion pictures segment revenues. The gross segment contribution of the motion pictures segment is primarily driven by the performance and mix of titles in our theatrical slates, and in the nine months ended December 31, 2013 reflects the performance of The Hunger Games: Catching Fire, and to a lesser extent, contributions from Now You See Me, Warm Bodies, The Twilight Saga: Breaking Dawn - Part 2, and Snitch. This compared to contributions from The Hunger Games, and to a lesser extent, Man on a Ledge, The Twilight Saga: Breaking Dawn - Part 1, and The Twilight Saga: Breaking Dawn - Part 2 in the nine months ended December 31, 2012.
Gross segment contribution of the television segment for the nine months ended December 31, 2013 of $26.6 million increased $12.4 million, or 87.3%, as compared to the nine months ended December 31, 2012. The increase in gross segment contribution of the television production segment is due to an increase in television production revenue, and lower direct operating expenses as a percentage of television production revenue. The gross segment contribution of the television segment is primarily impacted by the performance and mix of television series and an increase in episodes delivered in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. In particular, the nine months ended December 31, 2013 included contributions from Anger Management, Mad Men, Nurse Jackie, and Orange Is The New Black, as compared to contributions from Anger Management, Mad Men, Nurse Jackie, and Weeds in the nine months ended December 31, 2012.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$49.3	$48.3	$1.0	2.1%
Television Production	10.0	8.8	1.2	13.6%
Shared services and corporate expenses, excluding items below	74.7	58.6	16.1	27.5%
General and administrative expenses before items below:	134.0	115.7	18.3	15.8%
Share-based compensation expense	52.1	25.6	26.5	103.5%
Severance and transaction costs related to the acquisition of Summit	—	2.0	(2.0)	(100.0)%
	52.1	27.6	24.5	88.8%
Total general and administrative expenses	$186.1	$143.3	$42.8	29.9%
Total general and administrative expenses as a percentage of revenue	9.8%	7.5%
General and administrative expenses excluding share-based compensation expense, and acquisition related expenses, as a percentage of revenue	7.0%	6.0%
Total General and Administrative Expenses
General and administrative expenses increased by $42.8 million primarily due to increases in shared services and corporate expenses, and share-based compensation.

Shared services and corporate expenses excluding share-based compensation expense and severance and transaction costs related to the acquisition of Summit, increased $16.1 million mainly due to increases in incentive related compensation, professional fees, and accrual for legal matters.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$15.1	$1.8	$13.3	NM
Restricted share units and other share-based compensation	22.0	16.2	5.8	35.8%
Stock appreciation rights	15.0	7.6	7.4	97.4%
	$52.1	$25.6	$26.5	103.5%
______________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $4.8 million for the nine months ended December 31, 2013 decreased $1.4 million from $6.2 million in the nine months ended December 31, 2012.

Interest expense of $52.6 million for the nine months ended December 31, 2013 decreased $20.9 million, or 28.4%, from $73.5 million in the nine months ended December 31, 2012. The following table sets forth the components of interest expense for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended
	December 31,
	2013	2012
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$8.0	$7.3
Convertible senior subordinated notes	3.6	3.5
Senior secured second-priority notes	18.6	33.5
Term loans	5.2	12.2
Other	4.3	3.3
	39.7	59.8
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	6.4	5.6
Senior secured second-priority notes	0.2	0.6
Term loans	0.2	0.6
Amortization of deferred financing costs	6.1	6.9
	12.9	13.7
	$52.6	$73.5
Interest and other income was $4.8 million in the nine months ended December 31, 2013, compared to $3.1 million in the nine months ended December 31, 2012.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2013 and 2012:

	December 31, 2013	Nine Months Ended
		December 31,
	Ownership Percentage	2013	2012
		(Amounts in millions)
EPIX (1)	31.2%	$21.2	$12.8
TVGN (1) (2)	50.0%	(3.2)	(12.6)
Defy Media Group	20.0%	(5.4)	(3.0)
Roadside Attractions	43.0%	0.2	0.5
FEARnet	34.5%	0.4	0.4
		$13.2	$(1.9)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and TVGN. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our unaudited consolidated financial statements).

(2)
On May 31, 2013, we sold our 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, we recorded a gain of $4.0 million that is included in our equity interest income (loss) for TVGN for the nine months ended December 31, 2013.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $36.7 million for the nine months ended December 31, 2013, primarily resulting from the 10.25% Senior Notes that were called for redemption on July 19, 2013 and redeemed on August 19, 2013 (see Note 5 to our unaudited consolidated financial statements). For the nine months ended December 31, 2012, loss on extinguishment of debt was $23.8 million, primarily due to the accelerated pay-down of our Summit Term Loan during the period, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $22.7 million.

Income Tax Provision

We had an income tax expense of $27.1 million, or 20.8%, of income before income taxes (i.e., effective rate) in the nine months ended December 31, 2013, compared to an expense of $11.0 million, or 13.7%, of income before income taxes in the nine months ended December 31, 2012. Our tax provision was impacted by certain discrete items and changes in our valuation allowance, as discussed below. Excluding these items, our effective tax rate was 31.6% and 37.5%, for the nine months ended December 31, 2013 and 2012, respectively. The decrease in our effective tax rate from the prior period reflects the implementation of certain business and financing strategies. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future based on changes in the level of expected annual income, in total and by tax jurisdiction, and the tax planning opportunities available to us in the various jurisdictions in which we operate.
For the nine months ended December 31, 2013, tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against our net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which in the aggregate, impacted the effective tax rate by 10.8%, which reconciles to the reported effective tax rate. For the nine months ended December 31, 2012, the tax provision included a tax benefit for changes to our valuation allowance on our net deferred tax assets and other discrete items, impacting our effective tax rate by a benefit of 23.8%, which reconciles to our reported effective tax rate.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2014 as compared to fiscal 2013.

Net Income
Net income for the nine months ended December 31, 2013 was $102.9 million, or basic net income per common share of $0.75 on 137.1 million weighted average common shares outstanding and diluted net income per common share of $0.71 on 154.2 million weighted average common shares outstanding. This compares to net income for the nine months ended December 31, 2012 of $69.2 million, or basic net income per common share of $0.52 on 134.2 million weighted average common shares outstanding and diluted net income per common share of $0.51 on 136.7 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at December 31, 2013 primarily consisted of our senior revolving credit facility, senior secured second-priority notes, term loan, and our convertible senior subordinated notes.
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

Corporate Debt
The principal amounts outstanding under our corporate debt as of December 31, 2013 and March 31, 2013 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share	Principal Amounts Outstanding
			December 31,	March 31,
			2013	2013
			(Amounts in thousands)
Senior revolving credit facility (1)	September 2017	N/A	$194,119	$338,474
Senior secured second-priority notes
5.25% Senior Notes (2)	August 2018	N/A	225,000	—
10.25% Senior Notes (3)	N/A	N/A	—	436,000
July 2013 Term Loan (4)	July 2020	N/A	225,000	—
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	$11.50	115	348
April 2009 3.625% Notes	March 2015	$8.25	64,504	64,505
January 2012 4.00% Notes	January 2017	$10.50	41,850	45,000
April 2013 1.25% Notes	April 2018	$30.00	60,000	—
			$810,588	$884,327
 ______________________

(1)
Interest on the senior revolving credit facility is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. As of December 31, 2013, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.67% and 2.70% on borrowings outstanding as of December 31, 2013 and March 31, 2013, respectively).

(2)	Interest on the 5.25% Senior Notes is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014.

(3)	The 10.25% Senior Notes paid interest semi-annually on May 1 and November 1 of each year at a rate of 10.25% per year.

(4)
The July 2013 Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of December 31, 2013 was approximately 5.00%.

Senior Revolving Credit Facility
Availability. At December 31, 2013, there was $605.8 million available (March 31, 2013 — $303.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at December 31, 2013 (March 31, 2013 — $8.5 million).
Commitment Fee. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum, depending on the average balance of borrowings outstanding during the quarter, on the total senior revolving credit facility of $800 million less the amount drawn.
Covenants. The senior revolving credit facility contains a number of affirmative and negative covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2013, we were in compliance with all applicable covenants.

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
5.25% Senior Notes

Transactions. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Notes, due August 1, 2018, in a private placement. See Note 5 to our unaudited consolidated financial statements for further detail and additional key terms.

Guarantees. The 5.25% Senior Notes are guaranteed by all of our restricted subsidiaries that guarantee any of our material indebtedness or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2013, we were in compliance with all applicable covenants.

July 2013 Term Loan

Transactions. On July 19, 2013, in connection with the issuance of the 5.25% Senior Notes discussed above, we entered into a Second Lien Credit and Guarantee Agreement, pursuant to which we borrowed an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million. See Note 5 to our unaudited consolidated financial statements for further detail and additional key terms.

Guarantees. Substantially similar to the 5.25% Senior Notes described above.

Covenants. Substantially similar to the 5.25% Senior Notes described above. As of December 31, 2013, we were in compliance with all applicable covenants.

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

Convertible Senior Subordinated Notes
Transactions:

January 2012 4.00% Notes: In July 2013, $3.2 million of the principal amount of the January 2012 4.00% Notes were converted into common shares at a conversion rate of 95.23809 common shares per $1,000 in principal amount, or a conversion price of approximately $10.50 per share for an aggregate of 299,999 common shares.

April 2013 1.25% Notes: In April 2013, LGEI issued $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018.
Production Loans
The amounts outstanding under our production loans as of December 31, 2013, and March 31, 2013 were as follows:

	December 31,	March 31,
	2013	2013
	(Amounts in thousands)
Production loans
Individual production loans (1)	$462,538	$404,341
Pennsylvania Regional Center production loans (2)	—	65,000
	$462,538	$469,341
 ______________________

(1)
Individual productions loans represent individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis. Individual production loans of $447.5 million incur interest at rates ranging from 2.75% to 3.50%, and approximately $15.0 million of production loans are non-interest bearing.

(2)	The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually.

Dividends

On December 18, 2013, our Board of Directors declared a quarterly dividend of $0.05 per common share payable on February 7, 2014, to shareholders of record as of December 31, 2013. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows

Cash Flows Provided By Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2013 and 2012 were as follows:

	Nine Months Ended
	December 31,
	2013	2012	Net Change
	(Amounts in thousands)
Operating Activities:
Operating income	$201,257	$176,333	$24,924
Amortization of films and television programs	636,818	658,875	(22,057)
Non-cash stock-based compensation	41,044	16,884	24,160
Dividend payment from equity method investee	9,849	—	9,849
Contractual cash based interest	(39,682)	(59,802)	20,120
Interest and other income	4,750	3,058	1,692
Current income tax provision	(13,795)	(10,970)	(2,825)
Other non-cash charges included in operating activities	4,766	6,240	(1,474)
Cash flows from operations before changes in operating assets and liabilities	845,007	790,618	54,389

Changes in operating assets and liabilities:
Accounts receivable, net	(46,376)	128,317	(174,693)
Investment in films and television programs	(692,943)	(703,875)	10,932
Other changes in operating assets and liabilities	40,146	3,199	36,947
Changes in operating assets and liabilities	(699,173)	(572,359)	(126,814)
Net Cash Flows Provided By Operating Activities	$145,834	$218,259	$(72,425)

Cash flows provided by operating activities for the nine months ended December 31, 2013 were $145.8 million compared to cash flows provided by operating activities for the nine months ended December 31, 2012 of $218.3 million. The decrease in cash provided by operating activities for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 reflects an increase in cash flows from operations before changes in operating assets and liabilities, which was more than offset by decreases in cash provided by changes in operating assets and liabilities. The decreases in cash provided by changes in operating assets and liabilities is primarily due to increases in accounts receivable, as compared to a significant decrease in accounts receivable in the prior year period. The increase in accounts receivable in the current period is primarily due to the theatrical release of The Hunger Games: Catching Fire in November 2013. The significant decrease in accounts receivable in the prior year period primarily reflected collections from the theatrical release of The Hunger Games in late March 2012. The increase in cash provided by changes in other operating assets and liabilities is due to increases in accounts payable and accrued liabilities, participations and residuals, and film obligations, offset in part by an increase in restricted cash and a decrease in deferred revenue, as compared to the prior year period.

Cash Flows Provided by (Used In) Investing Activities. Cash flows provided by (used in) investing activities for the nine months ended December 31, 2013 and 2012 were as follows:

	Nine Months Ended
	December 31,
	2013	2012	Net Change
	(Amounts in thousands)
Investing Activities:
Purchases of investments	$—	$(2,022)	$2,022
Proceeds from the sale of investments	—	6,354	(6,354)
Proceeds from the sale of a portion of equity method investee	9,000	—	9,000
Investment in equity method investees	(17,250)	—	(17,250)
Dividends from equity method investee in excess of earnings	4,169	—	4,169
Repayment of loans receivable	4,275	4,274	1
Purchases of property and equipment	(6,116)	(2,086)	(4,030)
Net Cash Flows Provided By (Used In) Investing Activities	$(5,922)	$6,520	$(12,442)
Cash used in investing activities for the nine months ended December 31, 2013 increased as compared to the nine months ended December 31, 2012, primarily due to an increase in investment in equity method investees, which includes $10.0 million invested in Defy Media and $6.5 million invested in TVGN (see Note 3 to our unaudited consolidated financial statements) in the nine months ended December 31, 2013. This was offset by cash provided from the sale of a portion of an equity method investee, and dividends received from EPIX in excess of earnings (see Note 3 to our unaudited consolidated financial statements).

Cash Flows Used in Financing Activities. Cash flows used in financing activities for the nine months ended December 31, 2013 and 2012 were as follows:

	Nine Months Ended
	December 31,
	2013	2012	Net Change
	(Amounts in thousands)
Financing Activities:
Corporate Debt:
Borrowings:
Senior revolving credit facility	$782,219	$1,089,120	$(306,901)
Senior secured second-priority notes	223,756	—	223,756
July 2013 Term Loan	216,884	—	216,884
Convertible senior subordinated notes	60,000	—	60,000
	1,282,859	1,089,120	193,739
Repurchases and repayments:
Senior revolving credit facility - repayments	(926,574)	(758,200)	(168,374)
Senior secured second-priority notes - repurchases and redemptions	(470,584)	—	(470,584)
Summit Term Loan - repayments	—	(484,664)	484,664
Convertible senior subordinated notes - repurchases	—	(7,639)	7,639
	(1,397,158)	(1,250,503)	(146,655)
Net proceeds from (repayments of) corporate debt	(114,299)	(161,383)	47,084

Production Loans:
Borrowings	359,582	263,124	96,458
Repayments	(301,385)	(321,603)	20,218
Pennsylvania Regional Center Credit Facility - repayments	(65,000)	(500)	(64,500)
Net proceeds from (repayments of) production loans	(6,803)	(58,979)	52,176

Other Financing Activities	(3,507)	(21,791)	18,284
Net Cash Flows Used In Financing Activities	$(124,609)	$(242,153)	$117,544
Cash flows used in financing activities for the nine months ended December 31, 2013 decreased from the nine months ended December 31, 2012 primarily due to an increase in proceeds from corporate debt borrowings, as described below, which was partially offset by higher repayments of corporate debt. Our corporate debt decreased by approximately $66 million from March 31, 2013. Additionally, production loan borrowings increased in order to fund productions, while production loan repayments decreased, and cash used for other financing activities increased. These were offset by the repayment of the Pennsylvania Regional Center credit facility during the nine months ended December 31, 2013, which was partially funded from proceeds of the issuance of the convertible senior subordinated notes.
Cash flows in the nine months ended December 31, 2013 related to our corporate debt primarily consisted of cash from borrowings from the issuance of the July 2013 Term Loan and 5.25% Senior Notes to fund much of the amount needed to discharge the 10.25% Senior Notes. In addition, we had net repayments of $144.4 million under our senior revolving credit facility, which reflects borrowings to fund the remaining amount needed to discharge the 10.25% Senior Notes and borrowings for normal operating cash needs, which were more than offset by repayments from cash generated from operations. Cash flows in the nine months ended December 31, 2012 reflects net borrowings of $330.9 million under our senior revolving credit facility, repayments of our Summit Term Loan of $484.7 million, and net repayments of production loans of $59.0 million.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, dividends, and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity method investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2013 and March 31, 2013 was $1.2 billion and $1.1 billion, respectively.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2013:

	Three Months Ended March 31,	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Future annual repayment of debt recorded as of December 31, 2013
Senior revolving credit facility	$—	$—	$—	$—	$194,119	$—	$194,119
5.25% Senior Notes, due August 2018	—	—	—	—	—	225,000	225,000
July 2013 Term Loan	—	—	—	—	—	225,000	225,000
Film obligations (1)	43,314	40,894	16,680	6,000	6,000	1,000	113,888
Individual production loans (1)	124,749	191,534	146,255	—	—	—	462,538
Principal amounts of convertible senior subordinated notes (2)
October 2004 2.9375% Notes (carrying value of $0.1 million at December 31, 2013)	—	115	—	—	—	—	115
April 2009 3.625% Notes (carrying value of $54.9 million at December 31, 2013)	—	64,504	—	—	—	—	64,504
January 2012 4.00% Notes (carrying value of $35.6 million at December 31, 2013)	—	—	—	41,850	—	—	41,850
April 2013 1.25% Notes (carrying value of $60.0 million at December 31, 2013)	—	—	—	—	—	60,000	60,000
	168,063	297,047	162,935	47,850	200,119	511,000	1,387,014
Contractual commitments by expected repayment date
Distribution and marketing commitments (3)	39,367	83,899	25,000	—	—	—	148,266
Minimum guarantee commitments (4)	33,961	239,058	35,271	—	—	—	308,290
Production loan commitments (4)	—	30,724	326,918	—	—	—	357,642
Cash interest payments on convertible subordinated notes	2,015	4,766	2,424	2,424	750	375	12,754
Cash interest payments on 5.25% Senior Notes	6,300	11,813	11,813	11,813	11,813	5,906	59,458
Cash interest payments on July 2013 Term Loan	2,813	11,250	11,418	13,473	15,594	38,663	93,211
Operating lease commitments	2,677	10,901	10,621	10,343	10,637	62,083	107,262
Other contractual obligations	1,124	2,661	871	400	400	200	5,656
Employment and consulting contracts	16,943	50,694	23,629	8,013	2,527	213	102,019
	105,200	445,766	447,965	46,466	41,721	107,440	1,194,558
Total future commitments under contractual obligations (5)	$273,263	$742,813	$610,900	$94,316	$241,840	$618,440	$2,581,572
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2013, we had the following outstanding forward foreign exchange contracts with maturities of less than 17 months from December 31, 2013:

December 31, 2013
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£7.5	in exchange for	$12.1	£0.62
Australian Dollar	A$79.8	in exchange for	$71.0	A$1.12
Euro	€11.6	in exchange for	$15.6	€0.74
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2013 were losses of $0.1 million and $0.8 million, respectively (2012 - gains of $0.1 million and $0.1 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility, certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of December 31, 2013, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the July 2013 Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the July 2013 Term Loan is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. Assuming the July 2013 Term Loan outstanding balance and the applicable LIBOR in effect as of December 31, 2013, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 2.75% to 3.5% and applicable margins ranging from 2.0% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.1 million in additional costs capitalized to the respective film or television asset.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2013:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	December 31, 2013
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$—	$194,119	$—	$194,119	$194,119
Average Interest Rate	—	—	—	—	2.67%	—
July 2013 Term Loan (2)	—	—	—	—	—	225,000	225,000	225,844
Average Interest Rate	—	—	—	—	—	5.00%
Individual production loans (3)	109,749	191,534	146,255	—	—	—	447,538	447,538
Average Interest Rate	3.31%	3.36%	3.29%	—	—	—
Fixed Rates:
Senior Secured Second-Priority Notes (4)	—	—	—	—	—	225,000	225,000	227,250
Average Interest Rate	—	—	—	—	—	5.25%
Principal Amounts of Convertible Senior Subordinated Notes (5):
October 2004 2.9375% Notes	—	115	—	—	—	—	115	108
Average Interest Rate	—	2.94%	—	—	—	—
April 2009 3.625% Notes	—	64,504	—	—	—	—	64,504	64,755
Average Interest Rate	—	3.63%	—	—	—	—
January 2012 4.00% Notes	—	—	—	41,850	—	—	41,850	41,425
Average Interest Rate	—	—	—	4.00%	—	—
April 2013 1.25% Notes	—	—	—	—	—	60,000	60,000	50,125
Average Interest Rate	—	—	—	—	—	1.25%
	$109,749	$256,153	$146,255	$41,850	$194,119	$510,000	$1,258,126	$1,251,164
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The July 2013 Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

(3)
Amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation. Individual production loans of $447.5 million incur interest at rates ranging from approximately 2.75% to 3.5%. Not included in the table above are approximately $15.0 million of production loans which are non-interest bearing.

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
As of December 31, 2013, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2013.
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

If our level of corporate debt increases, it could adversely affect our ability to raise additional capital to fund our operations, require us to dedicate substantial capital to servicing our debt obligations, expose us to interest rate risk, limit our ability to pursue strategic business opportunities, affect our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

As of December 31, 2013, our corporate debt was $810.6 million (carrying value - $792.5 million). In addition, our production loan obligations were $462.5 million. On July 19, 2013, we redeemed $432.0 million of our 10.25% Senior Notes, issued $225.0 million of our 5.25% Senior Notes and incurred $225.0 million of our July 2013 Term Loans.

A substantial degree of leverage could have important consequences, including the following:

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

In addition, we may incur additional indebtedness through our amended and restated $800.0 million senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the discharge of the 10.25% Senior Notes on

July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At December 31, 2013, we have borrowed approximately $194.1 million under our senior secured credit facility, and have approximately less than $0.1 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing high debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of December 31, 2013, four of our shareholders, Mark H. Rachesky, M.D., FMR LLC, Capital Research Global Investors and Kornitzer Capital Management, Inc. and their respective affiliates, beneficially owned approximately 37.2%, 13.2%, 7.2% and 6.5%, respectively, of our outstanding common shares.

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

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of December 31, 2013, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense. Under our Second Lien Credit Agreement, based on the applicable LIBOR in effect as of December 31, 2013, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

As of December 31, 2013, four of our shareholders beneficially owned an aggregate of 88,411,578 of our common shares, or approximately 69.0% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.2% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of December 31, 2013, over 69.0% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. Thereafter, on December 17, 2013, our Board of Directors authorized the Company to further increase its stock repurchase plan to $300 million. To date, approximately $65 million of the Company’s common shares have been purchased, leaving approximately $235 million of authorized potential purchases. The remaining $235 million of the Company’s common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.

During the period from the authorization date through December 31, 2013, 6,787,310 shares have been repurchased at a cost of approximately $65.2 million (including commission costs). The share repurchase program has no expiration date.

There were no purchases of shares of our common stock by us during the three months ended December 31, 2013.

During the three months ended December 31, 2013, 89,384 shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.102(4)	Amendment No. 1 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated December 20, 2013
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 24, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 6, 2014		Title:	Duly Authorized Officer and Chief Financial Officer