Form 10-K
period 2014-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2014-05-29
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor Vancouver, British Columbia V6C 3R8	2700 Colorado Avenue, Suite 200 Santa Monica, California 90404
(877) 848-3866	(310) 449-9200
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,872,391,838, based on the closing sale price as reported on the New York Stock Exchange.
As of May 22, 2014, 141,345,749 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III.

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I
ITEM 1. BUSINESS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution, new channel platforms and international distribution and sales. We operate primarily through two reporting segments: Motion Pictures and Television Production.

Motion Pictures

Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the theatrical release of motion pictures in the United States (the “U.S.”) and Canada, which are licensed to theatrical exhibitors on a picture-by-picture basis.

In fiscal 2014 (i.e., the twelve-month period ending March 31, 2014), we released 13 motion pictures theatrically, which included both Lionsgate and Summit Entertainment films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. We intend to release approximately 13 to 15 motion pictures theatrically per year.

•
Home Entertainment. Home entertainment revenues are derived from releases of our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. We distribute a library of approximately 15,000 motion picture titles and television episodes and programs. Home entertainment revenue consists of packaged media revenue and digital media revenue.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the domestic cable, satellite and free and pay television markets.

•
International. International revenues are derived from the licensing and sale of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries and revenues from our distribution to international sub-distributors, on a territory-by-territory basis.

•
Lionsgate UK. Lionsgate UK revenues are derived from the licensing and sale of our productions, acquired films, our catalog product and libraries of acquired titles by Lionsgate UK, our subsidiary located in the United Kingdom (the “U.K.”).

•
Motion Pictures - Other. Other revenues are derived from, among other things, the sales and licensing of domestic and worldwide rights of titles developed or acquired by our subsidiary, Mandate Pictures, to third-party distributors and to international sub-distributors, sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and the licensing of our films and television programs to ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the licensing and syndication to domestic and international markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming, and home entertainment revenues consisting of television production movies or series. We currently produce, syndicate and distribute over 30 television shows on more than 20 networks and distribute hundreds of series worldwide.

Business Strategy

We continue to grow and diversify our portfolio of film, television and digital content to capitalize on demand from emerging and traditional platforms throughout the world marketplace. We maintain a disciplined approach to acquisition, production and distribution of film and television product, by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to our business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate significant long-term value for our shareholders.

Motion Pictures - Theatrical

Production

Theatrical production consists of “greenlighting” and financing motion pictures, as well as the development of screenplays, filming activities and post-filming editing/post-production process. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home entertainment, pay and free television, on-demand services and digital media platforms, both domestically and internationally.

Our production team attempts to produce films with disciplined budgets that have commercial potential. In general, our production division reviews hundreds of scripts and original intellectual property, looking for material that will attract top talent (primarily actors and directors). We actively develop a small number of such scripts, working with agencies and producers to recruit talent that appeals to the film's target audience. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects. We often develop films in targeted niche markets in which we can achieve a sustainable competitive advantage, as evidenced by the successes of our young-adult films, including Divergent, the Twilight series and The Hunger Games films, our horror films and our urban films.

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, our theatrical production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers, among other things, the script, the talent that may be attached or pursued, the production division's initial budget, and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. The final “greenlight” decision is made by our senior management team, headed by our Chief Executive Officer, our Vice Chair and the Co-Chairs of our Motion Picture Group.

We typically seek to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party production companies) and pre-selling international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We often attempt to minimize our production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film's success (referred to as “up-front payments”).

In addition, many states and foreign countries have implemented incentive programs designed to attract film production to their jurisdiction as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the rebate. We use certain Canadian and U.K. tax credits, international tax structures and subsidy programs, domestic state tax incentives and/or programs (in such states as Georgia, Louisiana, North Carolina, New Mexico, New York and Pennsylvania) and other structures that may help reduce our financial risk.

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

Distribution

In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as through home entertainment, pay-per-view, video-on-demand (“VOD”), electronic-sell-through (“EST”), subscription video-on-demand (“SVOD”), advertiser-supported video-on-demand (“AVOD”), digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

Months After
Release Period	Initial Release
Theatrical	—
Premium VOD	2-3 months
Home entertainment (DVD/Blu-ray/EST), VOD, pay-per-view	3-6 months
Pay television, SVOD	7-15 months**
Network television (free and basic), AVOD	27-30 months
Licensing and merchandising	Concurrent
International releasing	Concurrent
* These patterns may not be applicable to every film, and may change based on release patterns, new technologies and product flow.
** First pay television window.

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. We distribute motion pictures directly to U.S. movie theaters. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance (i.e., gross film rentals) is remitted to the distributor.

International theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as film piracy operations in international markets, a much higher percentage of films are being released simultaneously with the U.S. and international markets, or even earlier in certain international markets.

We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. We use either wide (generally, more than 2,000 screens nationwide) or limited initial releases, depending on the film. We believe we generally spend significantly less on P&A for a given film than other studios and design our marketing plans to cost-effectively reach a large audience.

Producing, marketing and distributing a motion picture can involve significant costs, and can cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window.

In fiscal 2014, Lionsgate released the following 13 motion pictures theatrically, which included both Lionsgate and Summit Entertainment films developed and produced in-house, films co-developed and co-produced and films acquired from third parties:

Title	Release Date
The Big Wedding	April 26, 2013
Tyler Perry Presents Peeples	May 10, 2013
Now You See Me*	May 31, 2013
Red 2	July 19, 2013
You're Next	August 23, 2013
Escape Plan	October 18, 2013
Ender's Game	November 1, 2013
The Hunger Games: Catching Fire*	November 22, 2013
Tyler Perry's A Madea Christmas	December 13, 2013
Legend of Hercules	January 10, 2014
I, Frankenstein	January 24, 2014
Single Mom’s Club	March 14, 2014
Divergent	March 21, 2014
* A top 25 domestic box office earning film in calendar 2013.

For fiscal 2015, our proposed theatrical release schedule may include, among others, the following titles:

Title	Anticipated Release Date
Draft Day**	April 11, 2014
The Quiet Ones**	April 25, 2014
Step Up: All In	July 25, 2014
The Expendables 3	August 15, 2014
Jessabelle	August 29, 2014
Addicted	October 10, 2014
The Hunger Games: Mockingjay Part 1	November 21, 2014
Lazarus	January 30, 2015
Mortdecai	February 6, 2015
Insurgent	March 20, 2015
** Already theatrically released.

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

In the last 15 years, Lionsgate, Summit Entertainment and affiliated companies have distributed films that have earned 77 Academy Award® nominations, won 20 Academy Awards® and have been nominated and won numerous Golden Globe® Awards, Screen Actors Guild Awards®, BAFTA Awards and Spirit Awards.

Motion Pictures - Home Entertainment

Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and through a broad range of digital media platforms. Our U.S. home entertainment distribution operation aims to exploit our film and television content library of approximately 15,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate and our subsidiaries, affiliates and joint ventures such as Summit Entertainment, Artisan Entertainment, Grindstone Entertainment Group, Modern Entertainment, Trimark, Mandate Pictures, Pantelion Films and Roadside Attractions, as well as titles from third parties such as A&E, Disney-ABC Domestic Television, HIT Entertainment, LeapFrog Entertainment, Marvel, MGA Entertainment, Miramax, Saban Entertainment, StudioCanal, Tyler Perry Studios, Wrekin Hill Entertainment and Zoetrope Corporation.

Packaged Media

In calendar year 2013, we continued to achieve the highest box office-to-DVD conversion rate in the industry, maintaining a rate of approximately 25% above that of the industry average, and a box office-to-VOD conversion rate of approximately 40% above that of the industry average. Box office-to-DVD conversion rate is calculated as the ratio of the total first cycle DVD release revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release. Box office-to-VOD conversion rate is calculated as the ratio of total VOD revenues for a theatrical release compared to the total North American box office revenues from such theatrical release.

For the 2013 calendar year, Blu-ray represented 30% of new release packaged media revenue from our new major theatrical releases. According to data from industry sources, in the 2013 calendar year, we held an approximately 8% market share of the Blu-ray packaged media market based on sales volume. We also grew our packaged sell-through and rental spend market share to 10.2% in calendar 2013, maintaining our ranking as the number five studio in home entertainment market share.

We distribute or sell our titles directly to retailers such as Wal-Mart, Best Buy, Target, Costco and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 40% of net home entertainment packaged media revenue in fiscal 2014. No other customer accounted for more than 10% of our revenues in fiscal 2014. We also directly distribute our titles to the rental market through Netflix, Redbox, Rentrak and others.

In fiscal 2014, four of our theatrical releases on DVD debuted at number one - The Hunger Games: Catching Fire, which held the number one spot for two weeks, Now You See Me, Tyler Perry’s Temptation and The Last Stand. Additionally, in fiscal 2014, five of our titles debuted at either number one or number two on the Rentrak On-Demand VOD charts - The Hunger Games: Catching Fire, Ender’s Game, Red 2, Mud and Now You See Me.

In addition to our wide theatrical releases, we also acquire approximately 15 to 20 platform titles per year that are released theatrically through Roadside Attractions and other third parties such as Film Arcade. These pictures typically have a commercially viable cast in select genres that translate well across all home entertainment platforms, and frequently utilize an early or day-and-date with theatrical windowing strategy to maximize revenue.  Examples of these types of titles in fiscal 2014 included Mud, Redemption, All is Lost and our Codeblack Films release Kevin Hart: Let Me Explain.  Codeblack Films, our subsidiary, is a vertically integrated film production and distribution company, whose fiscal 2014 slate included Repentance, Things Never Said and The Inevitable Defeat of Mister & Pete.

In fiscal 2014, we also released direct-to-video titles including The Frozen Ground and Empire State through our subsidiary, Grindstone Entertainment Group.  Grindstone Entertainment Group is a fully integrated company that excels in turn-key acquisitions, marketing and technology expertise while utilizing the Lionsgate brand to maximize results on all platforms. It acquires approximately 30 to 35 motion pictures per year, both as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans for its acquisitions, which we then distribute on DVD, VOD and other media.

Moreover, we acquire and distribute approximately 50 titles annually that have commercial potential in home entertainment and ancillary markets, and numerous digital only titles. Additionally, we distribute television product on video, including seasons one through six of Mad Men, seasons one through eight of Weeds, seasons one through five of Nurse Jackie, seasons one through four of Duck Dynasty, seasons one and two of Boss, seasons one and two of Anger Management, the first season of Orange Is The New Black, the first season of Hannibal, certain Saturday Night Live product currently in our library, the entire catalog of the comedy series Moonlighting, the entire catalog of the comedy series Saved by the Bell, the entire catalog of the comedy series Will and Grace, the entire catalog of Little House on the Prairie and certain Disney-ABC Domestic Television series.

Lionsgate BeFit, our dedicated fitness network on YouTube, currently has approximately two million subscribers and 250 million views to date. The BeFit network features the number one fitness channel, BeFit, which has approximately one million subscribers, 150 million views to date and more than 100 hours of new original programming and bestselling fitness content, as well as other premium fitness channels, such as Scott Herman Fitness.

In fiscal 2014, we released on DVD the theatrical releases of Tyler Perry's Temptation and Tyler Perry Presents: Peeples as well as the direct-to-video release Tyler Perry's The Haves and The Have Nots.  To date, we have also released on DVD ten volumes of the TBS television series Tyler Perry's House of Payne and the seven seasons of Tyler Perry's Meet The Browns.

Our domestic family entertainment division continues to maintain its position as a leading distributor of children's programming driven, in part, by our continued distribution of our roster of premiere children's brands including Saban Entertainment’s Power Rangers, LeapFrog Entertainment's LeapFrog, MGA Entertainment's LalaLoopsy and Bratz, American Greetings' Care Bears, Scholastic's  Clifford the Big Red Dog, HIT Entertainment's Thomas & Friends, Barney, Bob The Builder, Angelina Ballerina and Fireman Sam, as well as our catalog of  Teenage Mutant Ninja Turtles, Marvel Animated Features, and Speed Racer: The Next Generation.   In fiscal 2014, we also launched the first two home entertainment premieres of our home grown Alpha and Omega franchise and also released five CGI-animated home entertainment premiere movies from our Grindstone Entertainment Group label.

We achieved strong results in our first full fiscal year of distributing the A&E library, expanding the library’s overall distribution reach and title depth at retail. Duck Dynasty and The Men Who Built America, among other titles, had strong results on DVD and Blu-ray in fiscal 2014.

We also continue our distribution agreement with Disney-ABC Domestic Television under which we have the home entertainment distribution rights to select prime time series and library titles from ABC Studios, including Boy Meets World,  Cougar Town, Felicity, Samantha Who?, Dirty Sexy Money, Hope & Faith, 8 Simple Rules, My Wife & Kids, Dirt and Reaper.

Animation

We are, from time to time, involved in the development, acquisition, production and distribution of animation projects for both home entertainment and theatrical distribution.

Building on the September 2010 theatrical release of Alpha and Omega, we commenced production on four home entertainment sequels, co-produced with C.A.P. Entertainment: Alpha & Omega 2: A Howliday Adventure, delivered in September of 2013 and released in October 2013; Alpha & Omega 3: The Great Wolf Games, delivered in January 2014 and released in March 2014; Alpha & Omega: The Legend of Saw Tooth Cave, which will be delivered by July 2014 with an expected fall 2014 release; and Alpha & Omega: Family Vacation, which will be delivered in the fall of 2014 with an expected calendar 2015 release. We are also producing, with Bento Box Entertainment, Tyler Perry's first animated movie starring Tyler Perry's most famous character, Madea, in animated form. We anticipate delivery of this direct-to-video feature in the fall of

2014.

In February 2012, we also commenced production on Norm of the North, a Splash Entertainment - C.A.P. Entertainment production. We anticipate delivery of this animated film by the summer of 2015, which we intend to distribute domestically.

Digital Media

Digital, on-demand and pay-per-view distribution involve delivering content by electronic means directly to consumer devices including in-home devices (such as set-top boxes from cable, satellite and telecom companies, connected or “smart” in-home devices like televisions and Blu-ray players, and game consoles and HDMI dongles) and mobile devices (such as smart phones, tablets and personal computers).

Lionsgate delivers content through a broad spectrum of media platforms. We distribute first run theatrical films, television series, our extensive movie catalog, certain titles not available on DVD and third party product via retail partners including Comcast, DirecTV, Time Warner Cable, Cox Cable, Charter, AT&T UVerse, Verizon FiOS and Dish, and via digital platforms such as iTunes, Amazon, Wal-Mart's Vudu, Microsoft's Xbox, Sony's PlayStation Network, Google Play, Netflix, Target Ticket, Best Buy/CinemaNow, Hulu, Barnes & Noble/Nook, M-Go and others.

We also distribute digital content through our branded “Lionsgate” channels on YouTube, like BeFit, and post promotional materials and trailers from our film and television libraries. In addition to advertising revenue from the channels, links on the page lead consumers to our online shop, where our films and television shows highlighted in the promotional scenes are available for purchase on DVD or Blu-ray.

Additionally, we continue to position our content against an expanding and evolving SVOD marketplace. We currently have over 2,500 films and television episodes in active distribution in the SVOD market and license our library titles and television shows to established providers such as Amazon, Streampix (Comcast), DISH Network, EPIX, Hulu and Netflix.

Other fiscal 2014 highlights and more recent developments from our digital media business include the following:

•
In November 2013, Lionsgate became among the first of two studios to launch EST with industry-leading multichannel video programming distributor (“MVPD”) Comcast via set-top boxes. Comcast follows Verizon FiOS as the second MVPD to offer customers the ability to digitally own and collect their favorite films for seamless enjoyment on the largest screen in the home.

•
In November 2013, we announced a multiyear licensing agreement with Jiaflix Enterprises for classic Lionsgate and Summit Entertainment films and selected new releases to be available for transactional and subscription video on demand on M1905.com, China's official streaming website.

•
In March 2013, we announced a partnership with M-Go, a pay-as-you-go digital entertainment service, pursuant to which a vast array of our movies and television shows will be available to M-Go customers for purchase or rental.

Motion Pictures - Television

We license our theatrical productions and acquired films to the domestic cable, satellite and free and pay television markets. For more information, see Television Production - Pay Television, Free Television and AVOD Distribution.

Motion Pictures - International

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

We sell or license rights in all media on a territory by territory basis (other than the territories where Lionsgate self-distributes) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Alcon Entertainment, Black Label Media, River Road Entertainment, Thunder Road Pictures and other independent producers.

Through our pre-sales and output arrangements, we generally cover the majority of the production budget or acquisition cost of new theatrical releases we distribute internationally. Our output agreements for Lionsgate feature films currently cover ten territories including Australia/New Zealand, Benelux (Belgium/Netherlands/Luxembourg), Canada, CIS (Commonwealth of

Independent States), France, Germany/Austria, Italy (executed in fiscal 2014), Poland, Scandinavia and Spain. Our output arrangements for Summit Entertainment feature films currently cover 12 territories including Australia/New Zealand, Benelux, Canada, CIS, Eastern Europe, France, Germany/Austria, Italy (executed in fiscal 2014), Poland, Scandinavia, Spain and U.K. We also distribute in Latin America through our partnership with IDC and in Asia through our partnership with Celestial Tiger Entertainment.

Recent films licensed by us include such in-house productions as The Hunger Games: Mockingjay Part 1, The Hunger Games: Mockingjay Part 2, Gods of Egypt, Insurgent, The Last Witch Hunter, Mortdecai and Step Up: All Stars. Recent third party films for which we have been engaged as exclusive sales agent include 12 Years A Slave, John Wick, Love & Mercy, Pawn Sacrifice and Point Break.

In calendar 2013, we crossed $1 billion in international box office for the second year in a row. In fiscal 2014, our titles continued to achieve Company record-breaking international box office results, including The Hunger Games: Catching Fire (grossing approximately $440 million), Now You See Me (grossing approximately $236 million), 12 Years A Slave (grossing approximately $132 million to date), Escape Plan (grossing approximately $114 million) and Red 2 (grossing approximately $95 million). We also completed the year with 12 Years A Slave topping critics lists and winning Best Motion Picture at the Academy Awards®, Golden Globe® Awards and BAFTA Awards, as well as wins in various other categories.

Motion Pictures - Lionsgate UK

We self-distribute motion pictures (excluding Summit Entertainment releases) in the U.K. and Ireland through Lionsgate UK. Lionsgate UK's fiscal 2014 theatrical slate was its most successful to date with a box office total of £60 million from 26 releases including such titles as Olympus Has Fallen, The Ice Man, Lovelace, Filth, Jeune et Jolie, The Railway Man, Out of the Furnace, A Long Way Down, the BAFTA Awards nominated The Invisible Woman, and The Hunger Games: Catching Fire.

In fiscal 2014, Lionsgate UK continued its commitment to the financing, production and releasing of British features. The Railway Man, Filth, Dom Hemingway, A Long Way Down and The Invisible Woman were co-financed by Lionsgate UK and released within the fiscal 2014 theatrical slate.  The company also co-financed and developed A Little Chaos, Girls Night Out, Absolutely Anything, Brooklyn and Testament of Youth, all of which are included in Lionsgate UK's fiscal 2015 theatrical slate.

Under its multi-year partnership with Icon Film Distribution, Lionsgate UK released a number of titles including Only God Forgives and You're Next. Upcoming titles for fiscal 2015 under this partnership include the cinema debut of the children’s classic Postman Pat. Additionally, Lionsgate UK continues to release numerous direct-to-video titles per year, the majority of which are acquired in the open market. Elevation Sales Limited, our joint venture with StudioCanal, manages the joint sales and distribution of DVD product for Lionsgate UK.

Our television sales also continue to strengthen in the UK with shows such as Nashville (airing on More4), Anger Management (airing on Comedy Central) Boss (airing on More4) and Mad Men (airing on BskyB) boasting strong scheduling and continued broadcaster support.

Motion Pictures - Other

Music

Our film and television music departments creatively oversee music for our theatrical and television slates, respectively.  Our music strategy is to service the Company’s creative divisions’ music needs, while providing music for use in marketing our films and television shows.

Music released for our theatrical slate includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions. Highlights from fiscal 2014 include: the release of the soundtrack and accompanying score to The Hunger Games: Catching Fire, which sold 500,000 albums worldwide and included the single "Atlas" by Coldplay, nominated for a Grammy Award for Best Song Written for Visual Media and a Golden Globe® Award for Best Original Song; the release of the score to All Is Lost, for which composer Alex Ebert won the Golden Globe® Award for Best Original Score; and the licensing or self-release of soundtracks to Red 2 (La La Records and Lionsgate Records), Now You See Me (Glassnote Records), Ender’s Game (Varese Sarabande), Tyler Perry’s: A Madea Christmas (Lakeshore Records), Legend of Hercules

(Lionsgate Records) and Draft Day (Lakeshore Records). We also formed a new franchise partnership with Interscope Records to release soundtracks for the Divergent series. The soundtrack album and accompanying score album for Divergent, released in November 2013, included a unique collaboration between executive score producer Hans Zimmer, composer “Junkie XL” and recording artist Ellie Goulding.

Music released for our television slate includes overseeing music staffing, scores and soundtracks for all of our television productions. Highlights from fiscal 2014 include the following releases: The Music of Nashville (Season 2, Volume 1) (Big Machine Records) produced by Lionsgate and ABC Studios, which has over 75,000 retail sales to date; Mad Men: On the Rocks (Silva Screen Records), a Mad Men score record with music from composer David Carbonara, released in the UK; and Mad Men Christmas: Music (Concord Records), which included a never before released track called “Zou Bisou Bisou (Scotch and Sofa Remix by IAMX)” by Jessica Pare. Other releases include, among others: in May 2014, The Music of Nashville (Season 2, Volume 2) (Big Machine Records); a cast performed soundtrack that coincided with the April 2014 airing of Nashville: On the Record, a primetime ABC music special, recorded live at the Ryman Theatre in Nashville; in May 2014, Orange Is the New Black season one soundtrack through UME, which includes the Grammy nominated main title song by Regina Spektor; and in August 2014, a soundtrack featuring the score of composer John Debney for Houdini (airing on History Channel in September 2014), which will be available on Lakeshore Records. Notably, through April 2014, Nashville soundtracks have sold over 600,000 copies and over 3,250,000 individual songs have been downloaded.

In April 2013, our music division also commenced a strategic partnership with Warner-Chappell Music which involved a sale of our existing music assets to Warner-Chappell Music and a six-year co-publishing and administration partnership concerning music acquired during that term.  We expect our partnership to provide enhanced access to the Warner-Chappell music catalog, and increase the earnings of our retained music rights.

Non-Theatrical and Ancillary Revenues

Our ancillary revenues are derived from the licensing of non-theatrical uses of our films and television programs to distributors who, in turn, make a motion picture or television program available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others, and the licensing of our properties for consumer products, video games and publishing, among others.

Television Production

Our television business consists of the development, production, syndication and distribution of television programs. We license our television productions to broadcast television networks, pay and basic cable networks and syndicators of first-run programming, which license programs on a station-by-station basis, as well as through various digital platforms, which acquire original and library programming. As with film production, we use similar tax credits, subsidies, incentives and programs for television production in order to employ fiscally responsible deal structures.

In fiscal 2014, we produced the following episodes of domestic television programming (which includes one-hour and half-hour scripted and reality programming):

•	Anger Management, a half-hour comedy for FX (38 episodes);

•	Best Daym Takeout, a half-hour reality series for The Travel Channel (6 episodes);

•	Chasing Life, a one-hour drama for ABC Family (11 episodes of the first season);

•	Deadbeat, a half-hour comedy for Hulu (10 episodes of the first season);

•	Deal With It, a half-hour reality series for TBS (10 episodes of the first season);

•	Deion's Family Playbook, a one-hour reality series for OWN (6 episodes);

•	Flea Market Flip, a half-hour reality series for HGTV (14 episodes);

•	I Brake For Yard Sales, a one-hour reality series for HGTV (4 episodes);

•	Mad Men, a one-hour drama for AMC (11 episodes of the sixth season and 3 episodes of the seventh season);

•	Nashville, a one-hour drama for ABC (6 episodes of the first season and 19 episodes of the second season);

•	Nurse Jackie, a half-hour comedy for Showtime (12 episodes of the sixth season);

•	Orange Is the New Black, a half-hour comedy for Netflix (5 episodes of the first season and 13 episodes of the second season);

•	Saint George, a half-hour comedy for FX (10 episodes);

•	Tequila Sisters, a half-hour reality series for TVGN (8 episodes); and

•	The Royals, a one-hour drama for E! (a pilot).

Other fiscal 2014 highlights and more recent developments from our television production business include the following:

•	In May 2014, ABC renewed Nashville for a third season. The second season, which was renewed in May 2013, premiered in September 2013.

•	In May 2014, Netflix renewed Orange Is the New Black for a third season. The second season, which was renewed in June 2013, premieres in June 2014.

•	In April 2014, Hulu renewed Deadbeat for a second season. The first season of the supernatural comedy series, ordered for 10 episodes in August 2013, premiered on Hulu in April 2014.

•	In April 2014, ABC Family renewed Chasing Life for a second season. The first season of the series, ordered in March 2013, premieres on ABC Family in June 2014.

•	In March 2014, E! ordered its first scripted series, The Royals, a one-hour drama about a fictional British Royal family set in modern London.

•	In March 2014, Showtime renewed Nurse Jackie for a seventh season.

•	In December 2013, NBC ordered a remake of the classic movie, Rosemary’s Baby, as a miniseries special, which premiered in May 2014.

•	In September 2013, WGN America ordered its second scripted series, the 13-episode drama Manhattan, expected to premiere in July 2014.

•	In August 2013, History Channel ordered Houdini, a miniseries about the life of the famous magician, expected to premiere in September 2014.

Over the past 10 years, our television programming has earned 138 Emmy® Award nominations, has won 21 Emmy® Awards, and has been nominated and won numerous Golden Globe® Awards and Screen Actors Guild® Awards.

Television Syndication

Television programming is syndicated through our subsidiary, Debmar-Mercury. Currently, Debmar-Mercury distributes and/or produces the following:

•	Anger Management, which begins syndication in the fall of 2014 (produced by Lionsgate);

•	Are We There Yet (produced by Revolution Studios);

•	Celebrity Name Game With Craig Ferguson, a new game show set to premiere in the fall of 2014 (produced by Debmar-Mercury and Fremantle Media North America);

•	Family Feud, which has had successful first run syndication and has been sold to various television stations through the fall of 2015 (produced by Fremantle Media North America);

•	Hell's Kitchen (produced by ITV Studios);

•	Saint George, which began airing exclusively on FX in January 2014 (produced by Lionsgate);

•	South Park (originally produced by Comedy Central);

•	Tyler Perry's House of Payne and its spinoff, Meet the Browns (produced by Tyler Perry);

•	The Wendy Williams Show (produced by Debmar-Mercury); and

•	A movie library featuring Lionsgate titles as well as those from Revolution Studios.

Additionally, in October 2013, we announced that FX had ordered The Partnership, a new sitcom starring Martin Lawrence and Kelsey Grammer. The series, produced by Lionsgate, is expected to begin airing exclusively on FX in July 2014.

Pay Television, Free Television and AVOD Distribution

We currently have more than 1,800 films and television episodes in active distribution in the pay television, domestic cable, free television and AVOD markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. AVOD rights include rights granted to digital services supported by advertisements. We license our library titles and new product to major cable channels such as pay networks including EPIX, HBO, Starz and Showtime, as well as basic cable channels including USA Networks, FX, Turner Networks, BET, TVGN, SyFy, Lifetime, MTV, Comedy Central, Spike, AMC Networks, ABC Family, Reelz, Telemundo, UniMás and Mundo Fox. We license library content to major AVOD services including Hulu, Crackle and Amazon.

We also directly distribute, including, in some cases, our home entertainment rights, VOD, pay-per-view and EST content to MVPDs such as Comcast, Time Warner, Cox Communications, DirecTV, DISH Network, Charter Communications, AT&T U-verse, Verizon FiOS and Cablevision.

During fiscal 2014, we completed significant basic cable licensing agreements with Turner, TVGN, Viacom, AMC Networks, Oxygen, Lifetime, Hallmark, Telemundo and others. Additionally, we continue to distribute our library of motion picture titles and television episodes and programs through EPIX, our joint venture with Viacom, Paramount Pictures and MGM, as well as certain of our Summit Entertainment theatricals through HBO and Showtime.

International

We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions.

Joint Ventures and Partnerships

Our joint ventures and partnerships support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary, we are regularly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goals. Consequently, when appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

Celestial Tiger Entertainment. In January 2012, we formed a joint venture with Saban Capital Group, Inc. and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn. Bhd., to create Celestial Tiger Entertainment, a diversified media company that focuses on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers. Celestial Tiger Entertainment operates a bouquet of distinct pay television channels including: CELESTIAL MOVIES, one of the most widely distributed 24-hour Chinese movie channels in the world; CELESTIAL CLASSIC MOVIES, the gateway to an array of Chinese movie masterpieces; CELESTIAL MOVIES HD, the latest Chinese movies in high definition; cHK, a one-stop channel for cool, chic, and contemporary celebrity-powered Hong Kong entertainment; KIX, the ultimate in action entertainment; THRILL, Asia's only horror and suspense movie channel; and KIX HD, featuring the best of action with a late-night dose of thrillers in high definition. Celestial Tiger Entertainment is also the exclusive sales agent for Lionsgate in Greater China and Southeast Asia, and represents Lionsgate's television content and vast feature film library in Japan and Korea. Highlights from calendar 2013 include the following: expansion of the footprint of its channel CELESTIAL CLASSIC MOVIES into Taiwan; licensing Orange Is the New Black to China's internet television platform Youku (which series generated over nine million views in China within the first six weeks of its debut online); securing output deals with Mega Vision Workshop Project Limited and Universe Entertainment Limited, for a total of five output deals with the leading Hong Kong film studios and distributors; launching cHK in Singapore; winning two awards at the 2013 PromaxBDA Asia Awards, a Gold Promax for Best Movie Campaign for CELESTIAL MOVIES and a Silver Promax for Best In House Station Image for THRILL; and licensing over 700 hours of Lionsgate television series and feature films to Mediacorp, Singapore's leading media company, for their over-the-top platform, Toggle. We own a 16% interest in Celestial Tiger Entertainment.

Defy Media. In June 2007, we acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital, a multi-platform digital media company with strong presence in the youth market, to create Defy Media. Defy Media united Break Media’s male-targeted owned and operated sites with Alloy Digital's top ranking YouTube channels and web sites to solidify a solid marketplace position across key categories including entertainment, women and men's lifestyle, comedy and gaming. Defy Media’s capabilities include content development, in-house production, multi-screen distribution, brand partnerships and promotion. Defy Media properties include Smosh, the award-winning comedy brand and one of the top subscribed YouTube channels, Break.com, a leading video humor site on the web, Made Man, a top men's lifestyle destination, Clevver Media, a leading digital entertainment news provider, and other recognized content brands such as AWEme, Screen Junkies, The Gloss and The Escapist. Collectively the company’s brands have approximately 18 million followers on Facebook and Twitter, and over 38 million YouTube subscribers. On the web, Defy Media reaches tens of millions of unique visitors each month through its content. We own a 20% economic interest in Defy Media.

EPIX. In April 2008, we formed a joint venture with Viacom, Paramount Pictures and MGM called EPIX, a premium entertainment service delivering the latest movie releases, classic film franchises, original documentaries, comedy and music events on television, on demand, online and on consumer electronic devices. With access to more than 15,000 motion pictures spanning the vast libraries of its partners and other studios, EPIX delivers more movies than any other network - 200 titles each month on demand and over 3,000 titles available for streaming by authenticated subscribers on its award winning website, EPIX.com, and on hundreds of devices including Xbox, PlayStation 3 and 4 consoles, Android tablets and mobile phones, Roku players, iPads, iPhones and more. Launched October 2009, EPIX is available to over 43 million homes nationwide through distribution partners including Charter Communications, Cox Communications, DISH Network, Mediacom Communications, NCTC, Suddenlink Communications, Verizon FiOS and its newest affiliates, Time Warner Cable, which launched the network in March 2014 and Bright House Networks, which will launch in June 2014. We own a 31.2% interest in EPIX.

Pantelion Films. In September 2010, we launched Pantelion Films, a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. Pantelion Films, the first major Latino Hollywood studio and the new face of Hispanic entertainment, provides Hispanic moviegoers with a steady source of exciting and original films, including world-class Latino actors, directors and writers. From comedies and dramas to family movies and romantic comedies, Pantelion Films produces and acquires movies that speak directly to acculturated and Spanish-dominant Hispanics alike. In fiscal 2014, Pantelion Films theatrically released Filly Brown, Instructions Not Included, the highest-grossing Spanish-language film ever at the domestic box office, Pulling Strings and Cesar Chavez, which was a recipient of SXSW’s Audience Award. This year, Pantelion Films continues to expand its business operations, and remains committed to release a full theatrical and ancillary slate. In fiscal 2015, Pantelion Films expects to launch an international business to sell its acquired and produced content, and intends to leverage the production capabilities at Pinewood Indomina Studios and competitive film incentives offered through its multi-picture financing agreement with Dominican Republic-based Indomina Media to co-finance and distribute films. Pantelion Films’ fiscal 2015 theatrical slate includes the following films: Cantinflas, Spare Parts, Aztec Warrior and Summer Camp. We own a 49% interest in Pantelion Films.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company. In its tenth year of operation, Roadside has released films grossing over $180 million at the U.S. box office while garnering thirteen Academy Award® nominations. Roadside has released such critical hits as All Is Lost, Mud, Winter’s Bone, The Cove, Arbitrage, Margin Call and Super-Size Me. Its 2014 slate includes David Gordon Green’s Joe starring Nicolas Cage and Tye Sheridan; Craig Johnson’s Skeleton Twins, winner of the Sundance Waldo Salt Screenwriting Award, starring Bill Hader and Kristen Wiig; and Anton Corbijn’s A Most Wanted Man, adapted from John le Carré’s bestseller, starring Philip Seymour Hoffman, Rachel McAdams, Willem Dafoe and Robin Wright. We own a 43% interest in Roadside Attractions.

TVGN. TVGN (TV Guide Network) is a highly distributed entertainment network owned by Lionsgate and CBS Corporation (“CBS”). Entered into in March 2013, the 50/50 joint venture combines CBS’s programming, production and marketing assets with our resources in motion pictures, television and digitally delivered content. Seen in more than 80 million homes, TVGN’s programming celebrates Hollywood with original series and specials. TVGN’s ownership structure is comprised of the company with the number one broadcast network and many of the top first-run syndication series (Entertainment Tonight, The Insider) and the studio that produces and distributes the blockbuster The Hunger Games and Twilight franchises and produces such award-winning dramas as Mad Men and Orange Is the New Black. We own a 50% interest in TVGN.

Intellectual Property

We are currently using a number of trademarks including “ARTISAN HOME ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “DIRTY DANCING,” “FAMILY HOME ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “MAD MEN,” “ORANGE IS THE NEW BLACK” and “RESERVOIR DOGS” in connection with our domestic home entertainment distribution, “ARTISAN ENTERTAINMENT,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP,” “SUMMIT ENTERTAINMENT,” “LIONS GATE FILMS,” “LGF FILMS,” “MANDATE PICTURES” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally, and “DEBMAR/MERCURY,” “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television. Additionally, through Summit Entertainment, we are using the trademarks “BREAKING DAWN,” “NEW MOON,” “ECLIPSE,” “SUMMIT ENTERTAINMENT,” “THE TWILIGHT SAGA” “and TWILIGHT” as well as various other trademarks derived from and associated with the Twilight franchise.

The trademarks “ARTISAN ENTERTAINMENT,” “BREAKING DAWN,” “DIRTY DANCING,” “ECLIPSE,” “LIONS GATE ENTERTAINMENT,” “LIONS GATE FILMS,” “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE PICTURES,” “LIONSGATE,” “MAD MEN,” “NEW MOON,” “RESERVOIR DOGS,” “SAW,” “SUMMIT ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “THE TWILIGHT SAGA,” “TRIMARK PICTURES,” “TV GUIDE,” “TV GUIDE NETWORK,” “TWILIGHT,” “ORANGE IS THE NEW BLACK,” and “DIVERGENT,” among others, are registered with the U.S. Patent and Trademark Office and various international trademark authorities or pending registration. We also have the exclusive right to use “HUNGER GAMES,” “CATCHING FIRE” and “MOCKINGJAY,” and own other trademarks relating to The Hunger Games films. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

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

We also hold various domain names relating to our trademarks and service marks including www.lionsgate.com and www.summit-ent.com.

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

Given such competition, we operate with a different business model than many others. We typically emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures are designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

Social Responsibility

Lionsgate is committed to acting responsibly and making a positive difference in the local and global community. Our social responsibility initiatives live within Lionshares, the umbrella for Lionsgate’s companywide commitment to its communities. Lionshares is a volunteer program that seeks to provide opportunities for employees within the Lionsgate family to partner with a diverse range of charitable organizations. The program not only enriches the Lionsgate work experience through cultural and educational outreach, but also positively interacts and invests in the local and global community. Specifically, Lionshares strives to:

•	Provide diverse activities intended to appeal to a broad range of interests.

•	Partner with leading organizations with expertise in these areas.

•	Create an effectual and influential impact through human contact.

•	Share time and experience, not just among Lionsgate employees, but with the greater community as well.

Since its founding in August 2012, Lionshares has formed corporate partnerships with, among others, the Special Olympics and International Medical Corp and has participated in Special Olympics Pier del Sol: Stars 'n Stripes on the Pier and Special Olympics Summer Games in Long Beach. Lionshares also works closely with organizations such as Children’s Hospital of Los Angeles, My Friend’s Place, The United Friends of the Children and Westside Food Bank. On June 14, 2013, Lionshares held its inaugural “Impact Day,” the first ever company-wide volunteer day where nearly 400 Lionsgate employees volunteered at various foundations and organizations in the greater Los Angeles community.

A full list of and detailed information about each of our social responsibility initiatives is available at www.lionsgate.com/corporate/volunteer.
Employees
As of May 22, 2014, we had 665 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by reporting segment and geographic area as of March 31, 2014 and 2013 and for each of the three years in the period ended March 31, 2014 is set forth in Note 17 to our audited consolidated financial statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information included in, or incorporated by reference into in this Form 10-K. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also become important factors that affect us. All of these risks and uncertainties could adversely affect our business, financial condition, operating results, liquidity and prospects.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our motion pictures or television programs. This time lapse may require us to fund a significant portion of our capital requirements from our credit facilities or other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters and distributors, tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The costs of producing and marketing feature films is high and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films generally increase from year to year, which may make it more difficult for our films to generate a profit or compete against other films. A continuation of this trend would leave us more dependent on other media, such as home entertainment, television, international markets and digital for revenue, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Budget overruns may adversely affect our business. While our business model requires that we be efficient in the production of our motion pictures and television programs, actual motion picture and television production costs may exceed their budgets. The production, completion and distribution of motion pictures and television productions can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing or on terms acceptable to us, nor can we assure you that we will recoup these costs. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit facilities and the indenture governing our senior secured notes. In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our credit facilities could terminate their commitments to lend us money;

•	the holders of our secured debt could foreclose against the assets securing their borrowings; and/or

•	we could be forced into bankruptcy or liquidation.

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

As of March 31, 2014, our corporate debt was $689.8 million (carrying value - $677.2 million). In addition, our production loan obligations were $418.9 million. On July 19, 2013, we redeemed $432.0 million of our 10.25% Senior Secured Second-Priority Notes (the “10.25% Senior Notes”), issued $225.0 million of our 5.25% Senior Secured Second-Priority Notes (the “5.25% Senior Notes”) and borrowed $225.0 million under our Second Lien Credit and Guarantee Agreement dated July 19, 2013 (the “July 2013 7-Year Term Loan”).

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

•
a portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including funding motion picture and television production, development and distribution and other operating expenses, capital expenditures and future business opportunities;

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

Although each of our credit facilities and the indentures governing our senior secured notes contains covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such debt documents provide a number of important exceptions and thus, do not prohibit us or our subsidiaries from doing so. Such exceptions will provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the indenture governing our senior secured notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by liens senior to the liens in respect of our senior secured notes, and (ii) in limited circumstances, we may make investments in assets that are not included in the borrowing base supporting our senior secured notes, in each case, without having to meet the leverage ratio tests for debt incurrence or to fit such investments within the restricted payments “build up basket” or within other categories of funds applicable to making investments and other restricted payments under the indenture governing our senior secured notes.

In addition, we may incur additional indebtedness through our senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the full redemption and discharge of the indenture governing the 10.25% Senior Notes on July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At March 31, 2014, we have borrowed approximately $97.6 million under our senior secured credit facility, and have less than $0.1 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of May 22, 2014, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors and FMR, LLC, and their respective affiliates, beneficially owned approximately 36.3%, 6.9% and 6.6%, respectively, of our outstanding common shares.

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

Our credit facilities and the indenture governing our senior secured notes contain various covenants that, subject to certain exceptions, limit our ability to, among other things:

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

These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. In addition, the restrictive covenants in our credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests and the indenture governing our senior secured notes, outside of specified exceptions, requires us to satisfy certain financial tests in order to engage in activities such as incurring debt or making restricted payments. Our ability to comply with these covenants or meet those financial ratios and tests can be affected by events beyond our control (such as a change in control event), and we cannot assure you that we will meet them. See “An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.” Upon the occurrence of an event of default under our credit facilities, the indenture governing our senior secured notes or the agreements governing our other financing arrangements, the holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and the lenders under our credit facilities could terminate all commitments to extend further credit. Further, the holders of our secured debt that is secured by a first priority or other senior lien, could proceed against the collateral granted to them to secure that indebtedness, which collateral represents substantially all of our assets. If the holders of our debt accelerate the repayment of borrowings, we cannot assure you that we will have sufficient cash flow or assets to repay our debt, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our credit facilities are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The applicable margin with respect to loans under our senior secured credit facility and second lien credit facility are a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR and a percentage per annum equal to 4.0% plus an adjusted rate based on LIBOR, respectively.

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of March 31, 2014, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense. Under our July 2013 7-Year Term Loan, based on the applicable LIBOR in effect as of March 31, 2014, each quarter point change in interest rates would result in a $0.6 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

We have had losses in the past, and we cannot assure future profitability.

Even though we have reported operating income for fiscal years 2010 through 2014, we had an operating loss for fiscal year 2009. We have also reported net losses for the fiscal years 2009 through 2012, and net income for fiscal years 2013 and 2014. Our accumulated deficit was $157.9 million at March 31, 2014. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Moreover, our results of operations may be impacted by the success of critically acclaimed and award winning films, including Academy Award® winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as successfully as these recent critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with generally accepted accounting principles and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program. In addition, we amortize film and television programming costs using the "individual-film-forecast" method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:

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

In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. For example, in fiscal 2011, we retrospectively deconsolidated our interest in TV Guide Network due to new accounting guidance and now account for our holding in that business under the equity method of accounting. Further, in August 2011, we sold our majority interest in Maple Pictures and therefore no longer include the results of operations of that business in our consolidated results of operations although we record the amounts reported to us from the distribution of our products net of certain distribution fees and expenses, as revenue. Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

We have few output agreements with cable and broadcast channels. We distribute our library of motion picture titles and television episodes and programs through EPIX, certain broadcast channels such as TVGN (which exhibit our films, but license such rights on a film-by-film, rather than an output basis) and, specifically, for certain Summit Entertainment motion picture titles, through Showtime Networks and HBO. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We rely on a few major retailers and distributors and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 8% of our revenues in fiscal 2014. In addition, a small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order or becomes bankrupt, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the U.S. Our currency exposure is between Canadian dollars, British pound sterling, Euros, Australian dollars and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined may be distracting to our management and disruptive to our business and may result in significant costs to us. We could face several challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the significant acquisition.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our dispositions may not aid our future growth. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue generating asset, or the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset, all of which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our goal of building a diversified platform for future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

Limitations on control of joint ventures may adversely impact our operations.

We hold our interests in certain businesses as a joint venture or in partnership with non-affiliated third parties. As a result of such arrangements, we may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could, in turn, result in limitations on our ability to implement strategies that we may favor and may limit our ability to transfer our interests. Consequently, any losses experienced by these entities could adversely impact our results of operations and the value of our investment.

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

Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Generally, the popularity of our motion pictures and television programs depends on many factors, including the critical acclaim they receive, the format of their initial release (for example, theatrical or direct-to-video), their actors and other key talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty. In addition, because a motion picture's or television program's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of any downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

Licensed distributors' failure to promote our programs may adversely affect our business. We generally do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors' motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. Unlike us, an independent distributor and producer, most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. The limited supply of motion picture screens compounds this product oversupply problem. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. As a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of our motion pictures may also decrease. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled due to production or other delays, or a change in the schedule of a major studio. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these developments emerge. Consumers are spending an increasing amount of time on the internet and on mobile devices, and are increasingly viewing content on a time-delayed or on-demand basis from the internet, on their televisions and on handheld or portable devices. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries where we distribute our products. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Piracy of motion pictures may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, and certain Eastern European countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace, where necessary, members of our senior management and other key employees could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We are subject to income taxes in the U.S. and foreign tax jurisdictions. We also conduct business and financing activities between our entities in various jurisdictions and we are subject to complex transfer pricing regulations in the countries in which we operate. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. Our future effective tax rates could be affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

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

As of March 31, 2014, we concluded that it was more likely than not that our deferred tax assets were realizable and that a significant portion of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. Based on our current assessment, we continue to believe that substantially all of our deferred tax assets will be realized. There is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the New York Stock Exchange (the "NYSE"). These rules and regulations, which require significant legal and financial compliance costs, may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Certain shareholders own a majority of our outstanding common shares.

As of May 22, 2014, three of our shareholders beneficially owned an aggregate of 70,371,282 of our common shares, or approximately 50% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 36.3% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of May 22, 2014, approximately 60.5% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual's personally identifiable information (e.g., credit card numbers). Many foreign countries have adopted similar laws governing individual privacy, including safeguards which relate to the interaction with children. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 157,158 square feet, including an approximately 4,000 square foot screening room. Our lease expires in August 2023. In Santa Monica, California, we also lease a 4,389 square foot space, a 30,107 square foot space (which leases expire in March 2016, and August 2015, respectively). In New York, we currently occupy approximately 6,473 square feet (to be increased to approximately 7,803 square feet as per a lease that expires in August 2022).

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

On May 22, 2014, the closing sales price of our common shares on the NYSE was $27.50.
The following table sets forth the range of high and low sale prices for our common shares, as reported by the NYSE in U.S. dollars, for our two most recent fiscal years:

	High	Low
Year ended March 31, 2015
First Quarter (through May 22, 2014)	$28.18	$22.25
Year ended March 31, 2014
Fourth Quarter	$33.99	$24.54
Third Quarter	37.75	27.93
Second Quarter	37.81	27.66
First Quarter	30.57	22.25
Year ended March 31, 2013
Fourth Quarter	$24.15	$16.71
Third Quarter	17.02	14.58
Second Quarter	15.97	12.75
First Quarter	15.05	11.26
Holders
As of May 22, 2014, there were 674 registered holders of our common shares.

Dividends

In fiscal 2014, the Company paid its first quarterly cash dividend of five cents ($0.05) per common share to shareholders of record at the close of business on December 31, 2013, for a total of approximately $6.9 million. The Company declared another quarterly cash dividend of five cents ($0.05) per common share payable May 30, 2014 to shareholders of record as of March 31, 2014. We expect to pay quarterly dividends each quarter; however, the amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

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

The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to holders who are “financial institutions” within the meaning of the mark-to-market rules contained in the Income Tax Act (Canada) or to holders who have entered into a “derivative forward agreement” as that term is defined in amendments contained in a Notice of Ways and Means Motion that accompanied the Canadian federal budget tabled by the Minister of Finance (Canada) on March 21, 2013 and which became law through Bill C-4 having received Royal Assent on December 21, 2013.

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

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. Thereafter, on December 17, 2013, our Board of Directors authorized the Company to further increase its stock repurchase plan to $300 million. To date, approximately $155.8 million of the Company’s common shares have been purchased, leaving approximately $144.2 million of authorized potential purchases. The remaining $144.2 million of the Company’s common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.

During the period from the authorization date through March 31, 2014, 7,103,016 common shares have been repurchased at a cost of approximately $73.6 million, including commission costs (and, from April 1, 2014 to May 14, 2014, 3,120,311 common shares at a cost of approximately $82.2 million, including commission costs). The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	—	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	315,706	$26.42	315,706	$226,433,017
Total	315,706	$26.42	315,706	$226,433,017

Additionally, during the three months ended March 31, 2014, 271,430 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2009 and ending March 31, 2014. All values assume that $100 was invested on March 31, 2009 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/09	3/10	3/11	3/12	3/13	3/14
Lions Gate Entertainment Corporation	100.00	123.56	123.76	275.64	470.69	531.18
NYSE Composite	100.00	153.37	177.03	177.22	202.04	239.36
S&P Movies & Entertainment	100.00	195.52	243.50	259.97	369.69	482.33
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
The Selected Consolidated Financial Data below includes the results of Summit Entertainment from its acquisition date of January 13, 2012 onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, through the date of sale of August 10, 2011. In addition, the selected consolidated historical financial data below includes the results of TVGN from the acquisition date of February 28, 2009 until its deconsolidation on May 28, 2009, the date on which we sold a 49% interest in TVGN to One Equity Partners. Due to the accounting standard pertaining to consolidation accounting for variable interest entities, TVGN has been accounted for under the equity method of accounting since May 28, 2009 (see Note 6 to our audited consolidated financial statements). Due to the acquisitions and the consolidation of Maple Pictures, and subsequent sale of our interest in Maple Pictures, and the deconsolidation of TVGN, the Company’s results of operations for the years ended March 31, 2014, 2013, 2012, 2011, and 2010 and financial positions as at March 31, 2014, 2013, 2012, 2011, and 2010 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$2,630,254	$2,708,141	$1,587,579	$1,582,720	$1,489,506
Expenses:
Direct operating	1,369,381	1,390,569	908,402	795,746	777,969
Distribution and marketing	739,461	817,862	483,513	547,226	506,141
General and administration	254,925	218,341	168,864	171,407	143,060
Gain on sale of asset disposal group	—	—	(10,967)	—	—
Depreciation and amortization	6,539	8,290	4,276	5,811	12,455
Total expenses	2,370,306	2,435,062	1,554,088	1,520,190	1,439,625
Operating income	259,948	273,079	33,491	62,530	49,881
Other expenses (income):
Interest expense
Contractual cash based interest	48,960	75,322	62,430	38,879	27,461
Amortization of debt discount and deferred financing costs	17,210	18,258	15,681	16,301	19,701
Total interest expense	66,170	93,580	78,111	55,180	47,162
Interest and other income	(6,030)	(4,036)	(2,752)	(1,742)	(1,547)
Loss (gain) on extinguishment of debt	39,572	24,089	967	14,505	(5,675)
Total other expenses, net	99,712	113,633	76,326	67,943	39,940
Income (loss) before equity interests and income taxes	160,236	159,446	(42,835)	(5,413)	9,941
Equity interests income (loss)	24,724	(3,075)	8,412	(20,712)	(38,995)
Income (loss) before income taxes	184,960	156,371	(34,423)	(26,125)	(29,054)
Income tax provision (benefit)	32,923	(75,756)	4,695	4,256	1,218
Net income (loss)	$152,037	$232,127	$(39,118)	$(30,381)	$(30,272)

Basic Net Income (Loss) Per Common Share	$1.11	$1.73	$(0.30)	$(0.23)	$(0.26)
Diluted Net Income (Loss) Per Common Share	$1.04	$1.61	$(0.30)	$(0.23)	$(0.26)

Weighted average number of common shares outstanding:
Basic	137,468	134,514	132,226	131,176	117,510
Diluted	154,415	149,370	132,226	131,176	117,510

Dividends declared per common share	$0.10	$—	$—	$—	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	25,692	62,363	64,298	86,419	69,242
Investment in films and television programs	1,274,573	1,244,075	1,329,053	607,757	661,105
Total assets	2,851,632	2,760,869	2,787,995	1,569,153	1,516,361
Corporate debt:
Senior revolving credit facility	97,619	338,474	99,750	69,750	17,000
Other senior debt	447,753	432,277	909,024	226,331	225,155
Convertible senior subordinated notes and other financing obligations	131,788	87,167	108,276	110,973	192,036
Total liabilities	2,267,094	2,404,343	2,698,210	1,430,298	1,473,233
Total shareholders’ equity	584,538	356,526	89,785	138,855	42,013

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution, new channel platforms and international distribution and sales. We operate primarily through two reporting segments: Motion Pictures and Television Production.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2014 and 2013.

Motion Pictures. Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the theatrical release of motion pictures in the U.S. and Canada which are licensed to theatrical exhibitors on a picture-by-picture basis. The financial terms that we negotiate with our theatrical exhibitors generally provide that we receive a percentage of the box office results and are negotiated on a picture-by-picture basis.

In fiscal 2014 (i.e., the twelve-month period ending March 31, 2014), we released 13 motion pictures theatrically, which included both Lionsgate and Summit Entertainment films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. In fiscal 2013, as a result of the titles acquired in the acquisition of Summit Entertainment, we released 19 motion pictures theatrically. In fiscal 2012, we released 14 motion pictures theatrically. We intend to release approximately 13 to 15 motion pictures theatrically per year.

•
Home Entertainment. Home Entertainment revenues are derived from releases of our own film and television productions and acquired or licensed films, including theatrical and direct-to-video releases, generated from the sale to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis. We distribute a library of approximately 15,000 motion picture titles and television episodes and programs. We categorized our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray discs.

•	Digital media revenue: Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through (“EST”), and digital rental.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the domestic cable, satellite, and free and pay television markets.

•
International. International revenues are derived from the licensing and sale of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries, and revenues from our distribution to international sub-distributors, on a territory-by-territory basis.

•
Lionsgate UK. Lionsgate UK revenues are derived from the licensing and sale of our productions, acquired films, our catalog product and libraries of acquired titles from Lionsgate UK, our subsidiary located in the United Kingdom.

•
Motion Pictures - Other. Other revenues are derived from, among other things, the sales and licensing of domestic and worldwide rights of titles developed or acquired by our subsidiary, Mandate Pictures, to third-party distributors and to international sub-distributors, sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and the licensing of our films and television programs to ancillary markets.

Television Production. Our Television Production segment includes revenues derived from the licensing and syndication to domestic and international markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming, and home entertainment revenues consisting of television production movies or series. We currently produce, syndicate and distribute 34 television shows on 22 networks and distribute hundreds of series worldwide.

Expenses
Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administration expenses.
Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses. Participation costs represent contingent consideration payable based on the performance of the film to parties associated with the film, including producers, writers, directors or actors. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the film in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
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
Recent Developments

Sale of Equity Interest in FEARnet. On April 14, 2014, the Company sold its 34.5% interest in FEARnet. The sales price was approximately $14.6 million, net of a working capital adjustment. The Company will be recording a gain on the sale in the quarter ended June 30, 2014 of approximately $11.4 million. As a result of this transaction, the Company's equity interest in FEARnet will be reduced to zero as of June 30, 2014. See Note 24 to our audited consolidated financial statements.

Share Repurchases. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through May 14, 2014, we have repurchased a total of 3,436,017 common shares for an aggregate price of $90.5 million. As a result of these repurchases, the Company has $144.2 million of remaining capacity in its $300.0 million share repurchase plan as of May 14, 2014. See Note 24 to our audited consolidated financial statements.
Dividends Declared. On December 18, 2013, our Board of Directors declared a quarterly cash dividend of $0.05 per common share which was paid on February 7, 2014 to shareholders of record as of December 31, 2013. On March 13, 2014, our Board of Directors declared an additional quarterly cash dividend of $0.05 per common share, payable on May 30, 2014 to shareholders of record as of March 31, 2014. See Note 12 to our audited consolidated financial statements.
5.25% Senior Notes Issuance and July 2013 7-Year Term Loan. In July 2013, contemporaneous with the redemption of our 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes") discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a Second Lien Credit and Guarantee Agreement (the "July 2013 7-Year Term Loan"), pursuant to which we borrowed an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million. The 5.25% Senior Notes are due August 1, 2018, and the July 2013 7-Year Term Loan matures on July 19, 2020. The July 2013 7-Year Term Loan bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% or 4.00%, respectively. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%. See Note 8 to our audited consolidated financial statements for further details and key terms of the 5.25% Senior Notes and July 2013 7-Year Term Loan.
Redemption of 10.25% Senior Notes. In July 2013, Lions Gate Entertainment, Inc., our wholly-owned subsidiary ("LGEI"), called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 7-Year Term Loan, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of the 10.25% Senior Notes. See Note 8 to our audited consolidated financial statements for further details.

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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our audited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and EST arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate requiring the most subjectivity and judgment involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVD’s/Blu-ray discs in the retail market which is discussed separately below under the caption “Sales Returns Allowance.”
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $8.6 million and $9.8 million on our total revenue in the fiscal years ended March 31, 2014 and March 31, 2013, respectively.
Provisions for Accounts Receivable. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time or could be better or worse than anticipated and could result in an increase or decrease to our allowance for doubtful accounts, which is recorded in other direct operating expenses.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not, otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. Because of our historical operating losses, in previous years, we had historically provided a full valuation allowance against our net deferred tax assets. However, due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and due to our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the year ended March 31, 2014, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in our Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed during the year ended March 31, 2014. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision. Our net unreserved deferred tax assets at March 31, 2014 amounted to $66.0 million.
We operate and are subject to income taxes in the U.S., and in several foreign jurisdictions. Our effective tax rates are affected by many factors, including the level of income generated in the jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items. A 1% change in our effective income tax rate, excluding discrete items, would result in an increase or decrease in our income tax expense of approximately $1.8 million for the year ended March 31, 2014.
Goodwill. Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2014 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for our fiscal year beginning April 1, 2013. During the fiscal year ended March 31, 2014, we did not have any significant amounts reclassified out of accumulated other comprehensive loss.
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

RESULTS OF OPERATIONS
Fiscal 2014 Compared to Fiscal 2013
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues (1)
Motion Pictures	$2,182.9		$2,329.1		$(146.2)	(6.3)%
Television Production	447.4		379.0		68.4	18.0%
	$2,630.3		$2,708.1		$(77.8)	(2.9)%
Direct operating expenses
Motion Pictures	$981.1	44.9%	$1,077.8	46.3%	$(96.7)	(9.0)%
Television Production	388.3	86.8	312.7	82.5	75.6	24.2%
	$1,369.4	52.1%	$1,390.5	51.3%	$(21.1)	(1.5)%
Distribution and marketing
Motion Pictures	$710.0	32.5%	$787.5	33.8%	$(77.5)	(9.8)%
Television Production	29.5	6.6	30.4	8.0	(0.9)	(3.0)%
	$739.5	28.1%	$817.9	30.2%	$(78.4)	(9.6)%
Gross segment contribution
Motion Pictures	$491.8	22.5%	$463.8	19.9%	$28.0	6.0%
Television Production	29.6	6.6	35.9	9.5	(6.3)	(17.5)%
	$521.4	19.8%	$499.7	18.5%	$21.7	4.3%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$829.6	$900.0	$(70.4)	(7.8)%
Television Production	34.3	64.1	(29.8)	(46.5)%
	$863.9	$964.1	$(100.2)	(10.4)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the fiscal years ended March 31, 2014 and 2013.

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$524.7	$535.5	$(10.8)	(2.0)%
Home Entertainment	829.6	900.0	(70.4)	(7.8)%
Television	225.3	277.9	(52.6)	(18.9)%
International	397.1	369.7	27.4	7.4%
Lionsgate UK	146.3	147.7	(1.4)	(0.9)%
Other	59.9	98.3	(38.4)	(39.1)%
	$2,182.9	$2,329.1	$(146.2)	(6.3)%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing approximately five percent or more of theatrical revenue by fiscal years theatrical slate and the month of their release for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Warm Bodies	February 2013
The Hunger Games: Catching Fire	November 2013	The Twilight Saga: Breaking Dawn - Part 2	November 2012
Ender's Game	November 2013	The Expendables 2	August 2012
Now You see Me	May 2013	Madea's Witness Protection	June 2012
Fiscal 2012 Theatrical Slate:
		The Hunger Games	March 2012
Theatrical revenue decreased in fiscal 2014, as compared to fiscal 2013, which was largely driven by decreases in revenue as a result of the smaller Fiscal 2014 Theatrical Slate of 13 wide releases, as compared to 19 wide releases in our Fiscal 2013 Theatrical Slate, and the significant revenues in the prior year from the late March 2012 release of The Hunger Games. However, these decreases in revenue were mostly offset by the successful box office performances of the titles released in fiscal 2014 including those listed in the table above, and in particular, The Hunger Games: Catching Fire, from our Fiscal 2014 Theatrical Slate.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014		2013
	DVD Release Date		DVD Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	March 2014	The Twilight Saga: Breaking Dawn - Part 2	March 2013
Escape Plan	February 2014	The Expendables 2	November 2012
Ender's Game	February 2014	Madea's Witness Protection	October 2012
Red 2	November 2013	Cabin In The Woods	September 2012
Now You See Me	September 2013	What To Expect When You're Expecting	September 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Snitch	June 2013	The Hunger Games	August 2012
Warm Bodies	June 2013	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 2	March 2013	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Fiscal 2012 Theatrical Slate:
The Hunger Games	August 2012
Managed Brands and Other:
Mud	August 2013
The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014			2013
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$209.7	$49.5	$259.2	$—	$—	$—
Fiscal 2013 Theatrical Slate	101.2	83.9	185.1	249.1	50.6	299.7
Fiscal 2012 Theatrical Slate	23.0	5.3	28.3	176.8	59.4	236.2
Fiscal 2011 & Prior Theatrical Slate	17.4	7.1	24.5	22.8	7.3	30.1
Total Theatrical Slates	351.3	145.8	497.1	448.7	117.3	566.0
Summit Titles Released Theatrically Pre-Acquisition	24.0	7.6	31.6	46.9	36.9	83.8
Managed Brands and Other (2)	215.1	85.8	300.9	176.3	73.9	250.2
	$590.4	$239.2	$829.6	$671.9	$228.1	$900.0
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Managed Brands and Other consists of Direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $829.6 million decreased $70.4 million, or 7.8%, in fiscal 2014, as compared to fiscal 2013. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, and Summit Titles Released Theatrically Pre-Acquisition due to the static nature of this product category, offset in part by an increase in the contribution of revenue by our Managed Brands and Other titles in fiscal 2014. The decrease in the contribution of revenue from the theatrical slates was partly driven by fewer home entertainment releases from our smaller Fiscal 2014 Theatrical Slate as compared to the Fiscal 2013 Theatrical Slate in the prior year. In addition, fiscal 2013 included the home entertainment release of The Twilight Saga: Breaking Dawn - Part 2, and the August 2012 release of The Hunger Games, while fiscal 2014 included only one month of revenue from the March 2014 release of The Hunger Games: Catching Fire.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Now You See Me	Madea's Witness Protection
Fiscal 2013 Theatrical Slate:	The Expendables 2
Snitch	Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	The Hunger Games
The Twilight Saga: Breaking Dawn - Part 2	Summit Titles Released Theatrically Pre-Acquisition:
The Possession	Knowing
Warm Bodies	The Twilight Saga: Breaking Dawn - Part 1
The Twilight Saga: Eclipse
The Twilight Saga: New Moon

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2014 Theatrical Slate	$24.4	$—	$24.4	100.0%
Fiscal 2013 Theatrical Slate	94.4	42.8	51.6	120.6%
Fiscal 2012 Theatrical Slate	8.6	49.2	(40.6)	(82.5)%
Fiscal 2011 & Prior Theatrical Slate	39.6	52.5	(12.9)	(24.6)%
Total Theatrical Slates	167.0	144.5	22.5	15.6%
Summit Titles Released Theatrically Pre-Acquisition	26.1	111.2	(85.1)	(76.5)%
Managed Brands and Other	32.2	22.2	10.0	45.0%
	$225.3	$277.9	$(52.6)	(18.9)%
Television revenue decreased in fiscal 2014 as compared to fiscal 2013 due to a lower contribution of revenue from the Summit Titles Released Theatrically Pre-Acquisition due to the static nature of this product, offset partially by an increase in the contribution of revenue from our theatrical slates as listed above, and an increase in the contribution of revenue by our Managed Brands and Other titles. The contribution of revenue from the theatrical slates included a greater contribution in fiscal 2014 from the Fiscal 2013 Theatrical Slate, as compared to the contribution of the Fiscal 2012 Theatrical Slate in fiscal 2013, due to the larger number of titles in the Fiscal 2013 Theatrical Slate and the timing of their television windows opening, offset partially by lower television revenue from our smaller Fiscal 2014 Theatrical Slate as compared to the Fiscal 2013 Theatrical Slate in the prior year.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Escape Plan	Step Up Revolution
Now You See Me	The Twilight Saga: Breaking Dawn - Part 2
Red 2	What To Expect When You're Expecting
The Hunger Games: Catching Fire	Fiscal 2012 Theatrical Slate:
The Hunger Games
Fiscal 2013 Theatrical Slate:	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 2	The Twilight Saga: Breaking Dawn - Part 1
The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues
Fiscal 2014 Theatrical Slate	$239.1	$—	$239.1	100.0%
Fiscal 2013 Theatrical Slate	88.7	215.5	(126.8)	(58.8)%
Fiscal 2012 Theatrical Slate	5.6	52.8	(47.2)	(89.4)%
Fiscal 2011 & Prior Theatrical Slate	9.1	9.1	—	—%
Total Theatrical Slates	342.5	277.4	65.1	23.5%
Summit Titles Released Theatrically Pre-Acquisition	37.5	76.4	(38.9)	(50.9)%
Managed Brands and Other	17.1	15.9	1.2	7.5%
	$397.1	$369.7	$27.4	7.4%

International revenue included in motion pictures revenue increased in fiscal 2014 as compared to fiscal 2013 despite the fewer number of titles in our Fiscal 2014 Theatrical Slate as compared to our Fiscal 2013 Theatrical Slate. This was primarily driven by higher international revenues from the Fiscal 2014 and 2013 Theatrical Slates in fiscal 2014 as compared to the international revenues from the Fiscal 2013 and 2012 Theatrical Slates in fiscal 2013 due to the revenues generated by titles reflected in the table above. These increases were offset by the decline in revenue from Summit Titles Released Theatrically Pre-Acquisition due to the static nature of this product.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	The Expendables 2
Lionsgate UK and third party product:	Fiscal 2012 Theatrical Slate:
Olympus Has Fallen	The Hunger Games
Lionsgate UK and third party product:
Magic Mike
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2014 Theatrical Slate	$34.8	$—	$34.8	100.0%
Fiscal 2013 Theatrical Slate	21.2	25.3	(4.1)	(16.2)%
Fiscal 2012 Theatrical Slate	8.3	39.4	(31.1)	(78.9)%
Fiscal 2011 & Prior Theatrical Slate	3.8	8.6	(4.8)	(55.8)%
Total Theatrical Slates	68.1	73.3	(5.2)	(7.1)%
Lionsgate UK and third party product	59.8	55.7	4.1	7.4%
Managed Brands and Other	18.4	18.7	(0.3)	(1.6)%
	$146.3	$147.7	$(1.4)	(0.9)%
Lionsgate UK revenue decreased slightly in fiscal 2014 as compared to fiscal 2013, mainly due to the revenue generated by the titles and product categories listed above.
Television Production Revenue
Television production revenue increased in fiscal 2014 as compared to fiscal 2013, mainly due to higher revenue from domestic television, international and other revenue, offset in in part by a decrease in the home entertainment category of television production. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$326.1	$253.3	$72.8	28.7%
International	82.3	59.0	23.3	39.5%
Home entertainment revenue from television production	34.3	64.1	(29.8)	(46.5)%
Other	4.7	2.6	2.1	80.8%
	$447.4	$379.0	$68.4	18.0%

Television Production - Domestic Television

 Domestic television revenue increased in fiscal 2014, as compared to fiscal 2013, primarily due to an increase in the number of television episodes delivered in fiscal 2014, as compared to fiscal 2013. Television episodes delivered for original exhibition during fiscal 2014 and 2013 included the episode deliveries as shown in the table below:

		Year Ended				Year Ended
		March 31, 2014				March 31, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	38	19.0	Anger Management	1/2hr	27	13.5
Mad Men - Season 6	1hr	11	11.0	Boss - Season 2	1hr	10	10.0
Mad Men - Season 7	1hr	3	3.0	Mad Men - Season 6	1hr	2	2.0
Nashville - Season 1	1hr	6	6.0	Nashville - Season 1	1hr	15	15.0
Nashville - Season 2	1hr	19	19.0	Nurse Jackie - Season 5	1/2hr	10	5.0
Nurse Jackie - Season 6	1/2hr	12	6.0	Orange Is The New Black - Season 1	1hr	8	8.0
Orange Is The New Black - Season 1	1hr	5	5.0	Weeds - Season 8	1/2hr	13	6.5
Orange Is The New Black - Season 2	1hr	13	13.0	Other (1)	1/2hr & 1hr	38	19.0
Other (1)	1/2hr & 1hr	69	40.0
		176	122.0			123.0	79.0
______________________

(1)
Other in fiscal 2014 includes episodes delivered for Saint George, Deadbeat, Deion's Family Playbook, Deal With It (Seasons 1 & 2) and Flea Market Flip (Season 3). Other in fiscal 2013 includes episodes delivered for Next Caller (Season 1) and Flea Market Flip (Seasons 1 & 2).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in fiscal 2014 from Family Feud (Season 6) and The Wendy Williams Show (Season 4), and in fiscal 2013, from House of Payne, Meet The Browns and The Wendy Williams Show (Season 3).
Television Production - International Revenue
International revenues in fiscal 2014 increased as compared to fiscal 2013, primarily due to the Anger Management television series, and Nashville Season 2. International revenue in fiscal 2014 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Seasons 1 & 2), and Orange Is The New Black (Season 1). International revenue in fiscal 2013 primarily included revenue from Anger Management, Boss (Season 1), Mad Men (Seasons 4 & 5), Nashville Season 1 and the Jeremy Kyle Show (Season 1).
Television Production - Home Entertainment Revenue from Television Production
The decrease in home entertainment revenue from television production is primarily due to a decrease in digital media revenue, and to a lesser extent, due to a decrease in packaged media revenue. Digital media revenue was $22.8 million in fiscal 2014, as compared to $48.5 million in fiscal 2013, while packaged media revenue was $11.5 million in fiscal 2014, as compared to $15.6 million in fiscal 2013. The decrease in digital media revenue is primarily due to a licensing contract which resulted in digital media revenue for Weeds (Seasons 6, 7 & 8) and Mad Men (Season 5) in fiscal 2013, with no comparable revenue in fiscal 2014.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2014 and 2013:

	Year Ended			Year Ended
	March 31, 2014			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$624.0	$297.3	$921.3	$725.4	$240.7	$966.1
Participation and residual expense	359.4	89.9	449.3	350.6	71.8	422.4
Other expenses	(2.3)	1.1	(1.2)	1.8	0.3	2.1
	$981.1	$388.3	$1,369.4	$1,077.8	$312.8	$1,390.6
Direct operating expenses as a percentage of segment revenues	44.9%	86.8%	52.1%	46.3%	82.5%	51.3%
Direct operating expenses of the Motion Pictures segment of $981.1 million for fiscal 2014 were 44.9% of motion pictures revenue, compared to $1.1 billion, or 46.3% of motion pictures revenue for fiscal 2013. The decrease in direct operating expenses of $96.7 million is primarily due to a decrease in motion pictures revenue in fiscal 2014, as compared to fiscal 2013. Direct operating expenses as a percentage of motion pictures revenue were 44.9% in fiscal 2014 and were slightly lower compared to direct operating expenses as a percentage of motion pictures revenue of 46.3% in fiscal 2013, with the decrease being, in part, driven by the generally higher direct operating expense as a percentage of revenue in fiscal 2013 as a result of the amortization of film cost resulting from the valuation of the titles acquired in the Summit Entertainment acquisition at fair value under purchase accounting rules. Investment in film write-downs of the Motion Pictures segment during fiscal 2014 totaled approximately $17.3 million, compared to $15.2 million for fiscal 2013. Other direct operating expenses in fiscal 2014 consisted primarily of foreign exchange gains, offset in part by the provision for doubtful accounts, as compared to primarily foreign exchange losses in fiscal 2013.
Direct operating expenses of the Television Production segment of $388.3 million for fiscal 2014 were 86.8% of television production revenue, compared to $312.8 million, or 82.5%, of television production revenue for fiscal 2013. The increase in direct operating expenses of $75.5 million is due to an increase in television production revenue in fiscal 2014, as compared to fiscal 2013. Direct operating expenses as a percentage of television production revenue in fiscal 2014 were higher compared to direct operating expenses as a percentage of television production revenue in fiscal 2013, reflecting the increase in the number of new television programs in fiscal 2014, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets. In fiscal 2014, $25.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $16.1 million in fiscal 2013.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2014 and 2013:

	Year Ended			Year Ended
	March 31, 2014			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$431.5	$0.3	$431.8	$475.5	$—	$475.5
Home Entertainment	200.5	6.5	207.0	226.0	7.6	233.6
Television	1.7	12.7	14.4	3.4	16.5	19.9
International	13.7	8.6	22.3	9.8	5.0	14.8
Lionsgate UK	55.7	1.1	56.8	65.3	1.0	66.3
Other	6.9	0.3	7.2	7.5	0.3	7.8
	$710.0	$29.5	$739.5	$787.5	$30.4	$817.9
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2014 of $431.5 million decreased $44.0 million, compared to $475.5 million in fiscal 2013, primarily due to lower theatrical P&A incurred on our Fiscal 2014 Theatrical Slate releases as a result of our smaller theatrical slate of 13 wide releases, as compared to 19 wide releases in our Fiscal 2013 Theatrical Slate. This decrease was partially offset by higher P&A incurred on our Managed Brands and Other releases due to an increase in the number of titles released and, to a lesser extent, an increase in the P&A incurred in advance for films to be released in fiscal 2015. In fiscal 2014, approximately $22.9 million of P&A was incurred in advance for films to be released in fiscal 2015, such as Draft Day, The Quiet Ones, The Hunger Games: Mockingjay Part 1 and The Expendables 3. In fiscal 2013, approximately $13.9 million of P&A was incurred in advance for films to be released in fiscal 2014, such as The Big Wedding, The Hunger Games: Catching Fire, Ender's Game, Now You See Me, Red 2, Peeples, and You're Next.
Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2014 of $207.0 million decreased $26.6 million, or 11.4%, compared to $233.6 million in fiscal 2013, primarily due to lower distribution and marketing costs associated with lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2014 were 24.0%, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2013 of 24.2%.
Lionsgate UK distribution and marketing expenses in the Motion Pictures segment in fiscal 2014 of $55.7 million decreased slightly from $65.3 million in fiscal 2013.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Gross segment contribution
Motion Pictures	$491.8	$463.8	$28.0	6.0%
Television Production	29.6	35.9	(6.3)	(17.5)%
	$521.4	$499.7	$21.7	4.3%
Gross segment contribution of the Motion Pictures segment increased despite the decrease in motion pictures revenue due to lower direct operating and distribution and marketing expenses in relation to revenues generated, as discussed in the previous sections above. The gross segment contribution of the Motion Pictures segment is primarily driven by the performance and mix of titles in our theatrical slates, and in fiscal 2014 reflects the performance of The Hunger Games: Catching Fire, and to a lesser extent, contributions from Now You See Me, The Twilight Saga: Breaking Dawn - Part 2, Warm Bodies, and Snitch. This compared to contributions from The Hunger Games, and to a lesser extent, Man on a Ledge, and The Twilight Saga: Breaking Dawn - Part 2 in fiscal 2013.
Gross segment contribution of the Television Production segment for fiscal 2014 decreased as compared to fiscal 2013, due to an increase in television production direct operating expenses in relation to television production revenue related to the increase in the number of new shows in fiscal 2014, which typically reflect higher costs in relation to revenues until there are enough episodes ordered and produced to be syndicated in domestic and international markets. This decrease was mostly offset by higher television production revenues generated, and slightly lower distribution and marketing expenses in relation to revenues generated. The gross segment contribution of the Television Production segment is primarily impacted by the performance and mix of television series and an increase in episodes delivered in fiscal 2014, as compared to fiscal 2013. In particular, fiscal 2014 included contributions from Anger Management, Mad Men, Nurse Jackie, and Orange Is The New Black, as compared to contributions from Anger Management, Mad Men, Nurse Jackie, and Weeds in fiscal 2013.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$66.8	$67.2	$(0.4)	(0.6)%
Television Production	12.7	12.0	0.7	5.8%
Shared services and corporate expenses, excluding items below	95.8	88.8	7.0	7.9%
General and administrative expenses before items below:	175.3	168.0	7.3	4.3%
Share-based compensation expense	72.1	47.7	24.4	51.2%
Administrative proceeding	7.5	—	7.5	100.0%
Severance and transaction costs related to the acquisition of Summit Entertainment	—	2.6	(2.6)	(100.0)%
	79.6	50.3	29.3	58.3%
Total general and administrative expenses	$254.9	$218.3	$36.6	16.8%
Total general and administrative expenses as a percentage of revenue	9.7%	8.1%
General and administrative expenses excluding share-based compensation expense, administrative proceeding, and acquisition related expenses, as a percentage of revenue	6.7%	6.2%

Total General and Administrative Expenses
Shared services and corporate expenses excluding share-based compensation expense, administrative proceeding, and severance and transaction costs related to the acquisition of Summit Entertainment, increased $7.0 million, or 7.9%, mainly due to increases in salaries and related expenses including incentive related compensation, and other general and administrative expenses. The administrative proceeding represents the settlement of an administrative order.
Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$22.5	$4.7	$17.8	NM
Restricted share units and other share-based compensation	33.2	27.8	5.4	19.4%
Share appreciation rights	16.4	15.2	1.2	7.9%
	$72.1	$47.7	$24.4	51.2%
_________________________
NM - Percentage not meaningful
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $6.5 million for fiscal 2014 decreased $1.8 million from $8.3 million in fiscal 2013.
Interest expense in fiscal 2014 decreased from fiscal 2013, primarily as a result of the fiscal 2014 redemption of $432.0 million principal amount of the 10.25% Senior Notes, and contemporaneous issuance of $225.0 million principal amount of 5.25% Senior Notes and borrowings of $222.5 million under the July 2013 7-Year Term Loan, net of an original issuance discount of $2.5 million (see Note 8 to our audited consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$9.2	$10.1	$(0.9)	(8.9)%
Convertible senior subordinated notes	4.8	4.3	0.5	11.6%
Senior secured second-priority notes	21.6	44.7	(23.1)	(51.7)%
Term loans	8.0	12.2	(4.2)	(34.4)%
Other	5.4	4.0	1.4	35.0%
	49.0	75.3	(26.3)	(34.9)%
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	8.7	7.7	1.0	13.0%
Senior secured second-priority notes	0.2	0.8	(0.6)	(75.0)%
Term loans	0.3	0.6	(0.3)	(50.0)%
Amortization of deferred financing costs	8.0	9.2	(1.2)	(13.0)%
	17.2	18.3	(1.1)	(6.0)%
	$66.2	$93.6	$(27.4)	(29.3)%
Interest and other income was $6.0 million in fiscal 2014, compared to $4.0 million in fiscal 2013.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2014 and 2013:

	March 31, 2014
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2014	2013	Amount	Percent
		(Amounts in millions)
EPIX (1)	31.2%	$32.3	$16.3	$16.0	98.2%
TVGN (1) (2)	50.0%	(2.6)	(16.5)	13.9	(84.2)%
Defy Media Group	20.0%	(5.4)	(3.8)	(1.6)	42.1%
Roadside Attractions	43.0%	0.5	0.5	—	—%
FEARnet (3)	34.5%	(0.1)	0.4	(0.5)	(125.0)%
		$24.7	$(3.1)	$27.8	NM
 ______________________

NM -	Percentage not meaningful.

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and TVGN. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 6 to our audited consolidated financial statements).

(2)
On May 31, 2013, we sold our 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN. As a result of this transaction, we recorded a gain of $4.0 million that is included in our equity interest income (loss) for TVGN for fiscal 2014.

(3)	On April 14, 2014, the Company sold its 34.5% interest in FEARnet. See Note 24 to our audited consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $39.6 million for the fiscal year ended March 31, 2014, primarily resulting from the 10.25% Senior Notes that were called for redemption on July 19, 2013 and redeemed on August 19, 2013 (see Note 8 to our audited consolidated financial statements). For the fiscal year ended March 31, 2013, loss on extinguishment of debt was $24.1 million, primarily due to the accelerated pay-down of our Summit Term Loan (defined below) during the fiscal year, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $22.7 million.

Income Tax Provision (Benefit)
We had an income tax expense of $32.9 million, or 17.8%, of income before income taxes (i.e., effective rate) in fiscal 2014, compared to a benefit of $75.8 million, or 48.4%, of income before income taxes in fiscal 2013. Our tax provision was impacted by certain discrete items and changes in our valuation allowance, as discussed below. Excluding these items, our effective tax rate was 25.7% and 41.1% for the fiscal years ended March 31, 2014 and 2013, respectively. The decrease in our effective tax rate from fiscal 2013 reflects certain business and financing activities in and among our operations in the various tax jurisdictions in which we operate. Our effective tax rate has changed from the prior fiscal year, and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the level of income generated in the jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
For the fiscal year ended March 31, 2014, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against our net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which in the aggregate, impacted the effective tax rate by a benefit of 7.9%, which reconciles to the reported effective tax rate. For the fiscal year ended March 31, 2013, the income tax benefit included a tax benefit of $141.1 million for changes to our valuation allowance on our net deferred tax assets, including our net operating loss carryforwards, and other discrete items, impacting our effective tax rate by a benefit of 89.5%, which reconciles to our reported effective rate. In fiscal 2013, the change in the valuation allowance of $141.1 million consisted of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013, and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 that the Company believes are more likely than not to be realized in future periods on future tax returns.

We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2015 as compared to fiscal 2014. At March 31, 2014, we had U.S. net operating loss carryforwards of approximately $147.9 million available to reduce future federal income taxes which expire beginning in 2019 through 2034, state net operating loss carryforwards of approximately $173.4 million available to reduce future state income taxes which expire in varying amounts beginning 2014, and Canadian loss carryforwards of $28.0 million, which will expire beginning in 2031 through 2032.

Net Income
Net income for the fiscal year ended March 31, 2014 was $152.0 million, or basic net income per common share of $1.11 on 137.5 million weighted average common shares outstanding and diluted net income per common share of $1.04 on 154.4 million weighted average common shares outstanding. This compares to net income for the fiscal year ended March 31, 2013 of $232.1 million, or basic net income per common share of $1.73 on 134.5 million weighted average common shares outstanding and diluted net income per common share of $1.61 on 149.4 million weighted average common shares outstanding.

Fiscal 2013 Compared to Fiscal 2012
Due to the acquisition of Summit Entertainment on January 13, 2012, the results of operations for the fiscal year ended March 31, 2012 include the results of Summit Entertainment for the period from January 13, 2012 through March 31, 2012, as compared to a full year of Summit Entertainment operations included in the fiscal year ended March 31, 2013.
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013		2012		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues (1)
Motion Pictures	$2,329.1		$1,190.3		$1,138.8	95.7%
Television Production	379.0		397.3		(18.3)	(4.6)%
	$2,708.1		$1,587.6		$1,120.5	70.6%
Direct operating expenses
Motion Pictures	$1,077.8	46.3%	$604.3	50.8%	$473.5	78.4%
Television Production	312.7	82.5	304.1	76.5	8.6	2.8%
	$1,390.5	51.3%	$908.4	57.2%	$482.1	53.1%
Distribution and marketing
Motion Pictures	$787.5	33.8%	$455.0	38.2%	$332.5	73.1%
Television Production	30.4	8.0	28.6	7.2	1.8	6.3%
	$817.9	30.2%	$483.6	30.5%	$334.3	69.1%
Gross segment contribution
Motion Pictures	$463.8	19.9%	$131.0	11.0%	$332.8	254.0%
Television Production	35.9	9.5	64.7	16.3	(28.8)	(44.5)%
	$499.7	18.5%	$195.7	12.3%	$304.0	155.3%
_________________________________________
(1)Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$900.0	$582.0	$318.0	54.6%
Television Production	64.1	101.5	(37.4)	(36.8)%
	$964.1	$683.5	$280.6	41.1%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the years ended March 31, 2013 and 2012.

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$535.5	$208.9	$326.6	156.3%
Home Entertainment	900.0	582.0	318.0	54.6%
Television	277.9	119.9	158.0	131.8%
International	369.7	112.9	256.8	227.5%
Lionsgate UK	147.7	101.5	46.2	45.5%
Other	98.3	65.1	33.2	51.0%
	$2,329.1	$1,190.3	$1,138.8	95.7%
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
Theatrical revenue increased in fiscal 2013 as compared to fiscal 2012, primarily due to the successful box office performances of The Twilight Saga: Breaking Dawn - Part 2, released in November 2012, and the continued success of The Hunger Games, released in late March 2012, in fiscal 2013. Additionally, the increase is due to an increased theatrical slate of 19 wide releases in fiscal 2013, as compared to 12 wide releases in fiscal 2012. The Hunger Games released on March 23, 2012 and includes eight days of theatrical rentals in fiscal 2012.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing approximately two percent or more of motion pictures home entertainment revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013		2012
	DVD Release Date		DVD Release Date
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	March 2013	Abduction	January 2012
The Expendables 2	November 2012	Warrior	December 2011
Madea's Witness Protection	October 2012	Conan the Barbarian	November 2011
Cabin In The Woods	September 2012	Madea's Big Happy Family	August 2011
What To Expect When You're Expecting	September 2012
Fiscal 2012 Theatrical Slate:		Fiscal 2011 Theatrical Slate:
The Hunger Games	August 2012	The Lincoln Lawyer	July 2011
Summit Titles Released Theatrically Pre-Acquisition:		Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 1	February 2012	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands and Other:
		50/50	January 2012
The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013			2012
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2013 Theatrical Slate	$249.1	$50.6	$299.7	$—	$—	$—
Fiscal 2012 Theatrical Slate	176.8	59.4	236.2	57.1	17.5	74.6
Fiscal 2011 Theatrical Slate	6.9	1.5	8.4	46.9	36.5	83.4
Fiscal 2010 & Prior Theatrical Slate	15.9	5.8	21.7	24.1	5.9	30.0
Total Theatrical Slates	448.7	117.3	566.0	128.1	59.9	188.0
Summit Titles Released Theatrically Pre-Acquisition	46.9	36.9	83.8	142.9	7.1	150.0
Managed Brands and Other (2)	176.3	73.9	250.2	195.9	48.1	244.0
	$671.9	$228.1	$900.0	$466.9	$115.1	$582.0
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Managed Brands and Other consists of Direct-to-DVD, acquired and licensed brands, acquired library and other product.
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
The Next Three Days
Fiscal 2009 Theatrical Slate:
Madea Goes to Jail

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2013 Theatrical Slate	$42.8	$—	$42.8	100.0%
Fiscal 2012 Theatrical Slate	49.2	9.8	39.4	402.0%
Fiscal 2011 Theatrical Slate	21.3	59.2	(37.9)	(64.0)%
Fiscal 2010 & Prior Theatrical Slate	31.2	29.0	2.2	7.6%
Total Theatrical Slates	144.5	98.0	46.5	47.4%
Summit Titles Released Theatrically Pre-Acquisition	111.2	2.7	108.5	NM
Managed Brands and Other	22.2	19.2	3.0	15.6%
	$277.9	$119.9	$158.0	131.8%
____________________
NM - Percentage not meaningful.
Television revenue included in motion pictures revenue increased in fiscal 2013 as compared to fiscal 2012, mainly due to the Summit Titles Released Theatrically Pre-Acquisition with television availability windows opening in fiscal 2013, and also due to the number and performance of titles in the theatrical slates listed above with television availability windows opening in fiscal 2013.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Step Up Revolution	Abduction
The Twilight Saga: Breaking Dawn - Part 2	The Hunger Games
What To Expect When You're Expecting	Warrior
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	Kick-Ass
Summit Titles Released Theatrically Pre-Acquisition:	Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Breaking Dawn - Part 1	The Twilight Saga: Breaking Dawn - Part 1
The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
International revenues
Fiscal 2013 Theatrical Slate	$215.5	$—	$215.5	100.0%
Fiscal 2012 Theatrical Slate	52.8	46.7	6.1	13.1%
Fiscal 2011 Theatrical Slate	4.2	13.1	(8.9)	(67.9)%
Fiscal 2010 & Prior Theatrical Slate	4.9	9.8	(4.9)	(50.0)%
Total Theatrical Slates	277.4	69.6	207.8	298.6%
Summit Titles Released Theatrically Pre-Acquisition	76.4	21.3	55.1	258.7%
Managed Brands and Other	15.9	22.0	(6.1)	(27.7)%
	$369.7	$112.9	$256.8	227.5%

International revenue included in motion pictures revenue increased in fiscal 2013 as compared to fiscal 2012, mainly due to the revenues generated by the titles and product categories listed above, and particularly the performance of the titles in the Fiscal 2013 Theatrical Slate.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the fiscal years ended March 31, 2013 and 2012:

Year Ended March 31,
2013	2012
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Expendables 2	The Hunger Games
Fiscal 2012 Theatrical Slate:	Fiscal 2011 Theatrical Slate:
The Hunger Games	The Expendables
Lionsgate UK and third party product:	Lionsgate UK and third party product:
Magic Mike	Blitz
Salmon Fishing In The Yemen

The following table sets forth the components of Lionsgate UK revenue by product category for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2013 Theatrical Slate	$25.3	$—	$25.3	100.0%
Fiscal 2012 Theatrical Slate	39.4	14.9	24.5	164.4%
Fiscal 2011 Theatrical Slate	5.3	19.4	(14.1)	(72.7)%
Fiscal 2010 & Prior Theatrical Slate	3.3	6.2	(2.9)	(46.8)%
Total Theatrical Slates	73.3	40.5	32.8	81.0%
Lionsgate UK and third party product	55.7	38.6	17.1	44.3%
Managed Brands and Other	18.7	22.4	(3.7)	(16.5)%
	$147.7	$101.5	$46.2	45.5%
Lionsgate UK revenue increased in fiscal 2013 as compared to fiscal 2012, mainly due to higher revenues generated by the Fiscal 2013 and 2012 Theatrical Slates in fiscal 2013 as compared to the revenues generated by the Fiscal 2012 and 2011 Theatrical Slates in fiscal 2012, and due to the increase in revenue from Lionsgate UK and third party product, due primarily to the titles reflected in the table above.
Television Production Revenue
Television production revenue decreased in fiscal 2013 as compared to fiscal 2012, mainly due to lower revenue generated from the home entertainment category of television production, offset by an increase in international revenue from television production in fiscal 2013 as compared to fiscal 2012. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$253.3	$251.8	$1.5	0.6%
International	59.0	37.2	21.8	58.6%
Home entertainment revenue from television production	64.1	101.5	(37.4)	(36.8)%
Other	2.6	6.8	(4.2)	(61.8)%
	$379.0	$397.3	$(18.3)	(4.6)%

Television Production - Domestic Television
Domestic television revenue increased slightly in fiscal 2013 as compared to fiscal 2012. Television episodes delivered for original exhibition during fiscal 2013 and 2012 included the following episode deliveries as shown in the table below:

		Year Ended				Year Ended
		March 31, 2013				March 31, 2012
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	27	13.5	Blue Mountain State - Season 3	1hr	13	6.5
Boss - Season 2	1hr	10	10.0	Boss - Season 1	1hr	8	8.0
Mad Men - Season 6	1hr	2	2.0	Mad Men - Season 5	1hr	13	13.0
Nashville - Season 1	1hr	15	15.0	Nurse Jackie - Season 4	1/2hr	10	5.0
Nurse Jackie - Season 5	1/2hr	10	5.0	Weeds - Season 7	1/2hr	13	6.5
Orange Is The New Black - Season 1	1hr	8	8.0	Other (1)		10	5.5
Weeds - Season 8	1/2hr	13	6.5
Other (1)	1/2hr & 1hr	38	19.0
		123	79.0			67	44.5
______________________

(1)	Other in fiscal 2013 includes episodes delivered for Next Caller (Season 1) and Flea Market Flip (Seasons 1 & 2). Other in fiscal 2012 includes episodes delivered for Bloomberg The Mentor (Season 2).
In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in fiscal 2013 from House of Payne, Meet The Browns and The Wendy Williams Show (Season 3), and in fiscal 2012 from House of Payne, Are We There Yet, Meet The Browns and The Wendy Williams Show (Season 2).

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
Direct operating expenses of the Motion Pictures segment of $1.1 billion for fiscal 2013 were 46.3% of motion pictures revenue, compared to $604.4 million, or 50.8% of motion pictures revenue for fiscal 2012. The direct operating expense as a percentage of revenues in fiscal 2013 is largely driven by the impact of the performance of our Fiscal 2012 Theatrical Slate, and in particular, The Hunger Games, on our fiscal 2013 results, and to a lesser extent, the titles released in our Fiscal 2013 Theatrical Slate and our Managed Brands. These were offset by the generally higher direct operating expense as a percentage of revenue as a result of the increase in film cost resulting from valuing the titles acquired with the Summit Entertainment acquisition at fair value on our balance sheet under purchase accounting rules. Investment in film write-downs of the Motion Pictures segment during fiscal 2013 totaled approximately $15.2 million, compared to $6.8 million for fiscal 2012. In fiscal 2013, there were five write-downs that individually exceeded $1.0 million, which totaled $13.1 million in the aggregate, and in fiscal 2012, there was one write-down that individually exceeded $1.0 million.
Direct operating expenses of the Television Production segment of $312.8 million for fiscal 2013 were 82.5% of television production revenue, compared to $304.0 million, or 76.5%, of television production revenue for fiscal 2012. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the change in mix of titles generating revenue in fiscal 2013, which included an increase in new television programs, such as Nashville and Orange Is the New Black, as compared to fiscal 2012, in addition to higher charges for write-downs of television costs in fiscal 2013 as compared to fiscal 2012. In fiscal 2013, $16.1 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $3.8 million in fiscal 2012. In fiscal 2013, there were write-downs on four television series that individually exceeded $1.0 million, totaling $14.3 million in the aggregate, and in fiscal 2012, there were no write-downs that individually exceeded $1.0 million.

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
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2013 of $475.5 million increased $241.1 million, compared to $234.4 million in fiscal 2012, largely due to 19 wide theatrical releases in our Fiscal 2013 Theatrical Slate as compared to eight theatrical releases in our Fiscal 2012 Theatrical Slate. In fiscal 2013, approximately $13.9 million of P&A was incurred in advance for films to be released in fiscal 2014, such as The Big Wedding, The Hunger Games: Catching Fire, Ender's Game, Now You See Me, Red 2, Peeples, and You're Next. In fiscal 2012, approximately $15.5 million of P&A was incurred in advance for films to be released in fiscal 2013, such as The Cabin in the Woods, Safe and What to Expect When You're Expecting.
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

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
		(Amounts in millions)
Gross segment contribution
Motion Pictures	$463.8	$131.0	$332.8	254.0%
Television Production	35.9	64.7	(28.8)	(44.5)%
	$499.7	$195.7	$304.0	155.3%
Gross segment contribution of the Motion Pictures segment for fiscal 2013 increased as compared to fiscal 2012, due to a significant increase in motion pictures revenue due to a larger theatrical slate after the acquisition of Summit Entertainment in January 2012, and the revenues from The Hunger Games, which was released in late March 2012. The increase in Motion Pictures segment revenue, along with lower Motion Pictures segment direct operating expenses in relation to revenues generated, were offset partially by higher Motion Pictures segment distribution and marketing costs.

Gross segment contribution of the Television Production segment for fiscal 2013 decreased as compared to fiscal 2012 due to a decrease in television production revenue, primarily driven by the decrease in home entertainment revenue of the Television Production segment largely attributable to the significant licensing contract extensions in fiscal 2012 as discussed in the previous section above, and higher direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$67.2	$55.5	$11.7	21.1%
Television Production	12.0	10.9	1.1	10.1%
Shared services and corporate expenses, excluding items below	88.8	67.1	21.7	32.3%
Total general and administrative expenses before items below:	168.0	133.5	34.5	25.8%
Share-based compensation expense	47.7	25.0	22.7	90.8%
Shareholder activist matter	—	(1.7)	1.7	(100.0)%
Severance and transaction costs related to the acquisition of Summit Entertainment	2.6	12.0	(9.4)	(78.3)%
	50.3	35.3	15.0	42.5%
Total general and administrative expenses	$218.3	$168.8	$49.5	29.3%
Total general and administrative expenses as a percentage of revenue	8.1%	10.6%
General and administrative expenses excluding share-based compensation expense, shareholder activist matter expenses, and acquisition related expenses, as a percentage of revenue	6.2%	8.4%
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

Shared Services and Corporate Expenses
Shared services and corporate expenses excluding share-based compensation expense, shareholder activist matter costs and severance and transaction costs related to the acquisition of Summit Entertainment, increased $21.7 million, or 32.3%, mainly due to increases in salaries and related expenses, incentive related compensation and legal and professional fees.

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

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$4.7	$0.2	$4.5	2,250.0%
Restricted share units and other share-based compensation	27.8	9.5	18.3	192.6%
Share appreciation rights	15.2	15.3	(0.1)	(0.7)%
	$47.7	$25.0	$22.7	90.8%
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $8.3 million for fiscal 2013 increased $4.0 million from $4.3 million in fiscal 2012, primarily due to the amortization of finite-lived intangible assets associated with the Summit Entertainment acquisition included in fiscal 2013, with amortization for the period from acquisition on January 13, 2012 to March 31, 2012 included in fiscal 2012.
Interest expense increased in fiscal 2013 as compared to fiscal 2012, primarily due to higher cash-based interest expense on our senior revolving credit facility and Summit Term Loan. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$10.1	$4.1	$6.0	146.3%
Convertible senior subordinated notes	4.3	4.1	0.2	4.9%
Senior secured second-priority notes	44.7	42.2	2.5	5.9%
Term loan	12.2	6.9	5.3	76.8%
Other	4.0	5.1	(1.1)	(21.6)%
	75.3	62.4	12.9	20.7%
Non-Cash Based:
Amortization of discount (premium) on:
Liability component of convertible senior subordinated notes	7.7	7.8	(0.1)	(1.3)%
Senior secured second-priority notes	0.8	0.7	0.1	14.3%
Term loan	0.6	0.4	0.2	50.0%
Amortization of deferred financing costs	9.2	6.8	2.4	35.3%
	18.3	15.7	2.6	16.6%
	$93.6	$78.1	$15.5	19.8%
Interest and other income was $4.0 million in fiscal 2013, compared to $2.8 million in fiscal 2012.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2013 and 2012:

	March 31, 2013
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2013	2012	Amount	Percent
		(Amounts in millions)
EPIX (1)	31.2%	$16.3	$24.4	$(8.1)	(33.2)%
TVGN (1)	50.0%	(16.5)	(8.5)	(8.0)	94.1%
Break Media	42.0%	(3.8)	(5.9)	2.1	(35.6)%
Roadside Attractions	43.0%	0.5	0.6	(0.1)	(16.7)%
FEARnet	34.5%	0.4	0.1	0.3	300.0%
Tiger Gate Entertainment Limited ("Tiger Gate") (2)	16.0%	—	(2.3)	2.3	(100.0)%
		$(3.1)	$8.4	$(11.5)	(136.9)%
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

(2)
Our former joint venture with Saban Capital Group, Inc. (“SCG”). In January 2012, the assets of Tiger Gate were contributed to Celestial Tiger Entertainment Limited (“Celestial Tiger Entertainment”), our joint venture with SCG and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn Bhd., of which we own a 16% interest. Accordingly, our interest in Celestial Tiger Entertainment is accounted for under the cost method.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $24.1 million in fiscal 2013, primarily due to the accelerated pay-down of our Summit Term Loan during the fiscal year, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $22.7 million. For fiscal 2012, the loss on extinguishment of debt was $1.0 million resulting from the May 2011 repurchase of approximately $19.4 million in aggregate principal amount of October 2004 2.9375% Notes, and the August 2011 repurchase of approximately $10.0 million in aggregate principal amount of our 10.25% Senior Notes.

Income Tax (Benefit) Provision
We had an income tax benefit of $75.8 million, or 48.4%, of income before income taxes in fiscal 2013, compared to an expense of $4.7 million, or (13.6%), of loss before income taxes in fiscal 2012. The income tax benefit in fiscal 2013 included a benefit of $141.1 million from change in our valuation allowance on our net deferred tax assets, including our net operating loss carryforwards. The change in the valuation allowance of $141.1 million consisted of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013, and $87.5 million representing a discrete benefit associated with our remaining net deferred tax assets at March 31, 2013 (excluding certain deferred tax liabilities for tax deductible goodwill of $4.8 million) that we believe are more likely than not to be realized in future periods on future tax returns.
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

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at March 31, 2014 primarily consisted of our senior revolving credit facility, senior secured second-priority notes, July 2013 7-Year Term Loan, and our convertible senior subordinated notes. Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method investment funding, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses.

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

Corporate Debt
The principal amounts outstanding under our corporate debt as of March 31, 2014 and 2013 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share	Principal Amounts Outstanding
			March 31,	March 31,
			2014	2013
			(Amounts in thousands)
Senior revolving credit facility (1)	September 2017	N/A	$97,619	$338,474
5.25% Senior Notes (2)	August 2018	N/A	225,000	—
10.25% Senior Notes	N/A	N/A	—	436,000
July 2013 7-Year Term Loan (2)	July 2020	N/A	225,000	—
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	$11.46	115	348
April 2009 3.625% Notes	March 2015	$8.22	40,220	64,505
January 2012 4.00% Notes	January 2017	$10.46	41,850	45,000
April 2013 1.25% Notes	April 2018	$29.89	60,000	—
			$689,804	$884,327
 ______________________

(1)
Senior Revolving Credit Facility: Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. At March 31, 2014, the effective interest rate was approximately 2.65% (March 31, 2013 - 2.70%). Provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At March 31, 2014, there was $702.3 million available (March 31, 2013 — $303.0 million). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase our stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2014, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes and July 2013 7-Year Term Loan: The 5.25% Senior Notes and July 2013 7-Year Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2014, we were in compliance with all applicable covenants.

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(ii)
July 2013 7-Year Term Loan: Bears interest by reference to a base rate (subject to a floor of 2.00%) or the LIBOR rate (subject to a floor of 1.00%), plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of March 31, 2014 was approximately 5.00%.

Corporate Debt Transactions:
10.25% Senior Notes, 5.25% Senior Notes and July 2013 7-Year Term Loan
In June 2013, we paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. We recorded a loss on extinguishment during the year ended March 31, 2014 of $0.5 million, which included $0.2 million of deferred financing costs written off.

In July 2013, we called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 7-Year Term Loan (collectively the "New Issuances"), whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the year ended March 31, 2014.

Summit Term Loan
In connection with the acquisition of Summit Entertainment (see Note 13 to our audited consolidated financial statements) on January 13, 2012, we entered into a new $500.0 million term loan agreement (the "Summit Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit Entertainment to pay off Summit Entertainment's existing term loan. The Summit Term Loan was to mature on September 7, 2016 and was secured by collateral consisting of the assets of Summit Entertainment. The Summit Term Loan carried interest at a reference to a base rate or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Summit Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, we made accelerated payments on the Summit Term Loan and paid off all amounts outstanding under the Summit Term Loan, as well as accrued but unpaid interest.

Convertible Senior Subordinated Notes

Fiscal 2013 Transactions. In July 2012, we completed the optional redemption of 3.625% Convertible Senior Subordinated Notes issued in February 2005 ("the February 2005 3.625% Notes"). Of the $23.5 million of February 2005 3.625% notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest, and $15.8 million were converted into common shares at a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding.

In September 2012 and March 2013, $1.0 million and $1.1 million, respectively, of the principal amount of 3.625% Convertible Senior Subordinated Notes issued in April 2009 ("the April 2009 3.625% Notes") were converted into common shares at a conversion price of approximately $8.25 per share for an aggregate of 251,150 common shares (plus cash in lieu of fractional shares).
Fiscal 2014 Transactions. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018 (the "April 2013 1.25% Notes").

In July 2013, $3.2 million of the principal amount of 4.00% Convertible Senior Subordinated Notes issued in January 2012 ("the January 2012 4.00% Notes") were converted into common shares at a conversion price of approximately $10.50 per share for an aggregate of 299,999 common shares.

In March 2014, $24.3 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion price of approximately $8.25 per share for an aggregate of 2,943,513 common shares (plus cash in lieu of fractional shares).

Production Loans
The amounts outstanding under our production loans as of March 31, 2014 and 2013 were as follows:

	March 31,	March 31,
	2014	2013
	(Amounts in thousands)
Production loans
Individual production loans (1)	$418,883	$404,341
Pennsylvania Regional Center production loans (2)	—	65,000
	$418,883	$469,341
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Individual production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 2.74% to 3.49%.

(2)	The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Amounts borrowed under the agreement carried an interest rate of 1.5%, payable semi-annually.

Dividends

On December 18, 2013, our Board of Directors declared a quarterly cash dividend of $0.05 per common share which was paid on February 7, 2014 to shareholders of record as of December 31, 2013. On March 13, 2014, our Board of Directors declared an additional quarterly cash dividend of $0.05 per common share, payable on May 30, 2014 to shareholders of record as of March 31, 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Share Repurchase Plan

On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through May 14, 2014, we have repurchased a total of 3,436,017 common shares for an aggregate price of $90.5 million. As a result of these repurchases, the Company has $144.2 million of remaining capacity in its $300.0 million share repurchase plan as of May 14, 2014.

Discussion of Operating, Investing, Financing Cash Flows
Cash Flows Provided By (Used In) Operating Activities. Cash flows provided by (used in) operating activities for the years ended March 31, 2014, 2013 and 2012 were as follows:

	Year Ended March 31,			Net Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Amounts in thousands)
Operating Activities:
Operating income	$259,948	$273,079	$33,491	$(13,131)	$239,588
Amortization of films and television programs	921,289	966,027	603,660	(44,738)	362,367
Non-cash stock-based compensation	60,492	35,838	9,957	24,654	25,881
Contractual cash based interest	(48,960)	(75,322)	(62,430)	26,362	(12,892)
Current income tax provision	(17,010)	(12,143)	(3,439)	(4,867)	(8,704)
Other non-cash charges included in operating activities	28,648	12,326	(3,939)	16,322	16,265
Cash flows from operations before changes in operating assets and liabilities	1,204,407	1,199,805	577,300	4,602	622,505

Changes in operating assets and liabilities:
Accounts receivable, net	(93,503)	(4,948)	(256,208)	(88,555)	251,260
Investment in films and television programs	(948,082)	(890,276)	(690,304)	(57,806)	(199,972)
Other changes in operating assets and liabilities	89,690	(28,462)	155,099	118,152	(183,561)
Changes in operating assets and liabilities	(951,895)	(923,686)	(791,413)	(28,209)	(132,273)
Net Cash Flows Provided By (Used In) Operating Activities	$252,512	$276,119	$(214,113)	$(23,607)	$490,232

Fiscal 2014 as Compared to Fiscal 2013. Cash flows provided by operating activities for the year ended March 31, 2014 were $252.5 million compared to cash flows provided by operating activities for the year ended March 31, 2013 of $276.1 million. The decrease in cash provided by operating activities in fiscal 2014 as compared to fiscal 2013 reflects primarily changes in operating assets and liabilities, as cash flows from operations before changes in operating assets and liabilities were comparable. Changes in operating assets and liabilities negatively affected cash provided by operating activities as compared to the prior year due to increases in accounts receivable, primarily due to the theatrical release of Divergent and the home entertainment release of The Hunger Games: Catching Fire in March 2014, and increases in investment in films and television programs partially offset by changes in other operating assets and liabilities. These other changes in operating assets and liabilities were driven by increases in accounts payable, participation and residual liabilities and deferred revenue.
Fiscal 2013 as Compared to Fiscal 2012. Cash flows provided by operating activities for the year ended March 31, 2013 of $276.1 million compared to cash flows used in operating activities of $214.1 million. The increase in cash provided by operating activities in fiscal 2013 as compared to fiscal 2012 was primarily due to the cash flows generated from operations before changes in operating assets and liabilities, partially offset by an increase in cash used for changes in operating assets and liabilities. The increase in cash used in operating assets and liabilities is driven by increases in investment in films and television programs, and changes in other operating assets and liabilities due to increases in accounts payable, partially offset by a decrease in accounts receivable over the prior year which included the March 2012 theatrical release of The Hunger Games.
Cash Flows Provided By (Used in) Investing Activities. Cash flows provided by (used in) investing activities for the years ended March 31, 2014, 2013 and 2012 were as follows:

	Year Ended March 31,			Net Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Amounts in thousands)
Investing Activities:
Proceeds from the sale of a portion of equity method investee	$9,000	$—	$—	$9,000	$—
Purchase of Summit Entertainment, net of unrestricted cash acquired of $315,932	—	—	(553,732)	—	553,732
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943	—	—	9,119	—	(9,119)
Investment in equity method investees	(17,250)	(1,530)	(1,030)	(15,720)	(500)
Purchases of property and equipment	(8,799)	(2,581)	(1,885)	(6,218)	(696)
Other investing activities	8,444	8,606	(4,671)	(162)	13,277
Net Cash Flows Provided By (Used In) Investing Activities	$(8,605)	$4,495	$(552,199)	$(13,100)	$556,694

Fiscal 2014 as Compared to Fiscal 2013. Cash flows used in investing activities of $8.6 million for the year ended March 31, 2014 compared to cash provided by investing activities of $4.5 million for the year ended March 31, 2013, primarily due to an increase in investment in equity method investees, which includes $10.0 million invested in Defy Media and $6.5 million invested in TVGN (see Note 6 to our audited consolidated financial statements) in the year ended March 31, 2014, and an increase in purchases of property and equipment.
Fiscal 2013 as Compared to Fiscal 2012. Cash flows provided by investing activities of $4.5 million for the year ended March 31, 2013 increased as compared to cash flows used in investing activities of $552.2 million for the year ended March 31, 2012, primarily due to cash used in the year ended March 31, 2012 for the acquisition of Summit Entertainment of $553.7 million, net of cash acquired (see Note 13 to our audited consolidated financial statements), offset by $9.1 million of proceeds from the sale of Maple Pictures, net of transaction costs and cash disposed (see Note 13 to our audited consolidated financial statements).
Cash Flows Provided By (Used In) Financing Activities. Cash flows provided by (used in) financing activities for the years ended March 31, 2014, 2013 and 2012 were as follows:

	Year Ended March 31,			Net Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Amounts in thousands)
Financing Activities:
Corporate Debt:
Borrowings:
Senior revolving credit facility	$872,220	$1,144,620	$390,650	$(272,400)	$753,970
Senior secured second-priority notes and July 2013 7-Year Term Loan	440,640	—	201,955	440,640	(201,955)
Summit Term Loan	—	—	476,150	—	(476,150)
Convertible senior subordinated notes	60,000	—	45,000	60,000	(45,000)
	1,372,860	1,144,620	1,113,755	228,240	30,865
Repurchases and repayments:
Senior revolving credit facility - repayments	(1,113,075)	(921,700)	(360,650)	(191,375)	(561,050)
Senior secured second-priority notes - repurchases and redemptions	(470,584)	—	(9,852)	(470,584)	9,852
Summit Term Loan - repayments	—	(484,664)	(15,066)	484,664	(469,598)
Convertible senior subordinated notes - repurchases	—	(7,639)	(46,059)	7,639	38,420
	(1,583,659)	(1,414,003)	(431,627)	(169,656)	(982,376)
Net proceeds from (repayments of) corporate debt	(210,799)	(269,383)	682,128	58,584	(951,511)

Production Loans:
Borrowings	532,416	378,510	381,856	153,906	(3,346)
Repayments	(517,874)	(371,069)	(238,725)	(146,805)	(132,344)
Pennsylvania Regional Center Credit Facility - repayments	(65,000)	(500)	—	(64,500)	(500)
Net proceeds from (repayments of) production loans	(50,458)	6,941	143,131	(57,399)	(136,190)

Other Financing Activities	(18,005)	(20,078)	(77,888)	2,073	57,810
Net Cash Flows Provided By (Used In) Financing Activities	$(279,262)	$(282,520)	$747,371	$3,258	$(1,029,891)
Fiscal 2014 as Compared to Fiscal 2013. Cash flows used in financing activities of $279.3 million for the year ended March 31, 2014 decreased slightly from cash flows used in financing activities of $282.5 million for the year ended March 31, 2013. The cash flows used in financing activities reflect net repayments of our corporate debt of $210.8 million in fiscal 2014, including the Applicable Premium paid in association with the redemption of our 10.25% Senior Notes, and $269.4 million in fiscal 2013, as discussed below. Our corporate debt decreased by approximately $194.5 million from March 31, 2013. Additionally, production loan activity in fiscal 2014 reflects a net repayment of production loans of $50.5 million, consisting of borrowings of $532.4 million and repayments of $582.9 million, including $65.0 million repayment of our Pennsylvania regional center credit facility. In the prior year, production loan activity reflected a net borrowing of production loans of $6.9 million, consisting of borrowings of $378.5 million and repayments of $371.1 million. Production loan borrowings increased in fiscal 2014 as compared to fiscal 2013 due to increased borrowings on productions to be released in fiscal 2015, including production funding for The Hunger Games: Mockingjay - Part 1 and The Hunger Games: Mockingjay - Part 2, and additional financing on certain television productions. Production loan repayments increased in fiscal 2014 as compared to fiscal 2013 due to higher repayments of current period releases, including The Hunger Games: Catching Fire, and increased repayments on television productions.

Cash flows in the year ended March 31, 2014 related to our corporate debt primarily consisted of cash from borrowings from the issuance of the July 2013 7-Year Term Loan and 5.25% Senior Notes to fund much of the amount needed to discharge our 10.25% Senior Notes. In addition, we had net repayments of $240.9 million under our senior revolving credit facility consisting of borrowings to fund the remaining amount needed to discharge our 10.25% Senior Notes and borrowings for normal operating cash needs, which were more than offset by repayments from cash generated from operations.
Fiscal 2013 as Compared to Fiscal 2012. Cash flows used in financing activities of $282.5 million for the year ended March 31, 2013 compared to cash flows provided by financing activities of $747.4 million for the year ended March 31, 2012. The net cash outflow in the year ended March 31, 2013 primarily reflects cash used for repayments of our Summit Term Loan of $484.7 million, offset by net borrowings of $222.9 million under our senior revolving credit facility. The net cash inflow in the year ended March 31, 2012 was primarily driven by proceeds from borrowings under our Summit Term Loan of $476.2 million, net proceeds of $202.0 million from the sale of $200.0 million principal amount of our 10.25% Senior Notes, net borrowings of $30.0 million under our senior revolving credit facility, and $143.1 million of net production loan borrowings in order to fund productions. These were partially offset by $77.1 million payment for the repurchase of common shares held by a significant shareholder included in other financing activities above.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, quarterly cash dividends and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, future equity method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2014 and March 31, 2013 was $1.2 billion and $1.1 billion, respectively.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2014:

	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt recorded as of March 31, 2014 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$97,619	$—	$—	$97,619
5.25% Senior Notes and July 2013 7-Year Term Loan	—	—	—	—	225,000	225,000	450,000
Film obligations and production loans (1)	190,637	272,638	34,652	2,000	1,000	—	500,927
Principal amounts of convertible senior subordinated notes (2)	40,335	—	41,850	—	60,000	—	142,185
	230,972	272,638	76,502	99,619	286,000	225,000	1,190,731
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments (3)	245,211	337,226	121,495	—	—	—	703,932
Interest payments (4)	26,961	25,673	27,751	27,775	22,566	20,447	151,173
Operating lease commitments	11,047	10,747	10,473	10,770	11,102	51,776	105,915
Other contractual obligations	60,964	29,644	11,899	3,848	1,135	—	107,490
	344,183	403,290	171,618	42,393	34,803	72,223	1,068,510
Total future commitments under contractual obligations	$575,155	$675,928	$248,120	$142,012	$320,803	$297,223	$2,259,241
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

(3)
Film obligation commitments include distribution and marketing commitments and minimum guarantee commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(4)
Includes cash interest payments on our corporate debt, excluding the interest payments on the senior revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

Undistributed Foreign Earnings
As of March 31, 2014, we have not made any provision for U.S. income taxes on approximately $19.2 million of unremitted earnings of certain international subsidiaries since these earnings are permanently reinvested outside the U.S. Should we repatriate the funds in the future, we may have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of March 31, 2014.
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our audited consolidated financial statements are presented in the table above.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2014, we had the following outstanding forward foreign exchange contracts with maturities of less than 13 months from March 31, 2014:

March 31, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.8	in exchange for	$7.9	£0.61
Australian Dollar	A$59.5	in exchange for	$52.8	A$1.13
Euro	€7.9	in exchange for	$10.7	€0.74
Czech Republic Koruna	(Kč103.5)	in exchange for	($5.1)	Kč20.17
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2014 were gains of $1.5 million (2013 - gains of $0.5 million; 2012 - less than $0.1 million loss) and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were nil during the year ended March 31, 2014 (2013 - $0.3 million and 2012 - nil), and were included in direct operating expenses in the consolidated statement of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of March 31, 2014, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the July 2013 7-Year Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the July 2013 7-Year Term Loan is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. Assuming the July 2013 7-Year Term Loan outstanding balance and the applicable LIBOR in effect as of March 31, 2014, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 2.74% to 3.49% and applicable margins ranging from 2.0% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.
At March 31, 2014, our 5.25% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $356.8 million, and an estimated fair value of $356.4 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.25% Senior Notes and convertible senior subordinated notes by approximately $11.8 million and $12.2 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2014:

	Year Ended March 31,							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	March 31, 2014
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$97,619	$—	$—	$97,619	$97,619
Average Interest Rate	—	—	—	2.65%	—	—
July 2013 7-Year Term Loan (2)	—	—	—	—	—	225,000	225,000	225,844
Average Interest Rate	—	—	—	—	—	5.00%
Individual production loans (3)	132,309	255,958	30,616	—	—	—	418,883	418,883
Average Interest Rate	3.28%	3.27%	3.24%	—	—	—
Fixed Rates:
Senior Secured Second-Priority Notes (4)	—	—	—	—	—	225,000	225,000	223,313
Average Interest Rate	—	—	—	—	—	5.25%
Principal Amounts of Convertible Senior Subordinated Notes (5):
October 2004 2.9375% Notes	115	—	—	—	—	—	115	111
Average Interest Rate	2.94%	—	—	—	—	—
April 2009 3.625% Notes	40,220	—	—	—	—	—	40,220	40,140
Average Interest Rate	3.63%	—	—	—	—	—
January 2012 4.00% Notes	—	—	41,850	—	—	—	41,850	41,401
Average Interest Rate	—	—	4.00%	—	—	—
April 2013 1.25% Notes	—	—	—	—	60,000	—	60,000	51,411
Average Interest Rate	—	—	—	—	1.25%	—
	$172,644	$255,958	$72,466	$97,619	$60,000	$450,000	$1,108,687	$1,098,722
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The July 2013 7-Year Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 2.74% to 3.49%.

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

As of March 31, 2014, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a materially effect on the financial statements.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2014, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of Lions Gate Entertainment Corp. and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 29, 2014

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-58.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2014
(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2014:
Reserves:
Video returns and allowances	$103,418	$185,373	$—		$(182,111)	(3)	$106,680
Provision for doubtful accounts	$4,494	$421	$—		$(39)	(4)	$4,876
Deferred tax valuation allowance	$25,836	$—	$—		$(16,911)	(5)	$8,925

Year Ended March 31, 2013:
Reserves:
Video returns and allowances	$93,860	$231,209	$—		$(221,651)	(3)	$103,418
Provision for doubtful accounts	$4,551	$(44)	$—		$(13)	(4)	$4,494
Deferred tax valuation allowance	$167,226	$—	$1,963		$(143,353)	(5)	$25,836

Year Ended March 31, 2012:
Reserves:
Video returns and allowances	$90,715	$153,430	$14,940	(2)	$(165,225)	(3)	$93,860
Provision for doubtful accounts	$2,427	$1,986	$168	(2)	$(30)	(4)	$4,551
Deferred tax valuation allowance	$142,502	$—	$24,724		$—		$167,226
____________________________

(1)	Charges for video returns and allowances are charges against revenue.

(2)	Opening balances due to acquisitions, including the acquisition of Summit Entertainment in the year ended March 31, 2012, and fluctuations in foreign currency exchange rates.

(3)	Actual video returns and fluctuations in foreign currency exchange rates.

(4)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(5)	Release of a portion of the valuation allowance previously held against the Company's deferred tax assets.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(3)	Articles
3.2(21)	Notice of Articles
3.3(6)	Vertical Short Form Amalgamation Application
3.4(6)	Certificate of Amalgamation
4.4(1)	Indenture dated as of October 4, 2004 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.5(1)	Form of 2.9375% Convertible Senior Subordinated Notes due 2024
4.6(1)	Form of Guaranty of 2.9375% Convertible Senior Subordinated Notes due 2024
4.7(2)	Indenture dated as of February 24, 2005 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and J.P. Morgan Trust Company, National Association
4.10(10)	Form of Refinancing Exchange Agreement dated April 27, 2009
4.11(10)	Form of Indenture dated as of April 27, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and The Bank of New York Mellon Trust Company, N.A.
4.12(10)	Form of 3.625% Convertible Senior Subordinated Notes Due 2025 dated as of April 27, 2009
4.13(10)	Form of Guaranty of 3.625% Convertible Senior Subordinated Notes due 2025 dated as of April 27, 2009
4.16(22)	Supplemental Indenture dated May 13, 2011 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.17(27)	Indenture, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.18(29)	Supplemental Indenture dated October 15, 2012 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
10.4(5)*	2012 Performance Incentive Plan
10.7*x	Director Compensation Summary
10.29(4)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(4)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(4)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.34(4)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.36(6)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(6)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(6)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.40(7)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10.41(7)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(7)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10.43(8)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.49(9)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
10.51(11)+
Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.55(12)
Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.62(13)	Form of Director Indemnity Agreement

Exhibit
Number	Description of Documents
10.65(14)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.67(15)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(16)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.70(14)+
Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

10.71(17)
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

10.73(18)	Indenture dated as of October 21, 2009 among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp., the guarantors referred to therein and U.S. Bank National Association.
10.74(18)	Pledge and Security Agreement dated as of October 21, 2009 among Lions Gate Entertainment, Inc., the grantors listed therein and U.S. Bank National Association.
10.75(18)
Intercreditor Agreement dated as of October 21, 2009 among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, Lions Gate Entertainment, Inc. and the loan parties referred to therein.

10.76(18)+
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

10.77(19)
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

10.78(19)
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

10.80(20)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
10.81(22)	Agreement, dated as of August, 30, 2011, by and among Lions Gate Entertainment Corp., 0918988 B.C. Ltd, 0918989 B.C. Ltd, Carl C. Icahn and Brett Icahn
10.82(23)	Underwriting Agreement, dated October 13, 2011, by and among Lions Gate Entertainment Corp., the selling shareholders named therein and Piper Jaffray & Co., as underwriter
10.83(24)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.84(25)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.85(26) +
Credit, Security, Guaranty and Pledge Agreement dates as of January 13, 2012 among Summit Entertainment, LLC, as Borrower, the Guarantors referred to therein, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.87(28)+
Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated February 21, 2012 among Summit, certain of its subsidiaries as guarantors, certain lenders specified therein, and JPMorgan Chase Bank, N.A. as administrative agent, amending the Credit, Security, Guaranty and Pledge Agreement dated January 13, 2012

10.88(28)*	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated March 5, 2012
10.89(28)*	Confidential Agreement and General Release between Joseph Drake and Lions Gate Films, Inc. dated April 27, 2012
10.90(28)+
Amendment No.4 dated as of May11, 2012 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

10.91(30)*
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

10.92(31)*	Employment Agreement, dated October 30, 2012, between the Company and Michael Burns

Exhibit
Number	Description of Documents
10.93(32)*	Employment Agreement Amendment, dated December 17, 2012, between the Company and Steve Beeks
10.95(33)	Purchase Agreement, dated April 15, 2013 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.96(34)*	Employment Agreement between the Company and Wayne Levin dated February 7, 2013
10.97(35)*	Executive Annual Bonus Program
10.98(36)*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer
10.99(37)
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

10.100(38)*	Retirement and Consulting Services Agreement between the Company and James Keegan dated as of September 16, 2013
10.101(38)*	Employment Agreement between the Company and James W. Barge dated as of September 16, 2013
10.102(39)	Amendment No. 1 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated December 20, 2013
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2x	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Studio 3 Partners L.L.C. Audited Financial Statements for the years ended September 30, 2013, 2012 and 2011
99.2x	TV Guide Entertainment Group, LLC Audited Consolidated Financial Statements as of March 31, 2014 and 2013, and for each of the three years in the period ended March 31, 2014
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholder's Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 4, 2004.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on February 25, 2005.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(5)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 30, 2012.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 10, 2007.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(10)	Incorporated by reference to the Company's Form T-3 filed on April 20, 2009, as amended on April 22, 2009.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed on August 10, 2009.

(15)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on December 1, 2009.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 as filed on February 9, 2010.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2010.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 20, 2010.

(21)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 as filed on February 9, 2011.

(22)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(23)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on October 13, 2011.

(24)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(25)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 as filed on February 9, 2012.

(27)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement (File No: 333-181371) as filed on May 11, 2012.

(28)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed on May 30, 2012.

(29)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 15, 2012.

(30)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012.

(31)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 5, 2012.

(32)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.

(33)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on April 15, 2013.

(34)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed on May 30, 2013.

(35)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 31, 2013.

(36)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2013.

(37)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013.

(38)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(39)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 24, 2013.
______________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2014.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 29, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 29, 2014
James W. Barge

/s/ MICHAEL BURNS	Director	May 29, 2014
Michael Burns

/s/ GORDON CRAWFORD	Director	May 29, 2014
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 29, 2014
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 29, 2014
Jon Feltheimer

/s/ FRANK GIUSTRA	Director	May 29, 2014
Frank Giustra

/s/ MORLEY KOFFMAN	Director	May 29, 2014
Morley Koffman

/s/ HARALD LUDWIG	Director	May 29, 2014
Harald Ludwig

/s/ G. SCOTT PATERSON	Director	May 29, 2014
G. Scott Paterson

Signature	Title	Date

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 29, 2014
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 29, 2014
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 29, 2014
Hardwick Simmons

/s/ PHYLLIS YAFFE	Director	May 29, 2014
Phyllis Yaffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 29, 2014

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$25,692	$62,363
Restricted cash	8,925	10,664
Accounts receivable, net of reserves for returns and allowances of $106,680 (March 31, 2013 - $103,418) and provision for doubtful accounts of $4,876 (March 31, 2013 - $4,494)	885,571	787,150
Investment in films and television programs, net	1,274,573	1,244,075
Property and equipment, net	14,552	8,530
Equity method investments	181,941	169,450
Goodwill	323,328	323,328
Other assets	71,067	72,619
Deferred tax assets	65,983	82,690
Total assets	$2,851,632	$2,760,869
LIABILITIES
Senior revolving credit facility	$97,619	$338,474
Senior secured second-priority notes	225,000	432,277
July 2013 7-Year Term Loan	222,753	—
Accounts payable and accrued liabilities	332,457	313,620
Participations and residuals	469,390	409,763
Film obligations and production loans	499,787	569,019
Convertible senior subordinated notes	131,788	87,167
Deferred revenue	288,300	254,023
Total liabilities	2,267,094	2,404,343
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 141,007,461 shares issued (March 31, 2013 - 135,882,899 shares)	743,788	672,915
Accumulated deficit	(157,875)	(309,912)
Accumulated other comprehensive loss	(1,375)	(6,477)
Total shareholders’ equity	584,538	356,526
Total liabilities and shareholders’ equity	$2,851,632	$2,760,869
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Revenues	$2,630,254	$2,708,141	$1,587,579
Expenses:
Direct operating	1,369,381	1,390,569	908,402
Distribution and marketing	739,461	817,862	483,513
General and administration	254,925	218,341	168,864
Gain on sale of asset disposal group	—	—	(10,967)
Depreciation and amortization	6,539	8,290	4,276
Total expenses	2,370,306	2,435,062	1,554,088
Operating income	259,948	273,079	33,491
Other expenses (income):
Interest expense
Contractual cash based interest	48,960	75,322	62,430
Amortization of debt discount and deferred financing costs	17,210	18,258	15,681
Total interest expense	66,170	93,580	78,111
Interest and other income	(6,030)	(4,036)	(2,752)
Loss on extinguishment of debt	39,572	24,089	967
Total other expenses, net	99,712	113,633	76,326
Income (loss) before equity interests and income taxes	160,236	159,446	(42,835)
Equity interests income (loss)	24,724	(3,075)	8,412
Income (loss) before income taxes	184,960	156,371	(34,423)
Income tax provision (benefit)	32,923	(75,756)	4,695
Net income (loss)	$152,037	$232,127	$(39,118)
Basic Net Income (Loss) Per Common Share	$1.11	$1.73	$(0.30)
Diluted Net Income (Loss) Per Common Share	$1.04	$1.61	$(0.30)
Weighted average number of common shares outstanding:
Basic	137,468	134,514	132,226
Diluted	154,415	149,370	132,226

Dividends declared per common share	$0.10	$—	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Net income (loss)	$152,037	$232,127	$(39,118)
Foreign currency translation adjustments	4,294	(3,262)	(2,249)
Net unrealized gain (loss) on foreign exchange contracts, net of tax	808	496	(38)
Comprehensive income (loss)	$157,139	$229,361	$(41,405)

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2011	136,839,445	$643,200	$(502,921)	$(1,424)	—	$—	138,855
Exercise of stock options	403,332	3,520					3,520
Stock based compensation, net of withholding tax obligations of $4,320	821,929	5,167					5,167
Issuance of common shares to directors for services	78,267	531					531
Issuance of common shares related to the Summit Entertainment acquisition	5,837,781	50,205					50,205
May 2011 Repurchase - reduction of equity component of October 2004 2.9375% Notes extinguished		(125)					(125)
Equity component of January 2012 4.00% Notes		10,125					10,125
Repurchase of common shares, no par value					11,040,493	(77,088)	(77,088)
Net loss			(39,118)				(39,118)
Foreign currency translation adjustments				(2,249)			(2,249)
Net unrealized loss on foreign exchange contracts				(38)			(38)
Balance at March 31, 2012	143,980,754	712,623	(542,039)	(3,711)	11,040,493	(77,088)	89,785
Exercise of stock options	310,000	2,897					2,897
Stock based compensation, net of withholding tax obligations of $15,995	1,241,264	16,294					16,294
Issuance of common shares to directors for services	31,790	462					462
Conversion of February 2005 3.625% and April 2009 3.625% Notes, net of reacquisition of the equity component	1,359,584	17,727					17,727
Retirement of treasury shares, no par value	(11,040,493)	(77,088)			(11,040,493)	77,088	—
Net income			232,127				232,127
Foreign currency translation adjustments				(3,262)			(3,262)
Net unrealized gain on foreign exchange contracts				496			496
Balance at March 31, 2013	135,882,899	672,915	(309,912)	(6,477)	—	—	356,526
Exercise of stock options	1,198,035	11,972					11,972
Stock based compensation, net of withholding tax obligations of $23,077	964,324	53,419					53,419
Conversion of April 2009 3.625% Notes and January 2012 4.00% Notes	3,263,892	27,360					27,360
Issuance of common shares to directors for services	14,017	427					427
Repurchase of common shares, no par value	(315,706)	(8,339)					(8,339)
Dividends declared		(13,966)					(13,966)
Net income			152,037				152,037
Foreign currency translation adjustments				4,294			4,294
Net unrealized gain on foreign exchange contracts				808			808
Balance at March 31, 2014	141,007,461	$743,788	$(157,875)	$(1,375)	—	$—	$584,538
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013	2012
Operating Activities:	(Amounts in thousands)
Net income (loss)	$152,037	$232,127	$(39,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of intangible assets	6,539	8,290	4,276
Amortization of films and television programs	921,289	966,027	603,660
Amortization of debt discount and deferred financing costs	17,210	18,258	15,681
Non-cash stock-based compensation	60,492	35,838	9,957
Dividend payment from equity method investee	16,079	—	—
Gain on sale of asset disposal group	—	—	(10,967)
Loss on extinguishment of debt	39,572	24,089	967
Equity interests (income) loss	(24,724)	3,075	(8,412)
Deferred income taxes (benefit)	15,913	(87,899)	1,256
Changes in operating assets and liabilities:
Restricted cash	1,775	1,241	37,636
Accounts receivable, net	(93,503)	(4,948)	(256,208)
Investment in films and television programs	(948,082)	(890,276)	(690,304)
Other assets	(3,768)	(2,682)	1,298
Accounts payable and accrued liabilities	17,628	(50,154)	28,302
Participations and residuals	59,207	(6,875)	19,813
Film obligations	(19,187)	1,920	37,081
Deferred revenue	34,035	28,088	30,969
Net Cash Flows Provided By (Used In) Operating Activities	252,512	276,119	(214,113)
Investing Activities:
Purchases of investments	—	(2,022)	—
Proceeds from the sale of investments	—	6,354	—
Proceeds from the sale of a portion of equity method investee	9,000	—	—
Purchase of Summit Entertainment, net of unrestricted cash acquired of $315,932 (see Note 13)	—	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs, and cash disposed of $3,943 (see Note 13)	—	—	9,119
Investment in equity method investees	(17,250)	(1,530)	(1,030)
Dividends from equity method investee in excess of earnings	4,169	—	—
Increase in loans receivable	—	—	(4,671)
Repayment of loans receivable	4,275	4,274	—
Purchases of property and equipment	(8,799)	(2,581)	(1,885)
Net Cash Flows Provided By (Used In) Investing Activities	(8,605)	4,495	(552,199)
Financing Activities:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,804 for the year ended March 31, 2013	872,220	1,144,620	390,650
Senior revolving credit facility - repayments	(1,113,075)	(921,700)	(360,650)
Senior secured second-priority notes - consent fee	—	(3,270)	—
Senior secured second-priority notes and July 2013 7-Year Term Loan - borrowings, net of deferred financing costs of $6,860 for the year ended March 31, 2014 and $12,383 for the year ended March 31, 2012	440,640	—	201,955
Senior secured second-priority notes - repurchases and redemptions	(470,584)	—	(9,852)
Summit Term Loan - borrowings, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	476,150
Summit Term Loan - repayments	—	(484,664)	(15,066)
Convertible senior subordinated notes - borrowings	60,000	—	45,000
Convertible senior subordinated notes - repurchases	—	(7,639)	(46,059)
Production loans - borrowings	532,416	378,510	381,856
Production loans - repayments	(517,874)	(371,069)	(238,725)
Pennsylvania Regional Center credit facility - repayments	(65,000)	(500)	—
Repurchase of common shares	—	—	(77,088)
Dividends paid	(6,900)	—	—
Exercise of stock options	11,972	2,897	3,520
Tax withholding required on equity awards	(23,077)	(15,995)	(4,320)
Other financing obligations - repayments	—	(3,710)	—
Net Cash Flows Provided By (Used In) Financing Activities	(279,262)	(282,520)	747,371
Net Change In Cash And Cash Equivalents	(35,355)	(1,906)	(18,941)
Foreign Exchange Effects on Cash	(1,316)	(29)	(3,180)
Cash and Cash Equivalents - Beginning Of Period	62,363	64,298	86,419
Cash and Cash Equivalents - End Of Period	$25,692	$62,363	$64,298
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
(c) Revenue Recognition
Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of DVDs/Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and electronic-sell-through ("EST") arrangements, such as download-to-own, download-to-rent, video-on-demand and subscription video-on-demand, revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on the Company's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on the Company's assessment of the relative fair value of each title.
Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. Such unamortized discounts were $12.1 million and $15.1 million at March 31, 2014 and 2013, respectively. At March 31, 2014, $178.2 million of accounts receivable are due beyond one year. The accounts receivable are due as follows: $96.4 million in fiscal 2016, $44.8 million in fiscal 2017, $17.9 million in fiscal 2018, $15.2 million in fiscal 2019, $3.6 million in fiscal 2020, and $0.3 million thereafter.
(d) Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(e) Restricted Cash
Restricted cash primarily consists of amounts that are contractually designated for certain theatrical marketing obligations.

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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2014, 2013, and 2012, total capitalized interest was $13.8 million, $13.1 million, and $10.0 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. For an episodic television series still in production, the period over which ultimate revenues are estimated cannot exceed five years from the date of delivery of the most recent episode. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2014 and 2013, the Company recorded impairment charges of $42.4 million and $31.3 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 11). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
(i) Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill: Motion Pictures and Television Production. Goodwill is not amortized but is reviewed for impairment annually each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. However, entities are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The Company performs its annual impairment test as of January 1 in each fiscal year. The Company elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in fiscal 2014. Based on the Company's qualitative assessments, including but not limited to, the results of the most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in the Company's share price, the Company concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.
(j) Other Assets
Other assets include deferred financing costs, intangible assets, loans receivable, and prepaid expenses and other.
Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing are deferred and amortized using the effective interest method, as a component of interest expense, over the period to the earlier of the date of the earliest put option or term to maturity of the related debt obligation.
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
(k) Prints, Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2014 were $520.0 million (2013 — $560.8 million, 2012 — $299.0 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
(l) Income Taxes
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income or loss, a separate component of shareholders’ equity.
(o) Derivative Instruments and Hedging Activities
Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts is recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive loss, a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of operations. Gains and losses realized upon settlement of the foreign exchange contracts that are effective hedges are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged.
(p) Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 12 for further discussion of the Company’s share-based compensation.
(q) Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the years ended March 31, 2014, 2013 and 2012 is presented below:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$152,037	$232,127	$(39,118)
Denominator:
Weighted average common shares outstanding	137,468	134,514	132,226
Basic Net Income (Loss) Per Common Share	$1.11	$1.73	$(0.30)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the years ended March 31, 2014, 2013 and 2012 is presented below:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$152,037	$232,127	$(39,118)
Add:
Interest on convertible notes, net of tax	8,573	7,646	—
Numerator for Diluted Net Income (Loss) Per Common Share	$160,610	$239,773	$(39,118)

Denominator:
Weighted average common shares outstanding	137,468	134,514	132,226
Effect of dilutive securities:
Conversion of notes	13,736	12,788	—
Share purchase options	2,593	1,271	—
Restricted share units	618	797	—
Adjusted weighted average common shares outstanding	154,415	149,370	132,226
Diluted Net Income (Loss) Per Common Share	$1.04	$1.61	$(0.30)
For the years ended March 31, 2014, 2013 and 2012, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	—	14,029
Share purchase options	2,759	1,119	3,157
Restricted share units	87	48	1,467
Contingently issuable shares	457	484	400
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income (Loss) Per Common Share	3,303	1,651	19,053

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
(t) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance was effective for the Company's fiscal year beginning April 1, 2013. During the year ended March 31, 2014, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss.

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

3. Investment in Films and Television Programs

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$509,831	$501,893
Acquired libraries, net of accumulated amortization	14,329	22,408
Completed and not released	50,785	50,519
In progress	351,047	366,587
In development	22,336	25,094
Product inventory	31,248	36,299
	979,576	1,002,800
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	212,929	136,727
In progress	76,459	100,585
In development	5,609	3,963
	294,997	241,275
	$1,274,573	$1,244,075

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			March 31, 2014	March 31, 2013
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	9.75	$10,236	$15,686
Summit Entertainment	January 2012	20.00	17.75	4,093	6,144
Other	—	—	—	—	578
Total Acquired Libraries				$14,329	$22,408
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending March 31, 2015. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2017.

4. Property and Equipment

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Leasehold improvements	$7,846	$7,805
Property and equipment	7,033	6,939
Computer equipment and software	34,781	26,134
	49,660	40,878
Less accumulated depreciation and amortization	(36,314)	(33,554)
	13,346	7,324
Land	1,206	1,206
	$14,552	$8,530

During the year ended March 31, 2014, depreciation expense amounted to $2.8 million (2013 - $3.0 million; 2012 - $3.0 million).
5. Goodwill
The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2014 and 2013 were as follows:

	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Balance as of March 31, 2012	$297,672	$28,961	$326,633
Measurement period adjustments for Summit Entertainment	(3,305)	—	(3,305)
Balance as of March 31, 2013 and March 31, 2014	$294,367	$28,961	$323,328
During the year ended March 31, 2013, the Company recorded measurement period adjustments to the provisional allocation of the estimated purchase price of Summit Entertainment, which resulted in a decrease of $3.3 million to goodwill (see Note 13).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Equity Method Investments
The carrying amounts of significant equity method investments at March 31, 2014 and March 31, 2013 were as follows:

	March 31, 2014
Equity Method Investee	Ownership Percentage	March 31, 2014	March 31, 2013
		(Amounts in thousands)
EPIX	31.2%	$78,758	$66,697
TVGN	50.0%	86,298	91,408
Defy Media Group	20.0%	10,000	4,630
Roadside Attractions	43.0%	3,665	3,372
FEARnet	34.5%	3,220	3,343
		$181,941	$169,450
Equity interests in equity method investments in the consolidated statements of operations represent the Company's portion of the income or loss of its equity method investees based on its percentage ownership and the elimination of profits on licensing to equity method investees. Equity interests in equity method investments for the years ended March 31, 2014, 2013 and 2012 were as follows (income (loss)):

	Year Ended March 31,
Equity Method Investee	2014	2013	2012
	(Amounts in thousands)
EPIX	$32,308	$16,317	$24,407
TVGN	(2,610)	(16,529)	(8,533)
Defy Media Group	(5,380)	(3,847)	(5,816)
Roadside Attractions	529	521	612
FEARnet	(123)	463	71
Tiger Gate	—	—	(2,329)
	$24,724	$(3,075)	$8,412
The Company records its share of Defy Media Group's, Roadside Attractions', and FEARnet's net income or loss on a one quarter lag and, accordingly, during the year ended March 31, 2014, the Company recorded its share of the income or loss generated by these entities for the year ended December 31, 2013.
The Company licenses certain of its theatrical releases and other films and television programs to certain equity method investees. A portion of the profits of these licenses reflecting the Company’s ownership share in the venture are eliminated through an adjustment to the equity interest income of the venture. These profits are recognized as they are realized by the equity method investee through the amortization of the related asset, recorded on the equity method investee's balance sheet, over the license period.
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
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit, and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company had invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. The Company received dividends of $20.2 million from EPIX during the year ended March 31, 2014.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2014 and March 31, 2013 for EPIX:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Current assets	$184,471	$213,508
Non-current assets	$247,231	$208,620
Current liabilities	$126,217	$144,897
Non-current liabilities	$9,459	$6,574
The following table presents the summarized statement of operations for the twelve months ended March 31, 2014, 2013 and 2012 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Twelve Months Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Revenues	$353,439	$337,979	$326,117
Expenses:
Operating expenses	239,933	236,124	230,548
Selling, general and administrative expenses	22,835	23,231	23,232
Operating income	90,671	78,624	72,337
Interest and other income (expense)	(304)	4	—
Net income	$90,367	$78,628	$72,337
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$90,367	$78,628	$72,337
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	28,149	24,493	22,533
Eliminations of the Company’s share of profits on licensing sales to EPIX (1)	(9,638)	(15,918)	(12,934)
Realization of the Company’s share of profits on licensing sales to EPIX (2)	13,797	7,742	14,808
Total equity interest income recorded	$32,308	$16,317	$24,407
__________________

(1)
Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by the Company's percentage ownership of EPIX. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the profit eliminated for the years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Revenue recognized on licensing sales to EPIX	$49,348	$90,686	$70,321

Gross profit on licensing sales to EPIX	$30,941	$51,102	$41,523
Ownership interest in EPIX	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on licensing sales to EPIX	$9,638	$15,918	$12,934

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

TVGN. The Company’s investment interest in TVGN consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company has determined it is not the primary beneficiary of TVGN because pursuant to the amended and restated operating agreement of the entity, the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company's interest in TVGN is being accounted for under the equity method of accounting. During the year ended March 31, 2014, the Company contributed $6.5 million to TVGN. Additionally, the Company contributed $4.5 million to TVGN in April 2014.
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
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN, to a subsidiary of CBS Corporation. The Company has recorded a gain on the sale in the year ended March 31, 2014 of $4.0 million. As a result of the transaction, TVGuide.com is considered a discontinued operation by TVGN, and accordingly, the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, are reflected net within the discontinued operations line item in the summarized statement of operations for TVGN shown below.
TVGN Financial Information:
The following table presents summarized balance sheet data as of March 31, 2014 and March 31, 2013 for TVGN:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Current assets	$27,150	$29,172
Non-current assets	$196,011	$211,922
Current liabilities	$30,653	$30,267
Non-current liabilities	$12,334	$24,818
Redeemable preferred stock	$325,204	$267,362

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the years ended March 31, 2014, 2013 and 2012 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest loss recorded by the Company:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Revenues	$78,407	$68,958	$84,265
Expenses:
Cost of services	36,866	45,350	46,059
Selling, marketing, and general and administration	43,964	36,647	43,061
Depreciation and amortization	8,031	8,439	9,360
Operating loss	(10,454)	(21,478)	(14,215)
Other income	(1,213)	(9)	(15)
Interest expense, net	1,208	1,651	1,812
Accretion of redeemable preferred stock units (1)	40,342	33,950	29,687
Total interest expense, net	40,337	35,592	31,484
Loss from continuing operations	(50,791)	(57,070)	(45,699)
Loss from discontinued operations	(2,799)	(8,139)	(2,736)
Net loss	(53,590)	(65,209)	(48,435)
Reconciliation of net loss reported by TVGN to equity interest loss:
Net loss reported by TVGN	$(53,590)	$(65,209)	$(48,435)
Ownership interest in TVGN	50%	50%	51%
The Company's share of net loss	(26,795)	(33,227)	(24,702)
Gain on sale of the Company's 50% share of TVGuide.com (2)	3,960	—	—
Loss on sale of 1% ownership interest to CBS	—	(1,869)	—
Accretion of dividend and interest income on redeemable preferred stock units (1)	20,171	17,309	15,141
Eliminations of the Company’s share of profit on licensing sales to TVGN (3)	—	(350)	(494)
Realization of the Company’s share of profits on licensing sales to TVGN (4)	54	1,608	1,522
Total equity interest loss recorded	$(2,610)	$(16,529)	$(8,533)
 ___________________

(1)
Accretion of mandatorily redeemable preferred stock units represents TVGN’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded its share of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest loss.

(2)	Represents the gain on sale of the Company's 50% interest in TVGuide.com.

(3)
Represents the elimination of the gross profit recognized by the Company on licensing sales to TVGN in proportion to the Company's ownership interest in TVGN. There were no revenues or gross profits for licensed product to TVGN recognized by Lionsgate for the year ended March 31, 2014. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the profit eliminated for the years ended March 31, 2013 and 2012:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2013	2012
	(Amounts in thousands)
Revenue recognized on licensing sales to TVGN	$2,925	$2,925

Gross profit on licensing sales to TVGN	$687	$969
Ownership interest in TVGN	50%	51%
Elimination of the Company's share of profit on licensing sales to TVGN	$350	$494

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

Break Media and Defy Media (together the "Defy Media Group"). Break Media was a multi-platform digital media company and a leader in male-targeted content creation and distribution. In May 2013, the Company contributed $0.8 million to Break Media and combined with the losses recorded for the nine months ended December 31, 2013, reduced the investment in Break Media to zero as of December 31, 2013.
In October 2013, the assets of Break Media were merged with Alloy Digital in a newly formed company, Defy Media. Alloy Digital was a multi-platform digital media company with a strong presence in the youth market. The merger builds scale, broadens the audience reach, and is expected to result in cost efficiencies. Break Media owns a 48% interest in Defy Media. In addition, Lions Gate invested $10 million in Defy Media in exchange for certain preferred units, representing an interest in Defy Media of approximately 4.4%. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 20%.
Roadside Attractions. Roadside Attractions is an independent theatrical releasing company.
FEARnet. FEARnet is a multiplatform programming and content service provider of horror genre films. The Company licenses content to FEARnet for video-on-demand and broadband exhibition. On April 14, 2014, the Company sold its entire interest in FEARnet (see Note 24).

7. Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$34,722	$33,060
Loans receivable	21,717	22,916
Prepaid expenses and other	11,630	9,916
Finite-lived intangible assets	2,998	6,727
	$71,067	$72,619
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 8).
Loans Receivable. The following table sets forth the Company’s loans receivable at March 31, 2014 and March 31, 2013:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Interest Rate at March 31, 2014	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Third-party producer	3.0%	$—	$4,658
Break Media	20.0%	21,717	18,258
		$21,717	$22,916
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses and security deposits.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2014 and March 31, 2013:

		March 31, 2014			March 31, 2013
	Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(Amounts in thousands)
Finite-lived intangible assets:
Trademarks	3	$8,200	$6,402	$1,798	$8,200	$4,073	$4,127
Sales agency relationships	3	6,200	5,000	1,200	6,200	3,600	2,600
		$14,400	$11,402	$2,998	$14,400	$7,673	$6,727

The aggregate amount of amortization expense associated with the Company's intangible assets for the years ended March 31, 2014, 2013 and 2012 was approximately $3.7 million, $5.3 million and $1.3 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2015 through 2019 is approximately $1.8 million, $0.8 million, $0.4 million, nil, and nil, respectively.

8. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Senior revolving credit facility	$97,619	$338,474
5.25% Senior Notes	225,000	—
10.25% Senior Notes, net of unamortized discount of $3,723	—	432,277
July 2013 7-Year Term Loan, net of unamortized discount of $2,247	222,753	—
Convertible senior subordinated notes, net of unamortized discount of $10,397 (March 31, 2013 - $22,686)	131,788	87,167
	$677,160	$857,918
The following table sets forth future annual contractual principal payment commitments under corporate debt as of March 31, 2014:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Conversion Price Per Share	Maturity Date or Next Holder Redemption Date (1)	Year Ended March 31,
Debt Type			2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$97,619	$—	$—	$97,619
5.25% Senior Notes	N/A	August 2018	—	—	—	—	225,000	—	225,000
July 2013 7-Year Term Loan	N/A	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
October 2004 2.9375% Notes	$11.46	October 2014	115	—	—	—	—	—	115
April 2009 3.625% Notes	$8.22	March 2015	40,220	—	—	—	—	—	40,220
January 2012 4.00% Notes	$10.46	January 2017	—	—	41,850	—	—	—	41,850
April 2013 1.25% Notes	$29.89	April 2018	—	—	—	—	60,000	—	60,000
			$40,335	$—	$41,850	$97,619	$285,000	$225,000	689,804
Less aggregate unamortized discount									(12,644)
									$677,160

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.
Senior Revolving Credit Facility
Availability of Funds. At March 31, 2014, there was $702.3 million available (March 31, 2013 — $303.0 million). On September 27, 2012, the Company amended and restated its senior revolving credit facility to provide for borrowings and letters of credit up to an aggregate of $800 million (previously $340 million). Prior to July 19, 2013, due to restrictions in the indenture governing the Company's 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"), as amended on October 15, 2012, the maximum borrowing allowed under the senior revolving credit facility was $650 million, unless certain financial ratios were met. With the redemption of the 10.25% Senior Notes (discussed below), the Company is able to access the full amount of $800 million on its senior revolving credit facility, beginning July 19, 2013. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at March 31, 2014 (March 31, 2013 — $8.5 million).
Maturity Date. The senior revolving credit facility expires September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of March 31, 2014, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.65% and 2.70% on borrowings outstanding as of March 31, 2014 and March 31, 2013, respectively).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2014, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

10.25% Senior Notes
In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), the Company's wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. The Company recorded a loss on extinguishment during the year ended March 31, 2014 of $0.5 million, which included $0.2 million of deferred financing costs written off.

In July 2013, LGEI called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, LGEI used the proceeds from the issuance of the 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes") and the term loan issued in July 2013 (together with the 5.25% Senior Notes, the "New Issuances") as discussed below, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under its senior revolving credit facility, to fund the discharge by LGEI of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed below) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the year ended March 31, 2014.

5.25% Senior Notes and July 2013 7-Year Term Loan

In July 2013, contemporaneous with the redemption of the 10.25% Senior Notes, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Notes, and entered into a seven-year term loan (the "July 2013 7-Year Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million. Transaction costs of $4.2 million relating to these borrowings were capitalized as deferred financing costs and will be amortized to interest expense using the effective interest method over the terms of the respective borrowings. Transaction costs of $2.6 million relating to the portion of these borrowings were deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption and thus expensed as an early extinguishment of debt in the year ended March 31, 2014.

Interest:

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, commencing on February 1, 2014.

(ii)
July 2013 7-Year Term Loan: Bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% or 4.00%, respectively. The base rate is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of March 31, 2014 was approximately 5.00%.

Maturity:

(i)	5.25% Senior Notes: August 1, 2018.

(ii)	July 2013 7-Year Term Loan: July 19, 2020.

Guarantees. The respective borrowings are guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Security Interest and Ranking. The respective borrowings and the guarantees are secured by second-priority liens on substantially all of the Company’s and the guarantors’ tangible and intangible personal property, subject to certain exceptions and permitted liens. The borrowings rank equally in right of payment with all of the Company’s existing and future debt that is not subordinated in right of payment to the 5.25% Senior Notes and July 2013 7-Year Term Loan, including the Company’s

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing convertible senior subordinated notes. The respective borrowings are structurally subordinated to all existing and future liabilities (including trade payables) of the subsidiaries that do not guarantee the 5.25% Senior Notes and July 2013 7-Year Term Loan.

Optional Redemption or Prepayment:

(i)
5.25% Senior Notes: Redeemable by the Company, in whole or in part, at a price equal to 100% of the principal amount of the 5.25% Senior Notes, plus the Applicable Premium, as defined in the indenture governing the 5.25% Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. The Applicable Premium amounts to the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the principal amount of the notes redeemed plus interest through the maturity date over the principal amount of the notes redeemed on the redemption date.

(ii)
July 2013 7-Year Term Loan: The Company may voluntarily prepay the July 2013 7-Year Term Loan at any time, provided that if prepaid prior to July 19, 2014, the Company shall pay to the lenders an amount equal to all unpaid interest payable on the principal amount prepaid through July 19, 2014.  In addition, the Company shall pay to the lenders a prepayment premium on the principal amount prepaid of (i) 2.0%, if such prepayment occurs on or before July 19, 2015 and (ii) 1.0%, if such prepayment occurs after July 19, 2015 and on or before July 19, 2016.  No prepayment premium shall be payable if the prepayment occurs on or after July 19, 2016.

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders some or all of the 5.25% Senior Notes, or prepay some or all of the July 2013 7-Year Term Loan, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase or prepayment. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.25% Senior Notes, or prepay the July 2013 7-Year Term Loan, at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase or prepayment.

Covenants. The 5.25% Senior Notes and July 2013 7-Year Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2014, the Company was in compliance with all applicable covenants.

Summit Term Loan
In connection with the acquisition of Summit Entertainment on January 13, 2012, the Company entered into a new $500.0 million principal amount term loan agreement (the "Summit Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit Entertainment to pay off Summit's existing term loan. The Summit Term Loan was to mature on September 7, 2016, and was secured by collateral consisting of the assets of Summit Entertainment. The Summit Term Loan carried interest at a reference to a base rate, as defined, or the LIBOR rate (subject to a LIBOR floor of 1.25%), in either case plus an applicable margin of 4.50% in the case of base rate loans and 5.50% in the case of LIBOR loans. The Summit Term Loan was repayable in quarterly installments equal to $13.75 million, with the balance payable on the final maturity date. During the year ended March 31, 2013, the Company made accelerated payments on the Summit Term Loan and paid off all amounts outstanding under the Summit Term Loan, as well as accrued but unpaid interest. As a result of the accelerated pay-off, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $22.7 million in the year ended March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at March 31, 2014 and March 31, 2013:

		March 31, 2014			March 31, 2013
	Conversion Price Per Share	Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
		(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (1)	$11.46	$115	$—	$115	$348	$—	$348
April 2009 3.625% Notes (1)	$8.22	40,220	(4,605)	35,615	64,505	(14,598)	49,907
January 2012 4.00% Notes (1)	$10.46	41,850	(5,792)	36,058	45,000	(8,088)	36,912
April 2013 1.25% Notes (2)	$29.89	60,000	—	60,000	—	—	—
		$142,185	$(10,397)	$131,788	$109,853	$(22,686)	$87,167
________________

(1)
The convertible senior subordinated notes provide, with the exception of the 1.25% Convertible Senior Subordinated Notes issued in April 2013 (the "April 2013 1.25% Notes"), at the Company's option, that the conversion of the notes may be settled in cash rather than in the Company's common shares, or a combination of cash and the Company's common shares. Accounting rules require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method.

(2)
The April 2013 1.25% Notes are convertible only into the Company's common shares, and do not carry an option to be settled in cash upon conversion. Accordingly, the April 2013 1.25% Notes have been recorded at their principal amount and are not reduced by a debt discount for the equity component.

Interest Expense. The effective interest rate on the liability component and the amount of interest expense, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the years ended March 31, 2014, 2013 and 2012 are presented below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
October 2004 2.9375% Notes:
Effective interest rate of liability component (9.65%)
Interest expense:
Contractual interest coupon	$7	$10	$497
Amortization of discount on liability component and debt issuance costs	—	—	1,147
	7	10	1,644
February 2005 3.625% Notes:
Effective interest rate of liability component (10.03%)
Interest expense:
Contractual interest coupon	—	80	815
Amortization of discount on liability component and debt issuance costs	—	6	1,472
	—	86	2,287
April 2009 3.625% Notes:
Effective interest rate of liability component (17.26%)
Interest expense:
Contractual interest coupon	2,311	2,402	2,414
Amortization of discount on liability component and debt issuance costs	7,026	6,038	5,064
	9,337	8,440	7,478
January 2012 4.00% Notes:
Effective interest rate of liability component (9.56%)
Interest expense:
Contractual interest coupon	1,714	1,800	395
Amortization of discount on liability component and debt issuance costs	1,819	1,738	361
	3,533	3,538	756
April 2013 1.25% Notes:
Contractual interest coupon	719	—	—
	719	—	—
Total
Contractual interest coupon	4,751	4,292	4,121
Amortization of discount on liability component and debt issuance costs	8,845	7,782	8,044
	$13,596	$12,074	$12,165

Convertible Senior Subordinated Notes Conversions and Redemptions

Fiscal 2013. In July 2012, the Company completed the optional redemption of the 3.625% Convertible Senior Subordinated Notes issued in February 2005 (the "February 2005 3.625% Notes"). Of the $23.5 million of February 2005 3.625% Notes called for redemption, $7.7 million were redeemed for cash at 100% of their principal amount, plus accrued and unpaid interest and $15.8 million were converted into common shares at a conversion price of approximately $14.28 per share for an aggregate of 1,107,950 common shares (plus cash in lieu of fractional shares). Following the redemption, the February 2005 3.625% Notes are no longer outstanding. There was no gain or loss on the redemption because the fair value of the liability equaled the carrying value of the liability and all deferred financing costs were fully amortized.

In September 2012 and March 2013, $1.0 million and $1.1 million of the principal amount of the 3.625% Convertible Senior Subordinated Notes issued in April 2009 (the "April 2009 3.625% Notes") were converted into common shares at a conversion price of approximately $8.25 per share for an aggregate of 251,150 common shares (plus cash in lieu of fractional shares). The gain on the September 2012 conversion and the loss on the March 2013 conversion, respectively, were not

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant because the carrying value of the April 2009 3.625% Notes plus the unamortized deferred financing costs approximated the fair value of the liability component of the notes.
Fiscal 2014. In July 2013, $3.2 million of the principal amount of the 4.00% Convertible Senior Subordinated Notes issued in January 2012 (the "January 2012 4.00% Notes") were converted into the Company's common shares at a conversion price of approximately $10.50 per share for an aggregate of 299,999 the Company's common shares. The Company recorded a loss on extinguishment in the year ended March 31, 2014 of $0.3 million, representing the excess of the fair value of the liability component of the January 2012 4.00% Notes converted over their carrying values, plus the deferred financing costs written off.

In March 2014, $24.3 million of the principal amount of the April 2009 3.625% Notes were converted into the Company's common shares at a conversion price of approximately $8.25 per share for an aggregate of 2,943,513 common shares (plus cash in lieu of fractional shares). The Company recorded a loss on extinguishment in the year ended March 31, 2014 of $2.9 million, representing the excess of the fair value of the liability component of the April 2009 3.625% Notes converted over their carrying values, plus the deferred financing costs written off.
Convertible Senior Subordinated Notes Terms
April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of 3.625% Convertible Senior Subordinated Notes, of which $16.2 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2014, $40.2 million of aggregate principal amount (carrying value — $35.6 million) remains outstanding.
Interest: Interest is payable at 3.625% per annum semi-annually on March 15 and September 15 of each year.
Maturity Date: March 15, 2025.
Redeemable by LGEI: Redeemable by the Company on or after March 15, 2015, in whole or in part, at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be redeemed, plus accrued and unpaid interest through the date of redemption.
Repurchase Events: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest.
Conversion Features: Convertible into common shares of the Company at any time before maturity, redemption or repurchase by the Company, at an initial conversion price of approximately $8.25 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (March 31, 2014 - $8.22). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
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
January 2012 4.00% Notes. In January 2012, LGEI issued approximately $45.0 million of 4.00% Convertible Senior Subordinated Notes, of which $10.1 million was allocated to the equity component.
Outstanding Amount: As of March 31, 2014, $41.9 million of aggregate principal amount (carrying value — $36.1 million) remains outstanding.
Interest: Interest is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year.
Maturity Date: January 11, 2017.
Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (March 31, 2014 - $10.46). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Amount: As of March 31, 2014, $60.0 million of aggregate principal amount (carrying value - $60.0 million) remains outstanding.
Interest: Interest is payable semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2013.
Maturity Date: April 15, 2018.
Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (March 31, 2014 - $29.89).

9. Participations and Residuals
The Company expects approximately 62% of accrued participations and residuals will be paid during the one-year period ending March 31, 2015.

10. Film Obligations and Production Loans

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Film obligations	$80,904	$99,678
Production loans
Individual production loans	418,883	404,341
Pennsylvania Regional Center production loans	—	65,000
Total film obligations and production loans	$499,787	$569,019

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2014:

	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Film obligations	$58,328	$16,680	$4,036	$2,000	$1,000	$—	$82,044
Individual production loans	132,309	255,958	30,616	—	—	—	418,883
	$190,637	$272,638	$34,652	$2,000	$1,000	$—	500,927
Less imputed interest on film obligations							(1,140)
							$499,787
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations, which represent amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Individual Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Individual production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 2.74% to 3.49%.

Pennsylvania Regional Center
In April 2008, the Company entered into a loan agreement with the Pennsylvania Regional Center, which provided for the availability of production loans up to $65.5 million on a five-year term for use in film and television productions in the State of Pennsylvania. Amounts borrowed under the agreement carried an interest rate of 1.5%, which was payable semi-annually. The Pennsylvania Regional Center facility matured on April 11, 2013, and was fully repaid at that time. Accordingly, at March 31, 2014, the Company had no borrowings outstanding (March 31, 2013 — $65.0 million).

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, individual production loans, Pennsylvania Regional Center Loan (outstanding at March 31, 2013 only), senior secured second-priority notes, and July 2013 7-Year Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2014 and March 31, 2013:

	March 31, 2014		March 31, 2013
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$86,298	$99,907	$91,408	$99,909

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$115	$111	$348	$276
April 2009 3.625% Notes	35,615	40,140	49,907	66,939
January 2012 4.00% Notes	36,058	41,401	36,912	48,878
April 2013 1.25% Notes	60,000	51,411	—	—
Individual production loans	418,883	418,883	404,341	403,883
Pennsylvania Regional Center production loans	—	—	65,000	65,000
Senior secured second-priority notes	225,000	223,313	432,277	477,965
July 2013 7-Year Term Loan	222,753	225,844	—	—
	$998,424	$1,001,103	$988,785	$1,062,941

12. Capital Stock
(a) Common Shares
The Company had 500 million authorized common shares at March 31, 2014 and March 31, 2013. The table below outlines common shares reserved for future issuance:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Stock options outstanding, average exercise price $20.83 (March 31, 2013 - $13.72)	10,894	6,421
Restricted share units — unvested	2,139	2,077
Share purchase options and restricted share units available for future issuance	3,471	12,341
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.46 per share	10	30
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.22 per share	4,893	7,819
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.46 per share	4,001	4,286
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.89 per share	2,007	—
Shares reserved for future issuance	27,415	32,974

(b) Share Repurchases and Retirement of Treasury Shares
Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. On March 31, 2014, the Company repurchased 315,706 common shares for $8.3 million. See Note 24 for shares repurchased through May 14, 2014.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Repurchases. On August 30, 2011, the Company entered into an agreement with certain shareholders, whereby the Company repurchased 11,040,493 of its common shares at a price of $7.00 per share, for aggregate cash consideration of $77.1 million. The shares repurchased under the agreement were included in treasury shares in the accompanying consolidated balance sheet and statement of shareholders' equity as of March 31, 2012. During the year ended March 31, 2013, the Company retired the 11,040,493 shares held in treasury.
(c) Dividends
On December 18, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share which was paid on February 7, 2014, to shareholders of record as of December 31, 2013. On March 13, 2014, our Board of Directors declared an additional quarterly cash dividend of $0.05 per common share, payable on May 30, 2014 to shareholders of record as of March 31, 2014. As the Company had an accumulated deficit at the time the dividends were declared, these dividends were recorded as a reduction to common shares on the audited consolidated statement of shareholders' equity at March 31, 2014. As of March 31, 2014, the Company had $7.1 million of cash dividends payable included in accounts payable and accrued liabilities on the audited consolidated balance sheet.
(d) Share-based Compensation
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
2012 Performance Incentive Plan: In September 2012, the Company adopted the 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the issuance of up to an additional 18.3 million shares of common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At March 31, 2014, 3,471,378 common shares were available for grant under the 2012 Plan.
The Company accounts for share-based compensation in accordance with accounting standards that require the measurement of all share-based awards using a fair value method and the recognition of the related share-based compensation expense in the consolidated financial statements over the requisite service period. Further, the Company estimates forfeitures for share-based awards that are not expected to vest. As share-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the years ended March 31, 2014, 2013, and 2012:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Compensation Expense:
Stock Options	$22,514	$4,681	$179
Restricted Share Units and Other Share-based Compensation	33,221	27,844	9,546
Share Appreciation Rights	16,384	15,140	15,289
Total share-based compensation expense	$72,119	$47,665	$25,014

Tax impact (1)	(26,684)	(17,479)	—
Reduction in net income	$45,435	$30,186	$25,014
____________________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Stock Options
A summary of option activity under the various plans as of March 31, 2014, 2013 and 2012 and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted- Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
Options:	Shares (1)	Shares (2)	Shares	Price	Term In Years	2014
Outstanding at April 1, 2011	2,710,000	600,000	3,310,000	$9.75
Granted	250,000	—	250,000	13.80
Exercised	(53,332)	(350,000)	(403,332)	8.73
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2012	2,906,668	250,000	3,156,668	$10.20
Granted	3,692,904	—	3,692,904	16.33
Exercised	(60,000)	(250,000)	(310,000)	9.35
Forfeited or expired	(118,190)	—	(118,190)	12.83
Outstanding at March 31, 2013	6,421,382	—	6,421,382	$13.72
Granted	4,955,889	—	4,955,889	29.40
CSARs converted to options	733,334	—	733,334	7.56
Exercised	(1,198,035)	—	(1,198,035)	9.99
Forfeited or expired	(18,560)	—	(18,560)	15.68
Outstanding at March 31, 2014	10,894,010	—	10,894,010	$20.83	7.45	$79,206,261
Outstanding as of March 31, 2014, vested or expected to vest in the future	10,799,062	—	10,799,062	$20.83	7.45	$78,502,440
Exercisable at March 31, 2014	3,231,524	—	3,231,524	$11.81	4.39	$47,296,922
____________________________

(1)	Issued under our long-term incentive plans.

(2)
On September 10, 2007, in connection with the acquisition of Mandate Pictures, two executives entered into employment agreements with the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, all of which have vested. The options were granted outside of our long-term incentive plans.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2014, 2013 and 2012, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options granted during the years then ended:

	Year Ended March 31,
	2014	2013	2012
Weighted average fair value of grants	$12.38	$7.18	$5.25
Weighted average assumptions:
Risk-free interest rate (1)	0.4% - 2.7%	0.5% - 1.5%	1.1%
Expected option lives (in years) (2)	2 - 8 years	3 - 9 years	6 years
Expected volatility for options (3)	38% - 45%	38% - 40%	38%
Expected dividend yield (4)	0.0% - 0.8%	0%	0%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's stock at the date of grant.
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2014 was $28.0 million (2013 — $2.1 million, 2012— $2.5 million).
During the year ended March 31, 2014, no shares were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
A summary of the status of the Company’s restricted share units as of March 31, 2014, 2013 and 2012, and changes during the years then ended is presented below:

Restricted Share Units:	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2011	1,801,058	$6.70
Granted	1,147,052	9.17
Vested	(1,003,700)	6.83
Forfeited	(77,748)	6.51
Outstanding at March 31, 2012	1,866,662	$8.15
Granted	1,814,186	15.23
Vested	(1,465,059)	9.06
Forfeited	(138,988)	9.44
Outstanding at March 31, 2013	2,076,801	$13.61
Granted	1,455,754	28.50
Vested	(1,358,856)	14.24
Forfeited	(34,524)	11.04
Outstanding at March 31, 2014	2,139,175	$23.38
The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2014 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in thousands)
Stock Options	$66,333	2.6
Restricted Share Units	29,764	1.9
Total	$96,097
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2014, 577,399 (2013 — 572,611, 2012 — 379,305) shares were withheld upon the vesting of restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
Share Appreciation Rights
The Company has the following share appreciation rights (“SARs”) outstanding as of March 31, 2014:

Award Type/ Grant Date	SARs Outstanding	Vested and Exercisable	Exercise Price	Original Vesting Period (see below)	Expiration Date
Cash-settled SARs:
April 6, 2009	75,000	75,000	$5.17	4 years	April 6, 2014

Equity-settled SARs:
January 19, 2012	1,200,000	400,000	$9.48	3 years	January 19, 2017

Cash-settled SARs. The fair value of cash-settled SARs ("CSARs") is determined at each reporting period and is recorded as a liability and expensed on a pro rata basis over the vesting period or service period, if shorter. Changes in the fair value of vested CSARs are expensed in the period of change. At March 31, 2014, the Company has a stock-based compensation liability accrual in the amount of $2.5 million (March 31, 2013 — $14.3 million) included in accounts payable and accrued liabilities on the consolidated balance sheets relating to its CSARs.

CSARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company's common stock at that time over the exercise price of the CSAR multiplied by the number of CSARs exercised. CSARs can be exercised at any time subsequent to vesting and prior to expiration. During the year ended March 31, 2014, the company paid $4.0 million (2013 — $26.3 million; 2012 — $0.7 million) for the exercise of 150,000 CSAR shares (2013 — 3,191,666 SAR shares; 2012 — 250,000 SAR shares). Additionally, during the year ended March 31, 2014, 733,334 cash-settled SARs were converted to stock options, carrying the same exercise price and other terms as the cash-settled SARs, resulting in a reduction of the related liability and an increase to equity of $17.2 million.
The fair value of the CSAR is determined using a Black-Scholes option pricing methodology based on the inputs in the table below. At March 31, 2014, the following assumptions were used in the Black-Scholes option-pricing model:

Grant Date	Risk-Free Interest Rate	Expected Option Lives (in years)	Expected Volatility for Options	Expected Dividend Yield
April 6, 2009	—%	0.02	45%	1%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-settled SARs. Equity-settled SARs (“ESARs”) allow the grantee to receive upon exercise, the number of common shares with a value equal to the difference between the market price of the Company's common stock and the exercise price of the ESARs for the number of shares vested. ESARs can be exercised at any time subsequent to vesting and prior to expiration. The fair value of ESARs is determined at the grant date, and expensed on a pro rata basis over the vesting period. The weighted-average grant date fair value of outstanding ESARs at March 31, 2014 was $3.26.

During the years ended March 31, 2014 and 2013, 400,000 and 800,000 ESARs, respectively, were exercised at a weighted average exercise price of $9.48 per share. Accordingly, the Company issued 139,412 and 217,095 shares, respectively, in connection with the exercise of ESARs, net of shares cancelled to fund withholding tax obligations upon exercise. The total intrinsic value of ESARs exercised during the years ended March 31, 2014 and 2013 was $9.2 million and $8.7 million, respectively. There were no exercises during the year ended March 31, 2012.

As of March 31, 2014, 1,200,000 of the outstanding ESARs are expected to fully vest and have a weighted-average exercise price of $9.48, weighted-average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $20.7 million.

Other Share-Based Compensation
During the year ended March 31, 2014, as per the terms of certain employment agreements, the Company granted the equivalent of $2.0 million (2013 - $2.8 million; 2012 - $1.8 million) in common shares to certain officers on a quarterly basis through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2014, the Company issued 34,638 shares (2013 - 105,223 shares; 2012 - 127,299 shares), net of shares withheld to satisfy minimum tax withholding obligations.

13. Acquisitions and Divestitures
Summit Entertainment
On January 13, 2012, the Company purchased all of the membership interests in Summit Entertainment, a worldwide independent film producer and distributor. The aggregate purchase price was approximately $412.1 million, which consisted of $361.9 million in cash, 5,837,781 in the Company's common shares (a part of which are included in escrow for indemnification purposes). Approximately $279.4 million of the purchase price and acquisition costs were funded with cash on the balance sheet of Summit Entertainment. The value assigned to the shares for purposes of recording the acquisition was $50.2 million and was based on the closing price of the Company’s common shares on the date of closing of the acquisition. Additionally, the Company may have been obligated to pay additional cash consideration of up to $7.5 million pursuant to the purchase agreement, should the domestic theatrical receipts from certain films have met certain target performance thresholds.
In addition, on the date of the close, Summit Entertainment's existing term loan of $507.8 million was paid off with cash from Lionsgate and the net proceeds of $476.2 million, after fees and expenses, from the new Summit Term Loan with a principal amount of $500.0 million, which was to mature on September 7, 2016. On October 18, 2012, the Company terminated and paid off all amounts outstanding under the new Summit Term Loan, including accrued and unpaid interest (see Note 8).
The acquisition was accounted for as a purchase, with the results of operations of Summit Entertainment included in the Company's consolidated results from January 13, 2012, which included revenues and net loss of $186.0 million and $27.1 million, respectively, for the year ended March 31, 2012. The Company made a provisional allocation of the estimated purchase price of Summit Entertainment to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. During the measurement period, the Company adjusted the provisional allocation of the estimated purchase price for new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. The measurement period adjustments were not considered significant to retrospectively adjust the provisional allocation as of January 13, 2012. The allocation of the purchase price is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase price consideration:	(Amounts in thousands)
Cash	$361,914
Fair value of 5,837,781 of Lionsgate's shares issued	50,205
Purchase price	412,119

Fair value of contingent consideration (1)	5,900
Required repayment of Summit Entertainment's existing Term Loan	507,775
Total estimated purchase consideration including debt repayment	$925,794

Allocation of the total purchase consideration (2):
Cash and cash equivalents	$315,932
Restricted cash	5,126
Accounts receivable, net	161,203
Investment in films and television programs, net	627,679
Other assets acquired	7,972
Finite-lived intangible assets:
Sales agency relationships	6,200
Tradenames	6,600
Other liabilities assumed	(295,045)
Fair value of net assets acquired	835,667
Goodwill	90,127
$925,794
____________________________

(1)
During the year ended March 31, 2013, as a result of the box office performance of certain films, it was estimated that the threshold criteria triggering the additional contingent consideration would not be met, and therefore, the fair value of the contingent consideration was adjusted to zero. Accordingly, the liability of $5.9 million was reversed as a benefit to direct operating expense on the consolidated statement of operations.

(2)
Measurement period adjustments during the year ended March 31, 2013 included a decrease to investment in films and television programs, net of $7.2 million and a decrease to other liabilities assumed of $10.5 million, resulting in a net increase of $3.3 million of the fair value of net assets acquired and a decrease of $3.3 million to goodwill.

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

The following unaudited pro forma condensed consolidated statements of operations presented below illustrate the results of operations of the Company as if the acquisition of Summit Entertainment as described above and the issuance of the $45.0 million January 2012 4.00% Notes issued in connection with the acquisition occurred at the beginning of the earliest period presented. The information below is based on the purchase price allocation to the assets and liabilities acquired as shown above. The pro forma amounts below include the historical statement of operations of Summit Entertainment for the year ended December 31, 2011 combined with the Company's statement of operations for the year ended March 31, 2012. Additionally, the pro forma results include pro forma adjustments for the year ended March 31, 2012 of: (1) additional amortization of film costs of $63.2 million related to the increase to fair value of the films acquired, (2) additional amortization of intangibles of $2.6 million related to the fair value of intangible assets acquired, (3) additional interest expense of $3.6 million related to the issuance of the $45.0 million January 2012 4.00% Notes and (4) a net interest expense savings of $3.8 million due to the net impact of the extinguishment of Summit Entertainment's existing loans and the borrowings under the new Summit Term Loan.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
March 31, 2012
(Amounts in thousands, except per share amounts)
Revenues	$2,011,377
Operating loss	$(252)
Net loss	$(99,441)
Basic Net Loss Per Common Share	$(0.72)
Diluted Net Loss Per Common Share	$(0.72)
Weighted average number of common shares outstanding - Basic	138,064
Weighted average number of common shares outstanding - Diluted	138,064

The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

In connection with the Summit Entertainment acquisition, the Company incurred severance charges of $8.7 million, which were included in general and administrative expenses on the consolidated statement of operations for the year ended March 31, 2012 as part of management's plan to integrate and restructure the combined companies. An additional $2.6 million of severance charges were incurred in the fiscal year ended March 31, 2013. As of March 31, 2013, all of the severance costs were paid. All severance costs related to the Motion Pictures segment.

Maple Pictures
On August 10, 2011, the Company sold its interest in Maple Pictures to Alliance Films, a leading Canadian producer and distributor of motion pictures, television programming and home entertainment. The sales price was approximately $35.3 million, net of a working capital adjustment.
Alliance Films is now responsible for all of Maple Pictures’ distribution, including Maple Pictures’ exclusive five-year output deal for Canadian distribution of the Company’s new motion picture (excluding Summit Entertainment titles) and second window television product and Maple Pictures’ exclusive long-term arrangement for distribution of Canadian rights of the Company’s filmed entertainment library (i.e., distribution rights). The sales price was allocated between the fair value of the distribution rights and the fair value of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights of $17.8 million was recorded as deferred revenue and will be recognized as revenue by the Company as the revenues are earned pursuant to the distribution rights. The sales proceeds less the fair value of the distribution rights constitutes the proceeds allocated to the sale of Maple Pictures exclusive of the distribution rights. The fair value of the distribution rights was determined based on an estimate of the cash flows to be generated by Alliance Films pursuant to the distribution agreements, discounted at risk-adjusted discount rates of the film categories between 10% and 11%.

The sale was treated as the disposal of an asset group rather than a discontinued operation because, due to the distribution rights, the Company will have significant continuing involvement in the cash flows generated pursuant to the distribution rights.

Maple Pictures was included in the Company’s Motion Pictures reporting segment. A portion of motion pictures goodwill, amounting to $6.1 million was allocated to the asset group and included in the carrying value of the assets disposed for purposes of calculating the gain on sale. The amount of motion pictures goodwill allocated to Maple Pictures upon the disposal was based on the relative fair value of Maple Pictures as compared to the relative fair value of the remaining Motion Pictures reporting unit. Subsequently, the Company tested for goodwill impairment using the adjusted carrying amount of the Motion Pictures reporting unit and no goodwill impairment was identified. The Company recognized a gain, net of transaction costs, on the sale of Maple Pictures of $11.0 million during the fiscal year ended March 31, 2012, as set forth in the table below:

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
____________________________

(1)
Represents participation liabilities payable to the Company, which were assumed by Alliance Films and previously eliminated in the consolidated financial statements. The participations payable to Lionsgate represents amounts that Maple owed Lionsgate as of the date of sale from the distribution of Lionsgate's product in Canada pursuant to the distribution agreements. Subsequent to the sale, the amounts due from Alliance Films are reflected in accounts receivable on the Company's consolidated balance sheets, which will be paid pursuant to the terms of the distribution arrangements.

14. Direct Operating Expenses

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Amortization of films and television programs	$921,289	966,027	603,660
Participations and residual expense	449,347	422,400	303,418
Other expenses:
Provision for doubtful accounts	846	30	1,613
Foreign exchange losses (gains)	(2,101)	2,112	(289)
	$1,369,381	$1,390,569	$908,402

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
United States	$122,464	$144,119	$(55,465)
International	62,496	12,252	21,042
	$184,960	$156,371	$(34,423)
The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2014	2013	2012
Current provision (benefit):	(Amounts in thousands)
Federal	$9,694	$11,421	$2,963
States	2,366	(190)	463
International	4,950	912	13
Total current provision	$17,010	$12,143	$3,439
Deferred provision (benefit):
Federal	$22,417	$(72,538)	$1,178
States	1,784	(15,653)	122
International	(8,288)	292	(44)
Total deferred provision (benefit)	$15,913	$(87,899)	$1,256
Total provision (benefit) for income taxes	$32,923	$(75,756)	$4,695

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Income taxes (tax benefits) computed at Federal statutory rate of 35%	$64,736	$54,730	$(12,048)
Foreign and provincial operations subject to different income tax rates	(13,310)	(1,349)	(2,305)
State income tax	3,304	5,225	460
Permanent differences	(7,618)	7,028	7,857
Other	(2,159)	(303)	953
Increase (decrease) in valuation allowance	(12,030)	(141,087)	9,778
	$32,923	$(75,756)	$4,695

At March 31, 2012, due to the uncertainty surrounding the realization of its net deferred tax assets, the Company had a valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to tax deductible goodwill). However, at March 31, 2013, due to the profitability achieved in the year then ended, which resulted in a cumulative positive three-year pre-tax income, and due to the Company's projections of profitability in the following few years, the Company determined that it was more likely than not that it would realize the benefit of certain of its deferred tax assets, including its net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed. The change in the valuation allowance of $141.1 million consisted of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013 and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 (excluding certain deferred tax liabilities for tax deductible goodwill of $4.8 million) that the Company believed were more likely than not to be realized in future periods on future tax returns. For the year ended March 31, 2014, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Deferred tax assets:
Net operating losses	$31,928	$29,927
Investment in film and television obligations	40,785	—
Accounts payable	14,766	18,600
Other assets	46,612	72,523
Reserves	62,130	31,146
Total deferred tax assets	196,221	152,196
Valuation allowance	(8,925)	(25,836)
Deferred tax assets, net of valuation allowance	187,296	126,360
Deferred tax liabilities:
Liabilities	(3,712)	—
Investment in film and television obligations	—	(21,011)
Accounts receivable	(101,918)	—
Subordinated notes	(5,674)	(8,587)
Other	(10,009)	(14,072)
Total deferred tax liabilities	$(121,313)	$(43,670)

Net deferred tax assets	$65,983	$82,690

We have recorded valuation allowances for certain deferred tax assets, which are primarily related to state credits and acquired foreign tax credits in the U.S., as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2014, the Company had U.S. net operating loss carryforwards of approximately $147.9 million available to reduce future federal income taxes which expire beginning in 2019 through 2034. At March 31, 2014, the Company had state net operating loss carryforwards of approximately $173.4 million available to reduce future state income taxes which expire in varying amounts beginning 2014. At March 31, 2014, the Company had Canadian loss carryforwards of $28.0 million which will expire beginning in 2031 through 2032.
Approximately $106.3 million of net operating loss carryforwards consist of excess tax benefits. An excess tax benefit occurs when the actual tax deduction in connection with a share-based award exceeds the compensation cost expensed for the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At March 31, 2014, deferred tax assets do not include the tax effect of $106.3 million of loss carryovers from these excess tax benefits.
As of March 31, 2014, the Company has not made any provision for U.S. income taxes on approximately $19.2 million of unremitted earnings of certain international subsidiaries since these earnings are permanently reinvested outside the U.S. Should the Company repatriate the funds in the future, the Company may have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of March 31, 2014.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2014, 2013, and 2012:

Amounts in millions)
Gross unrecognized tax benefits at March 31, 2011 and March 31, 2012	$0.3
Increases related to prior year tax positions	0.9
Decreases related to prior year tax positions	(0.3)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2013	0.9
Increases related to prior year tax positions	2.2
Decreases related to prior year tax positions	(0.9)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2014	$2.2

For the years ended March 31, 2014 and 2013, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2009 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2009 and forward are subject to examination by the Australian tax authorities. The Company is not currently subject to examination by the U.K. or Canada tax authorities. Currently, audits are occurring in federal and various state and local tax jurisdictions.
The total amount of unrecognized tax benefits as of March 1, 2013 and March 31, 2014 that, if realized, would affect the Company's effective tax rate are $1.4 million.
Any changes to unrecognized tax benefits recorded as of March 31, 2014 that are reasonably possible to occur within the next 12 months are not expected to be material.
16. Government Assistance
Tax credits earned for film and television production activity for the year ended March 31, 2014 totaled $82.0 million (2013 — $95.1 million; 2012 — $96.5 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2014 includes $115.3 million with respect to tax credits receivable (2013 — $141.7 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.
17. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2014: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Segment revenues
Motion Pictures	$2,182,902	$2,329,145	$1,190,289
Television Production	447,352	378,996	397,290
	$2,630,254	$2,708,141	$1,587,579
Direct operating expenses
Motion Pictures	$981,127	$1,077,832	$604,340
Television Production	388,254	312,737	304,062
	$1,369,381	$1,390,569	$908,402
Distribution and marketing
Motion Pictures	$709,996	$787,488	$454,955
Television Production	29,465	30,374	28,558
	$739,461	$817,862	$483,513
Gross segment contribution
Motion Pictures	$491,779	$463,825	$130,994
Television Production	29,633	35,885	64,670
	$521,412	$499,710	$195,664
Segment general and administration
Motion Pictures	$66,768	$67,236	$55,473
Television Production	12,747	11,963	10,888
	$79,515	$79,199	$66,361
Segment profit
Motion Pictures	$425,011	$396,589	$75,521
Television Production	16,886	23,922	53,782
	$441,897	$420,511	$129,303

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Company’s total segment profit	$441,897	$420,511	$129,303
Less:
Shared services and corporate expenses (1)	(175,410)	(139,142)	(102,503)
Depreciation and amortization	(6,539)	(8,290)	(4,276)
Interest expense	(66,170)	(93,580)	(78,111)
Interest and other income	6,030	4,036	2,752
Gain on sale of asset disposal group	—	—	10,967
Loss on extinguishment of debt	(39,572)	(24,089)	(967)
Equity interests income (loss)	24,724	(3,075)	8,412
Income (loss) before income taxes	$184,960	$156,371	$(34,423)
____________________________

(1)
The following table presents general and administrative expenses for shared services and corporate expenses not allocated to segment general and administrative expenses for the years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Share-based compensation expense	$72,119	$47,665	$25,014
Administrative proceeding (1)	7,500	—	—
Shareholder activist matter (2)	—	—	(1,726)
Severance and transaction costs related to the acquisition of Summit Entertainment	—	2,575	11,957
Other shared services and corporate expenses	95,791	88,902	67,258
	$175,410	$139,142	$102,503
____________________________

(1)	The year ended March 31, 2014 includes a settlement of an administrative order.

(2)
The year ended March 31, 2012 includes a benefit for charges associated with a shareholder activist matter of $3.9 million related to a negotiated settlement with a vendor of costs incurred and recorded in fiscal year 2011, and insurance recoveries of related litigation offset by other costs.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2014 and March 31, 2013:

	March 31, 2014			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$580,906	$304,665	$885,571	$551,400	$235,750	$787,150
Investment in films and television programs, net	979,576	294,997	1,274,573	1,002,800	241,275	1,244,075
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,854,849	$628,623	$2,483,472	$1,848,567	$505,986	$2,354,553
Other unallocated assets (primarily cash, other assets, and equity method investments)			368,160			406,316
Total assets			$2,851,632			$2,760,869

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the years ended March 31, 2014, 2013, and 2012:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$597,083	$534,782	$481,234
Television Production	350,999	355,494	209,070
	$948,082	$890,276	$690,304

Purchases of property and equipment amounted to $8.8 million, $2.6 million and $1.9 million for the years ended March 31, 2014, 2013, and 2012, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Canada	$68,599	$63,528	$17,207
United States	1,917,615	2,020,310	1,270,226
Other foreign	644,040	624,303	300,146
	$2,630,254	$2,708,141	$1,587,579

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tangible assets by geographic location are as follows:

	March 31, 2014	March 31, 2013
	(Amounts in thousands)
Canada	$23,084	$12,193
United States	2,617,829	2,533,660
United Kingdom	139,433	122,624
Australia	2,305	2,975
	$2,782,651	$2,671,452

No individual customer represents greater than 10% of consolidated revenues for the year ended March 31, 2014. In the years ended March 31, 2013 and 2012, total amount of revenue from one customer representing greater than 10% of consolidated revenues was $287.2 million and $194.8 million, respectively. Accounts receivable due from one customer was approximately 12% of consolidated gross accounts receivable at March 31, 2014 and accounts receivable due from another customer was approximately 16% of consolidated gross accounts receivable at March 31, 2014, representing a total amount of gross accounts receivable due from these customers of approximately $116.6 million and $163.1 million, respectively. At March 31, 2013, accounts receivable due from these customers was approximately 12% and 10% of consolidated gross accounts receivable, representing a total amount of gross accounts receivable due from these customers of approximately $109.4 million and $90.7 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2014:

	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Contractual commitments by expected repayment date
Film obligation and production loan commitments (1)	$245,211	$337,226	$121,495	$—	$—	$—	$703,932
Interest payments (2)	26,961	25,673	27,751	27,775	22,566	20,447	151,173
Operating lease commitments	11,047	10,747	10,473	10,770	11,102	51,776	105,915
Other contractual obligations	60,964	29,644	11,899	3,848	1,135	—	107,490
Total future commitments under contractual obligations	$344,183	$403,290	$171,618	$42,393	$34,803	$72,223	$1,068,510
____________________________

(1)
Film obligation commitments include distribution and marketing commitments and minimum guarantee commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(2)
Includes cash interest payments on our corporate debt, excluding the interest payments on the senior revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

Operating Leases. The Company has operating leases for offices and equipment. The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $10.0 million during the year ended March 31, 2014 (2013— $10.1 million; 2012 — $8.3 million). The Company earned sublease income of $1.2 million during the year ended March 31, 2014 (2013 — $1.7 million; 2012 — $0.7 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The Company does not participate in any multiemployer benefit plans that are considered to be individually significant, and the largest plans in which the Company participates are funded at a level of 80% or greater. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2014, 2013 and 2012 were $24.4 million, $31.3 million, and $20.5 million, respectively.
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

19. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 13.0% of accounts receivable, net at March 31, 2014 (2013 — 18.0%).
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2014, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 13 months from March 31, 2014:

March 31, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.8	in exchange for	$7.9	£0.61
Australian Dollar	A$59.5	in exchange for	$52.8	A$1.13
Euro	€7.9	in exchange for	$10.7	€0.74
Czech Republic Koruna	(Kč103.5)	in exchange for	($5.1)	Kč20.17
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2014 were gains of $1.5 million (2013 - gains of $0.5 million; 2012 - less than $0.1 million loss) and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were nil during the year ended March 31, 2014 (2013 - $0.3 million and 2012 - nil), and were included in direct operating expenses in the consolidated statement of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of March 31, 2014, $1.8 million was included in other assets (March 31, 2013 - $0.3 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

20. Supplementary Cash Flow Statement Information
(a) Interest paid during the fiscal year ended March 31, 2014 amounted to $63.9 million (2013 — $74.9 million; 2012 — $52.1 million).
(b) Income taxes paid during the fiscal year ended March 31, 2014 amounted to $15.5 million (2013 — $10.7 million; 2012 — $3.6 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Non-cash investing activities:
Portion of Summit Entertainment purchase price paid in common shares (see Note 13)	$—	$—	$50,205

Non-cash financing activities:
Conversions of convertible senior subordinated notes (see Note 8)	$27,434	$17,897	$—
Accrued dividends (see Note 12)	7,066	—	—
Accrued share repurchases (see Note 12)	8,339	—	—
	$42,839	$17,897	$—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(Amounts in thousands, except per share amounts)
2014
Revenues	$569,728	$498,729	$839,939	$721,858
Direct operating expenses	$306,445	$261,798	$397,513	$403,625
Net income (1)	$13,617	$505	$88,763	$49,152
Basic income per share	$0.10	$0.00	$0.64	$0.35
Diluted income per share	$0.10	$0.00	$0.59	$0.33

	First Quarter (2)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)
	(Amounts in thousands, except per share amounts)
2013
Revenues	$471,820	$706,968	$743,645	$785,708
Direct operating expenses	$245,818	$323,230	$402,334	$419,187
Net income (loss) (2)	$(44,200)	$75,529	$37,830	$162,968
Basic income (loss) per share	$(0.33)	$0.56	$0.28	$1.20
Diluted income (loss) per share	$(0.33)	$0.53	$0.27	$1.10
________________________________________

(1)
During the year ended March 31, 2014, net income in the first, second, third, and fourth quarter included a loss on extinguishment of debt, net of tax, of $0.3 million, $22.8 million, nil, and $1.8 million, respectively. In addition, net income in the second quarter included a $12.0 million discrete income tax benefit from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction, and net income in the third quarter included a charge for the settlement of an administrative order of $7.5 million.

(2)
During the year ended March 31, 2013, net (loss) income in the first, second, third and fourth quarter included a loss on extinguishment of debt, net of tax, of $8.2 million, $1.0 million, $14.5 million, and $0.2 million, respectively. In addition, net income in the fourth quarter included an $87.5 million income tax benefit resulting from the reversal of a substantial portion of the Company's deferred tax valuation allowance.

22. Consolidating Financial Information — Convertible Senior Subordinated Notes

The October 2004 2.9375% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the October 2004 2.9375% Notes, the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of March 31, 2014 and March 31, 2013, and for the years ended March 31, 2014, 2013 and 2012 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$8,128	$5,999	$11,565	$—	$25,692
Restricted cash	—	8,925	—	—	8,925
Accounts receivable, net	688	2,514	882,369	—	885,571
Investment in films and television programs, net	(18)	6,394	1,266,703	1,494	1,274,573
Property and equipment, net	—	14,185	367	—	14,552
Equity method investments	—	3,668	178,273	—	181,941
Goodwill	10,172	—	313,156	—	323,328
Other assets	4,113	67,612	5,682	(6,340)	71,067
Deferred tax assets	8,417	48,125	9,441	—	65,983
Subsidiary investments and advances	1,118,356	1,065,274	1,532,068	(3,715,698)	—
	$1,149,856	$1,222,696	$4,199,624	$(3,720,544)	$2,851,632
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$97,619	$—	$—	$—	$97,619
Senior secured second-priority notes	225,000	—	—	—	225,000
July 2013 7-Year Term Loan	222,753	—	—	—	222,753
Accounts payable and accrued liabilities	19,946	73,045	239,466	—	332,457
Participations and residuals	—	3,417	465,973	—	469,390
Film obligations and production loans	—	—	499,787	—	499,787
Convertible senior subordinated notes	—	131,788	—	—	131,788
Deferred revenue	—	11,689	276,611	—	288,300
Intercompany payable	—	1,232,310	1,480,259	(2,712,569)	—
Shareholders’ equity (deficiency)	584,538	(229,553)	1,237,528	(1,007,975)	584,538
	$1,149,856	$1,222,696	$4,199,624	$(3,720,544)	$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$6,748	$26,113	$2,606,551	$(9,158)	$2,630,254
EXPENSES:
Direct operating	(254)	(3,331)	1,372,199	767	1,369,381
Distribution and marketing	2	3,058	736,401	—	739,461
General and administration	9,968	163,110	82,309	(462)	254,925
Depreciation and amortization	—	2,218	4,321	—	6,539
Total expenses	9,716	165,055	2,195,230	305	2,370,306
OPERATING INCOME (LOSS)	(2,968)	(138,942)	411,321	(9,463)	259,948
Other expenses (income):
Interest expense	18,718	111,956	43,349	(107,853)	66,170
Interest and other income	(69,552)	(3,945)	(40,027)	107,494	(6,030)
Loss on extinguishment of debt	2,600	36,972	—	—	39,572
Total other expenses (income)	(48,234)	144,983	3,322	(359)	99,712
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	45,266	(283,925)	407,999	(9,104)	160,236
Equity interests income (loss)	98,244	403,443	29,467	(506,430)	24,724
INCOME (LOSS) BEFORE INCOME TAXES	143,510	119,518	437,466	(515,534)	184,960
Income tax provision (benefit)	(8,527)	21,274	78,086	(57,910)	32,923
NET INCOME (LOSS)	152,037	98,244	359,380	(457,624)	152,037
Foreign currency translation adjustments	5,102	1,665	26,348	(28,821)	4,294
Net unrealized loss on foreign exchange contracts	—	(661)	1,469	—	808
COMPREHENSIVE INCOME (LOSS)	$157,139	$99,248	$387,197	$(486,445)	$157,139

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(512,508)	$727,357	$37,663	$—	$252,512
INVESTING ACTIVITIES:
Proceeds from the sale of a portion of equity method investee	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(16,500)	—	(17,250)
Dividends from equity method investee in excess of earnings	—	—	4,169	—	4,169
Repayment of loans receivable	—	—	4,275	—	4,275
Purchases of property and equipment	—	(8,384)	(415)	—	(8,799)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9,134)	529	—	(8,605)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	409,120	463,100	—	—	872,220
Senior revolving credit facility - repayments	(311,501)	(801,574)	—	—	(1,113,075)
Senior secured second-priority notes and July 2013 7-Year Term Loan - borrowings net of deferred financing costs of $6,860	440,640	—	—	—	440,640
Senior secured second-priority notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	532,416	—	532,416
Production loans - repayments	—	—	(517,874)	—	(517,874)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Dividends paid	(6,900)	—	—	—	(6,900)
Exercise of stock options	11,972	—	—	—	11,972
Tax withholding required on equity awards	(23,077)	—	—	—	(23,077)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	520,254	(749,058)	(50,458)	—	(279,262)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,746	(30,835)	(12,266)	—	(35,355)
FOREIGN EXCHANGE EFFECTS ON CASH	(210)	—	(1,106)	—	(1,316)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,128	$5,999	$11,565	$—	$25,692

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$21,760	$2,686,381	$—	$2,708,141
EXPENSES:
Direct operating	—	2,300	1,388,269	—	1,390,569
Distribution and marketing	(1)	2,223	815,640	—	817,862
General and administration	1,524	136,109	81,302	(594)	218,341
Depreciation and amortization	—	1,969	6,321	—	8,290
Total expenses	1,523	142,601	2,291,532	(594)	2,435,062
OPERATING INCOME (LOSS)	(1,523)	(120,841)	394,849	594	273,079
Other expenses (income):
Interest expense	—	74,554	19,958	(932)	93,580
Interest and other income	(9)	(3,493)	(1,466)	932	(4,036)
Loss on extinguishment of debt	—	983	23,106	—	24,089
Total other expenses (income)	(9)	72,044	41,598	—	113,633
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(1,514)	(192,885)	353,251	594	159,446
Equity interests income (loss)	233,641	358,631	251	(595,598)	(3,075)
INCOME (LOSS) BEFORE INCOME TAXES	232,127	165,746	353,502	(595,004)	156,371
Income tax provision	—	(67,895)	(7,861)	—	(75,756)
NET INCOME (LOSS)	232,127	233,641	361,363	(595,004)	232,127
Foreign currency translation adjustments	(2,766)	(9,247)	23,790	(15,039)	(3,262)
Net unrealized gain on foreign exchange contracts	—	—	496	—	496
COMPREHENSIVE INCOME (LOSS)	$229,361	$224,394	$385,649	$(610,043)	$229,361

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,167	$(173,540)	$436,492	$—	$276,119
INVESTING ACTIVITIES:
Purchases of investments	—	—	(2,022)	—	(2,022)
Proceeds from the sale of investments	—	—	6,354	—	6,354
Investment in equity method investees	—	—	(1,530)	—	(1,530)
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(2,114)	(467)	—	(2,581)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,114)	6,609	—	4,495
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,804	—	1,144,620	—	—	1,144,620
Senior revolving credit facility - repayments	—	(921,700)	—	—	(921,700)
Senior secured second-priority notes - consent fee	—	(3,270)	—	—	(3,270)
Summit Term Loan - repayments	—	—	(484,664)	—	(484,664)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Production loans - borrowings	—	—	378,510	—	378,510
Production loans - repayments	—	—	(371,069)	—	(371,069)
Pennsylvania Regional Center - repayments	—	—	(500)	—	(500)
Exercise of stock options	2,897	—	—	—	2,897
Tax withholding requirements on equity awards	(15,995)	—	—	—	(15,995)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,098)	212,011	(481,433)	—	(282,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	69	36,357	(38,332)	—	(1,906)
FOREIGN EXCHANGE EFFECTS ON CASH	(38)	—	9	—	(29)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$592	$36,834	$24,937	$—	$62,363

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2012
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$69,612	$(220,619)	$(63,106)	$—	$(214,113)
INVESTING ACTIVITIES:
Purchase of Summit Entertainment, net of unrestricted cash acquired of $315,932 (see Note 13)	—	—	(553,732)	—	(553,732)
Proceeds from the sale of asset disposal group, net of transaction costs and cash disposed of $3,943 (see Note 13)	9,119	—	—	—	9,119
Investment in equity method investees	(1,030)	—	—	—	(1,030)
Increase in loan receivables	—	(4,671)	—	—	(4,671)
Repayment of loans receivable	—	—	—	—	—
Purchases of property and equipment	—	(1,728)	(157)	—	(1,885)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,089	(6,399)	(553,889)	—	(552,199)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	390,650	—	—	390,650
Senior revolving credit facility - repayments	—	(360,650)	—	—	(360,650)
Senior secured second-priority notes - borrowings, net of deferred financing costs of $12,383	—	201,955	—	—	201,955
Senior secured second-priority notes - repurchases	—	(9,852)	—	—	(9,852)
Summit Term Loan - borrowings, net of debt discount of $7,500 and deferred financing costs of $16,350	—	—	476,150	—	476,150
Summit Term Loan - repayments	—	—	(15,066)	—	(15,066)
Convertible senior subordinated notes - borrowings	—	45,000	—	—	45,000
Convertible senior subordinated notes - repurchases	—	(46,059)	—	—	(46,059)
Production loans - borrowings	—	—	381,856	—	381,856
Production loans - repayments	—	—	(238,725)	—	(238,725)
Repurchase of common shares	(77,088)	—	—	—	(77,088)
Exercise of stock options	3,520	—	—	—	3,520
Tax withholding required on equity awards	(4,320)	—	—	—	(4,320)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,888)	221,044	604,215	—	747,371
NET CHANGE IN CASH AND CASH EQUIVALENTS	(187)	(5,974)	(12,780)	—	(18,941)
FOREIGN EXCHANGE EFFECTS ON CASH	(47)	—	(3,133)	—	(3,180)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	795	6,451	79,173	—	86,419
CASH AND CASH EQUIVALENTS — END OF PERIOD	$561	$477	$63,260	$—	$64,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Related Party Transactions

Sobini Films

In November 2011, the Company entered into a distribution agreement with Sobini Films pursuant to which the Company acquired certain North American distribution rights to the film Sexy Evil Genius. Scott Paterson, a director of the Company, is an investor in Sexy Evil Genius. During the year ended March 31, 2014, the Company did not make any payments to Sobini Films under this agreement (2013 - $0.3 million, 2012 - nil).

Thunderbird Films

In March 2012, the Company announced that it had entered into a partnership with Thunderbird Films, a television production, distribution and financing company, to produce programming for broadcast and cable networks. Frank Giustra, a director and former founder of the Company, owns an interest in Thunderbird Films. The venture, Sea To Sky Entertainment (“Sea to Sky”), intends to generate a broad range of scripted programming for mainstream commercial audiences in the U.S. and Canada. Sea To Sky is jointly managed, and shares production and distribution costs for series picked up by television networks, allowing co-funding of network television programming while mitigating risk. During the year ended March 31, 2014, the Company did not make any payments to Sea To Sky under this arrangement (2013 - less than $0.1 million, 2012 - nil).

In December 2011, the Company entered into a distribution agreement with Thunderbird Films, pursuant to which the Company acquired certain distribution rights to the television series Endgame. During the year ended March 31, 2014, the Company did not make any payments to Thunderbird Films under this agreement (2013 - $0.4 million, 2012 - nil).

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

During the year ended March 31, 2014, Icon paid the Company $1.3 million (2013 - $1.3 million), and the Company incurred $6.0 million (2013 - $10.5 million) in media advertising expenses with Icon under the Vendor Agreement. During the year ended March 31, 2012, under a previous vendor agreement with Icon (which expired in the fourth quarter of fiscal 2012), Icon paid the Company $1.0 million, and the Company incurred $8.6 million in media advertising expenses with Icon under the previous vendor agreement.

Other Transactions with Equity Method Investees
     FEARnet. During the year ended March 31, 2014, the Company recognized $2.6 million in revenue pursuant to a five-year license agreement with FEARnet (2013 — $3.3 million, 2012— $1.9 million), and held accounts receivable due from FEARnet pursuant to the agreement of $0.7 million (2013 — $1.1 million). Additionally, as of March 31, 2014, the Company had $0.3 million in deferred revenue from FEARnet (2013 - nil).
     Roadside Attractions. During the year ended March 31, 2014, the Company recognized $14.2 million in revenue from Roadside Attractions in connection with the release of certain theatrical titles (2013 — $4.0 million, 2012 — $6.4 million), and held accounts receivable due from Roadside Attractions of $2.9 million (2013 — $2.8 million). During the year ended March 31, 2014, the Company recognized $38.2 million in distribution and marketing expenses paid to Roadside Attractions in connection with the release of certain theatrical titles (2013 — $13.9 million, 2012 — $12.1 million). During the year ended March 31, 2014, the Company made $3.1 million in participation payments to Roadside Attractions in connection with the distribution of certain theatrical titles (2013 — $3.6 million, 2012 — $5.7 million), and received a payment from Roadside Attractions of $0.5 million in connection with the acquisition of distribution rights for a theatrical title (2013 - nil, 2012 - nil).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Defy Media Group. During the year ended March 31, 2014, the Company recognized $3.5 million in interest income associated with a $21.7 million note receivable from Break Media (2013 — $2.5 million, 2012 — $1.9 million). See Note 7. Also, see Note 6 for a description of Defy Media Group.
     EPIX. During the year ended March 31, 2014, the Company recognized $49.3 million of revenue from EPIX in connection with the licensing of certain theatrical releases and other films and television programs (2013 — $90.7 million, 2012 — $70.3 million), see Note 6. As of March 31, 2014, the Company held $22.2 million of accounts receivables from EPIX (2013 — $27.5 million). In addition, as of March 31, 2014, the Company had $14.8 million in deferred revenue from EPIX (2013 — $11.1 million). Additionally, the Company received dividends of $20.2 million from EPIX during the year ended March 31, 2014 (2013 - nil, 2012 - nil).
     TVGN. During the year ended March 31, 2014, the Company did not recognize any revenue (2013 — $2.9 million, 2012 — $2.9 million) from TVGN in connection with the licensing of certain films and/or television programs, see Note 6. Additionally, the Company recognized $20.2 million of income for the accretion of the dividend and discount of the mandatorily redeemable preferred stock units as equity interest income in the year ended March 31, 2014 (2013 — $17.3 million, 2012 — $15.1 million). As of March 31, 2014, the Company held $6.2 million of accounts receivables from TVGN (2013 — $11.9 million).

24. Subsequent Events (Unaudited)

Sale of Equity Interest in FEARnet. On April 14, 2014, the Company sold its 34.5% interest in FEARnet. The sales price was approximately $14.6 million, net of a working capital adjustment. The Company will be recording a gain on the sale in the quarter ended June 30, 2014 of approximately $11.4 million. As a result of this transaction, the Company's equity interest in FEARnet will be reduced to zero as of June 30, 2014.

Share Repurchases. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through May 14, 2014, we have repurchased a total of 3,436,017 common shares for an aggregate price of $90.5 million. As a result of these repurchases, the Company has $144.2 million of remaining capacity in its $300.0 million share repurchase plan as of May 14, 2014.