Form 10-Q
period 2014-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2014-08-07
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2014
Common Shares, no par value per share	137,094,417 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2014, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 29, 2014, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$50,372	$25,692
Restricted cash	7,534	8,925
Accounts receivable, net of reserves for returns and allowances of $63,419 (March 31, 2014 - $106,680) and provision for doubtful accounts of $2,683 (March 31, 2014 - $4,876)	717,498	885,571
Investment in films and television programs, net	1,380,581	1,274,573
Property and equipment, net	15,092	14,552
Equity method investments	188,996	181,941
Goodwill	323,328	323,328
Other assets	67,396	71,067
Deferred tax assets	61,228	65,983
Total assets	$2,812,025	$2,851,632
LIABILITIES
Senior revolving credit facility	$84,000	$97,619
Senior secured second-priority notes	225,000	225,000
July 2013 7-Year Term Loan	222,842	222,753
Accounts payable and accrued liabilities	223,386	332,457
Participations and residuals	467,976	469,390
Film obligations and production loans	636,292	499,787
Convertible senior subordinated notes	133,255	131,788
Deferred revenue	283,482	288,300
Total liabilities	2,276,233	2,267,094
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 137,657,820 shares issued (March 31, 2014 - 141,007,461 shares)	651,110	743,788
Accumulated deficit	(114,614)	(157,875)
Accumulated other comprehensive loss	(704)	(1,375)
Total shareholders’ equity	535,792	584,538
Total liabilities and shareholders’ equity	$2,812,025	$2,851,632
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands, except per share amounts)
Revenues	$449,383	$569,728
Expenses:
Direct operating	238,873	306,445
Distribution and marketing	97,321	171,460
General and administration	64,079	56,770
Depreciation and amortization	1,346	1,625
Total expenses	401,619	536,300
Operating income	47,764	33,428
Other expenses (income):
Interest expense
Cash interest	9,442	16,273
Amortization of debt discount and deferred financing costs	3,530	4,541
Total interest expense	12,972	20,814
Interest and other income	(1,018)	(1,496)
Loss on extinguishment of debt	—	466
Total other expenses, net	11,954	19,784
Income before equity interests and income taxes	35,810	13,644
Equity interests income	18,210	7,977
Income before income taxes	54,020	21,621
Income tax provision	10,759	8,004
Net income	$43,261	$13,617

Basic net income per common share	$0.31	$0.10
Diluted net income per common share	$0.30	$0.10

Weighted average number of common shares outstanding:
Basic	138,509	136,189
Diluted	152,210	140,745

Dividends declared per common share	$0.05	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Net income	$43,261	$13,617
Foreign currency translation adjustments	1,482	549
Net unrealized loss on foreign exchange contracts, net of tax	(811)	(336)
Comprehensive income	$43,932	$13,830
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2014	141,007,461	$743,788	$(157,875)	$(1,375)	$584,538
Exercise of stock options	32,522	446			446
Share-based compensation, net of withholding tax obligations of $10,247	428,001	11,791			11,791
Conversion of October 2004 2.9375% Notes	9,846	109			109
Issuance of common shares to directors for services	10,646	276			276
Repurchase of common shares, no par value	(3,830,656)	(101,190)			(101,190)
Dividends declared		(6,881)			(6,881)
Excess tax benefits on equity-based compensation awards		2,771			2,771
Net income			43,261		43,261
Foreign currency translation adjustments				1,482	1,482
Net unrealized loss on foreign exchange contracts, net of tax				(811)	(811)
Balance at June 30, 2014	137,657,820	$651,110	$(114,614)	$(704)	$535,792
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Operating Activities:
Net income	$43,261	$13,617
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,346	1,625
Amortization of films and television programs	158,808	219,364
Amortization of debt discount and deferred financing costs	3,530	4,541
Non-cash share-based compensation	16,537	13,220
Distribution from equity method investee	6,230	9,849
Loss on extinguishment of debt	—	466
Equity interests income	(18,210)	(7,977)
Deferred income taxes	5,105	2,063
Changes in operating assets and liabilities:
Restricted cash	1,391	1,662
Accounts receivable, net	169,514	(32,516)
Investment in films and television programs	(263,851)	(160,933)
Other assets	382	(1,222)
Accounts payable and accrued liabilities	(95,666)	(33,584)
Participations and residuals	(1,539)	(17,512)
Film obligations	(34,589)	(21,370)
Deferred revenue	(4,883)	(20,582)
Net Cash Flows Used In Operating Activities	(12,634)	(29,289)
Investing Activities:
Proceeds from the sale of equity method investees	14,575	9,000
Investment in equity method investees	(9,650)	(3,750)
Distributions from equity method investee in excess of earnings	—	4,169
Purchases of property and equipment	(1,427)	(1,428)
Net Cash Flows Provided By Investing Activities	3,498	7,991
Financing Activities:
Senior revolving credit facility - borrowings	170,000	173,000
Senior revolving credit facility - repayments	(183,619)	(172,000)
Senior secured second-priority notes - repurchases	—	(4,280)
Convertible senior subordinated notes - borrowings	—	60,000
Convertible senior subordinated notes - repurchases	(16)	—
Production loans - borrowings	207,953	108,605
Production loans - repayments	(36,859)	(82,292)
Pennsylvania Regional Center credit facility - repayments	—	(65,000)
Repurchase of common shares	(109,529)	—
Dividends paid	(7,066)	—
Excess tax benefits on equity-based compensation awards	2,771	—
Exercise of stock options	406	543
Tax withholding required on equity awards	(10,247)	(9,019)
Net Cash Flows Provided By Financing Activities	33,794	9,557
Net Change In Cash And Cash Equivalents	24,658	(11,741)
Foreign Exchange Effects on Cash	22	397
Cash and Cash Equivalents - Beginning Of Period	25,692	62,363
Cash and Cash Equivalents - End Of Period	$50,372	$51,019
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Exchange Act, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The Company has adopted the new guidance effective April 1, 2014, with no material impact on its consolidated financial statements.
In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for the Company's fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$454,356	$509,831
Acquired libraries, net of accumulated amortization	13,022	14,329
Completed and not released	50,756	50,785
In progress	466,155	351,047
In development	27,784	22,336
Product inventory	27,332	31,248
	1,039,405	979,576
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	224,212	212,929
In progress	111,186	76,459
In development	5,778	5,609
	341,176	294,997
	$1,380,581	$1,274,573
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			June 30, 2014	March 31, 2014
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	9.50	$9,261	$10,236
Summit Entertainment	January 2012	20.00	17.50	3,761	4,093
Total acquired libraries				$13,022	$14,329
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2015. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2017.

3. Equity Method Investments
The carrying amount of significant equity method investments at June 30, 2014 and March 31, 2014 were as follows:

	June 30, 2014
Equity Method Investee	Ownership Percentage	June 30, 2014	March 31, 2014
		(Amounts in thousands)
EPIX	31.2%	$81,036	$78,758
TVGN	50.0%	91,573	86,298
Other equity method investments (1)	Various	16,387	16,885
		$188,996	$181,941

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments for the three months ended June 30, 2014 and 2013 were as follows (income (loss)):

	Three Months Ended
	June 30,
Equity Method Investee	2014	2013
	(Amounts in thousands)
EPIX	$8,508	$6,741
TVGN	(2,225)	2,864
Other equity method investments (1)	11,927	(1,628)
	$18,210	$7,977
_________________________
(1)The Company records its share of the net income or loss of other equity method investments on a one quarter lag and, accordingly, during the three months ended June 30, 2014 and 2013, the Company recorded its share of the income or loss generated by these entities for the three months ended March 31, 2014 and 2013, respectively. On April 14, 2014, the Company sold all of its 34.5% interest in FEARnet. The sales price was approximately $14.6 million, net of a working capital adjustment. The Company has recorded a gain on the sale of $11.4 million within equity interest income in the three months ended June 30, 2014. As a result of this transaction, the Company's equity interest in FEARnet has been reduced to zero as of June 30, 2014.
The Company licenses certain of its theatrical releases and other films and television programs to EPIX and TVGN. A portion of the profits of these licenses reflecting the Company's ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the equity method investee through the amortization of the related asset, recorded on the equity method investee's balance sheet, over the license period.
Distributions from equity method investees are recorded as a reduction of the Company's investment. Distributions received up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the statement of cash flows. Distributions from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three months ended June 30, 2014 and 2013, the Company received distributions from EPIX of $6.2 million and $14.0 million, respectively.
EPIX Financial Information:
The following table presents summarized balance sheet data as of June 30, 2014 and March 31, 2014 for EPIX:

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$183,748	$184,471
Non-current assets	$251,669	$247,231
Current liabilities	$121,262	$126,217
Non-current liabilities	$10,336	$9,459
The following table presents the summarized statement of operations for the three months ended June 30, 2014 and 2013 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Revenues	$91,449	$85,197
Expenses:
Operating expenses	57,506	62,142
Selling, general and administrative expenses	5,755	5,630
Operating income	28,188	17,425
Interest and other income (expense)	(394)	430
Net income	$27,794	$17,855
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$27,794	$17,855
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	8,658	5,562
Eliminations of the Company’s share of profits on licensing sales to EPIX (1)	(1,867)	(3,521)
Realization of the Company’s share of profits on licensing sales to EPIX (2)	1,717	4,700
Total equity interest income recorded	$8,508	$6,741
__________________

(1)
Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX. The amount of intra-entity profit is calculated as the total gross profit recognized on a title by title basis multiplied by the Company's percentage ownership of EPIX. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the profit eliminated for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Revenue recognized on licensing sales to EPIX	$6,937	$14,804

Gross profit on licensing sales to EPIX	$5,995	$11,304
Ownership interest in EPIX	31.15%	31.15%
Elimination of the Company's share of profits on licensing sales to EPIX	$1,867	$3,521

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

TVGN. The Company’s investment interest in TVGN consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company has determined that it is not the primary beneficiary of TVGN because the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company's interest in TVGN is being accounted for under the equity method of accounting. During the three months ended June 30, 2014, the Company contributed $7.5 million to TVGN.
The mandatorily redeemable preferred stock units carry a dividend rate of 10% compounded annually and are mandatorily redeemable in May 2019 at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model. The mandatorily redeemable preferred stock units and the 10% dividend are being

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accreted up to their redemption amount over the ten-year period to the redemption date, which is recorded as income within equity interest.
On May 31, 2013, the Company sold its 50% interest in TVGuide.com, a wholly-owned subsidiary of TVGN, to a subsidiary of CBS Corporation. The Company recorded a gain in the three months ended June 30, 2013 of $4.0 million. As a result of the transaction, TVGuide.com is considered a discontinued operation by TVGN, and accordingly, the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations for TVGN shown below.
TVGN Financial Information:
The following table presents summarized balance sheet data as of June 30, 2014 and March 31, 2014 for TVGN:

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$32,389	$27,150
Non-current assets	$193,859	$196,011
Current liabilities	$31,256	$30,653
Non-current liabilities	$8,791	$12,334
Redeemable preferred stock	$346,637	$325,204
The following table presents the summarized statement of operations for the three months ended June 30, 2014 and 2013 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest income (loss) recorded by the Company:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Revenues	$18,828	$16,792
Expenses:
Cost of services	8,490	7,246
Selling, marketing, and general and administration	12,471	9,728
Depreciation and amortization	1,997	2,008
Operating loss	(4,130)	(2,190)
Other income	110	(1,376)
Interest expense, net	210	347
Accretion of redeemable preferred stock units (1)	10,932	9,308
Total interest expense, net	11,252	8,279
Loss from continuing operations	$(15,382)	$(10,469)
Loss from discontinued operations	—	(1,114)
Net loss	$(15,382)	$(11,583)
Reconciliation of net loss reported by TVGN to equity interest loss:
Net loss reported by TVGN	$(15,382)	$(11,583)
Ownership interest in TVGN	50%	50%
The Company's share of net loss	(7,691)	(5,792)
Gain on sale of the Company's 50% share of TVGuide.com (2)	—	3,960
Accretion of dividend and interest income on redeemable preferred stock units (1)	5,466	4,654
Realization of the Company’s share of profits on licensing sales to TVGN	—	42
Total equity interest income (loss) recorded	$(2,225)	$2,864
 ___________________

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Accretion of mandatorily redeemable preferred stock units represents TVGN’s 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded its share of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest income (loss).

(2)	Represents the gain on sale of the Company's 50% interest in TVGuide.com.

Other Equity Method Investments
Break Media and Defy Media (together the "Defy Media Group"). Break Media was a multi-platform digital media company and a leader in male-targeted content creation and distribution. In May 2013, the Company contributed $0.8 million to Break Media and combined with the losses recorded for the nine months ended December 31, 2013, reduced the investment in Break Media to zero as of December 31, 2013. In October 2013, the assets of Break Media were merged with Alloy Digital, a multi-platform digital media company with a strong presence in the youth market, to create a newly formed company, Defy Media. Break Media owns a 38% interest in Defy Media. In addition, Lions Gate invested $10 million in Defy Media in exchange for certain preferred units, representing an interest in Defy Media of approximately 3.5%. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 16.1%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Roadside Attractions. Roadside Attractions is an independent theatrical distribution company. The Company owns a 43.0% interest in Roadside Attractions.
Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. The Company owns a 49.0% interest in Pantelion Films.
MovieFriends. MovieFriends is a theatrical movie discovery service. The Company made an initial investment of $2.2 million in MovieFriends during the three months ended June 30, 2014. The Company owns a 12.3% interest in MovieFriends. The Company is accounting for its investment in MovieFriends, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.

4. Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$32,678	$34,722
Prepaid expenses and other	32,173	33,347
Finite-lived intangible assets	2,545	2,998
	$67,396	$71,067
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Senior revolving credit facility	$84,000	$97,619
5.25% Senior Notes	225,000	225,000
July 2013 7-Year Term Loan, net of unamortized discount of $2,158 (March 31, 2014 - $2,247)	222,842	222,753
Convertible senior subordinated notes, net of unamortized discount of $8,805 (March 31, 2014 - $10,397)	133,255	131,788
	$665,097	$677,160
The following table sets forth future annual contractual principal payment commitments of corporate debt as of June 30, 2014:

	Conversion Price Per Share	Maturity Date or Next Holder Redemption Date (1)	Year Ended March 31,
Debt Type			2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$84,000	$—	$—	$84,000
5.25% Senior Notes	N/A	August 2018	—	—	—	—	225,000	—	225,000
July 2013 7-Year Term Loan	N/A	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
April 2009 3.625% Notes	$8.21	March 2015	40,210	—	—	—	—	—	40,210
January 2012 4.00% Notes	$10.44	January 2017	—	—	41,850	—	—	—	41,850
April 2013 1.25% Notes	$29.84	April 2018	—	—	—	—	60,000	—	60,000
			$40,210	$—	$41,850	$84,000	$285,000	$225,000	676,060
Less aggregate unamortized discount									(10,963)
									$665,097

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

Senior Revolving Credit Facility
Availability of Funds. At June 30, 2014, there was $715.9 million available (March 31, 2014 — $702.3 million) under the senior revolving credit facility. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at June 30, 2014 (March 31, 2014 — $0.1 million).
Maturity Date. The senior revolving credit facility expires September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of June 30, 2014, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.66% and 2.65% on borrowings outstanding as of June 30, 2014 and March 31, 2014, respectively).

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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2014, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.25% Senior Notes and July 2013 7-Year Term Loan

In July 2013, contemporaneous with the redemption of the 10.25% Senior Notes discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan (the "July 2013 7-Year Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million (collectively, the "New Issuances"). Transaction costs of $4.2 million relating to these borrowings were capitalized as deferred financing costs and are being amortized to interest expense using the effective interest method over the terms of the respective borrowings. Transaction costs of $2.6 million relating to the portion of these borrowings deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption were expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Interest:

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, and commenced on February 1, 2014.

(ii)
July 2013 7-Year Term Loan: Bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% or 4.00%, respectively. The base rate is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of June 30, 2014 was approximately 5.00% (March 31, 2014 - 5.00%).

Maturity:

(i)	5.25% Senior Notes: August 1, 2018

(ii)	July 2013 7-Year Term Loan: July 19, 2020

Guarantees. The respective borrowings are guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Security Interest and Ranking. The respective borrowings and the guarantees are secured by second-priority liens on substantially all of the Company’s and the guarantors’ tangible and intangible personal property, subject to certain exceptions and permitted liens. The 5.25% Senior Notes rank equally in right of payment with all of the Company’s existing and future debt that is not subordinated in right of payment to the 5.25% Senior Notes and July 2013 7-Year Term Loan, including the Company’s existing convertible senior subordinated notes. The respective borrowings are structurally subordinated to all existing and future liabilities (including trade payables) of the subsidiaries that do not guarantee the 5.25% Senior Notes and July 2013 7-Year Term Loan.

Optional Redemption or Prepayment:

(i)
5.25% Senior Notes: Redeemable by the Company, in whole or in part, at a price equal to 100% of the principal amount, plus the Applicable Premium, as defined in the indenture governing the 5.25% Senior Notes, plus accrued

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unpaid interest, if any, to the date of redemption. The Applicable Premium amounts to the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the principal amount of the notes redeemed plus interest through the maturity date over the principal amount of the notes redeemed on the redemption date.

(ii)
July 2013 7-Year Term Loan: The Company may voluntarily prepay at any time, provided that if prepaid (i) on or before July 19, 2015, the Company shall pay to the lenders a prepayment premium of 2.0% on the principal amount prepaid; (ii) after July 19, 2015 and on or before July 19, 2016, the Company shall pay to the lenders a prepayment premium of 1.0% on the principal amount prepaid; and (iii) after July 19, 2016, no prepayment premium shall be payable.

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

Covenants. The 5.25% Senior Notes and July 2013 7-Year Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2014, the Company was in compliance with all applicable covenants.

10.25% Senior Notes
In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), the Company's wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"). The Company recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.

In July 2013, the Company called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 7-Year Term Loan discussed above, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under the Company's senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed above) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at June 30, 2014 and March 31, 2014:

	Conversion Price Per Share as of June 30, 2014	June 30, 2014			March 31, 2014
		Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
		(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (1)	N/A	$—	$—	$—	$115	$—	$115
April 2009 3.625% Notes (1)	$8.21	40,210	(3,472)	36,738	40,220	(4,605)	35,615
January 2012 4.00% Notes (1)	$10.44	41,850	(5,333)	36,517	41,850	(5,792)	36,058
April 2013 1.25% Notes (2)	$29.84	60,000	—	60,000	60,000	—	60,000
		$142,060	$(8,805)	$133,255	$142,185	$(10,397)	$131,788
________________

(1)
The convertible senior subordinated notes provide, with the exception of the 1.25% Convertible Senior Subordinated Notes issued in April 2013 (the "April 2013 1.25% Notes"), at the Company's option, that the conversion of the notes may be settled in cash rather than in the Company's common shares, or a combination of cash and the Company's common shares. Accounting rules require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method. The effective interest rate on the liability component of the 3.625% Convertible Senior Subordinated Notes issued in April 2009 (the "April 2009 3.625% Notes") is 17.26%, and the effective interest rate on the liability component of the 4.00% Convertible Senior Subordinated Notes issued in January 2012 (the "January 2012 4.00% Notes") is 9.56%.

(2)
The April 2013 1.25% Notes are convertible only into the Company's common shares, and do not carry an option to be settled in cash upon conversion. Accordingly, the April 2013 1.25% Notes have been recorded at their principal amount and are not reduced by a debt discount for the equity component.

Interest Expense. The amount of interest expense recognized for the convertible senior subordinated notes, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three months ended June 30, 2014 and 2013 is presented below.

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$973	$1,196
Amortization of discount on liability component and debt issuance costs	1,619	2,096
	$2,592	$3,292
Convertible Senior Subordinated Notes Terms
April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of April 2009 3.625% Notes, of which $16.2 million was allocated to the equity component.
Outstanding Amount: As of June 30, 2014, $40.2 million of aggregate principal amount (carrying value — $36.7 million) remains outstanding.

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

Repurchase Events: The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” (as defined in the governing indenture), at a price equal to 100% of the principal amount of the April 2009 3.625% Notes to be repurchased plus accrued and unpaid interest.
Conversion Features: Convertible into common shares of the Company at any time before maturity, redemption or repurchase by the Company, at an initial conversion price of approximately $8.25 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (June 30, 2014 - $8.21). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
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
Outstanding Amount: As of June 30, 2014, $41.9 million of aggregate principal amount (carrying value — $36.5 million) remains outstanding.
Interest: Interest is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year.
Maturity Date: January 11, 2017.
Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the governing indenture (June 30, 2014 - $10.44). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes.
Outstanding Amount: As of June 30, 2014, $60.0 million of aggregate principal amount (carrying value - $60.0 million) remains outstanding.
Interest: Interest is payable semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2013.
Maturity Date: April 15, 2018.
Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (June 30, 2014 - $29.84).

6. Participations and Residuals
The Company expects approximately 59% of accrued participations and residuals will be paid during the one-year period ending June 30, 2015.

7. Film Obligations and Production Loans

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Film obligations	$46,315	$80,904
Production loans	589,977	418,883
Total film obligations and production loans	$636,292	$499,787

The following table sets forth future annual repayment of film obligations and production loans as of June 30, 2014:

	Nine Months Ended
	March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Film obligations	$24,526	$16,680	$2,964	$2,000	$1,000	$—	$47,170
Production loans	93,862	421,777	74,338	—	—	—	589,977
	$118,388	$438,457	$77,302	$2,000	$1,000	$—	637,147
Less imputed interest on film obligations							(855)
							$636,292
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. Production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.24% to 3.49%.

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, senior

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured second-priority notes, and July 2013 7-Year Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2014 and March 31, 2014:

	June 30, 2014		March 31, 2014
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$91,573	$108,704	$86,298	$99,907

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$—	$—	$115	$111
April 2009 3.625% Notes	36,738	40,548	35,615	40,140
January 2012 4.00% Notes	36,517	42,038	36,058	41,401
April 2013 1.25% Notes	60,000	52,238	60,000	51,411
Production loans	589,977	589,977	418,883	418,883
Senior secured second-priority notes	225,000	231,750	225,000	223,313
July 2013 7-Year Term Loan	222,842	227,813	222,753	225,844
	$1,171,074	$1,184,364	$998,424	$1,001,103

9. Direct Operating Expenses

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Amortization of films and television programs	$158,808	$219,364
Participations and residual expense	82,871	85,826
Other direct operating expenses	(2,806)	1,255
	$238,873	$306,445

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three months ended June 30, 2014 and 2013 is presented below:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$43,261	$13,617
Denominator:
Weighted average common shares outstanding	138,509	136,189
Basic Net Income Per Common Share	$0.31	$0.10

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three months ended June 30, 2014 and 2013 is presented below:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$43,261	$13,617
Add:
Interest on convertible notes, net of tax	1,643	99
Numerator for Diluted Net Income Per Common Share	$44,904	$13,716

Denominator:
Weighted average common shares outstanding	138,509	136,189
Effect of dilutive securities:
Conversion of notes	10,909	1,692
Share purchase options	2,366	2,207
Restricted share units	426	657
Adjusted weighted average common shares outstanding	152,210	140,745
Diluted Net Income Per Common Share	$0.30	$0.10

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2014 and 2013, the Company's outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	12,264
Share purchase options	5,107	1,774
Restricted share units	288	27
Contingently issuable shares	275	442
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income Per Common Share	5,670	14,507

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at June 30, 2014 and March 31, 2014. The table below outlines common shares reserved for future issuance:

	June 30, 2014	March 31, 2014
	(Amounts in thousands)
Stock options outstanding, average exercise price $21.14 (March 31, 2014 - $20.83)	11,553	10,894
Restricted share units — unvested	1,770	2,139
Share purchase options and restricted share units available for future issuance	1,711	3,471
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.46 per share at March 31, 2014	—	10
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.21 per share (March 31, 2014 - $8.22)	4,898	4,893
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.44 per share (March 31, 2014 - $10.46)	4,009	4,001
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.84 per share (March 31, 2014 - $29.89)	2,011	2,007
Shares reserved for future issuance	25,952	27,415

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2014, and 2013:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Compensation Expense:
Stock Options	$8,643	$3,767
Restricted Share Units and Other Share-based Compensation	6,049	7,403
Share Appreciation Rights	1,729	6,577
	16,421	17,747
Impact of accelerated vesting on stock options and restricted share units (1)	1,194	—
Total share-based compensation expense	$17,615	$17,747

Tax impact (2)	(6,458)	(6,566)
Reduction in net income	$11,157	$11,181
____________________________

(1)
Represents the impact of the acceleration of certain vesting schedules for stock options and restricted share units pursuant to the severance arrangements related to the integration of the marketing operations of the Company's Lionsgate and Summit film labels.

(2)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.
During the three months ended June 30, 2014, the Company granted 701,667 and 435,613 stock options and restricted share units ("RSU"), respectively, at a weighted-average grant-date fair value of $9.57 and $26.65, respectively. During the three months ended June 30, 2013, the Company granted 2,113,756 and 782,072 stock options and RSUs, respectively, at a weighted-average grant-date fair value of $12.17 and $25.34, respectively.
During the three months ended June 30, 2014, 75,000 cash-settled share appreciation rights ("SARs") were exercised resulting in a cash payment of $1.7 million. During the three months ended June 30, 2013, there were no cash-settled SARs exercised.
During the three months ended June 30, 2014 and 2013, 32,522 and 42,420 options, respectively, were exercised. The total intrinsic value of options exercised as of each exercise date during the three months ended June 30, 2014 and 2013 was $0.4 million and $0.7 million, respectively.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were $2.8 million and nil for the three months ended June 30, 2014 and 2013, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2014 are $64.9 million and $30.5 million, respectively, and are expected to be recognized over a weighted average period of 2.4 and 1.9 years, respectively.

(c) Share Repurchases

On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. From April 1, 2014 through June 30, 2014, the Company repurchased a total of 3.8 million common shares for an aggregate price of $101.2 million. See Note 18 for shares repurchased through July 25, 2014.

(d) Dividends

On June 13, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share payable on August 8, 2014, to shareholders of record as of June 30, 2014. As the Company had an accumulated deficit at the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time the dividend was declared, this dividend was recorded as a reduction to common shares on the unaudited consolidated statement of shareholders' equity at June 30, 2014. As of June 30, 2014, the Company had $6.9 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited consolidated balance sheet.

12. Income Taxes
The Company had an income tax expense of $10.8 million, or 19.9%, of income before income taxes in the three months ended June 30, 2014, compared to an expense of $8.0 million, or 37.0%, of income before income taxes in the three months ended June 30, 2013.
The income tax provision for the three months ended June 30, 2014 and 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the quarter, plus or minus the tax effects of items that relate discretely to the quarter, if any.

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2014: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Segment revenues
Motion Pictures	$331,916	$438,646
Television Production	117,467	131,082
	$449,383	$569,728
Direct operating expenses
Motion Pictures	$147,194	$203,450
Television Production	91,679	102,995
	$238,873	$306,445
Distribution and marketing
Motion Pictures	$88,605	$165,100
Television Production	8,716	6,360
	$97,321	$171,460
Gross segment contribution
Motion Pictures	$96,117	$70,096
Television Production	17,072	21,727
	$113,189	$91,823
Segment general and administration
Motion Pictures	$17,353	$16,425
Television Production	3,410	3,007
	$20,763	$19,432
Segment profit
Motion Pictures	$78,764	$53,671
Television Production	13,662	18,720
	$92,426	$72,391

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Company’s total segment profit	$92,426	$72,391
Shared services and corporate expenses:
Share-based compensation expense	(16,421)	(17,747)
Restructuring charges (1)	(4,888)	—
Other shared services and corporate expenses	(22,007)	(19,591)
Total shared services and corporate expenses	(43,316)	(37,338)
Depreciation and amortization	(1,346)	(1,625)
Operating income	47,764	33,428
Interest expense	(12,972)	(20,814)
Interest and other income	1,018	1,496
Loss on extinguishment of debt	—	(466)
Equity interests income	18,210	7,977
Income before income taxes	$54,020	$21,621
________________________

(1)
Restructuring charges in the three months ended June 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 11).

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2014 and March 31, 2014:

	June 30, 2014			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$405,907	$311,591	$717,498	$580,906	$304,665	$885,571
Investment in films and television programs, net	1,039,405	341,176	1,380,581	979,576	294,997	1,274,573
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,739,679	$681,728	$2,421,407	$1,854,849	$628,623	$2,483,472
Other unallocated assets (primarily cash, other assets, and equity method investments)			390,618			368,160
Total assets			$2,812,025			$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$152,421	$122,239
Television Production	111,430	38,694
	$263,851	$160,933

Purchases of property and equipment amounted to $1.4 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

14. Contingencies
Two purported Lions Gate stockholders have initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions are captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 1014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions allege, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. The Company does not believe these actions have any merit and intends to vigorously defend against them.
In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teachers Retirement System, demanding that the Company seek to recover the costs of the SEC investigation, including the fine paid, from the directors who were on the board at the time the July 20, 2010 transactions occurred. The board will consider the demand as provided by law.
From time to time, the Company is involved in other claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

15. Consolidating Financial Information — Convertible Senior Subordinated Notes

The April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the April 2009 3.625% Notes, the January 2012 4.00% Notes, and the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of June 30, 2014 and March 31, 2014, and for the three months ended June 30, 2014 and 2013 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	June 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$10,338	$5,273	$34,761	$—	$50,372
Restricted cash	—	7,534		—	7,534
Accounts receivable, net	689	2,408	714,401	—	717,498
Investment in films and television programs, net	—	6,394	1,372,886	1,301	1,380,581
Property and equipment, net	—	14,778	314	—	15,092
Equity method investments	—	5,978	183,018	—	188,996
Goodwill	10,172	—	313,156	—	323,328
Other assets	3,948	66,777	2,896	(6,225)	67,396
Deferred tax assets	8,011	43,776	9,441	—	61,228
Subsidiary investments and advances	1,049,411	1,161,128	1,751,527	(3,962,066)	—
	$1,082,569	$1,314,046	$4,382,400	$(3,966,990)	$2,812,025
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$84,000	$—	$—	$—	$84,000
Senior secured second-priority notes	225,000	—	—	—	225,000
July 2013 7-Year Term Loan	222,842	—	—	—	222,842
Accounts payable and accrued liabilities	14,935	53,842	154,609	—	223,386
Participations and residuals	—	3,417	464,559	—	467,976
Film obligations and production loans	—	—	636,292	—	636,292
Convertible senior subordinated notes	—	133,255	—	—	133,255
Deferred revenue	—	11,327	272,155	—	283,482
Intercompany payable	—	1,328,362	1,531,380	(2,859,742)	—
Shareholders’ equity (deficiency)	535,792	(216,157)	1,323,405	(1,107,248)	535,792
	$1,082,569	$1,314,046	$4,382,400	$(3,966,990)	$2,812,025

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$2,896	$446,586	$(99)	$449,383
EXPENSES:
Direct operating	2	(829)	239,586	114	238,873
Distribution and marketing	—	568	96,753	—	97,321
General and administration	564	39,942	23,692	(119)	64,079
Depreciation and amortization	—	752	594	—	1,346
Total expenses	566	40,433	360,625	(5)	401,619
OPERATING INCOME (LOSS)	(566)	(37,537)	85,961	(94)	47,764
Other expenses (income):
Interest expense	7,373	46,575	33,125	(74,101)	12,972
Interest and other income	(43,039)	(31)	(31,933)	73,985	(1,018)
Total other expenses (income)	(35,666)	46,544	1,192	(116)	11,954
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	35,100	(84,081)	84,769	22	35,810
Equity interests income (loss)	8,550	94,758	18,050	(103,148)	18,210
INCOME (LOSS) BEFORE INCOME TAXES	43,650	10,677	102,819	(103,126)	54,020
Income tax provision (benefit)	389	2,127	20,477	(12,234)	10,759
NET INCOME (LOSS)	43,261	8,550	82,342	(90,892)	43,261
Foreign currency translation adjustments	671	2,217	(391)	(1,015)	1,482
Net unrealized loss on foreign exchange contracts, net of tax	—	—	(811)	—	(811)
COMPREHENSIVE INCOME (LOSS)	$43,932	$10,767	$81,140	$(91,907)	$43,932

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$142,265	$(26)	$(154,873)	$—	$(12,634)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14,575	—	14,575
Investment in equity method investees	—	(2,150)	(7,500)	—	(9,650)
Purchases of property and equipment	—	(1,305)	(122)	—	(1,427)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(3,455)	6,953	—	3,498
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	170,000	—	—	—	170,000
Senior revolving credit facility - repayments	(183,619)	—	—	—	(183,619)
Convertible senior subordinated notes - repurchases	—	(16)	—	—	(16)
Production loans - borrowings	—	—	207,953	—	207,953
Production loans - repayments	—	—	(36,859)	—	(36,859)
Repurchase of common shares	(109,529)	—	—	—	(109,529)
Dividends paid	(7,066)	—	—	—	(7,066)
Excess tax benefits on equity-based compensation awards	—	2,771	—	—	2,771
Exercise of stock options	406	—	—	—	406
Tax withholding required on equity awards	(10,247)	—	—	—	(10,247)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(140,055)	2,755	171,094	—	33,794
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,210	(726)	23,174	—	24,658
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	22	—	22
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,128	5,999	11,565	—	25,692
CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,338	$5,273	$34,761	$—	$50,372

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$8,128	$5,999	$11,565	$—	$25,692
Restricted cash	—	8,925	—	—	8,925
Accounts receivable, net	688	2,514	882,369	—	885,571
Investment in films and television programs, net	(18)	6,394	1,266,703	1,494	1,274,573
Property and equipment, net	—	14,185	367	—	14,552
Equity method investments	—	3,668	178,273	—	181,941
Goodwill	10,172	—	313,156	—	323,328
Other assets	4,113	67,612	5,682	(6,340)	71,067
Deferred tax assets	8,417	48,125	9,441	—	65,983
Subsidiary investments and advances	1,118,356	1,065,274	1,532,070	(3,715,700)	—
	$1,149,856	$1,222,696	$4,199,626	$(3,720,546)	$2,851,632
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$97,619	$—	$—	$—	$97,619
Senior secured second-priority notes	225,000	—	—	—	225,000
July 2013 7-Year Term Loan	222,753	—	—	—	222,753
Accounts payable and accrued liabilities	19,946	73,045	239,466	—	332,457
Participations and residuals	—	3,417	465,973	—	469,390
Film obligations and production loans	—	—	499,787	—	499,787
Convertible senior subordinated notes	—	131,788	—	—	131,788
Deferred revenue	—	11,689	276,611	—	288,300
Intercompany payable	—	1,232,310	1,480,273	(2,712,583)	—
Shareholders’ equity (deficiency)	584,538	(229,553)	1,237,516	(1,007,963)	584,538
	$1,149,856	$1,222,696	$4,199,626	$(3,720,546)	$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$6,534	$563,194	$—	$569,728
EXPENSES:
Direct operating	—	709	305,736	—	306,445
Distribution and marketing	—	1,568	169,892	—	171,460
General and administration	245	36,702	19,976	(153)	56,770
Depreciation and amortization	—	566	1,059	—	1,625
Total expenses	245	39,545	496,663	(153)	536,300
OPERATING INCOME (LOSS)	(245)	(33,011)	66,531	153	33,428
Other expenses (income):
Interest expense	—	19,497	1,441	(124)	20,814
Interest and other income	(2)	(833)	(785)	124	(1,496)
Loss on extinguishment of debt	—	466	—	—	466
Total other expenses (income)	(2)	19,130	656	—	19,784
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	(243)	(52,141)	65,875	153	13,644
Equity interests income (loss)	13,860	74,141	9,747	(89,771)	7,977
INCOME (LOSS) BEFORE INCOME TAXES	13,617	22,000	75,622	(89,618)	21,621
Income tax provision (benefit)	—	8,140	27,270	(27,406)	8,004
NET INCOME (LOSS)	13,617	13,860	48,352	(62,212)	13,617
Foreign currency translation adjustments	213	6,989	13,685	(20,338)	549
Net unrealized loss on foreign exchange contracts, net of tax	—	—	(336)	—	(336)
COMPREHENSIVE INCOME (LOSS)	$13,830	$20,849	$61,701	$(82,550)	$13,830

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,091	$(68,860)	$30,480	$—	$(29,289)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(3,000)	—	(3,750)
Distributions from equity method investee in excess of earnings	—	—	4,169	—	4,169
Purchases of property and equipment	—	(1,343)	(85)	—	(1,428)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,093)	10,084	—	7,991
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	173,000	—	—	173,000
Senior revolving credit facility - repayments	—	(172,000)	—	—	(172,000)
Senior secured second-priority notes - repurchases	—	(4,280)	—	—	(4,280)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	108,605	—	108,605
Production loans - repayments	—	—	(82,292)	—	(82,292)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Exercise of stock options	543	—	—	—	543
Tax withholding required on equity awards	(9,019)	—	—	—	(9,019)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,476)	56,720	(38,687)	—	9,557
NET CHANGE IN CASH AND CASH EQUIVALENTS	615	(14,233)	1,877	—	(11,741)
FOREIGN EXCHANGE EFFECTS ON CASH	(24)	—	421	—	397
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,183	$22,601	$27,235	$—	$51,019

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2014, the Company had the following outstanding forward foreign exchange contracts with maturities of less than 10 months from June 30, 2014:

June 30, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£16.6	in exchange for	$27.9	£0.60
Australian Dollar	A$26.4	in exchange for	$23.2	A$1.14
Euro	€0.5	in exchange for	$0.6	€0.74
Canadian Dollar	C$11.3	in exchange for	$10.3	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2014 were losses of $0.8 million, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of June 30, 2013, there were no outstanding forward foreign exchange contracts. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of June 30, 2014, $1.9 million was included in other assets and $1.2 million in accounts payable and accrued liabilities (March 31, 2014 - $1.8 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three months ended June 30, 2014, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the three months ended June 30, 2014 is presented below. There were no significant non-cash investing or financing activities for the three months ended June 30, 2013.

Three Months Ended
June 30,
2014
(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 11)	$6,881

18. Subsequent Events (Unaudited)

Share Repurchases. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through July 25, 2014, we have repurchased a total of 4.7 million common shares for an aggregate price of $126.4 million. As a result of these repurchases, the Company has $108.4 million of remaining capacity in its $300 million share repurchase plan as of July 25, 2014.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2014 and 2013.
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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 29, 2014.
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
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and EST arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate requiring the most subjectivity and judgment involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVDs/Blu-ray discs in the retail market which is discussed separately below under the caption “Sales Returns Allowance.”
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.1 million and $1.7 million on our total revenue in the three months ended June 30, 2014 and 2013, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not, otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. Because of our historical operating losses, in previous years, we had historically provided a full valuation allowance against our net deferred tax assets. However, due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and due to our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the year ended March 31, 2014, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in our Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed during the year ended March 31, 2014. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. We have adopted the new guidance effective April 1, 2014, with no material impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues (1)
Motion Pictures	$331.9		$438.6		$(106.7)	(24.3)%
Television Production	117.5		131.1		(13.6)	(10.4)%
	$449.4		$569.7		$(120.3)	(21.1)%
Direct operating expenses
Motion Pictures	$147.2	44.4%	$203.5	46.4%	$(56.3)	(27.7)%
Television Production	91.7	78.0	103.0	78.6	(11.3)	(11.0)%
	$238.9	53.2%	$306.5	53.8%	$(67.6)	(22.1)%
Distribution and marketing
Motion Pictures	$88.6	26.7%	$165.1	37.6%	$(76.5)	(46.3)%
Television Production	8.7	7.4	6.4	4.9	2.3	35.9%
	$97.3	21.7%	$171.5	30.1%	$(74.2)	(43.3)%
Gross segment contribution
Motion Pictures	$96.1	29.0%	$70.1	16.0%	$26.0	37.1%
Television Production	17.1	14.6	21.7	16.6	(4.6)	(21.2)%
	$113.2	25.2%	$91.8	16.1%	$21.4	23.3%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$133.2	$162.2	$(29.0)	(17.9)%
Television Production	7.7	7.2	0.5	6.9%
	$140.9	$169.4	$(28.5)	(16.8)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$42.7	$88.9	$(46.2)	(52.0)%
Home Entertainment	133.2	162.2	(29.0)	(17.9)%
Television	58.8	36.8	22.0	59.8%
International	60.7	79.1	(18.4)	(23.3)%
Lionsgate UK	30.0	32.4	(2.4)	(7.4)%
Other	6.5	39.2	(32.7)	(83.4)%
	$331.9	$438.6	$(106.7)	(24.3)%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles contributing significant theatrical revenue by fiscal years theatrical slate and the month of their release for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
Draft Day	April 2014	Now You See Me	May 2013
The Quiet Ones	April 2014	The Big Wedding	April 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of a Marriage Counselor	March 2013
Managed Brands and Other:
		Mud (released through Roadside Attractions)	May 2013
Theatrical revenue decreased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, which was largely driven by the performance of our Fiscal 2015 Theatrical Slate releases in the three months ended June 30, 2014, as compared to the performance of our Fiscal 2014 Theatrical Slate releases, and particularly the successful performance of Now You See Me, in the three months ended June 30, 2013. The decrease was also, to a lesser extent, due to higher revenue from our Managed Brands and Other titles in the three months ended June 30, 2013 from the success of the film Mud, as compared to the three months ended June 30, 2014. These decreases were offset in part by continued revenue from the March 2014 release of Divergent.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles contributing significant motion pictures home entertainment revenue for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
I, Frankenstein	May 2014	Snitch	June 2013
The Legend of Hercules	April 2014	Warm Bodies	June 2013
The Hunger Games: Catching Fire	March 2014	The Last Stand	May 2013
Escape Plan	February 2014	Texas Chainsaw 3D	May 2013
Ender's Game	February 2014	The Impossible	April 2013
Managed Brands and Other:		The Twilight Saga: Breaking Dawn Part 2	March 2013
Joe	June 2014	Sinister	February 2013
Tyler Perry's Madea's Neighbors From Hell (the Play)	April 2014	The Perks of Being a Wallflower	February 2013
		Alex Cross	February 2013
		The Expendables 2	November 2012
Managed Brands and Other:
		Stand Up Guys	May 2013

The following table sets forth the components of home entertainment revenue by product category for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2014 Theatrical Slate	$20.0	$40.5	$60.5	$—	$—	$—
Fiscal 2013 Theatrical Slate	4.2	1.3	5.5	58.0	41.0	99.0
Fiscal 2012 & Prior Theatrical Slates	3.0	3.0	6.0	6.9	3.7	10.6
Total Theatrical Slates	27.2	44.8	72.0	64.9	44.7	109.6
Summit Titles Released Theatrically Pre-Acquisition	3.3	1.2	4.5	3.0	2.1	5.1
Managed Brands and Other (2)	38.4	18.3	56.7	34.3	13.2	47.5
	$68.9	$64.3	$133.2	$102.2	$60.0	$162.2
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Managed Brands and Other consists of Direct-to-DVD, acquired and licensed brands, third-party library product and specialty theatrical titles.
Home entertainment revenue of $133.2 million decreased $29.0 million, or 17.9%, in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in home entertainment revenue was primarily due to a decrease in packaged media revenue resulting from the fewer number of titles released on packaged media in the three months ended June 30, 2014 from our smaller Fiscal 2014 Theatrical Slate, as compared to the number of titles released on packaged media in the three months ended June 30, 2013 from our Fiscal 2013 Theatrical Slate. Digital media revenue increased slightly in the three months ended June 30, 2014, mainly due to the revenue generated by the titles and product categories listed above.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Ender's Game	Dredd
Red 2	The Possession
You're Next	Summit Titles Released Theatrically Pre-Acquisition:
Red
Managed Brands and Other:
Arbitrage

The following table sets forth the components of television revenue by product category for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2014 Theatrical Slate	$32.9	$—	$32.9	100.0%
Fiscal 2013 Theatrical Slate	0.3	11.3	(11.0)	(97.3)%
Fiscal 2012 & Prior Theatrical Slate	11.7	8.4	3.3	39.3%
Total Theatrical Slates	44.9	19.7	25.2	127.9%
Summit Titles Released Theatrically Pre-Acquisition	5.0	9.8	(4.8)	(49.0)%
Managed Brands and Other	8.9	7.3	1.6	21.9%
	$58.8	$36.8	22.0	59.8%

Television revenue increased in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due primarily to an increase in the contribution of revenue from our theatrical slates as listed above, reflecting the timing of television windows opening in the period, offset in part by a decrease in the contribution of revenue from Summit Titles Released Theatrically Pre-Acquisition, due to the static nature of this product category.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Divergent	Now You See Me
The Hunger Games: Catching Fire	Fiscal 2013 Theatrical Slate:
Fiscal 2013 Theatrical Slate:	The Impossible
The Twilight Saga: Breaking Dawn - Part 2	The Last Stand
Summit Titles Released Theatrically Pre-Acquisition:	The Twilight Saga: Breaking Dawn - Part 2
The Twilight Saga: Breaking Dawn - Part 1	Warm Bodies
Summit Titles Released Theatrically Pre-Acquisition:
The Twilight Saga: Eclipse

The following table sets forth the components of international revenue by product category for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues
Fiscal 2015 Theatrical Slate	$0.3	$—	$0.3	100.0%
Fiscal 2014 Theatrical Slate	26.1	13.2	12.9	97.7%
Fiscal 2013 Theatrical Slate	7.7	47.6	(39.9)	(83.8)%
Fiscal 2012 & Prior Theatrical Slate	5.0	5.3	(0.3)	(5.7)%
Total Theatrical Slates	39.1	66.1	(27.0)	(40.8)%
Summit Titles Released Theatrically Pre-Acquisition	9.2	10.8	(1.6)	(14.8)%
Managed Brands and Other	12.4	2.2	10.2	463.6%
	$60.7	$79.1	(18.4)	(23.3)%

International revenue included in motion pictures revenue decreased in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, mainly due to the revenue generated by the titles and product categories listed above. The revenues generated by our Fiscal 2014 Theatrical Slate in the three months ended June 30, 2014 were lower than the revenues generated by our Fiscal 2013 Theatrical Slate in the three months ended June 30, 2013 due to the fewer number of titles in our Fiscal 2014 Theatrical Slate.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK revenue for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Big Wedding	Cabin In The Woods
The Hunger Games: Catching Fire	The Expendables 2
You're Next	The Last Stand
Fiscal 2012 Theatrical Slate:	What To Expect When You're Expecting
The Hunger Games	Lionsgate UK and third party product:
Lionsgate UK and third party product:	Keith Lemon: The Film
The Railway Man	Magic Mike
Olympus Has Fallen
Top Cat: The Movie

The following table sets forth the components of Lionsgate UK revenue by product category for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK revenues
Fiscal 2015 Theatrical Slate	$0.6	$—	$0.6	100.0%
Fiscal 2014 Theatrical Slate	9.4	0.4	9.0	NM
Fiscal 2013 Theatrical Slate	1.6	12.3	(10.7)	(87.0)%
Fiscal 2012 & Prior Theatrical Slate	4.7	2.5	2.2	88.0%
Total Theatrical Slates	16.3	15.2	1.1	7.2%
Lionsgate UK and third party product	11.2	13.5	(2.3)	(17.0)%
Managed Brands and Other	2.5	3.7	(1.2)	(32.4)%
	$30.0	$32.4	$(2.4)	(7.4)%
______________________
NM - Percentage not meaningful
Lionsgate UK revenue decreased slightly in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, due to the revenue generated by the titles and product categories listed above.
Motion Pictures —Other Revenue
Other revenue included in motion pictures revenue decreased in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the sale of a portion of our music catalog in the three months ended June 30, 2013, with no comparable revenue in the three months ended June 30, 2014.
Television Production Revenue
Television production revenue decreased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, mainly due to lower domestic television revenue, offset slightly by higher international, other and home entertainment revenue from television production in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$72.8	$101.1	$(28.3)	(28.0)%
International	34.4	22.4	12.0	53.6%
Home entertainment revenue from television production	7.7	7.2	0.5	6.9%
Other	2.6	0.4	2.2	550.0%
	$117.5	$131.1	$(13.6)	(10.4)%

Television Production - Domestic Television
Domestic television revenue decreased in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decrease in television episodes delivered during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Television episodes delivered for original exhibition during the three months ended June 30, 2014 and 2013 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		June 30, 2014				June 30, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	11	5.5	Anger Management	1/2hr	11	5.5
Mad Men - Season 7	1hr	4	4.0	Mad Men - Season 6	1hr	11	11.0
Manhattan - Season 1	1hr	1	1.0	Nashville - Season 1	1hr	6	6.0
Nashville - Season 2	1hr	3	3.0	Orange Is The New Black - Season 1	1hr	5	5.0
Rosemary's Baby	1hr	4	4.0	Other	1/2hr	6	3.0
Other	1/2hr	7	3.5
		30	21.0			39	30.5

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended June 30, 2014 from Are We There Yet, House of Payne, Family Feud (Season 7), Meet The Browns, Nurse Jackie (Season 6), and The Wendy Williams Show (Season 5), and in the three months ended June 30, 2013, from Are We There Yet, Family Feud (Season 6), House of Payne, Meet The Browns, and The Wendy Williams Show (Season 4).

Television Production - International Revenue
International revenue in the three months ended June 30, 2014 increased as compared to the three months ended June 30, 2013. International revenue in the three months ended June 30, 2014 primarily included revenue from Anger Management, Mad Men (Seasons 1, 5, 6 & 7), Nashville (Seasons 1 & 2), and Orange Is The New Black (Seasons 1 & 2). International revenue in the three months ended June 30, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Weeds (Seasons 7 & 8), and Nashville (Season 1).

Television Production - Home Entertainment Revenue from Television Production
The slight increase in home entertainment revenue from television production is primarily due to an increase in digital media revenue, which amounted to $4.5 million in the three months ended June 30, 2014, as compared to $3.2 million in the three months ended June 30, 2013, offset in part by a decrease in packaged media revenue, which amounted to $3.2 million in the three months ended June 30, 2014, as compared to $4.0 million in the three months ended June 30, 2013.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$93.3	$65.5	$158.8	$142.4	$77.0	$219.4
Participation and residual expense	56.2	26.7	82.9	60.2	25.6	85.8
Other expenses	(2.3)	(0.5)	(2.8)	0.8	0.4	1.2
	$147.2	$91.7	$238.9	$203.4	$103.0	$306.4
Direct operating expenses as a percentage of segment revenues	44.4%	78.0%	53.2%	46.4%	78.6%	53.8%
Direct operating expenses of the Motion Pictures segment of $147.2 million for the three months ended June 30, 2014 were 44.4% of motion pictures revenue, compared to $203.4 million, or 46.4% of motion pictures revenue for the three months ended June 30, 2013. The decrease in direct operating expenses of $56.2 million is primarily due to a decrease in motion pictures revenue in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the titles released from our Fiscal 2015 Theatrical Slate in the three months ended June 30, 2014, as compared to the titles released from our Fiscal 2014

Theatrical Slate in the three months ended June 30, 2013. Investment in film write-downs of the motion pictures segment during the three months ended June 30, 2014 totaled approximately $2.8 million, compared to $3.3 million for the three months ended June 30, 2013. Other direct operating expenses in the three months ended June 30, 2014 consisted primarily of foreign exchange gains, as compared to primarily foreign exchange losses in the three months ended June 30, 2013.
Direct operating expenses of the Television Production segment of $91.7 million for the three months ended June 30, 2014 were 78.0% of television revenue, compared to $103.0 million, or 78.6%, of television revenue for the three months ended June 30, 2013. The decrease in direct operating expenses of $11.3 million is primarily due to a decrease in television production revenue in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Direct operating expenses as a percentage of revenue of 78.0% in the three months ended June 30, 2014 were comparable to direct operating expenses as a percentage of revenue of 78.6% in the three months ended June 30, 2013. In the three months ended June 30, 2014, $1.9 million of charges for write-downs of television film costs were included in the amortization of television programs, compared to charges of $4.9 million in the three months ended June 30, 2013.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$37.8	$—	$37.8	$110.1	$0.1	$110.2
Home Entertainment	30.7	1.5	32.2	38.2	1.2	39.4
Television	0.5	4.2	4.7	0.4	3.1	3.5
International	5.7	2.6	8.3	4.2	1.8	6.0
Lionsgate UK	12.6	0.3	12.9	10.0	0.2	10.2
Other	1.3	0.1	1.4	2.2	—	2.2
	$88.6	$8.7	$97.3	$165.1	$6.4	$171.5
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended June 30, 2014 of $37.8 million decreased $72.3 million, compared to $110.1 million in the three months ended June 30, 2013. The decrease was primarily driven by fewer releases in the current quarter from our Fiscal 2015 Theatrical Slate (two wide releases), as compared to the releases in the prior year's quarter from our Fiscal 2014 Theatrical Slate (three wide releases), lower average P&A incurred on the titles released in the current quarter, and higher P&A incurred on a specialty theatrical release (Mud) in the prior year's quarter. Also contributing to the decrease was a decrease in P&A incurred in advance for films to be released in subsequent quarters. In the three months ended June 30, 2014, approximately $8.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Expendables 3, The Hunger Games: Mockingjay Part 1, and Step Up: All In. In the three months ended June 30, 2013, approximately $27.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Ender's Game, Kevin Hart: Let Me Explain, Red 2, The Hunger Games: Catching Fire, and You're Next.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended June 30, 2014 of $32.2 million decreased $7.2 million, or 18.3%, compared to $39.4 million in the three months ended June 30, 2013, primarily due to lower distribution and marketing costs associated with lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 22.9% in the three months ended June 30, 2014, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 23.3% in the three months ended June 30, 2013.
Lionsgate UK distribution and marketing expenses in the Motion Pictures segment in the three months ended June 30, 2014 of $12.6 million increased slightly from $10.0 million in the three months ended June 30, 2013.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$96.1	29.0%	$70.1	16.0%	$26.0	37.1%
Television Production	17.1	14.6	21.7	16.6	(4.6)	(21.2)%
	$113.2	25.2%	$91.8	16.1%	$21.4	23.3%
Gross segment contribution of the motion pictures segment for the three months ended June 30, 2014 of $96.1 million increased $26.0 million, or 37.1%, as compared to the three months ended June 30, 2013. The increase in gross segment contribution of the motion pictures segment is primarily due to lower distribution and marketing expenses, and to a lesser extent, lower direct operating expenses incurred relative to motion pictures segment revenue for the three months ended June 30, 2014. The lower distribution and marketing expenses in the three months ended June 30, 2014 primarily resulted from the fewer number of theatrical releases in the current quarter as compared to the three months ended June 30, 2013, and the lower average P&A incurred on the titles released. Gross segment contribution of the motion pictures segment also includes Managed Brands and ancillary driven platform theatrical releases which amounted to $15.0 million for the three months ended June 30, 2014 compared to $0.7 million for the three months ended June 30, 2013. The increase is primarily driven by contributions from ancillary revenues (i.e., home entertainment, television and international revenues) of platform theatrical releases in previous periods.
Gross segment contribution of the television segment for the three months ended June 30, 2014 of $17.1 million decreased $4.6 million, or 21.2%, as compared to the three months ended June 30, 2013. The decrease in gross segment contribution of the television production segment and gross segment contribution as a percentage of television revenues is due to a decrease in television production segment revenues and increased television production distribution and marketing expenses. The gross segment contribution of the television production segment is primarily impacted by the performance and mix of television series and a decrease in television episodes delivered in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. In particular, the three months ended June 30, 2014 included contributions from Mad Men, Anger Management and Nashville, as compared to contributions from Mad Men and Anger Management in the three months ended June 30, 2013.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$17.4	$16.4	$1.0	6.1%
Television Production	3.4	3.0	0.4	13.3%
Shared services and corporate expenses	22.1	19.7	2.4	12.2%
General and administrative expenses before share-based compensation expense and restructuring charges:	42.9	39.1	3.8	9.7%
Share-based compensation expense	16.3	17.7	(1.4)	(7.9)%
Restructuring charges	4.9	—	4.9	100.0%
	21.2	17.7	3.5	19.8%
Total general and administrative expenses	$64.1	$56.8	$7.3	12.9%
Total general and administrative expenses as a percentage of revenue	14.3%	10.0%
General and administrative expenses excluding share-based compensation expense and restructuring charges, as a percentage of revenue	9.5%	6.9%
Total General and Administrative Expenses
General and administrative expenses increased by $7.3 million primarily due to increases in shared services and corporate expenses and restructuring charges.

Shared services and corporate expenses excluding share-based compensation expense and restructuring charges increased $2.4 million mainly due to increases in incentive related compensation and salaries and related expenses.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$8.6	$3.8	$4.8	126.3%
Restricted share units and other share-based compensation	6.0	7.4	(1.4)	(18.9)%
Share appreciation rights	1.7	6.5	(4.8)	(73.8)%
	$16.3	$17.7	$(1.4)	(7.9)%
Restructuring Charges. Restructuring charges in the three months ended June 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom.  Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $1.3 million for the three months ended June 30, 2014 decreased $0.3 million from $1.6 million in the three months ended June 30, 2013.

Interest expense of $13.0 million for the three months ended June 30, 2014 decreased $7.8 million, or 37.5%, from $20.8 million in the three months ended June 30, 2013. The following table sets forth the components of interest expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.4	$2.5
Convertible senior subordinated notes	1.0	1.2
Senior secured second-priority notes	3.0	11.2
July 2013 7-Year Term Loan	2.8	—
Other	1.3	1.4
	9.5	16.3
Non-Cash Based:
Amortization of discount on:
Liability component of convertible senior subordinated notes	1.6	2.1
Senior secured second-priority notes	—	0.2
July 2013 7-Year Term Loan	0.1	—
Amortization of deferred financing costs	1.8	2.2
	3.5	4.5
	$13.0	$20.8
Interest and other income was $1.0 million in the three months ended June 30, 2014, compared to $1.5 million in the three months ended June 30, 2013.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2014 and 2013:

	June 30, 2014	Three Months Ended
		June 30,
	Ownership Percentage	2014	2013
		(Amounts in millions)
EPIX (1)	31.2%	$8.5	$6.7
TVGN (1)	50.0%	(2.2)	2.9
Other equity method investments (2)		11.9	(1.6)
		$18.2	$8.0
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

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on the sale of $11.4 million in the three months ended June 30, 2014 included in our other equity method investments income shown above. See Note 3 to our unaudited consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was nil for the three months ended June 30, 2014, compared to a loss on extinguishment of debt of $0.5 million for the three months ended June 30, 2013 resulting from the $4.0 million repurchase of 10.25% Senior Notes.

Income Tax Provision

We had an income tax expense of $10.8 million, or 19.9%, of income before income taxes (i.e., effective rate) in the three months ended June 30, 2014, compared to an expense of $8.0 million, or 37.0%, of income before income taxes in the three months ended June 30, 2013. Our tax provision for the three months ended June 30, 2014 was impacted by a discrete charge associated with the gain from the sale of our interest in FEARnet. Excluding this item, our effective tax rate was 15.5% for the three months ended June 30, 2014 compared to 37.0% for the three months ended June 30, 2013. Our effective tax rate excluding discrete items and changes in our valuation allowance for the year ended March 31, 2014 was 25.7%.
The decrease in our effective tax rate from the three months ended June 30, 2013 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the level of income generated in the jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2015 as compared to fiscal 2014.

Net Income
Net income for the three months ended June 30, 2014 was $43.3 million, or basic net income per common share of $0.31 on 138.5 million weighted average common shares outstanding and diluted net income per common share of $0.30 on 152.2 million weighted average common shares outstanding. This compares to net income for the three months ended June 30, 2013 of $13.6 million, or basic net income per common share of $0.10 on 136.2 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 140.7 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at June 30, 2014 primarily consisted of our senior revolving credit facility, senior secured second-priority notes, July 2013 7-Year Term Loan, and our convertible senior subordinated notes. Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method investment funding, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses.
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

Corporate Debt
The principal amounts outstanding under our corporate debt as of June 30, 2014 and March 31, 2014 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share as of June 30, 2014	Principal Amounts Outstanding
			June 30,	March 31,
			2014	2014
			(Amounts in thousands)
Senior revolving credit facility (1)	September 2017	N/A	$84,000	$97,619
5.25% Senior Notes (2)	August 2018	N/A	225,000	225,000
July 2013 7-Year Term Loan (2)	July 2020	N/A	225,000	225,000
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	N/A	—	115
April 2009 3.625% Notes	March 2015	$8.21	40,210	40,220
January 2012 4.00% Notes	January 2017	$10.44	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.84	60,000	60,000
			$676,060	$689,804
 ______________________

(1)
Senior Revolving Credit Facility: Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. At June 30, 2014, the effective interest rate was approximately 2.66% (March 31, 2014 - 2.65%). Provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At June 30, 2014, there was $715.9 million available (March 31, 2014 — $702.3 million). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase our stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2014, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes and July 2013 7-Year Term Loan: The 5.25% Senior Notes and July 2013 7-Year Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2014, we were in compliance with all applicable covenants.

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(ii)
July 2013 7-Year Term Loan: Bears interest by reference to a base rate (subject to a floor of 2.00%) or the LIBOR rate (subject to a floor of 1.00%), plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of June 30, 2014 was approximately 5.00% (March 31, 2014 - 5.00%).

Corporate Debt Transactions:
5.25% Senior Notes and July 2013 7-Year Term Loan

In July 2013, contemporaneous with the redemption of the 10.25% Senior Notes discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan (the "July 2013 7-Year Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million (collectively, the "New Issuances").

10.25% Senior Notes
In June 2013, we paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"). We recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.
In July 2013, we called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the proceeds from the issuance of the 5.25% Senior Notes and the July 2013 7-Year Term Loan as discussed above, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, is being amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Convertible Senior Subordinated Notes

In April 2013, LGEI issued $60.0 million in aggregate principal amount of 1.25% Convertible Senior Subordinated Notes with a maturity date of April 15, 2018.

In July 2013, $3.2 million of the principal amount of 4.00% Convertible Senior Subordinated Notes issued in January 2012 (the "January 2012 4.00% Notes") were converted into common shares at a conversion price of approximately $10.50 per share for an aggregate of 299,999 common shares.

In March 2014, $24.3 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion price of approximately $8.25 per share for an aggregate of 2,943,513 common shares (plus cash in lieu of fractional shares).
Production Loans
The amounts outstanding under our production loans as of June 30, 2014, and March 31, 2014 were as follows:

	June 30,	March 31,
	2014	2014
	(Amounts in thousands)

Production loans (1)	$589,977	$418,883
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.24% to 3.49%.

Dividends

On June 13, 2014, our Board of Directors declared a quarterly cash dividend of $0.05 per common share payable on August 8, 2014, to shareholders of record as of June 30, 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Share Repurchase Plan

On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through July 25, 2014, we have repurchased a total of 4.7 million common shares for an aggregate price of $126.4 million. As a result of these repurchases, the Company has $108.4 million of remaining capacity in its $300.0 million share repurchase plan as of July 25, 2014.

Discussion of Operating, Investing, Financing Cash Flows

Cash Flows Used In Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013	Net Change
	(Amounts in thousands)
Operating Activities:
Operating income	$47,764	$33,428	$14,336
Amortization of films and television programs	158,808	219,364	(60,556)
Non-cash stock-based compensation	16,537	13,220	3,317
Cash interest	(9,442)	(16,273)	6,831
Current income tax provision	(5,654)	(5,941)	287
Other non-cash charges included in operating activities	8,594	12,970	(4,376)
Cash flows from operations before changes in operating assets and liabilities	216,607	256,768	(40,161)

Changes in operating assets and liabilities:
Accounts receivable, net	169,514	(32,516)	202,030
Investment in films and television programs	(263,851)	(160,933)	(102,918)
Other changes in operating assets and liabilities	(134,904)	(92,608)	(42,296)
Changes in operating assets and liabilities	(229,241)	(286,057)	56,816
Net Cash Flows Used In Operating Activities	$(12,634)	$(29,289)	$16,655

Cash flows used in operating activities for the three months ended June 30, 2014 were $12.6 million compared to cash flows used in operating activities for the three months ended June 30, 2013 of $29.3 million. The decrease in cash used in operating activities for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to lower cash used from changes in operating assets and liabilities, offset by lower cash flows provided by operations before changes in operating assets and liabilities. Changes in operating assets and liabilities positively affected cash provided by operating activities as compared to the prior period due to decreases in accounts receivable, primarily due to collections from the theatrical release of Divergent and the home entertainment release of The Hunger Games: Catching Fire in March 2014, offset by increases in investment in films and television programs production activity and changes in other operating assets and liabilities. These other changes in operating assets and liabilities were driven by a decrease in accounts payable.

Cash Flows Provided by Investing Activities. Cash flows provided by investing activities for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013	Net Change
	(Amounts in thousands)
Investing Activities:
Proceeds from the sale of equity method investees	$14,575	$9,000	$5,575
Investment in equity method investees	(9,650)	(3,750)	(5,900)
Purchases of property and equipment	(1,427)	(1,428)	1
Other investing activities	—	4,169	(4,169)
Net Cash Flows Provided By Investing Activities	$3,498	$7,991	$(4,493)
Cash provided by investing activities of $3.5 million for the three months ended June 30, 2014 compared to cash provided by investing activities of $8.0 million for the three months ended June 30, 2013, primarily due to cash provided from the sale of an equity method investee due to the April 2014 sale of FEARnet (see Note 3 to our unaudited consolidated financial statements), offset by an increase in investment in equity method investees, which includes $7.5 million invested in TVGN (see Note 3 to our unaudited consolidated financial statements) in the three months ended June 30, 2014.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013	Net Change
	(Amounts in thousands)
Financing Activities:
Senior revolving credit facility - borrowings	$170,000	$173,000	$(3,000)
Senior revolving credit facility - repayments	(183,619)	(172,000)	(11,619)
Net proceeds from (repayments of) senior revolving credit facility	(13,619)	1,000	(14,619)

Senior secured second-priority notes - repurchases	—	(4,280)	4,280
Convertible senior subordinated notes - borrowings	—	60,000	(60,000)
Convertible senior subordinated notes - repurchases	(16)	—	(16)
Net proceeds from (repayments of) corporate debt	(13,635)	56,720	(70,355)

Production loans - borrowings	207,953	108,605	99,348
Production loans - repayments	(36,859)	(82,292)	45,433
Pennsylvania Regional Center Credit Facility - repayments	—	(65,000)	65,000
Net proceeds from (repayments of) production loans	171,094	(38,687)	209,781

Repurchase of common shares	(109,529)	—	(109,529)
Other financing activities	(14,136)	(8,476)	(5,660)
Net Cash Flows Provided By Financing Activities	$33,794	$9,557	$24,237
Cash flows provided by financing activities of $33.8 million for the three months ended June 30, 2014 increased from cash flows provided by financing activities of $9.6 million for the three months ended June 30, 2013. Cash flows provided by financing activities for the three months ended June 30, 2014 primarily reflects an increase in production loan borrowings in order to fund productions and lower production loan repayments, offset by net repayments of our senior revolving credit facility of $13.6 million and cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards. Cash flows provided by financing activities for the three months ended June 30,

2013 reflects net proceeds from our senior revolving credit facility of $1.0 million, borrowings under our production loans of $108.6 million, and $60.0 million from the issuance of our April 2013 1.25% Notes, offset partially by repayments of production loans of $82.3 million and the $65.0 million repayment of the Pennsylvania Regional Center credit facility during the three months ended June 30, 2013.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2014 and March 31, 2014 was $1.3 billion and $1.2 billion, respectively.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2014:

	Nine Months Ended March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Future annual repayment of debt recorded as of June 30, 2014 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$84,000	$—	$—	$84,000
5.25% Senior Notes and July 2013 7-Year Term Loan	—	—	—	—	225,000	225,000	450,000
Film obligations and production loans (1)	118,388	438,457	77,302	2,000	1,000	—	637,147
Principal amounts of convertible senior subordinated notes (2)	40,210	—	41,850	—	60,000	—	142,060
	158,598	438,457	119,152	86,000	286,000	225,000	1,313,207
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments (3)	251,251	325,890	91,282	—	—	—	668,423
Interest payments (4)	24,145	25,538	27,063	26,967	21,480	18,989	144,182
Operating lease commitments	9,812	12,720	12,460	12,772	13,119	62,655	123,538
Other contractual obligations	44,594	37,529	16,320	6,037	1,527	—	106,007
	329,802	401,677	147,125	45,776	36,126	81,644	1,042,150
Total future commitments under contractual obligations	$488,400	$840,134	$266,277	$131,776	$322,126	$306,644	$2,355,357
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

Undistributed Foreign Earnings
Deferred taxes are not provided on undistributed earnings of our foreign subsidiaries because we do not intend to repatriate the funds. Should we repatriate the funds in the future, we would have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of June 30, 2014.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2014, we had the following outstanding forward foreign exchange contracts with maturities of less than 10 months from June 30, 2014:

June 30, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£16.6	in exchange for	$27.9	£0.60
Australian Dollar	A$26.4	in exchange for	$23.2	A$1.14
Euro	€0.5	in exchange for	$0.6	€0.74
Canadian Dollar	C$11.3	in exchange for	$10.3	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2014 were losses of $0.8 million, and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. As of June 30, 2013, there were no outstanding forward foreign exchange contracts. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of June 30, 2014, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the July 2013 7-Year Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the July 2013 7-Year Term Loan is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. Assuming the July 2013 7-Year Term Loan outstanding balance and the applicable LIBOR in effect as of June 30, 2014, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.24% to 3.49% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.5 million in additional costs capitalized to the respective film or television asset.

At June 30, 2014, our 5.25% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $358.3 million, and an estimated fair value of $366.6 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.25% Senior Notes and convertible senior subordinated notes by approximately $10.9 million and $11.9 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2014:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	June 30, 2014
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$84,000	$—	$—	$84,000	$84,000
Average Interest Rate	—	—	—	2.66%	—	—
July 2013 7-Year Term Loan (2)	—	—	—	—	—	225,000	225,000	227,813
Average Interest Rate	—	—	—	—	—	5.00%
Production loans (3)	93,862	421,777	74,338	—	—	—	589,977	589,977
Average Interest Rate	3.37%	3.28%	3.24%	—	—	—
Fixed Rates:
Senior Secured Second-Priority Notes (4)	—	—	—	—	225,000	—	225,000	231,750
Average Interest Rate	—	—	—	—	5.25%	—
Principal Amounts of Convertible Senior Subordinated Notes (5):
April 2009 3.625% Notes	40,210	—	—	—	—	—	40,210	40,548
Average Interest Rate	3.63%	—	—	—	—	—
January 2012 4.00% Notes	—	—	41,850	—	—	—	41,850	42,038
Average Interest Rate	—	—	4.00%	—	—	—
April 2013 1.25% Notes	—	—	—	—	60,000	—	60,000	52,238
Average Interest Rate	—	—	—	—	1.25%	—
	$134,072	$421,777	$116,188	$84,000	$285,000	$225,000	$1,266,037	$1,268,364
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The July 2013 7-Year Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.24% to 3.49%.

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
As of June 30, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2014.
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

For a discussion of certain claims and legal proceedings, see Note 14 - Contingencies to our unaudited consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

Item 1A.  Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the full redemption and discharge of the indenture governing the 10.25% Senior Notes on July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At June 30, 2014, we have borrowed approximately $84.0 million under our senior secured credit facility, and have less than $0.1 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of July 18, 2014, three of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors and Capital World Investors and their respective affiliates, beneficially owned approximately 37.4%, 6.5% and 5.5%, respectively, of our outstanding common shares.

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

As of July 18, 2014, three of our shareholders beneficially owned an aggregate of 67,771,628 of our common shares, or approximately 49.4% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.4% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of July 18, 2014, approximately 49.4% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. Thereafter, on December 17, 2013, our Board of Directors authorized the Company to further increase its stock repurchase plan to $300 million. To date, approximately $191.6 million of the Company’s common shares have been purchased, leaving approximately $108.4 million of authorized potential purchases. The remaining $108.4 million of the Company’s common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases may be made in the open market or through privately negotiated transactions and will be structured as permitted by securities laws and other legal requirements.

During the period from the authorization date through June 30, 2014, 10,933,672 common shares have been repurchased at a cost of approximately $174.8 million, including commission costs (and, from July 1, 2014 to July 25, 2014, 587,701 common shares at a cost of approximately $16.9 million, including commission costs). The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April1, 2014 - April 30, 2014	2,684,081	$26.42	2,684,081	$155,525,935
May 1, 2014 - May 31, 2014	436,230	$25.90	436,230	$144,229,460
June 1, 2014 - June 30, 2014	710,345	$26.73	710,345	$125,243,412
Total	3,830,656	$26.42	3,830,656	$125,243,412

Additionally, during the three months ended June 30, 2014, 390,785 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 7, 2014		Title:	Duly Authorized Officer and Chief Financial Officer