Form 10-Q
period 2014-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2014-11-06
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2014
Common Shares, no par value per share	139,841,540 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$26,269	$25,692
Restricted cash	7,535	8,925
Accounts receivable, net of reserves for returns and allowances of $60,132 (March 31, 2014 - $106,680) and provision for doubtful accounts of $2,748 (March 31, 2014 - $4,876)	800,756	885,571
Investment in films and television programs, net	1,553,042	1,274,573
Property and equipment, net	16,965	14,552
Equity method investments	198,680	181,941
Goodwill	323,328	323,328
Other assets	70,610	71,067
Deferred tax assets	56,405	65,983
Total assets	$3,053,590	$2,851,632
LIABILITIES
Senior revolving credit facility	$139,500	$97,619
5.25% Senior Notes	225,000	225,000
Term Loan	222,932	222,753
Accounts payable and accrued liabilities	242,097	332,457
Participations and residuals	491,892	469,390
Film obligations and production loans	781,124	499,787
Convertible senior subordinated notes	124,279	131,788
Deferred revenue	272,604	288,300
Total liabilities	2,499,428	2,267,094
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 138,626,480 shares issued (March 31, 2014 - 141,007,461 shares)	650,747	743,788
Accumulated deficit	(93,833)	(157,875)
Accumulated other comprehensive loss	(2,752)	(1,375)
Total shareholders’ equity	554,162	584,538
Total liabilities and shareholders’ equity	$3,053,590	$2,851,632
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Revenues	$552,876	$498,729	$1,002,259	$1,068,457
Expenses:
Direct operating	306,391	261,798	545,264	568,243
Distribution and marketing	152,877	145,502	250,198	316,962
General and administration	61,489	63,773	125,568	120,543
Depreciation and amortization	1,631	1,611	2,977	3,236
Total expenses	522,388	472,684	924,007	1,008,984
Operating income	30,488	26,045	78,252	59,473
Other expenses (income):
Interest expense
Cash interest	9,537	11,925	18,979	28,198
Amortization of debt discount and deferred financing costs	3,534	4,247	7,064	8,788
Total interest expense	13,071	16,172	26,043	36,986
Interest and other income	(547)	(1,483)	(1,565)	(2,979)
Loss on extinguishment of debt	586	36,187	586	36,653
Total other expenses, net	13,110	50,876	25,064	70,660
Income (loss) before equity interests and income taxes	17,378	(24,831)	53,188	(11,187)
Equity interests income	8,245	6,502	26,455	14,479
Income (loss) before income taxes	25,623	(18,329)	79,643	3,292
Income tax provision (benefit)	4,842	(18,834)	15,601	(10,830)
Net income	$20,781	$505	$64,042	$14,122

Basic net income per common share	$0.15	$0.00	$0.46	$0.10
Diluted net income per common share	$0.15	$0.00	$0.44	$0.10

Weighted average number of common shares outstanding:
Basic	137,380	137,147	137,942	136,671
Diluted	146,667	140,681	151,788	139,870

Dividends declared per common share	$0.07	$—	$0.12	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Net income	$20,781	$505	$64,042	$14,122
Foreign currency translation adjustments	(3,275)	3,038	(1,793)	3,587
Net unrealized gain (loss) on foreign exchange contracts, net of tax	1,227	(320)	416	(656)
Comprehensive income	$18,733	$3,223	$62,665	$17,053
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2014	141,007,461	$743,788	$(157,875)	$(1,375)	$584,538
Exercise of stock options	128,695	1,866			1,866
Share-based compensation, net of withholding tax obligations of $12,136	519,006	26,920			26,920
Conversion of October 2004 2.9375% Notes and April 2009 3.625% Notes	1,379,029	11,280			11,280
Issuance of common shares to directors for services	10,646	276			276
Repurchase of common shares, no par value	(4,418,357)	(118,065)			(118,065)
Dividends declared		(16,468)			(16,468)
Excess tax benefits on equity-based compensation awards		1,150			1,150
Net income			64,042		64,042
Foreign currency translation adjustments				(1,793)	(1,793)
Net unrealized gain on foreign exchange contracts, net of tax				416	416
Balance at September 30, 2014	138,626,480	$650,747	$(93,833)	$(2,752)	$554,162

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2014	2013
	(Amounts in thousands)
Operating Activities:
Net income	$64,042	$14,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,977	3,236
Amortization of films and television programs	359,092	376,500
Amortization of debt discount and deferred financing costs	7,064	8,788
Non-cash share-based compensation	33,549	28,182
Distribution from equity method investee	7,788	9,849
Loss on extinguishment of debt	586	36,653
Equity interests income	(26,455)	(14,479)
Deferred income taxes	9,316	(9,981)
Changes in operating assets and liabilities:
Restricted cash	1,390	2,554
Accounts receivable, net	83,594	95,280
Investment in films and television programs	(639,019)	(338,296)
Other assets	(896)	(9,197)
Accounts payable and accrued liabilities	(78,990)	(77,493)
Participations and residuals	22,570	3,358
Film obligations	(38,913)	(33,402)
Deferred revenue	(15,632)	14,897
Net Cash Flows Provided By (Used In) Operating Activities	(207,937)	110,571
Investing Activities:
Proceeds from the sale of equity method investees	14,575	9,000
Investment in equity method investees	(12,650)	(3,750)
Distributions from equity method investee in excess of earnings	—	4,169
Other investments	(2,000)	—
Repayment of loans receivable	—	3,000
Purchases of property and equipment	(4,495)	(3,395)
Net Cash Flows Provided By (Used In) Investing Activities	(4,570)	9,024
Financing Activities:
Senior revolving credit facility - borrowings	367,500	428,100
Senior revolving credit facility - repayments	(325,619)	(481,100)
5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $4,694 in 2013	—	442,806
10.25% Senior Notes - repurchases and redemptions	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000
Convertible senior subordinated notes - repurchases	(16)	—
Production loans - borrowings	385,706	169,427
Production loans - repayments	(65,435)	(196,098)
Pennsylvania Regional Center credit facility - repayments	—	(65,000)
Repurchase of common shares	(126,404)	—
Dividends paid	(13,946)	—
Excess tax benefits on equity-based compensation awards	1,150	—
Exercise of stock options	1,663	9,120
Tax withholding required on equity awards	(12,136)	(11,257)
Net Cash Flows Provided By (Used In) Financing Activities	212,463	(114,586)
Net Change In Cash And Cash Equivalents	(44)	5,009
Foreign Exchange Effects on Cash	621	(160)
Cash and Cash Equivalents - Beginning Of Period	25,692	62,363
Cash and Cash Equivalents - End Of Period	$26,269	$67,212
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for the Company's fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$431,650	$509,831
Acquired libraries, net of accumulated amortization	11,366	14,329
Completed and not released	79,147	50,785
In progress	623,237	351,047
In development	28,683	22,336
Product inventory	25,138	31,248
	1,199,221	979,576
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	235,416	212,929
In progress	112,859	76,459
In development	5,546	5,609
	353,821	294,997
	$1,553,042	$1,274,573
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			September 30, 2014	March 31, 2014
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	9.25	$8,143	$10,236
Summit Entertainment	January 2012	20.00	17.25	3,223	4,093
Total acquired libraries				$11,366	$14,329
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2015. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2017.

3. Equity Method Investments
The carrying amount of significant equity method investments at September 30, 2014 and March 31, 2014 were as follows:

	September 30, 2014
Equity Method Investee	Ownership Percentage	September 30, 2014	March 31, 2014
		(Amounts in thousands)
EPIX	31.2%	$87,201	$78,758
TVGN	50.0%	93,249	86,298
Other equity method investments (1)	Various	18,230	16,885
		$198,680	$181,941

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments for the three and six months ended September 30, 2014 and 2013 were as follows (income (loss)):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Equity Method Investee	2014	2013	2014	2013
	(Amounts in thousands)
EPIX	$7,724	$8,881	$16,232	$15,622
TVGN	(1,323)	(807)	(3,548)	2,057
Other equity method investments (1)	1,844	(1,572)	13,771	(3,200)
	$8,245	$6,502	$26,455	$14,479
_________________________
(1)The Company records its share of the net income or loss of other equity method investments on a one quarter lag and, accordingly, during the three and six months ended September 30, 2014 and 2013, the Company recorded its share of the income or loss generated by these entities for the three and six months ended June 30, 2014 and 2013, respectively. On April 14, 2014, the Company sold all of its 34.5% interest in FEARnet. The sales price was approximately $14.6 million. The Company has recorded a gain on the sale of $11.4 million within equity interest income in the six months ended September 30, 2014. As a result of this transaction, the Company's equity interest in FEARnet was reduced to zero as of June 30, 2014.
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
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three and six months ended September 30, 2014, the Company received distributions from EPIX of $1.6 million and $7.8 million, respectively. During the three and six months ended September 30, 2013, the Company received distributions from EPIX of nil and $14.0 million, respectively.
EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2014 and March 31, 2014 for EPIX:

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$162,117	$184,471
Non-current assets	$283,163	$247,231
Current liabilities	$107,527	$126,217
Non-current liabilities	$11,338	$9,459
The following table presents the summarized statement of operations for the three and six months ended September 30, 2014 and 2013 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenues	$95,851	$87,033	$187,300	$172,230
Expenses:
Operating expenses	61,959	59,144	119,466	121,286
Selling, general and administrative expenses	5,886	5,633	11,640	11,263
Operating income	28,006	22,256	56,194	39,681
Interest and other income (expense)	(338)	(268)	(731)	162
Net income	$27,668	$21,988	$55,463	$39,843
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$27,668	$21,988	$55,463	$39,843
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	8,619	6,849	17,277	12,411
Eliminations of the Company’s share of profits on licensing sales to EPIX (1)	(3,204)	(2,099)	(5,071)	(5,620)
Realization of the Company’s share of profits on licensing sales to EPIX (2)	2,309	4,131	4,026	8,831
Total equity interest income recorded	$7,724	$8,881	$16,232	$15,622
__________________

(1)
Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the profit eliminated for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenue recognized on licensing sales to EPIX	$18,995	$8,329	$25,931	$23,133

Gross profit on licensing sales to EPIX	$10,285	$6,738	$16,280	$18,042
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on licensing sales to EPIX	$3,204	$2,099	$5,071	$5,620

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

TVGN. The Company’s investment interest in TVGN consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company has determined that it is not the primary beneficiary of TVGN because the power to direct the activities that most significantly impact the economic performance of TVGN is shared with the other 50% owner of TVGN. Accordingly, the Company's interest in TVGN is being accounted for under the equity method of accounting. During the three and six months ended September 30, 2014, the Company contributed to TVGN $3.0 million and $10.5 million, respectively.
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
TVGN Financial Information:
The following table presents summarized balance sheet data as of September 30, 2014 and March 31, 2014 for TVGN:

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$33,840	$27,150
Non-current assets	$191,654	$196,011
Current liabilities	$27,973	$30,653
Non-current liabilities	$7,885	$12,334
Redeemable preferred stock	$364,601	$325,204
The following table presents the summarized statement of operations for the three and six months ended September 30, 2014 and 2013 for TVGN and a reconciliation of the net loss reported by TVGN to equity interest income (loss) recorded by the Company:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenues	$19,738	$18,173	$38,566	$34,965
Expenses:
Cost of services	9,803	6,757	18,293	14,003
Selling, marketing, and general and administration	10,122	10,749	22,593	20,477
Depreciation and amortization	1,941	1,986	3,938	3,994
Operating loss	(2,128)	(1,319)	(6,258)	(3,509)
Other income	252	(14)	362	(1,390)
Interest expense, net	181	335	391	682
Accretion of redeemable preferred stock units (1)	11,968	9,843	22,900	19,151
Total interest expense, net	12,401	10,164	23,653	18,443
Loss from continuing operations	$(14,529)	$(11,483)	$(29,911)	$(21,952)
Loss from discontinued operations	—	—	—	(1,114)
Net loss	$(14,529)	$(11,483)	$(29,911)	$(23,066)
Reconciliation of net loss reported by TVGN to equity interest loss:
Net loss reported by TVGN	$(14,529)	$(11,483)	$(29,911)	$(23,066)
Ownership interest in TVGN	50%	50%	50%	50%
The Company's share of net loss	(7,265)	(5,742)	(14,956)	(11,533)
Gain on sale of the Company's 50% share of TVGuide.com (2)	—	—	—	3,960
Accretion of dividend and interest income on redeemable preferred stock units (1)	5,984	4,923	11,450	9,576
Elimination of the Company's share of profits on licensing sales to TVGN	(367)	—	(367)	—
Realization of the Company’s share of profits on licensing sales to TVGN	325	12	325	54
Total equity interest income (loss) recorded	$(1,323)	$(807)	$(3,548)	$2,057
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

(2)
Represents the gain on the May 31, 2013 sale of the Company's 50% interest in TVGuide.com. As a result of the sale, TVGuide.com is considered a discontinued operation by TVGN, and accordingly, the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations for TVGN.

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

4. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$31,048	$34,722
Prepaid expenses and other	37,470	33,347
Finite-lived intangible assets	2,092	2,998
	$70,610	$71,067
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 5).
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other investments.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Senior revolving credit facility	$139,500	$97,619
5.25% Senior Notes	225,000	225,000
Term Loan, net of unamortized discount of $2,068 (March 31, 2014 - $2,247)	222,932	222,753
Convertible senior subordinated notes, net of unamortized discount of $6,540 (March 31, 2014 - $10,397)	124,279	131,788
	$711,711	$677,160
The following table sets forth future annual contractual principal payment commitments of corporate debt as of September 30, 2014:

	Conversion Price Per Share at September 30, 2014	Maturity Date or Next Holder Redemption Date (1)	Year Ended March 31,
Debt Type			2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$139,500	$—	$—	$139,500
5.25% Senior Notes	N/A	August 2018	—	—	—	—	225,000	—	225,000
Term Loan	N/A	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
April 2009 3.625% Notes	$8.19	March 2015	28,969	—	—	—	—	—	28,969
January 2012 4.00% Notes	$10.42	January 2017	—	—	41,850	—	—	—	41,850
April 2013 1.25% Notes	$29.78	April 2018	—	—	—	—	60,000	—	60,000
			$28,969	$—	$41,850	$139,500	$285,000	$225,000	720,319
Less aggregate unamortized discount									(8,608)
									$711,711

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

Senior Revolving Credit Facility
Availability of Funds. At September 30, 2014, there was $660.4 million available (March 31, 2014 — $702.3 million) under the senior revolving credit facility. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million. The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to less than $0.1 million at September 30, 2014 (March 31, 2014 — $0.1 million).
Maturity Date. The senior revolving credit facility expires September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of September 30, 2014, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.65% and 2.65% on borrowings outstanding as of September 30, 2014 and March 31, 2014, respectively).

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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2014, the Company was in compliance with all applicable covenants.

Change in Control. Under the senior revolving credit facility, the Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.25% Senior Notes and Term Loan

In July 2013, contemporaneous with the redemption of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes") discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan (the "Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million (collectively, the "New Issuances"). Transaction costs of $4.2 million relating to these borrowings were capitalized as deferred financing costs and are being amortized to interest expense using the effective interest method over the terms of the respective borrowings. Transaction costs of $2.6 million relating to the portion of these borrowings deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption were expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Interest:

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, and commenced on February 1, 2014.

(ii)
Term Loan: Bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% or 4.00%, respectively. The base rate is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of September 30, 2014 was approximately 5.00% (March 31, 2014 - 5.00%).

Maturity:

(i)	5.25% Senior Notes: August 1, 2018

(ii)	Term Loan: July 19, 2020

Guarantees. The respective borrowings are guaranteed by all of the restricted subsidiaries of the Company that guarantee any material indebtedness of the Company or any other guarantor, subject, in the case of certain special purpose producers, to receipt of certain consents.

Security Interest and Ranking. The respective borrowings and the guarantees are secured by second-priority liens on substantially all of the Company’s and the guarantors’ tangible and intangible personal property, subject to certain exceptions and permitted liens. The 5.25% Senior Notes rank equally in right of payment with all of the Company’s existing and future debt that is not subordinated in right of payment to the 5.25% Senior Notes and Term Loan, including the Company’s existing convertible senior subordinated notes. The respective borrowings are structurally subordinated to all existing and future liabilities (including trade payables) of the subsidiaries that do not guarantee the 5.25% Senior Notes and Term Loan.

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

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders some or all of the 5.25% Senior Notes, or prepay some or all of the Term Loan, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase or prepayment. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.25% Senior Notes, or prepay the Term Loan, at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase or prepayment.

Covenants. The 5.25% Senior Notes and Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2014, the Company was in compliance with all applicable covenants.

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

In July 2013, the Company called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the proceeds from the issuance of the 5.25% Senior Notes and the Term Loan discussed above, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under the Company's senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed above) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount. The following table sets forth the convertible senior subordinated notes outstanding at September 30, 2014 and March 31, 2014:

	Conversion Price Per Share as of September 30, 2014	September 30, 2014			March 31, 2014
		Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
		(Amounts in thousands)
Convertible Senior Subordinated Notes
October 2004 2.9375% Notes (1)	N/A	$—	$—	$—	$115	$—	$115
April 2009 3.625% Notes (1)	$8.19	28,969	(1,676)	27,293	40,220	(4,605)	35,615
January 2012 4.00% Notes (1)	$10.42	41,850	(4,864)	36,986	41,850	(5,792)	36,058
April 2013 1.25% Notes (2)	$29.78	60,000	—	60,000	60,000	—	60,000
		$130,819	$(6,540)	$124,279	$142,185	$(10,397)	$131,788
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

Interest Expense. The amount of interest expense recognized for the convertible senior subordinated notes, which includes both the contractual interest coupon and amortization of the discount on the liability component, for the three and six months ended September 30, 2014 and 2013 is presented below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$956	$1,194	$1,929	$2,390
Amortization of discount on liability component and debt issuance costs	1,642	2,141	3,261	4,237
	$2,598	$3,335	$5,190	$6,627

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes Conversions
In the six months ended September 30, 2014, $11.2 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion price of approximately $8.21 per share for an aggregate of 1,370,395 common shares. Additionally, $0.1 million of the principal amount of the October 2004 2.9375% Notes were converted into common shares at a conversion price of approximately $11.46 per share for an aggregate of 8,634 common shares. The Company recorded a loss on extinguishment of debt in the three months ended September 30, 2014 of $0.6 million, representing the excess of the fair value of the liability component of the April 2009 3.625% Notes converted over their carrying values, plus the deferred financing costs written off.
Convertible Senior Subordinated Notes Terms
April 2009 3.625% Notes. In April 2009, LGEI issued approximately $66.6 million of April 2009 3.625% Notes, of which $16.2 million was allocated to the equity component.
Outstanding Amount: As of September 30, 2014, $29.0 million of aggregate principal amount (carrying value — $27.3 million) remains outstanding.
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
Conversion Features: Convertible into common shares of the Company at any time before maturity, redemption or repurchase by the Company, at an initial conversion price of approximately $8.25 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (September 30, 2014 - $8.19). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
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
Outstanding Amount: As of September 30, 2014, $41.9 million of aggregate principal amount (carrying value — $37.0 million) remains outstanding.
Interest: Interest is payable at 4.00% per annum semi-annually on January 15 and July 15 of each year.
Maturity Date: January 11, 2017.
Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $10.50 per share, subject to adjustment in certain circumstances as specified in the governing indenture (September 30, 2014 - $10.42). Upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company.
April 2013 1.25% Notes. In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes.
Outstanding Amount: As of September 30, 2014, $60.0 million of aggregate principal amount (carrying value - $60.0 million) remains outstanding.
Interest: Interest is payable at 1.25% per annum semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2013.
Maturity Date: April 15, 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion Features: Convertible into common shares of the Company at any time prior to maturity or repurchase by the Company, at an initial conversion price of approximately $30.00 per share, subject to adjustment in certain circumstances, as specified in the governing indenture (September 30, 2014 - $29.78).

6. Participations and Residuals
The Company expects approximately 57% of accrued participations and residuals will be paid during the one-year period ending September 30, 2015.

7. Film Obligations and Production Loans

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Film obligations	$41,970	$80,904
Production loans	739,154	418,883
Total film obligations and production loans	$781,124	$499,787

The following table sets forth future annual repayment of film obligations and production loans as of September 30, 2014:

	Six Months Ended
	March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Film obligations	$19,989	$16,680	$2,964	$2,000	$1,000	$—	$42,633
Production loans	77,734	539,974	121,446	—	—	—	739,154
	$97,723	$556,654	$124,410	$2,000	$1,000	$—	781,787
Less imputed interest on film obligations							(663)
							$781,124
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.24% to 3.49%.

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, 5.25% Senior Notes, and Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

The following table sets forth the carrying values and fair values of the Company’s investment in TVGN's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2014 and March 31, 2014:

	September 30, 2014		March 31, 2014
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in TVGN's Mandatorily Redeemable Preferred Stock Units	$93,249	$116,938	$86,298	$99,907

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$—	$—	$115	$111
April 2009 3.625% Notes	27,293	28,842	35,615	40,140
January 2012 4.00% Notes	36,986	40,816	36,058	41,401
April 2013 1.25% Notes	60,000	51,260	60,000	51,411
Production loans	739,154	739,154	418,883	418,883
5.25% Senior Notes	225,000	231,750	225,000	223,313
Term Loan	222,932	225,563	222,753	225,844
	$1,311,365	$1,317,385	$998,424	$1,001,103

9. Direct Operating Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Amortization of films and television programs	$200,284	$157,136	$359,092	$376,500
Participations and residual expense	101,670	105,300	184,541	191,126
Other direct operating expenses	4,437	(638)	1,631	617
	$306,391	$261,798	$545,264	$568,243

10. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three and six months ended September 30, 2014 and 2013 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$20,781	$505	$64,042	$14,122
Denominator:
Weighted average common shares outstanding	137,380	137,147	137,942	136,671
Basic Net Income Per Common Share	$0.15	$0.00	$0.46	$0.10

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three and six months ended September 30, 2014 and 2013 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$20,781	$505	$64,042	$14,122
Add:
Interest on convertible notes, net of tax	691	—	3,292	—
Numerator for Diluted Net Income Per Common Share	$21,472	$505	$67,334	$14,122

Denominator:
Weighted average common shares outstanding	137,380	137,147	137,942	136,671
Effect of dilutive securities:
Conversion of notes	6,020	—	10,816	—
Share purchase options	2,818	2,854	2,592	2,530
Restricted share units	449	680	438	669
Adjusted weighted average common shares outstanding	146,667	140,681	151,788	139,870
Diluted Net Income Per Common Share	$0.15	$0.00	$0.44	$0.10

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended September 30, 2014 and 2013, the Company's outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	3,537	13,891	—	13,856
Share purchase options	5,327	2,206	5,217	1,990
Restricted share units	47	12	168	20
Contingently issuable shares	284	444	279	443
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income Per Common Share	9,195	16,553	5,664	16,309

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at September 30, 2014 and March 31, 2014. The table below outlines common shares reserved for future issuance:

	September 30, 2014	March 31, 2014
	(Amounts in thousands)
Stock options outstanding, average exercise price $21.41 (March 31, 2014 - $20.83)	11,613	10,894
Restricted share units — unvested	1,771	2,139
Share purchase options and restricted share units available for future issuance	9,140	3,471
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.46 per share at March 31, 2014	—	10
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.19 per share (March 31, 2014 - $8.22)	3,537	4,893
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.42 per share (March 31, 2014 - $10.46)	4,016	4,001
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.78 per share (March 31, 2014 - $29.89)	2,015	2,007
Shares reserved for future issuance	32,092	27,415

In September 2012, the Company adopted the 2012 Performance Incentive Plan, as amended on September 9, 2014 (the "2012 Plan"). The 2012 Plan provides for the issuance of up to 27.6 million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2014, and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Compensation Expense:
Stock Options	$9,366	$5,971	$18,009	$9,738
Restricted Share Units and Other Share-based Compensation	6,989	8,032	13,038	15,435
Share Appreciation Rights	967	8,385	2,696	14,962
	17,322	22,388	33,743	40,135
Impact of accelerated vesting on stock options and restricted share units (1)	—	—	1,194	—
Total share-based compensation expense	$17,322	$22,388	$34,937	$40,135

Tax impact (2)	(6,350)	(8,284)	(12,808)	(14,850)
Reduction in net income	$10,972	$14,104	$22,129	$25,285
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

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,
	2014		2013
	Number Granted	Weighted-Average Grant-Date Fair Value	Number Granted	Weighted-Average Grant-Date Fair Value
Stock options	861,563	$9.71	2,595,213	$12.57
Restricted share units	574,569	$27.95	891,270	$27.07

During the six months ended September 30, 2014, 75,000 cash-settled share appreciation rights ("SARs") were exercised resulting in a cash payment of $1.7 million. During the six months ended September 30, 2013, 150,000 cash-settled SARs were exercised, resulting in a cash payment of $4.0 million. Additionally, during the six months ended September 30, 2013, 733,334 cash-settled SARs were converted to stock options, carrying the same exercise price and other terms as the cash-settled SARs, resulting in a reduction of the related liability and an increase to equity of $17.2 million.
During the six months ended September 30, 2014 and 2013, 128,695 and 1,125,491 options, respectively, were exercised. The total intrinsic value of options exercised as of each exercise date during the six months ended September 30, 2014 and 2013 was $2.1 million and $27.1 million, respectively.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were $1.2 million and nil for the six months ended September 30, 2014 and 2013, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2014 are $59.3 million and $29.8 million, respectively, and are expected to be recognized over a weighted average period of 2.2 and 1.7 years, respectively.

(c) Share Repurchases

On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through September 30, 2014, the Company has repurchased a total of 4.7 million common shares for an aggregate price of $126.4 million (weighted average repurchase price of $26.70 per share). Of these repurchases, 4.4 million common shares were repurchased for an aggregate price of $118.1 million (weighted average repurchase price of $26.72 per share) during the six months ended September 30, 2014. As a result of these repurchases, the Company has $108.4 million of remaining capacity in its $300 million share repurchase plan as of September 30, 2014.

(d) Dividends

On June 13, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share payable on August 8, 2014, to shareholders of record as of June 30, 2014. On September 5, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on November 7, 2014, to shareholders of record as of September 30, 2014. As the Company had an accumulated deficit at the time these dividends were declared, these dividends were recorded as a reduction to common shares on the unaudited consolidated statement of shareholders' equity at September 30, 2014. As of September 30, 2014, the Company had $9.6 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited consolidated balance sheet.

12. Income Taxes
The income tax provision for the three and six months ended September 30, 2014 and 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the quarter, plus or minus the tax effects of items that relate discretely to the quarter, if any.
For the three months ended September 30, 2014, the tax provision included certain net discrete and other charges of $0.8 million, and for the six months ended September 30, 2014 the tax provision included the discrete tax effect at the applicable statutory rate from the gain on sale of the Company's interest in FEARnet and other discrete items. For the three and six months ended September 30, 2013, the tax benefit included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction and other discrete items.

13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2014: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Segment revenues
Motion Pictures	$398,026	$434,397	$729,941	$873,042
Television Production	154,850	64,332	272,318	195,415
	$552,876	$498,729	$1,002,259	$1,068,457
Direct operating expenses
Motion Pictures	$176,662	$209,893	$323,887	$413,173
Television Production	129,729	51,905	221,377	155,070
	$306,391	$261,798	$545,264	$568,243
Distribution and marketing
Motion Pictures	$145,183	$139,698	$233,787	$304,799
Television Production	7,694	5,804	16,411	12,163
	$152,877	$145,502	$250,198	$316,962
Gross segment contribution
Motion Pictures	$76,181	$84,806	$172,267	$155,070
Television Production	17,427	6,623	34,530	28,182
	$93,608	$91,429	$206,797	$183,252
Segment general and administration
Motion Pictures	$18,228	$15,993	$35,590	$32,425
Television Production	3,497	3,543	6,909	6,551
	$21,725	$19,536	$42,499	$38,976
Segment profit
Motion Pictures	$57,953	$68,813	$136,677	$122,645
Television Production	13,930	3,080	27,621	21,631
	$71,883	$71,893	$164,298	$144,276

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Company’s total segment profit	$71,883	$71,893	$164,298	$144,276
Shared services and corporate expenses:
Share-based compensation expense	(17,322)	(22,388)	(33,743)	(40,135)
Restructuring charges (1)	(1,354)	—	(6,242)	—
Other shared services and corporate expenses	(21,088)	(21,849)	(43,084)	(41,432)
Total shared services and corporate expenses	(39,764)	(44,237)	(83,069)	(81,567)
Depreciation and amortization	(1,631)	(1,611)	(2,977)	(3,236)
Operating income	30,488	26,045	78,252	59,473
Interest expense	(13,071)	(16,172)	(26,043)	(36,986)
Interest and other income	547	1,483	1,565	2,979
Loss on extinguishment of debt	(586)	(36,187)	(586)	(36,653)
Equity interests income	8,245	6,502	26,455	14,479
Income (loss) before income taxes	$25,623	$(18,329)	$79,643	$3,292
________________________

(1)
Restructuring charges in the six months ended September 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 11).

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2014 and March 31, 2014:

	September 30, 2014			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$459,856	$340,900	$800,756	$580,906	$304,665	$885,571
Investment in films and television programs, net	1,199,221	353,821	1,553,042	979,576	294,997	1,274,573
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,953,444	$723,682	$2,677,126	$1,854,849	$628,623	$2,483,472
Other unallocated assets (primarily cash, other assets, and equity method investments)			376,464			368,160
Total assets			$3,053,590			$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$275,923	$97,371	$428,344	$219,610
Television Production	99,245	79,992	210,675	118,686
	$375,168	$177,363	$639,019	$338,296

Purchases of property and equipment amounted to $3.1 million and $4.5 million for the three and six months ended September 30, 2014, respectively, and $2.0 million and $3.4 million for the three and six months ended September 30, 2013, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

14. Contingencies
Two purported Lions Gate stockholders have initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions are captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 1014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions allege, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. On October 28, 2014, the court consolidated the actions under the caption In re Lions Gate Entertainment Corp. Securities Litigation, Case No. 1:14-cv-05197-JGK, and appointed lead plaintiff and lead counsel. The Company does not believe these actions have any merit and intends to vigorously defend against them.
In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teachers Retirement System, demanding that the Company seek to recover the costs of the SEC investigation, including the fine paid, from the directors who were on the board at the time the July 20, 2010 transactions occurred. The board is considering the demand as provided by law. On October 1, 2014, Arkansas Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate.
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

The following tables present condensed consolidating financial information as of September 30, 2014 and March 31, 2014, and for the six months ended September 30, 2014 and 2013 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	September 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$968	$17,714	$7,587	$—	$26,269
Restricted cash	—	7,535	—	—	7,535
Accounts receivable, net	740	2,343	797,673	—	800,756
Investment in films and television programs, net	—	6,394	1,545,068	1,580	1,553,042
Property and equipment, net	—	16,425	540	—	16,965
Equity method investments	—	5,926	192,754	—	198,680
Goodwill	10,172	—	313,156	—	323,328
Other assets	3,787	67,419	5,521	(6,117)	70,610
Deferred tax assets	7,787	39,337	9,281	—	56,405
Subsidiary investments and advances	1,132,741	1,111,337	2,045,839	(4,289,917)	—
	$1,156,195	$1,274,430	$4,917,419	$(4,294,454)	$3,053,590
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$139,500	$—	$—	$—	$139,500
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	222,932	—	—	—	222,932
Accounts payable and accrued liabilities	14,601	61,626	165,870	—	242,097
Participations and residuals	—	3,417	488,475	—	491,892
Film obligations and production loans	—	—	781,124	—	781,124
Convertible senior subordinated notes	—	124,279	—	—	124,279
Deferred revenue	—	9,350	263,254	—	272,604
Intercompany payable	—	1,306,316	1,996,723	(3,303,039)	—
Shareholders’ equity (deficiency)	554,162	(230,558)	1,221,973	(991,415)	554,162
	$1,156,195	$1,274,430	$4,917,419	$(4,294,454)	$3,053,590

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$16,829	$985,668	$(238)	$1,002,259
EXPENSES:
Direct operating	2	1,118	544,095	49	545,264
Distribution and marketing	—	1,119	249,079	—	250,198
General and administration	1,254	78,365	46,212	(263)	125,568
Depreciation and amortization	—	1,651	1,326	—	2,977
Total expenses	1,256	82,253	840,712	(214)	924,007
OPERATING INCOME (LOSS)	(1,256)	(65,424)	144,956	(24)	78,252
Other expenses (income):
Interest expense	15,265	90,079	64,496	(143,797)	26,043
Interest and other income	(81,936)	(86)	(63,106)	143,563	(1,565)
Loss on extinguishment of debt	—	586	—	—	586
Total other expenses (income)	(66,671)	90,579	1,390	(234)	25,064
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	65,415	(156,003)	143,566	210	53,188
Equity interests income (loss)	(790)	155,021	26,346	(154,122)	26,455
INCOME (LOSS) BEFORE INCOME TAXES	64,625	(982)	169,912	(153,912)	79,643
Income tax provision (benefit)	583	(192)	32,349	(17,139)	15,601
NET INCOME (LOSS)	64,042	(790)	137,563	(136,773)	64,042
Foreign currency translation adjustments	(1,377)	(2,491)	241	1,834	(1,793)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	416	—	416
COMPREHENSIVE INCOME (LOSS)	$62,665	$(3,281)	$138,220	$(134,939)	$62,665

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$101,782	$18,602	$(328,321)	$—	$(207,937)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14,575	—	14,575
Investment in equity method investees	—	(2,150)	(10,500)	—	(12,650)
Other investments	—	(2,000)	—	—	(2,000)
Purchases of property and equipment	—	(3,871)	(624)	—	(4,495)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(8,021)	3,451	—	(4,570)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	367,500	—	—	—	367,500
Senior revolving credit facility - repayments	(325,619)	—	—	—	(325,619)
Convertible senior subordinated notes - repurchases	—	(16)	—	—	(16)
Production loans - borrowings	—	—	385,706	—	385,706
Production loans - repayments	—	—	(65,435)	—	(65,435)
Repurchase of common shares	(126,404)	—	—	—	(126,404)
Dividends paid	(13,946)	—	—	—	(13,946)
Excess tax benefits on equity-based compensation awards	—	1,150	—	—	1,150
Exercise of stock options	1,663	—	—	—	1,663
Tax withholding required on equity awards	(12,136)	—	—	—	(12,136)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(108,942)	1,134	320,271	—	212,463
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,160)	11,715	(4,599)	—	(44)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	621	—	621
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,128	5,999	11,565	—	25,692
CASH AND CASH EQUIVALENTS — END OF PERIOD	$968	$17,714	$7,587	$—	$26,269

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$8,128	$5,999	$11,565	$—	$25,692
Restricted cash	—	8,925	—	—	8,925
Accounts receivable, net	688	2,514	882,369	—	885,571
Investment in films and television programs, net	(18)	6,394	1,266,703	1,494	1,274,573
Property and equipment, net	—	14,185	367	—	14,552
Equity method investments	—	3,668	178,273	—	181,941
Goodwill	10,172	—	313,156	—	323,328
Other assets	4,113	67,612	5,682	(6,340)	71,067
Deferred tax assets	8,417	48,125	9,441	—	65,983
Subsidiary investments and advances	1,118,356	1,065,274	1,532,070	(3,715,700)	—
	$1,149,856	$1,222,696	$4,199,626	$(3,720,546)	$2,851,632
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$97,619	$—	$—	$—	$97,619
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	222,753	—	—	—	222,753
Accounts payable and accrued liabilities	19,946	73,045	239,466	—	332,457
Participations and residuals	—	3,417	465,973	—	469,390
Film obligations and production loans	—	—	499,787	—	499,787
Convertible senior subordinated notes	—	131,788	—	—	131,788
Deferred revenue	—	11,689	276,611	—	288,300
Intercompany payable	—	1,232,310	1,480,273	(2,712,583)	—
Shareholders’ equity (deficiency)	584,538	(229,553)	1,237,516	(1,007,963)	584,538
	$1,149,856	$1,222,696	$4,199,626	$(3,720,546)	$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$6,748	$15,078	$1,055,142	$(8,511)	$1,068,457
EXPENSES:
Direct operating	(255)	(1,524)	570,022	—	568,243
Distribution and marketing	—	1,936	315,026	—	316,962
General and administration	805	79,986	40,057	(305)	120,543
Depreciation and amortization	—	1,072	2,164	—	3,236
Total expenses	550	81,470	927,269	(305)	1,008,984
OPERATING INCOME (LOSS)	6,198	(66,392)	127,873	(8,206)	59,473
Other expenses (income):
Interest expense	5,340	37,191	2,454	(7,999)	36,986
Interest and other income	(7,614)	(2,161)	(1,203)	7,999	(2,979)
Loss on extinguishment of debt	2,600	34,053	—	—	36,653
Total other expenses (income)	326	69,083	1,251	—	70,660
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	5,872	(135,475)	126,622	(8,206)	(11,187)
Equity interests income (loss)	(4,672)	128,059	18,008	(126,916)	14,479
INCOME (LOSS) BEFORE INCOME TAXES	1,200	(7,416)	144,630	(135,122)	3,292
Income tax provision (benefit)	(12,922)	(2,744)	53,049	(48,213)	(10,830)
NET INCOME (LOSS)	14,122	(4,672)	91,581	(86,909)	14,122
Foreign currency translation adjustments	2,931	18,247	11,974	(29,565)	3,587
Net unrealized loss on foreign exchange contracts, net of tax	—	—	(656)	—	(656)
COMPREHENSIVE INCOME (LOSS)	$17,053	$13,575	$102,899	$(116,474)	$17,053

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(439,477)	$466,030	$84,018	$—	$110,571
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(3,000)	—	(3,750)
Distributions from equity method investee in excess of earnings	—	—	4,169	—	4,169
Repayment of loans receivable	—	—	3,000	—	3,000
Purchases of property and equipment	—	(3,199)	(196)	—	(3,395)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(3,949)	12,973	—	9,024
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	—	428,100	—	—	428,100
Senior revolving credit facility - repayments	—	(481,100)	—	—	(481,100)
5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $4,694	442,806	—	—	—	442,806
10.25% Senior Notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	169,427	—	169,427
Production loans - repayments	—	—	(196,098)	—	(196,098)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Exercise of stock options	9,120	—	—	—	9,120
Tax withholding required on equity awards	(11,257)	—	—	—	(11,257)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	440,669	(463,584)	(91,671)	—	(114,586)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,192	(1,503)	5,320	—	5,009
FOREIGN EXCHANGE EFFECTS ON CASH	(9)	—	(151)	—	(160)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,775	$35,331	$30,106	$—	$67,212

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2014, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 26 months from September 30, 2014):

September 30, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£1.3	in exchange for	$2.4	£0.55
Australian Dollar	(A$23.2)	in exchange for	($21.3)	A$1.09
Canadian Dollar	C$0.6	in exchange for	$0.6	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2014 were gains of $1.2 million and $0.4 million, respectively (2013 - losses of $0.3 million and $0.7 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2014 were $0.4 million (2013 - nil) and are included in direct operating expenses in the consolidated statement of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of September 30, 2014, $3.7 million was included in other assets and $0.8 million in accounts payable and accrued liabilities (March 31, 2014 - $1.8 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and six months ended September 30, 2014, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the six months ended September 30, 2014 and 2013 is presented below.

	Six Months Ended
	September 30,
	2014	2013
	(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 11)	$9,590	$—
Conversions of convertible senior subordinated notes (see Note 5)	11,350	3,150
	$20,940	$3,150

There were no non-cash investing activities for the six months ended September 30, 2014 and 2013.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2014 and 2013.
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

•
Lionsgate UK. Lionsgate UK motion pictures revenues are derived from the licensing and sale of our productions, acquired films, our catalog product and libraries of acquired titles from Lionsgate UK, our subsidiary located in the United Kingdom.

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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 29, 2014.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of income. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-

by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 8 to our unaudited consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.6 million and $2.7 million on our total revenue in the three and six months ended September 30, 2014, respectively (2013 - $1.9 million and $3.3 million, respectively).
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
We operate and are subject to income taxes in the U.S., and in several foreign jurisdictions. Our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the various jurisdictions in which we operate. The income tax provision in the period is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period plus or minus the tax effects of items that relate discretely to the period, if any. Our tax provision and effective tax rate could fluctuate significantly based on changes in the level of expected annual income, in total and by tax jurisdiction, the tax planning opportunities available to us in the various jurisdictions in which we operate, and other factors.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues (1)
Motion Pictures	$398.0		$434.4		$(36.4)	(8.4)%
Television Production	154.9		64.3		90.6	140.9%
	$552.9		$498.7		$54.2	10.9%
Direct operating expenses
Motion Pictures	$176.7	44.4%	$209.9	48.3%	$(33.2)	(15.8)%
Television Production	129.7	83.7	51.9	80.7	77.8	149.9%
	$306.4	55.4%	$261.8	52.5%	$44.6	17.0%
Distribution and marketing
Motion Pictures	$145.2	36.5%	$139.7	32.2%	$5.5	3.9%
Television Production	7.7	5.0	5.8	9.0	1.9	32.8%
	$152.9	27.7%	$145.5	29.2%	$7.4	5.1%
Gross segment contribution
Motion Pictures	$76.2	19.1%	$84.8	19.5%	$(8.6)	(10.1)%
Television Production	17.4	11.2	6.6	10.3	10.8	163.6%
	$93.6	16.9%	$91.4	18.3%	$2.2	2.4%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$153.9	$204.4	$(50.5)	(24.7)%
Television Production	10.5	5.5	5.0	90.9%
	$164.4	$209.9	$(45.5)	(21.7)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$44.9	$76.1	$(31.2)	(41.0)%
Home Entertainment	153.9	204.4	(50.5)	(24.7)%
Television	69.4	34.6	34.8	100.6%
International	75.6	88.7	(13.1)	(14.8)%
Lionsgate UK	37.3	27.1	10.2	37.6%
Other	16.9	3.5	13.4	382.9%
	$398.0	$434.4	$(36.4)	(8.4)%
Motion Pictures — Theatrical Revenue
The following table sets forth titles contributing significant theatrical revenue by product category and the month of their release for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Expendables 3	August 2014	You're Next	August 2013
Step Up All In	August 2014	Red 2	July 2013
		Now You See Me	May 2013
Other Feature Film (1):		Other Feature Film (1):
Cantinflas	August 2014	Instructions Not Included	August 2013
Managed Brands (2):		Managed Brands (2):
A Most Wanted Man (released through Roadside Attractions)	August 2014	Kevin Hart: Let Me Explain	July 2013
 ___________________

(1)	Other Feature Film includes certain specialty theatrical releases and other titles.

(2)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.
Theatrical revenue of $44.9 million decreased $31.2 million, or 41.0%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, which was primarily driven by the performance of the releases listed in the table above.

Motion Pictures — Home Entertainment Revenue
The following table sets forth titles contributing motion pictures home entertainment revenue for significant product categories for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
Draft Day	September 2014	Peeples	September 2013
		Now You See Me	September 2013
		The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	August 2014	Temptation: Confessions of a Marriage Counselor	July 2013
The Single Moms Club	July 2014	Snitch	June 2013
I, Frankenstein	May 2014	Warm Bodies	June 2013
The Legend of Hercules	April 2014
Managed Brands:		Managed Brands:
God's Not Dead	August 2014	Redemption	September 2013
Under The Skin	July 2014	Duck Dynasty: Season 3	August 2013
		Mud	August 2013
		Spring Breakers	July 2013
The following table sets forth the components of home entertainment revenue by product category for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues (2)
Fiscal 2015 Theatrical Slate	$11.6	$1.9	$13.5	$—	$—	$—
Fiscal 2014 Theatrical Slate	51.6	24.6	76.2	37.3	1.7	39.0
Fiscal 2013 Theatrical Slate	1.9	1.4	3.3	21.6	31.9	53.5
Prior Theatrical Slates (3)	5.3	3.4	8.7	14.6	4.4	19.0
Total Theatrical Slates	70.4	31.3	101.7	73.5	38.0	111.5
Other Feature Film	3.3	2.6	5.9	3.4	2.5	5.9
Managed Brands	31.7	14.6	46.3	66.5	20.5	87.0
	$105.4	$48.5	$153.9	$143.4	$61.0	$204.4
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.

(3)	Prior Theatrical Slates includes our fiscal 2012 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.
Home entertainment revenue of $153.9 million decreased $50.5 million, or 24.7%, in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Of the decrease, approximately $40.7 million was from Managed Brands and $9.8 million was from our theatrical slates. The decrease in Managed Brands revenue was primarily due to fewer titles released in the current quarter compared to the prior year's quarter, and to a lesser extent, the performance of the titles such as Mud and Duck Dynasty: Season 3, released in the three months ended September 30, 2013. The decrease in our theatrical slates in the three months ended September 30, 2014 was primarily due to the decrease in our Prior Theatrical Slates category, largely driven by Summit titles released prior to acquisition due to the static nature of this product category. In addition, the Fiscal 2015 Theatrical Slate generated less revenue in the three months ended September 30,

2014 than the Fiscal 2014 Theatrical Slate in the three months ended September 30, 2013, due to the number of releases and the significant contribution from Now You See Me in the prior year's quarter. This decrease in revenue was partially offset by contributions from our Fiscal 2014 Theatrical Slate in the three months ended September 30, 2014, driven by the performance of Divergent.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Escape Plan	Step Up Revolution
I, Frankenstein	Texas Chainsaw 3D
The Hunger Games: Catching Fire
The Legend of Hercules
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 1	The Lincoln Lawyer

The following table sets forth the components of television revenue by product category for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues (1)
Fiscal 2014 Theatrical Slate	$33.9	$—	$33.9	100.0%
Fiscal 2013 Theatrical Slate	0.8	13.7	(12.9)	(94.2)%
Prior Theatrical Slates	29.4	15.7	13.7	87.3%
Total Theatrical Slates	64.1	29.4	34.7	118.0%
Other Feature Film	0.6	1.2	(0.6)	(50.0)%
Managed Brands	4.7	4.0	0.7	17.5%
	$69.4	$34.6	34.8	100.6%
___________________

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.
Television revenue increased in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due primarily to an increase in the contribution of revenue from our theatrical slates as listed above, and in particular, contributions from The Hunger Games: Catching Fire from our Fiscal 2014 Theatrical Slate and The Twilight Saga: Breaking Dawn - Part 1, reflecting the timing of television windows opening in the period.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Now You See Me
Red 2
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	The Impossible
The Hunger Games: Catching Fire	The Twilight Saga: Breaking Dawn - Part 2
Warm Bodies
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 1	The Twilight Saga: New Moon
The Twilight Saga: Breaking Dawn - Part 1
The following table sets forth the components of international revenue by product category for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues (1)
Fiscal 2015 Theatrical Slate	$12.2	$—	$12.2	100.0%
Fiscal 2014 Theatrical Slate	42.5	54.1	(11.6)	(21.4)%
Fiscal 2013 Theatrical Slate	4.6	16.1	(11.5)	(71.4)%
Prior Theatrical Slates	12.4	13.2	(0.8)	(6.1)%
Total Theatrical Slates	71.7	83.4	(11.7)	(14.0)%
Other Feature Film	2.7	3.3	(0.6)	(18.2)%
Managed Brands	1.2	2.0	(0.8)	(40.0)%
	$75.6	$88.7	$(13.1)	(14.8)%
___________________

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.

International motion pictures revenue decreased in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, mainly due to the revenue generated by the titles and product categories listed above. In particular, the Fiscal 2015 Theatrical Slate generated less revenue in the three months ended September 30, 2014 than the Fiscal 2014 Theatrical Slate in the three months ended September 30, 2013, due to the significant contributions from Now You See Me and Red 2 in the prior year's quarter. This decrease in revenue was partially offset by contributions from our Fiscal 2014 Theatrical Slate in the three months ended September 30, 2014, driven by the performance of Divergent and to a lesser extent, The Hunger Games: Catching Fire.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK motion pictures revenue for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Expendables 2	Texas Chainsaw 3D
The Hunger Games: Catching Fire	The Possession
Lionsgate UK third party product:	Lionsgate UK third party product:
Filth	Great Expectations
Olympus Has Fallen
Silent Hill: Revelation 3D
The following table sets forth the components of Lionsgate UK motion pictures revenue by product category for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK motion pictures revenues (1)
Fiscal 2015 Theatrical Slate	$2.1	$—	$2.1	100.0%
Fiscal 2014 Theatrical Slate	9.0	0.4	8.6	NM
Fiscal 2013 Theatrical Slate	2.6	5.5	(2.9)	(52.7)%
Prior Theatrical Slates	1.7	2.9	(1.2)	(41.4)%
Total Theatrical Slates	15.4	8.8	6.6	75.0%
Other Feature Film	0.9	0.9	—	—%
Lionsgate UK third party product	17.1	15.2	1.9	12.5%
Managed Brands	3.9	2.2	1.7	77.3%
	$37.3	$27.1	$10.2	37.6%
______________________
NM - Percentage not meaningful

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.
Lionsgate UK motion pictures revenue increased in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, due primarily to revenue generated from the titles and product categories listed above, and in particular, The Hunger Games: Catching Fire in the three months ended September 30, 2014.
Motion Pictures — Other Revenue
Other revenue included in motion pictures revenue increased in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a licensing arrangement made in the current quarter.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television Production
Domestic television	$109.6	$41.3	$68.3	165.4%
International	33.7	16.3	17.4	106.7%
Home entertainment revenue from television production	10.5	5.5	5.0	90.9%
Other	1.1	1.2	(0.1)	(8.3)%
	$154.9	$64.3	$90.6	140.9%

Television Production - Domestic Television
Domestic television revenue increased in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to an increase in television episodes delivered during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Television episodes delivered for original exhibition during the three months ended September 30, 2014 and 2013 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		September 30, 2014				September 30, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	9	4.5	Anger Management	1/2hr	9	4.5
Houdini	1hr	4	4.0	Nashville - Season 2	1hr	2	2.0
Mad Men - Season 7	1hr	2	2.0	Other (1)	1/2hr	9	4.5
Manhattan - Season 1	1hr	10	10.0
Nashville - Season 3	1hr	3	3.0
Orange Is The New Black - Season 3	1hr	3	3.0
Other (1)	1/2hr	24	12.0
		55	38.5			20	11.0
______________________

(1)
Other in the three months ended September 30, 2014 includes episodes delivered for Flea Market Flip (Season 4), Partners, and Way Out West. Other in the three months ended September 30, 2013 includes episodes delivered for Deal With It (Season 1) and Flea Market Flip (Season 3).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended September 30, 2014 from Are We There Yet, House of Payne, Family Feud (Season 7), Meet The Browns, and The Wendy Williams Show (Season 5), and in the three months ended September 30, 2013, from Are We There Yet, Family Feud (Season 6), House of Payne, The Jeremy Kyle Show (Season 2), Meet The Browns, Orange Is the New Black (Season 1), and The Wendy Williams Show (Seasons 4 & 5).

Television Production - International Revenue
International revenue in the three months ended September 30, 2014 increased as compared to the three months ended September 30, 2013. International revenue in the three months ended September 30, 2014 primarily included revenue from Anger Management, Nashville (Season 2), and Orange Is The New Black (Seasons 1 & 2). International revenue in the three months ended September 30, 2013 primarily included revenue from Anger Management, Mad Men (Season 4), Nashville (Season 1) and Orange Is the New Black (Season 1).

Television Production - Home Entertainment Revenue from Television Production
The increase in home entertainment revenue from television production is primarily due to an increase in digital media revenue, which amounted to $8.2 million in the three months ended September 30, 2014, as compared to $4.6 million in the three months ended September 30, 2013, and to a lesser extent, a slight increase in packaged media revenue, which amounted to $2.3 million in the three months ended September 30, 2014, as compared to $0.9 million in the three months ended September 30, 2013.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$113.8	$86.5	$200.3	$124.0	$33.2	$157.2
Participation and residual expense	59.0	42.7	101.7	86.8	18.5	105.3
Other expenses	3.9	0.5	4.4	(0.9)	0.2	(0.7)
	$176.7	$129.7	$306.4	$209.9	$51.9	$261.8
Direct operating expenses as a percentage of segment revenues	44.4%	83.7%	55.4%	48.3%	80.7%	52.5%
Direct operating expenses of the Motion Pictures segment of $176.7 million for the three months ended September 30, 2014 were 44.4% of motion pictures revenue, compared to $209.9 million, or 48.3% of motion pictures revenue for the three months ended September 30, 2013. The decrease in direct operating expenses of $33.2 million is primarily due to a decrease in motion pictures revenue in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by our theatrical slates. Included in amortization expense are investment in film write-downs of approximately $0.6 million in the three months ended September 30, 2014, compared to $2.2 million in the three months ended September 30, 2013. Other direct operating expenses in the three months ended September 30, 2014 consisted primarily of foreign exchange losses, as compared to foreign exchange gains offset in part by the provision for doubtful accounts in the three months ended September 30, 2013.
Direct operating expenses of the Television Production segment of $129.7 million for the three months ended September 30, 2014 were 83.7% of television revenue, compared to $51.9 million, or 80.7%, of television revenue for the three months ended September 30, 2013. The increase in direct operating expenses of $77.8 million is primarily due to an increase in television production revenue in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in direct operating expenses as a percentage of television production revenue primarily reflects the increase in the number of new television programs in the three months ended September 30, 2014 which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$74.9	$—	$74.9	$79.5	$—	$79.5
Home Entertainment	43.9	1.6	45.5	45.4	0.6	46.0
Lionsgate UK	19.9	0.2	20.1	10.7	0.4	11.1
Other	6.5	5.9	12.4	4.1	4.8	8.9
	$145.2	$7.7	$152.9	$139.7	$5.8	$145.5
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended September 30, 2014 of $74.9 million decreased $4.6 million, compared to $79.5 million in the three months ended September 30, 2013. The slight decrease was primarily driven by lower P&A spending in the three months ended September 30, 2014 on our theatrical slates and lower P&A incurred in advance for films to be released in subsequent quarters, which were offset by higher P&A incurred on ancillary driven platform theatrical releases in the current quarter (A Most Wanted Man). In the three months ended September 30, 2014, approximately $13.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Addicted, John Wick, The Hunger Games: Mockingjay Part 1, and The Divergent Series: Insurgent. In the three months ended September 30, 2013, approximately $19.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent, Ender's Game, Escape Plan, Grace Unplugged, Pulling Strings, and The Hunger Games: Catching Fire.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended September 30, 2014 of $45.5 million decreased $0.5 million, or 1.1%, compared to $46.0 million in the three months ended September 30, 2013. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 27.7% in the three months ended September 30, 2014, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 21.9% in the three months ended September 30, 2013. The increase in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily driven by lower revenue on our Managed Brands product line due to the lower number of new releases in this product category, and to a lesser extent driven by increased marketing costs in the digital marketplace.
Lionsgate UK distribution and marketing expenses in the Motion Pictures segment in the three months ended September 30, 2014 of $19.9 million increased from $10.7 million in the three months ended September 30, 2013, primarily due to the release of The Expendables 3, Sin City 2, and What We Did On Our Holiday in the current quarter.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$76.2	19.1%	$84.8	19.5%	$(8.6)	(10.1)%
Television Production	17.4	11.2	6.6	10.3	10.8	163.6%
	$93.6	16.9%	$91.4	18.3%	$2.2	2.4%
Gross segment contribution of the motion pictures segment for the three months ended September 30, 2014 of $76.2 million decreased $8.6 million, or 10.1%, as compared to the three months ended September 30, 2013. The decrease in gross segment contribution of the motion pictures segment is primarily due to lower motion pictures segment revenue for the three months ended September 30, 2014.
Gross segment contribution of the television segment for the three months ended September 30, 2014 of $17.4 million increased $10.8 million, or 163.6%, as compared to the three months ended September 30, 2013. The increase in gross segment contribution of the television production segment is due to an increase in television production segment revenues. The gross segment contribution of the television production segment is primarily impacted by the performance and mix of television series and an increase in television episodes delivered in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. In particular, the three months ended September 30, 2014 included contributions from Mad Men, Orange Is the New Black and Anger Management, as compared to contributions from Anger Management, Family Feud, Mad Men, and Orange Is the New Black in the three months ended September 30, 2013.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$18.2	$16.0	$2.2	13.8%
Television Production	3.5	3.5	—	—%
Shared services and corporate expenses, excluding items below	21.1	21.9	(0.8)	(3.7)%
General and administrative expenses before items below:	42.8	41.4	1.4	3.4%
Share-based compensation expense	17.3	22.4	(5.1)	(22.8)%
Restructuring charges	1.4	—	1.4	100.0%
	18.7	22.4	(3.7)	(16.5)%
Total general and administrative expenses	$61.5	$63.8	$(2.3)	(3.6)%
Total general and administrative expenses as a percentage of revenue	11.1%	12.8%
General and administrative expenses excluding share-based compensation expense and restructuring charges, as a percentage of revenue	7.7%	8.3%
Total General and Administrative Expenses
General and administrative expenses decreased by $2.3 million, or 3.6%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $2.2 million, or 13.8% primarily due to increases in salaries and related expenses, rent and facilities costs and professional fees.

General and administrative expenses of the Television Production segment were comparable to the three months ended September 30, 2013.

Shared services and corporate expenses excluding share-based compensation expense and restructuring charges decreased $0.8 million, or 3.7%, primarily due to decreases in professional fees partially offset by increases in salaries and related expenses.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$9.3	$6.0	$3.3	55.0%
Restricted share units and other share-based compensation	7.0	8.0	(1.0)	(12.5)%
Share appreciation rights	1.0	8.4	(7.4)	(88.1)%
	$17.3	$22.4	$(5.1)	(22.8)%

Restructuring Charges. Restructuring charges in the three months ended September 30, 2014 primarily consist of costs associated with the move of our international sales and distribution organization to the United Kingdom.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $1.6 million in the three months ended September 30, 2014, which was comparable with $1.6 million in the three months ended September 30, 2013.
Interest expense of $13.1 million for the three months ended September 30, 2014 decreased $3.1 million, or 19.1%, from $16.2 million in the three months ended September 30, 2013. The following table sets forth the components of interest expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.8	$2.7
Convertible senior subordinated notes	1.0	1.2
5.25% Senior Notes and 10.25% Senior Notes (2013 only)	3.0	4.4
Term Loan	2.9	2.3
Other	0.9	1.3
	9.6	11.9
Non-Cash Based:
Amortization of discount and deferred financing costs	3.5	4.2
	$13.1	$16.1

Interest and other income was $0.5 million in the three months ended September 30, 2014, compared to $1.5 million in the three months ended September 30, 2013.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2014 and 2013:

	September 30, 2014	Three Months Ended
		September 30,
	Ownership Percentage	2014	2013
		(Amounts in millions)
EPIX (1)	31.2%	$7.7	$8.9
TVGN (1)	50.0%	(1.3)	(0.8)
Other equity method investments	Various	1.8	(1.6)
		$8.2	$6.5
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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.6 million for the three months ended September 30, 2014, compared to a loss on extinguishment of debt of $36.2 million for the three months ended September 30, 2013 resulting from the redemption of the 10.25% Senior Notes during the three months ended September 30, 2013 (see Note 5 to our unaudited consolidated financial statements).

Income Tax Provision

We had an income tax expense of $4.8 million, or 18.9%, of income before income taxes (i.e., effective rate) in the three months ended September 30, 2014, compared to a benefit of $18.8 million, or 102.8%, of loss before income taxes in the three months ended September 30, 2013. Our tax provision for the three months ended September 30, 2014 included certain net discrete and other charges of $0.8 million, which contributed 3.2 percentage points of tax charges. In the three months ended September 30, 2013, the income tax benefit included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction and other discrete items, which contributed 65.7 percentage points of tax benefit. Due to certain financing transactions in the quarter ended September 30, 2013, these net deferred tax assets were determined to be more likely than not to be realized in the future. Excluding these items, our adjusted effective tax rate was 15.7% for the three months ended September 30, 2014 compared to 37.1% for the three months ended September 30, 2013. Our effective tax rate excluding discrete items and changes in our valuation allowance for the year ended March 31, 2014 was 25.7%.
The decrease in our effective tax rate as compared to the three months ended September 30, 2013 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2015 as compared to fiscal 2014.

Net Income
Net income for the three months ended September 30, 2014 was $20.8 million, or basic net income per common share of $0.15 on 137.4 million weighted average common shares outstanding and diluted net income per common share of $0.15 on 146.7 million weighted average common shares outstanding. This compares to net income for the three months ended September 30, 2013 of $0.5 million, or basic net income per common share of nil on 137.1 million weighted average common shares outstanding and diluted net income per common share of nil on 140.7 million weighted average common shares outstanding.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues (1)
Motion Pictures	$729.9		$873.0		$(143.1)	(16.4)%
Television Production	272.3		195.4		76.9	39.4%
	$1,002.2		$1,068.4		$(66.2)	(6.2)%
Direct operating expenses
Motion Pictures	$323.9	44.4%	$413.2	47.3%	$(89.3)	(21.6)%
Television Production	221.4	81.3	155.1	79.4	66.3	42.7%
	$545.3	54.4%	$568.3	53.2%	$(23.0)	(4.0)%
Distribution and marketing
Motion Pictures	$233.8	32.0%	$304.8	34.9%	$(71.0)	(23.3)%
Television Production	16.4	6.0	12.2	6.2	4.2	34.4%
	$250.2	25.0%	$317.0	29.7%	$(66.8)	(21.1)%
Gross segment contribution
Motion Pictures	$172.3	23.6%	$155.1	17.8%	$17.2	11.1%
Television Production	34.5	12.7	28.2	14.4	6.3	22.3%
	$206.8	20.6%	$183.3	17.2%	$23.5	12.8%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$287.1	$366.7	$(79.6)	(21.7)%
Television Production	18.2	12.7	5.5	43.3%
	$305.3	$379.4	$(74.1)	(19.5)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six months ended September 30, 2014 and 2013.

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent

Motion Pictures
Theatrical	$87.6	$165.0	$(77.4)	(46.9)%
Home Entertainment	287.1	366.7	(79.6)	(21.7)%
Television	128.2	71.4	56.8	79.6%
International	136.3	167.8	(31.5)	(18.8)%
Lionsgate UK	67.3	59.5	7.8	13.1%
Other	23.4	42.7	(19.3)	(45.2)%
	$729.9	$873.1	$(143.2)	(16.4)%

Motion Pictures — Theatrical Revenue
The following table sets forth titles contributing significant theatrical revenue by product category and the month of their release for the six months ended September 30, 2014 and 2013:

Six Months Ended September 30,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Expendables 3	August 2014	Red 2	July 2013
Step Up All In	August 2014	Now You See Me	May 2013
Draft Day	April 2014	The Big Wedding	April 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of a Marriage Counselor	March 2013
Other Feature Film (1):		Other Feature Film (1):
Cantinflas	August 2014	Instructions Not Included	August 2013
Managed Brands (2):		Managed Brands (2):
A Most Wanted Man (released through Roadside Attractions)	August 2014	Kevin Hart: Let Me Explain	July 2013
		Mud (released through Roadside Attractions)	May 2013
 ___________________

(1)	Other Feature Film includes certain specialty theatrical releases and other titles.

(2)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.
Theatrical revenue of $87.6 million decreased $77.4 million, or 46.9%, in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, which was largely driven by the performance of the releases listed in the table above, and in particular, the significant box office performance of Now You See Me in the prior year's period.

Motion Pictures — Home Entertainment Revenue
The following table sets forth titles contributing motion pictures home entertainment revenue for significant product categories for the six months ended September 30, 2014 and 2013:

Six Months Ended September 30,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
Draft Day	September 2014	Now You See Me	September 2013
		The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	August 2014	Temptation: Confessions of a Marriage Counselor	July 2013
The Single Moms Club	July 2014	Snitch	June 2013
I, Frankenstein	May 2014	Warm Bodies	June 2013
The Legend of Hercules	April 2014	The Last Stand	May 2013
The Hunger Games: Catching Fire	March 2014	Texas Chainsaw 3D	May 2013
Ender's Game	February 2014	The Impossible	April 2013
Escape Plan	February 2014	The Twilight Saga: Breaking Dawn Part 2	March 2013
Managed Brands:		Managed Brands:
Joe	June 2014	Mud	August 2013
All is Lost	February 2014	Redemption	September 2013

The following table sets forth the components of home entertainment revenue by product category for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014			2013
	Packaged Media	Digital Media (1)	Total	Packaged Media	Digital Media (1)	Total
			(Amounts in millions)
Home entertainment revenues (2)
Fiscal 2015 Theatrical Slate	$11.6	$1.9	$13.5	$—	$—	$—
Fiscal 2014 Theatrical Slate	71.7	65.1	136.8	37.4	1.7	39.1
Fiscal 2013 Theatrical Slate	6.1	2.7	8.8	79.6	72.9	152.5
Prior Theatrical Slates (3)	11.7	7.6	19.3	24.4	10.2	34.6
Total Theatrical Slates	101.1	77.3	178.4	141.4	84.8	226.2
Other Feature Film	4.5	4.1	8.6	7.0	3.4	10.4
Managed Brands	68.8	31.3	100.1	97.2	32.8	130.0
	$174.4	$112.7	$287.1	$245.6	$121.0	$366.6
  ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.

(3)	Prior Theatrical Slates includes our fiscal 2012 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.
Home entertainment revenue of $287.1 million decreased $79.6 million, or 21.7%, in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Of the $79.6 million decrease, approximately $47.8 million was from our theatrical slates, and $29.9 million was from Managed Brands. The decrease in home entertainment revenues from our theatrical slates was largely driven by the fewer titles released on packaged media in the six months ended September 30, 2014 from our Fiscal 2015 and Fiscal 2014 Theatrical Slates, as compared to the number of titles released on packaged media in the six months ended September 30, 2013 from our Fiscal 2014 and Fiscal 2013 Theatrical Slates. To a lesser extent, the decrease in our theatrical slates was also due to a decrease in revenue from our Prior Theatrical Slates, partially due to a decrease in Summit titles released theatrically prior to acquisition due to the static nature of this product category. The decrease in Managed Brands revenue was due to the number and performance of titles, such as Mud and Redemption, released in the six months ended September 30, 2013, as compared to the titles released in the six months ended September 30, 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six months ended September 30, 2014 and 2013:

Six Months Ended September 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Ender's Game	Step Up Revolution
Escape Plan	Texas Chainsaw 3D
Red 2	The Possession
The Hunger Games: Catching Fire
The Legend of Hercules
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 1	Red
The Lincoln Lawyer

The following table sets forth the components of television revenue by product category for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues (1)
Fiscal 2014 Theatrical Slate	$66.8	$—	$66.8	100.0%
Fiscal 2013 Theatrical Slate	1.1	25.0	(23.9)	(95.6)%
Prior Theatrical Slates	46.1	34.0	12.1	35.6%
Total Theatrical Slates	114.0	59.0	55.0	93.2%
Other Feature Film	1.2	1.9	(0.7)	(36.8)%
Managed Brands	13.0	10.5	2.5	23.8%
	$128.2	$71.4	$56.8	79.6%
___________________

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Television revenue increased in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, due primarily to an increase in the contribution of revenue from our theatrical slates as listed above, and in particular, contributions from The Hunger Games: Catching Fire from our Fiscal 2014 Theatrical Slate and The Twilight Saga: Breaking Dawn - Part 1.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six months ended September 30, 2014 and 2013:

Six Months Ended September 30,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Now You See Me
Red 2
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	The Impossible
The Hunger Games: Catching Fire	The Last Stand
The Twilight Saga: Breaking Dawn - Part 2
Warm Bodies
Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues (1)
Fiscal 2015 Theatrical Slate	$12.5	$—	$12.5	100.0%
Fiscal 2014 Theatrical Slate	68.6	67.4	1.2	1.8%
Fiscal 2013 Theatrical Slate	12.3	63.6	(51.3)	(80.7)%
Prior Theatrical Slates	26.6	29.3	(2.7)	(9.2)%
Total Theatrical Slates	120.0	160.3	(40.3)	(25.1)%
Other Feature Film	11.1	4.1	7.0	170.7%
Managed Brands	5.2	3.4	1.8	52.9%
	$136.3	$167.8	$(31.5)	(18.8)%
___________________

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.

International motion pictures revenue decreased in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, mainly due to the revenue generated by the titles and product categories listed above. In particular, the Fiscal 2015 Theatrical Slate generated less revenue in the six months ended September 30, 2014 than the Fiscal 2014 Theatrical Slate in the six months ended September 30, 2013, due to the significant contributions from Now You See Me and Red 2 in the prior year's period. This decrease in revenue was partially offset by contributions from our Fiscal 2014 Theatrical Slate in the six months ended September 30, 2014, driven by the performance of Divergent and to a lesser extent, The Hunger Games: Catching Fire.

Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK motion pictures revenue for the six months ended September 30, 2014 and 2013:

Six Months Ended September 30,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	The Expendables 2
Prior Theatrical Slates:	What to Expect When You're Expecting
The Hunger Games
Lionsgate UK third party product:	Lionsgate UK third party product:
Filth	Magic Mike
Olympus Has Fallen

The following table sets forth the components of Lionsgate UK motion pictures revenue by product category for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK motion pictures revenues (1)
Fiscal 2015 Theatrical Slate	$2.6	$—	$2.6	100.0%
Fiscal 2014 Theatrical Slate	18.3	0.8	17.5	NM
Fiscal 2013 Theatrical Slate	4.2	17.8	(13.6)	(76.4)%
Prior Theatrical Slates	6.4	5.4	1.0	18.5%
Total Theatrical Slates	31.5	24.0	7.5	31.3%
Other Feature Film	0.7	1.2	(0.5)	(41.7)%
Lionsgate UK third party product	28.6	29.3	(0.7)	(2.4)%
Managed Brands	6.5	5.0	1.5	30.0%
	$67.3	$59.5	$7.8	13.1%
______________________
NM - Percentage not meaningful

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Lionsgate UK motion pictures revenue increased in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013, due to the revenue generated by the titles and product categories listed above, and in particular, The Hunger Games: Catching Fire in the six months ended September 30, 2014.
Motion Pictures —Other Revenue
Other revenue included in motion pictures revenue decreased in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Other revenue in the six months ended September 30, 2013 primarily included revenue from the sale of a portion of our music catalog.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Television Production	(Amounts in millions)
Domestic television	$182.4	$142.5	$39.9	28.0%
International	68.1	38.7	29.4	76.0%
Home entertainment revenue from television production	18.2	12.7	5.5	43.3%
Other	3.6	1.5	2.1	140.0%
	$272.3	$195.4	$76.9	39.4%

Television Production - Domestic Television
Domestic television revenue increased in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, primarily due to an increase in television episodes delivered in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Television episodes delivered for original exhibition during the six months ended September 30, 2014 and 2013 included the episode deliveries as shown in the table below:

		Six Months Ended				Six Months Ended
		September 30, 2014				September 30, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	20	10.0	Anger Management	1/2hr	20	10.0
Houdini	1hr	4	4.0	Nashville - Season 1	1hr	6	6.0
Mad Men - Season 7	1hr	6	6.0	Nashville - Season 2	1hr	2	2.0
Manhattan - Season 1	1hr	11	11.0	Orange Is The New Black - Season 1	1hr	5	5.0
Nashville - Season 2	1hr	3	3.0	Mad Men - Season 6	1hr	11	11.0
Nashville - Season 3	1hr	3	3.0	Other (1)	1/2hr	15	7.5
Orange Is The New Black - Season 3	1hr	3	3.0
Rosemary's Baby	1hr	4	4.0
Other (1)	1/2hr	31	15.5
		85	59.5			59	41.5
___________________

(1)
Other in the six months ended September 30, 2014 includes episodes delivered for Deal With It (Season 2), Flea Market Flip (Season 4), Partners, and Way Out West. Other in the six months ended September 30, 2013 includes episodes delivered for Deal With It (Season 1), Flea Market Flip (Season 3), and Best Daym Takeout.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the six months ended September 30, 2014 from Are We There Yet, House of Payne, Family Feud (Season 7), Meet The Browns, and The Wendy Williams Show (Season 5), and in the six months ended September 30, 2013, from Are We There Yet, Family Feud (Season 6), House of Payne, Meet The Browns, and The Wendy Williams Show (Season 4).

Television Production - International Revenue
International revenue in the six months ended September 30, 2014 increased as compared to the six months ended September 30, 2013. International revenue in the six months ended September 30, 2014 primarily included revenue from Anger Management, Mad Men (Seasons 1, 5, 6 & 7), Nashville (Seasons 1 & 2), and Orange Is The New Black (Seasons 1 & 2). International revenue in the six months ended September 30, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Season 1), and Orange Is The New Black (Season 1).
Television Production - Home Entertainment Revenue from Television Production
The increase in home entertainment revenue from television production is primarily due to an increase in digital media revenue, which amounted to $12.6 million in the six months ended September 30, 2014, as compared to $7.8 million in the six months ended September 30, 2013, and to a lesser extent, a slight increase in packaged media revenue, which amounted to $5.6 million in the six months ended September 30, 2014, as compared to $4.9 million in the six months ended September 30, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2014 and 2013:

	Six Months Ended			Six Months Ended
	September 30, 2014			September 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$207.1	$152.0	$359.1	$266.2	$110.3	$376.5
Participation and residual expense	115.2	69.4	184.6	147.1	44.0	191.1
Other expenses	1.6	—	1.6	(0.1)	0.7	0.6
	$323.9	$221.4	$545.3	$413.2	$155.0	$568.2
Direct operating expenses as a percentage of segment revenues	44.4%	81.3%	54.4%	47.3%	79.3%	53.2%

Direct operating expenses of the Motion Pictures segment of $323.9 million for the six months ended September 30, 2014 were 44.4% of motion pictures revenue, compared to $413.2 million, or 47.3% of motion pictures revenue for the six months ended September 30, 2013. The decrease in direct operating expenses of $89.3 million is primarily due to a decrease in motion pictures revenue in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by our theatrical slates. Included in amortization expense were investment in film write-downs of approximately $3.4 million in the six months ended September 30, 2014, compared to $5.5 million in the six months ended September 30, 2013. Other direct operating expenses in the six months ended September 30, 2014 consisted primarily of foreign exchange losses, as compared to the provision for doubtful accounts offset in part by foreign exchange gains in the six months ended September 30, 2013.
Direct operating expenses of the Television Production segment of $221.4 million for the six months ended September 30, 2014 were 81.3% of television revenue, compared to $155.0 million, or 79.3%, of television revenue for the six months ended September 30, 2013. The increase in direct operating expenses of $66.4 million is primarily due to an increase in television production revenue in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. The slight increase in direct operating expenses as a percentage of television production revenue primarily reflects the increase in the number of new television programs in the six months ended September 30, 2014 which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2014 and 2013:

	Six Months Ended			Six Months Ended
	September 30, 2014			September 30, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$112.9	$—	$112.9	$189.7	$0.1	$189.8
Home Entertainment	74.5	3.2	77.7	83.6	1.8	85.4
Lionsgate UK	32.5	0.5	33.0	20.6	0.6	21.2
Other	13.9	12.7	26.6	10.9	9.7	20.6
	$233.8	$16.4	$250.2	$304.8	$12.2	$317.0

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the six months ended September 30, 2014 of $112.9 million decreased $76.8 million, compared to $189.7 million in the six months ended September 30, 2013. The decrease was primarily driven by fewer releases in the current period from our Fiscal 2015 Theatrical Slate (four wide releases), as compared to the releases in the prior year's period from our Fiscal 2014 Theatrical Slate (five wide releases), lower average P&A incurred on the titles released in the current period, and higher P&A incurred on ancillary driven platform theatrical releases (Mud and Kevin Hart: Let Me Explain) in the prior year's period. Also contributing to the decrease was a decrease in P&A incurred in advance for films to be released in subsequent quarters. In the six months ended September 30, 2014, approximately $17.1 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Addicted, John Wick, The Divergent Series: Insurgent, and The Hunger Games: Mockingjay Part 1. In the six months ended September 30, 2013, approximately $24.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Ender's Game, Escape Plan, Grace Unplugged, and The Hunger Games: Catching Fire.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2014 of $77.7 million decreased $7.7 million, or 9.0%, compared to $85.4 million in the six months ended September 30, 2013, primarily due to lower distribution and marketing costs associated with lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 25.5% in the six months ended September 30, 2014, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 22.5% in the six months ended September 30, 2013. The increase in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily driven by lower revenue on our Managed Brands product line due to the lower number of new releases in this product category, and to a lesser extent driven by increased marketing costs in the digital marketplace.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2014 of $32.5 million increased from $20.6 million in the six months ended September 30, 2013.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,				Increase (Decrease)
	2014	% of Segment Revenues	2013	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$172.3	23.6%	$155.1	17.8%	$17.2	11.1%
Television Production	34.5	12.7	28.2	14.4	6.3	22.3%
	$206.8	20.6%	$183.3	17.2%	$23.5	12.8%
Gross segment contribution of the motion pictures segment for the six months ended September 30, 2014 of $172.3 million increased $17.2 million, or 11.1%, as compared to the six months ended September 30, 2013. The gross segment contribution of the motion pictures segment increased despite a decrease in motion pictures segment revenue due to lower direct operating expenses incurred relative to motion pictures segment revenue, and to a lesser extent, lower distribution and marketing expenses incurred relative to motion pictures segment revenue in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.
Gross segment contribution of the television segment for the six months ended September 30, 2014 of $34.5 million increased $6.3 million, or 22.3%, as compared to the six months ended September 30, 2013. The increase in gross segment contribution of the television production segment is due to an increase in television production segment revenues and decreased television production distribution and marketing expenses.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$35.6	$32.4	$3.2	9.9%
Television Production	6.9	6.6	0.3	4.5%
Shared services and corporate expenses, excluding items below	43.2	41.4	1.8	4.3%
General and administrative expenses before items below:	85.7	80.4	5.3	6.6%
Share-based compensation expense	33.7	40.1	(6.4)	(16.0)%
Restructuring charges	6.2	—	6.2	100.0%
	39.9	40.1	(0.2)	(0.5)%
Total general and administrative expenses	$125.6	$120.5	$5.1	4.2%
Total general and administrative expenses as a percentage of revenue	12.5%	11.3%
General and administrative expenses excluding share-based compensation expense and restructuring charges, as a percentage of revenue	8.6%	7.5%
Total General and Administrative Expenses
General and administrative expenses increased by $5.1 million, or 4.2%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $3.2 million, or 9.9%, primarily due to increases in salaries and related expenses, rent and facilities costs and professional fees.

General and administrative expenses of the Television Production segment were comparable to the six months ended September 30, 2013.

Shared services and corporate expenses excluding share-based compensation expense and restructuring charges increased $1.8 million, or 4.3%, primarily due to increases in salaries and related expenses partially offset by decreases in professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$18.0	$9.7	$8.3	85.6%
Restricted share units and other share-based compensation	13.0	15.4	(2.4)	(15.6)%
Share appreciation rights	2.7	15.0	(12.3)	(82.0)%
	$33.7	$40.1	$(6.4)	(16.0)%

Restructuring Charges. Restructuring charges in the six months ended September 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom.  Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards.

Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $3.0 million for the six months ended September 30, 2014 decreased $0.2 million from $3.2 million in the six months ended September 30, 2013.
Interest expense of $26.0 million for the six months ended September 30, 2014 decreased $11.0 million, or 29.7%, from $37.0 million in the six months ended September 30, 2013. The following table sets forth the components of interest expense for the six months ended September 30, 2014 and 2013:

	Six Months Ended
	September 30,
	2014	2013
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.2	$5.2
Convertible senior subordinated notes	1.9	2.4
5.25% Senior Notes and 10.25% Senior Notes (2013 only)	5.9	15.7
Term Loan	5.7	2.3
Other	2.2	2.6
	18.9	28.2
Non-Cash Based:
Amortization of discount and deferred financing costs	7.1	8.8
	$26.0	$37.0
Interest and other income was $1.6 million in the six months ended September 30, 2014, compared to $3.0 million in the six months ended September 30, 2013.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2014 and 2013:

	September 30, 2014	Six Months Ended
		September 30,
	Ownership Percentage	2014	2013
		(Amounts in millions)
EPIX (1)	31.2%	$16.2	$15.6
TVGN (1)	50.0%	(3.5)	2.1
Other equity method investments (2)	Various	13.8	(3.2)
		$26.5	$14.5
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

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on the sale of $11.4 million in the six months ended September 30, 2014 included in our other equity method investments income shown above. See Note 3 to our unaudited consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.6 million for the six months ended September 30, 2014, compared to $36.7 million for the six months ended September 30, 2013, primarily resulting from the redemption of the 10.25% Senior Notes during the six months ended September 30, 2013 (see Note 5 to our unaudited consolidated financial statements).

Income Tax Provision (Benefit)

We had an income tax expense of $15.6 million, or 19.6%, of income before income taxes (i.e., effective rate) in the six months ended September 30, 2014, compared to a benefit of $10.8 million, or (329.0)%, of income before income taxes in the six months ended September 30, 2013. Our tax provision for the six months ended September 30, 2014 included the discrete tax effect at the applicable statutory rate from the gain on sale of our interest in FEARnet and other discrete items, which contributed 3.9 percentage points of tax charges. In the six months ended September 30, 2013, the income tax benefit included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction and other discrete items. Due to certain financing transactions in the quarter ended September 30, 2013, these net deferred tax assets were determined to be more likely than not to be realized in the future. Excluding these items, our effective tax rate was 15.7% for the six months ended September 30, 2014 compared to 36.5%, for the six months ended September 30, 2013. Our effective tax rate excluding discrete items and changes in our valuation allowance for the year ended March 31, 2014 was 25.7%.
The decrease in our effective tax rate as compared to the six months ended September 30, 2013 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2015 as compared to fiscal 2014.

Net Income
Net income for the six months ended September 30, 2014 was $64.0 million, or basic net income per common share of $0.46 on 137.9 million weighted average common shares outstanding and diluted net income per common share of $0.44 on 151.8 million weighted average common shares outstanding. This compares to net income for the six months ended September 30, 2013 of $14.1 million, or basic net income per common share of $0.10 on 136.7 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 139.9 million weighted average common shares outstanding.

Liquidity and Capital Resources
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at September 30, 2014 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan, and our convertible senior subordinated notes. Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method investment funding, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses.
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

Corporate Debt
The principal amounts outstanding under our corporate debt as of September 30, 2014 and March 31, 2014 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share as of September 30, 2014	Principal Amounts Outstanding
			September 30,	March 31,
			2014	2014
			(Amounts in thousands)
Senior revolving credit facility (1)	September 2017	N/A	$139,500	$97,619
5.25% Senior Notes (2)	August 2018	N/A	225,000	225,000
Term Loan (2)	July 2020	N/A	225,000	225,000
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	N/A	—	115
April 2009 3.625% Notes	March 2015	$8.19	28,969	40,220
January 2012 4.00% Notes	January 2017	$10.42	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.78	60,000	60,000
			$720,319	$689,804
 ______________________

(1)
Senior Revolving Credit Facility: Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. At September 30, 2014, the effective interest rate was approximately 2.65% (March 31, 2014 - 2.65%). Provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At September 30, 2014, there was $660.4 million available (March 31, 2014 — $702.3 million). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants that, among other things, require us to satisfy certain financial covenants and restrict our ability to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase our stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2014, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes and Term Loan: The 5.25% Senior Notes and Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit our ability to incur additional indebtedness, pay dividends or repurchase our common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2014, we were in compliance with all applicable covenants.

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(ii)
Term Loan: Bears interest by reference to a base rate (subject to a floor of 2.00%) or the LIBOR rate (subject to a floor of 1.00%), plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of September 30, 2014 was approximately 5.00% (March 31, 2014 - 5.00%).

Corporate Debt Transactions:
5.25% Senior Notes and Term Loan

In July 2013, contemporaneous with the redemption of the 10.25% Senior Notes discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan (the "Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million (collectively, the "New Issuances").

10.25% Senior Notes
In June 2013, we paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"). We recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.
In July 2013, we called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the proceeds from the issuance of the 5.25% Senior Notes and the Term Loan as discussed above, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under our senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, is being amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

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
In the six months ended September 30, 2014, $11.2 million of the principal amount of the April 2009 3.625% Notes were converted into common shares at a conversion price of approximately $8.21 per share for an aggregate of 1,370,395 common shares. Additionally, $0.1 million of the principal amount of the October 2004 2.9375% Notes were converted into common shares at a conversion price of approximately $11.46 per share for an aggregate of 8,634 common shares.
Production Loans
The amounts outstanding under our production loans as of September 30, 2014, and March 31, 2014 were as follows:

	September 30,	March 31,
	2014	2014
	(Amounts in thousands)

Production loans (1)	$739,154	$418,883
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.24% to 3.49%.

Dividends

On June 13, 2014, our Board of Directors declared a quarterly cash dividend of $0.05 per common share payable on August 8, 2014, to shareholders of record as of June 30, 2014. On September 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on November 7, 2014, to shareholders of record as of September 30, 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Share Repurchase Plan

On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through September 30, 2014, we have repurchased a total of 4.7 million common shares for an aggregate price of $126.4 million (weighted average repurchase price of $26.70 per share). As a result of these repurchases, the Company has $108.4 million of remaining capacity in its $300.0 million share repurchase plan as of September 30, 2014.

Discussion of Operating, Investing, Financing Cash Flows

Cash Flows Provided By (Used In) Operating Activities. Cash flows provided by (used in) operating activities for the six months ended September 30, 2014 and 2013 were as follows:

	Six Months Ended
	September 30,
	2014	2013	Net Change
	(Amounts in thousands)
Operating Activities:
Operating income	$78,252	$59,473	$18,779
Amortization of films and television programs	359,092	376,500	(17,408)
Non-cash share-based compensation	33,549	28,182	5,367
Cash interest	(18,979)	(28,198)	9,219
Current income tax provision (benefit)	(6,285)	849	(7,134)
Other non-cash charges included in operating activities	12,330	16,064	(3,734)
Cash flows from operations before changes in operating assets and liabilities	457,959	452,870	5,089

Changes in operating assets and liabilities:
Accounts receivable, net	83,594	95,280	(11,686)
Investment in films and television programs	(639,019)	(338,296)	(300,723)
Other changes in operating assets and liabilities	(110,471)	(99,283)	(11,188)
Changes in operating assets and liabilities	(665,896)	(342,299)	(323,597)
Net Cash Flows Provided By (Used In) Operating Activities	$(207,937)	$110,571	$(318,508)

Cash flows used in operating activities for the six months ended September 30, 2014 were $207.9 million compared to cash flows provided by operating activities for the six months ended September 30, 2013 of $110.6 million. The increase in cash used in operating activities for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 is primarily due to increases in investment in films and television programs production activity, including the production of The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part II, and Gods of Egypt.

Cash Flows Provided by (Used In) Investing Activities. Cash flows provided by investing activities for the six months ended September 30, 2014 and 2013 were as follows:

	Six Months Ended
	September 30,
	2014	2013	Net Change
	(Amounts in thousands)
Investing Activities:
Proceeds from the sale of equity method investees	$14,575	$9,000	$5,575
Investment in equity method investees	(12,650)	(3,750)	(8,900)
Purchases of property and equipment	(4,495)	(3,395)	(1,100)
Other investing activities	(2,000)	7,169	(9,169)
Net Cash Flows Provided By (Used In) Investing Activities	$(4,570)	$9,024	$(13,594)
Cash used in investing activities of $4.6 million for the six months ended September 30, 2014 compared to cash provided by investing activities of $9.0 million for the six months ended September 30, 2013, primarily due to increases in investment in equity method investees, which includes $10.5 million invested in TVGN (see Note 3 to our unaudited consolidated financial statements) in the six months ended September 30, 2014, offset by cash provided from the sale of an equity method investee from the April 2014 sale of FEARnet (see Note 3 to our unaudited consolidated financial statements).
Cash Flows Provided by (Used In) Financing Activities. Cash flows provided by (used in) financing activities for the six months ended September 30, 2014 and 2013 were as follows:

	Six Months Ended
	September 30,
	2014	2013	Net Change
	(Amounts in thousands)
Financing Activities:
Senior revolving credit facility - borrowings	$367,500	$428,100	$(60,600)
Senior revolving credit facility - repayments	(325,619)	(481,100)	155,481
Net proceeds from (repayments of) senior revolving credit facility	41,881	(53,000)	94,881

5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $4,694 in 2013	—	442,806	(442,806)
10.25% Senior Notes - repurchases and redemptions	—	(470,584)	470,584
Convertible senior subordinated notes - borrowings	—	60,000	(60,000)
Convertible senior subordinated notes - repurchases	(16)	—	(16)
Net proceeds from (repayments of) corporate debt	41,865	(20,778)	62,643

Production loans - borrowings	385,706	169,427	216,279
Production loans - repayments	(65,435)	(196,098)	130,663
Pennsylvania Regional Center Credit Facility - repayments	—	(65,000)	65,000
Net proceeds from (repayments of) production loans	320,271	(91,671)	411,942

Repurchase of common shares	(126,404)	—	(126,404)
Other financing activities	(23,269)	(2,137)	(21,132)
Net Cash Flows Provided By (Used In) Financing Activities	$212,463	$(114,586)	$327,049
Cash flows provided by financing activities of $212.5 million for the six months ended September 30, 2014 increased from cash used in financing activities of $114.6 million for the six months ended September 30, 2013. Cash flows provided by financing activities for the six months ended September 30, 2014 primarily reflects an increase in production loan borrowings in order to fund productions and lower production loan repayments, and net proceeds from our senior revolving credit facility of $41.9 million, offset by cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards. Cash flows used in financing activities for the six months ended September 30,

2013 primarily reflects net repayments of our senior revolving credit facility of $53.0 million, and net proceeds of $442.8 million from the issuance of our 5.25% Senior Notes and Term Loan, which were used together with cash on hand and borrowings under our senior revolving credit facility to fund the $470.6 million repurchase and redemption of our 10.25% Senior Notes. Cash flows used in financing activities for the six months ended September 30, 2013 also reflects net proceeds of $60.0 million from the issuance of our April 2013 1.25% Notes, net repayments of production loans of $26.7 million, and the $65.0 million repayment of our Pennsylvania Regional Center facility.
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
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2014 and March 31, 2014 was $1.3 billion and $1.2 billion, respectively.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2014:

	Six Months Ended March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of September 30, 2014 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$139,500	$—	$—	$139,500
5.25% Senior Notes and Term Loan	—	—	—	—	225,000	225,000	450,000
Film obligations and production loans (1)	97,723	556,654	124,410	2,000	1,000	—	781,787
Principal amounts of convertible senior subordinated notes (2)	28,969	—	41,850	—	60,000	—	130,819
	126,692	556,654	166,260	141,500	286,000	225,000	1,502,106
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments (3)	125,333	264,958	113,261	14,879	—	—	518,431
Interest payments (4)	13,268	25,538	27,063	26,967	21,480	18,989	133,305
Operating lease commitments	6,492	12,618	12,357	12,668	13,015	62,093	119,243
Other contractual obligations	32,985	41,900	17,906	6,606	1,522	—	100,919
	178,078	345,014	170,587	61,120	36,017	81,082	871,898
Total future commitments under contractual obligations	$304,770	$901,668	$336,847	$202,620	$322,017	$306,082	$2,374,004
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

Undistributed Foreign Earnings
Deferred taxes are not provided on undistributed earnings of our foreign subsidiaries because we do not intend to repatriate the funds. Should we repatriate the funds in the future, we would have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of September 30, 2014.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2014, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 26 months from September 30, 2014):

September 30, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£1.3	in exchange for	$2.4	£0.55
Australian Dollar	(A$23.2)	in exchange for	($21.3)	A$1.09
Canadian Dollar	C$0.6	in exchange for	$0.6	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2014 were gains of $1.2 million and $0.4 million, respectively (2013 - losses of $0.3 million and $0.7 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2014 were $0.4 million (2013 - nil) and are included in direct operating expenses in the consolidated statement of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of September 30, 2014, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the Term Loan is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. Assuming the Term Loan outstanding balance and the applicable LIBOR in effect as of September 30, 2014, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.24% to 3.49% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.8 million in additional costs capitalized to the respective film or television asset.

At September 30, 2014, our 5.25% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $349.3 million, and an estimated fair value of $352.7 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.25% Senior Notes and convertible senior subordinated notes by approximately $10.6 million and $11.0 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2014:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	September 30, 2014
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility (1)	$—	$—	$—	$139,500	$—	$—	$139,500	$139,500
Average Interest Rate	—	—	—	2.65%	—	—
Term Loan (2)	—	—	—	—	—	225,000	225,000	225,563
Average Interest Rate	—	—	—	—	—	5.00%
Production loans (3)	77,734	539,974	121,446	—	—	—	739,154	739,154
Average Interest Rate	3.40%	3.29%	3.24%	—	—	—
Fixed Rates:
5.25% Senior Notes (4)	—	—	—	—	225,000	—	225,000	231,750
Average Interest Rate	—	—	—	—	5.25%	—
Principal Amounts of Convertible Senior Subordinated Notes (5):
April 2009 3.625% Notes	28,969	—	—	—	—	—	28,969	28,842
Average Interest Rate	3.63%	—	—	—	—	—
January 2012 4.00% Notes	—	—	41,850	—	—	—	41,850	40,816
Average Interest Rate	—	—	4.00%	—	—	—
April 2013 1.25% Notes	—	—	—	—	60,000	—	60,000	51,260
Average Interest Rate	—	—	—	—	1.25%	—
	$106,703	$539,974	$163,296	$139,500	$285,000	$225,000	$1,459,473	$1,456,885
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

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
As of September 30, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2014.
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

In addition, we may incur additional indebtedness through our senior secured credit facility. Prior to July 19, 2013, due to restrictions in the Company's indenture governing the Company's 10.25% Senior Notes, the maximum borrowing allowed under our senior secured credit facility was $650.0 million. With the full redemption and discharge of the indenture governing the 10.25% Senior Notes on July 19, 2013, we may now borrow up to $800 million under the senior secured credit facility. At September 30, 2014, we have borrowed approximately $139.5 million under our senior secured credit facility, and have less than $0.1 million in letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of October 1, 2014, three of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, Capital Research Global Investors and Small Cap World Fund and their respective affiliates, beneficially owned approximately 37.0%, 6.5%, 6.2% and 5.1%, respectively, of our outstanding common shares.

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

As of October 1, 2014, four of our shareholders beneficially owned an aggregate of 75,899,467 of our common shares, or approximately 54.8% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 37.0% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of October 1, 2014, approximately 54.8% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

During the period from the authorization date through September 30, 2014, 11,521,373 common shares have been repurchased at a cost of approximately $191.6 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	587,701	$28.71	587,701	$108,367,899
August 1, 2014 - August 31, 2014	—	$—	—	$108,367,899
September 1, 2014 - September 30, 2014	—	$—	—	$108,367,899
Total	587,701	$28.71	587,701	$108,367,899

Additionally, during the three months ended September 30, 2014, 58,601 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.103*	Employment Agreement between the Company and Brian Goldsmith dated October 3, 2012
10.104(4)*	Lions Gate Entertainment Corp. 2012 Performance Incentive Plan
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 29, 2014.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 6, 2014		Title:	Duly Authorized Officer and Chief Financial Officer