Form 10-Q
period 2014-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2015-02-05
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 2, 2015
Common Shares, no par value per share	139,853,866 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$28,886	$25,692
Restricted cash	7,508	8,925
Accounts receivable, net of reserves for returns and allowances of $64,815 (March 31, 2014 - $106,680) and provision for doubtful accounts of $4,074 (March 31, 2014 - $4,876)	974,579	885,571
Investment in films and television programs, net	1,447,393	1,274,573
Property and equipment, net	22,430	14,552
Equity method investments	211,680	181,941
Goodwill	323,328	323,328
Other assets	71,372	71,067
Deferred tax assets	54,329	65,983
Total assets	$3,141,505	$2,851,632
LIABILITIES
Senior revolving credit facility	$160,500	$97,619
5.25% Senior Notes	225,000	225,000
Term Loan	223,021	222,753
Accounts payable and accrued liabilities	271,101	332,457
Participations and residuals	463,093	469,390
Film obligations and production loans	737,565	499,787
Convertible senior subordinated notes	113,271	131,788
Deferred revenue	279,958	288,300
Total liabilities	2,473,509	2,267,094
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 140,259,641 shares issued (March 31, 2014 - 141,007,461 shares)	668,492	743,788
Retained earnings (accumulated deficit)	4,352	(157,875)
Accumulated other comprehensive loss	(4,848)	(1,375)
Total shareholders’ equity	667,996	584,538
Total liabilities and shareholders’ equity	$3,141,505	$2,851,632
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Revenues	$751,299	$839,939	$1,753,558	$1,908,396
Expenses:
Direct operating	400,576	397,513	945,840	965,756
Distribution and marketing	171,439	233,535	421,637	550,497
General and administration	61,407	65,577	186,975	186,120
Depreciation and amortization	1,708	1,530	4,685	4,766
Total expenses	635,130	698,155	1,559,137	1,707,139
Operating income	116,169	141,784	194,421	201,257
Other expenses (income):
Interest expense
Cash interest	10,567	11,484	29,546	39,682
Amortization of debt discount and deferred financing costs	2,984	4,090	10,048	12,878
Total interest expense	13,551	15,574	39,594	52,560
Interest and other income	(623)	(1,771)	(2,188)	(4,750)
Loss on extinguishment of debt	690	—	1,276	36,653
Total other expenses, net	13,618	13,803	38,682	84,463
Income before equity interests and income taxes	102,551	127,981	155,739	116,794
Equity interests income (loss)	10,898	(1,321)	37,353	13,158
Income before income taxes	113,449	126,660	193,092	129,952
Income tax provision	15,264	37,897	30,865	27,067
Net income	$98,185	$88,763	$162,227	$102,885

Basic net income per common share	$0.70	$0.64	$1.17	$0.75
Diluted net income per common share	$0.65	$0.59	$1.10	$0.71

Weighted average number of common shares outstanding:
Basic	139,963	137,946	138,618	137,097
Diluted	151,713	155,137	151,716	154,197

Dividends declared per common share	$0.07	$0.05	$0.19	$0.05
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Net income	$98,185	$88,763	$162,227	$102,885
Foreign currency translation adjustments	(2,373)	517	(4,166)	4,104
Net unrealized gain (loss) on foreign exchange contracts, net of tax	277	(114)	693	(770)
Comprehensive income	$96,089	$89,166	$158,754	$106,219
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2014	141,007,461	$743,788	$(157,875)	$(1,375)	$584,538
Exercise of stock options	268,247	4,404			4,404
Share-based compensation, net of withholding tax obligations of $14,939	621,604	38,901			38,901
Conversion of October 2004 2.9375% Notes and April 2009 3.625% Notes	2,938,533	24,024			24,024
Issuance of common shares to directors for services	18,390	521			521
Repurchase of common shares, no par value	(4,594,594)	(123,626)			(123,626)
Dividends declared		(26,287)			(26,287)
Excess tax benefits on equity-based compensation awards		6,767			6,767
Net income			162,227		162,227
Foreign currency translation adjustments				(4,166)	(4,166)
Net unrealized gain on foreign exchange contracts, net of tax				693	693
Balance at December 31, 2014	140,259,641	$668,492	$4,352	$(4,848)	$667,996

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2014	2013
	(Amounts in thousands)
Operating Activities:
Net income	$162,227	$102,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,685	4,766
Amortization of films and television programs	639,472	636,818
Amortization of debt discount and deferred financing costs	10,048	12,878
Non-cash share-based compensation	48,691	41,044
Distribution from equity method investee	7,788	9,849
Loss on extinguishment of debt	1,276	36,653
Equity interests income	(37,353)	(13,158)
Deferred income taxes	11,243	13,272
Changes in operating assets and liabilities:
Restricted cash	1,417	(29,754)
Accounts receivable, net	(94,803)	(46,376)
Investment in films and television programs	(815,469)	(692,943)
Other assets	(1,416)	(1,696)
Accounts payable and accrued liabilities	(52,700)	4,205
Participations and residuals	(6,070)	38,236
Film obligations	(33,953)	11,208
Deferred revenue	(8,124)	17,947
Net Cash Flows Provided By (Used In) Operating Activities	(163,041)	145,834
Investing Activities:
Proceeds from the sale of equity method investees	14,575	9,000
Investment in equity method investees	(14,750)	(17,250)
Distributions from equity method investee in excess of earnings	—	4,169
Other investments	(2,000)	—
Repayment of loans receivable	—	4,275
Purchases of property and equipment	(11,293)	(6,116)
Net Cash Flows Used In Investing Activities	(13,468)	(5,922)
Financing Activities:
Senior revolving credit facility - borrowings	681,500	782,219
Senior revolving credit facility - repayments	(618,619)	(926,574)
5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $6,860 in 2013	—	440,640
10.25% Senior Notes - repurchases and redemptions	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000
Convertible senior subordinated notes - repurchases	(16)	—
Production loans - borrowings	533,781	359,582
Production loans - repayments	(261,868)	(301,385)
Pennsylvania Regional Center credit facility - repayments	—	(65,000)
Repurchase of common shares	(129,859)	—
Dividends paid	(23,536)	—
Excess tax benefits on equity-based compensation awards	6,767	—
Exercise of stock options	4,404	10,869
Tax withholding required on equity awards	(14,939)	(14,376)
Net Cash Flows Provided By (Used In) Financing Activities	177,615	(124,609)
Net Change In Cash And Cash Equivalents	1,106	15,303
Foreign Exchange Effects on Cash	2,088	(2,264)
Cash and Cash Equivalents - Beginning Of Period	25,692	62,363
Cash and Cash Equivalents - End Of Period	$28,886	$75,402
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a leading global entertainment company with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, family entertainment, digital distribution, new channel platforms and international distribution and sales.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$454,576	$509,831
Acquired libraries, net of accumulated amortization	11,153	14,329
Completed and not released	124,674	50,785
In progress	473,052	351,047
In development	30,765	22,336
Product inventory	22,342	31,248
	1,116,562	979,576
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	227,513	212,929
In progress	96,441	76,459
In development	6,877	5,609
	330,831	294,997
	$1,447,393	$1,274,573
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			December 31, 2014	March 31, 2014
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	9.00	$6,702	$10,236
Summit Entertainment	January 2012	20.00	17.00	4,451	4,093
Total acquired libraries				$11,153	$14,329
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2015. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2017.

3. Equity Method Investments
The carrying amounts of equity method investments at December 31, 2014 and March 31, 2014 were as follows:

	December 31, 2014
Equity Method Investee	Ownership Percentage	December 31, 2014	March 31, 2014
		(Amounts in thousands)
EPIX	31.2%	$98,416	$78,758
POP (formerly TVGN)	50.0%	92,134	86,298
Other Equity Method Investments(1)	Various	21,130	16,885
		$211,680	$181,941

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments for the three and nine months ended December 31, 2014 and 2013 were as follows (income (loss)):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Equity Method Investee	2014	2013	2014	2013
	(Amounts in thousands)
EPIX	$11,214	$5,614	$27,446	$21,236
POP (formerly TVGN)	(1,115)	(5,223)	(4,663)	(3,166)
Other Equity Method Investments(1)	799	(1,712)	14,570	(4,912)
	$10,898	$(1,321)	$37,353	$13,158
_________________________
(1)The Company records its share of the net income or loss of Other Equity Method Investments on a one quarter lag and, accordingly, during the three and nine months ended December 31, 2014 and 2013, the Company recorded its share of the income or loss generated by these entities for the three and nine months ended September 30, 2014 and 2013, respectively. Equity interest income from Other Equity Method Investments of $14.6 million for the nine months ended December 31, 2014 includes a gain on the sale of the Company's investment in FEARnet of $11.4 million. The Company sold all of its 34.5% interest in FEARnet on April 14, 2014, for a sales price of approximately $14.6 million. As a result of this transaction, the Company's equity interest in FEARnet was reduced to zero as of June 30, 2014.
The Company licenses certain of its theatrical releases and other films and television programs to EPIX and POP (formerly TVGN). A portion of the profits of these licenses reflecting the Company's ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the equity method investee through the amortization of the related asset, recorded on the equity method investee's balance sheet, over the license period.
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
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three and nine months ended December 31, 2014, the Company received distributions from EPIX of nil and $7.8 million, respectively. During the three and nine months ended December 31, 2013, the Company received distributions from EPIX of nil and $14.0 million, respectively. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million through December 31, 2014.
EPIX Financial Information:
The following table presents summarized balance sheet data as of December 31, 2014 and March 31, 2014 for EPIX:

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$221,417	$184,471
Non-current assets	$267,544	$247,231
Current liabilities	$117,394	$126,217
Non-current liabilities	$9,515	$9,459
The following table presents the summarized statement of operations for the three and nine months ended December 31, 2014 and 2013 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenues	$101,124	$89,768	$288,424	$261,998
Expenses:
Operating expenses	59,224	60,973	178,690	182,259
Selling, general and administrative expenses	5,863	5,791	17,503	17,054
Operating income	36,037	23,004	92,231	62,685
Interest and other expense	(399)	(163)	(1,130)	(1)
Net income	$35,638	$22,841	$91,101	$62,684
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$35,638	$22,841	$91,101	$62,684
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	11,101	7,115	28,378	19,526
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(1,935)	(3,606)	(7,007)	(9,226)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	2,048	2,105	6,075	10,936
Total equity interest income recorded	$11,214	$5,614	$27,446	$21,236
__________________

(1)
Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX. The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the profit eliminated for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenue recognized on licensing sales to EPIX	$15,349	$24,740	$41,281	$47,871

Gross profit on licensing sales to EPIX	$6,213	$11,576	$22,493	$29,619
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
Elimination of the Company's share of profits on licensing sales to EPIX	$1,935	$3,606	$7,007	$9,226

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

POP (formerly TVGN). In January 2015, TVGN was rebranded as POP, a multi-platform destination dedicated to celebrating the fun of being a fan. The Company’s investment interest in POP consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company has determined that it is not the primary beneficiary of POP because the power to direct the activities that most significantly impact the economic performance of POP is shared with CBS Corporation ("CBS"). Accordingly, the Company's interest in POP is being accounted for under the equity method of accounting. During the three and nine months ended December 31, 2014, the Company made contributions to POP of nil and $10.5 million, respectively.
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
POP Financial Information:
The following table presents summarized balance sheet data as of December 31, 2014 and March 31, 2014 for POP:

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Current assets	$31,594	$27,150
Non-current assets	$192,430	$196,011
Current liabilities	$29,583	$30,653
Non-current liabilities	$6,970	$12,334
Redeemable preferred stock	$377,062	$325,204
The following table presents the summarized statement of operations for the three and nine months ended December 31, 2014 and 2013 for POP and a reconciliation of the net loss reported by POP to equity interest loss recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenues	$20,507	$20,058	$59,073	$55,023
Expenses:
Cost of services	8,645	13,874	26,938	27,877
Selling, marketing, and general and administration	11,934	12,446	34,527	32,923
Depreciation and amortization	1,928	2,040	5,866	6,034
Operating loss	(2,000)	(8,302)	(8,258)	(11,811)
Other expense (income)	6	160	391	(1,230)
Interest expense, net	160	297	551	979
Accretion of redeemable preferred stock units(1)	12,461	10,347	35,361	29,498
Total interest expense, net	12,627	10,804	36,303	29,247
Loss from continuing operations	(14,627)	(19,106)	(44,561)	(41,058)
Loss from discontinued operations	—	(1,685)	—	(2,799)
Net loss	$(14,627)	$(20,791)	$(44,561)	$(43,857)
Reconciliation of net loss reported by POP to equity interest loss:
Net loss reported by POP	$(14,627)	$(20,791)	$(44,561)	$(43,857)
Ownership interest in POP	50%	50%	50%	50%
The Company's share of net loss	(7,314)	(10,396)	(22,281)	(21,929)
Gain on sale of the Company's 50% share of TVGuide.com(2)	—	—	—	3,960
Accretion of dividend and interest income on redeemable preferred stock units(1)	6,231	5,173	17,681	14,749
Elimination of the Company's share of profits on licensing sales to POP	—	—	(367)	—
Realization of the Company’s share of profits on licensing sales to POP	(32)	—	304	54
Total equity interest loss recorded	$(1,115)	$(5,223)	$(4,663)	$(3,166)
 ___________________

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Accretion of mandatorily redeemable preferred stock units represents POP's 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units held by the Company and the other interest holder. The Company recorded its share of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest income (loss).

(2)
Represents the gain on the May 31, 2013 sale of the Company's 50% interest in TVGuide.com. As a result of the sale, TVGuide.com is considered a discontinued operation by POP, and accordingly, the revenues and expenses of TVGuide.com prior to the transaction for all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations for POP.

Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital, a multi-platform digital media company with a strong presence in the youth market, to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 16.0%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
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
Tribeca Short List. Tribeca Short List is a subscription video-on-demand (SVOD) service. The Company made an initial investment of $2.1 million during the three months ended December 31, 2014. The Company holds a 75.0% economic interest, however, the power to direct the activities that most significantly impact the economic performance of Tribeca Short List is shared equally with Tribeca Enterprises. Accordingly, the Company's interest in Tribeca Short List is being accounted for under the equity method of accounting.

4. Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$29,084	$34,722
Prepaid expenses and other	40,648	33,347
Finite-lived intangible assets	1,640	2,998
	$71,372	$71,067
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Senior revolving credit facility	$160,500	$97,619
5.25% Senior Notes	225,000	225,000
Term Loan, net of unamortized discount of $1,979 (March 31, 2014 - $2,247)	223,021	222,753
Convertible senior subordinated notes, net of unamortized discount of $4,753 (March 31, 2014 - $10,397)	113,271	131,788
	$721,792	$677,160
The following table sets forth future annual contractual principal payment commitments of corporate debt as of December 31, 2014:

	Conversion Price Per Share at December 31, 2014	Maturity Date or Next Holder Redemption Date(1)	Year Ended March 31,
Debt Type			2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$160,500	$—	$—	$160,500
5.25% Senior Notes	N/A	August 2018	—	—	—	—	225,000	—	225,000
Term Loan	N/A	July 2020	—	—	—	—	—	225,000	225,000
Principal amounts of convertible senior subordinated notes:
April 2009 3.625% Notes	$8.17	March 2015	16,174	—	—	—	—	—	16,174
January 2012 4.00% Notes	$10.40	January 2017	—	—	41,850	—	—	—	41,850
April 2013 1.25% Notes	$29.71	April 2018	—	—	—	—	60,000	—	60,000
			$16,174	$—	$41,850	$160,500	$285,000	$225,000	728,524
Less aggregate unamortized discount									(6,732)
									$721,792
____________________

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, and at December 31, 2014 there was $639.5 million available (March 31, 2014 — $702.3 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to nil at December 31, 2014 (March 31, 2014 — $0.1 million).
Maturity Date. September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of December 31, 2014, the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.67% and 2.65% on borrowings outstanding as of December 31, 2014 and March 31, 2014, respectively).

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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2014, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.25% Senior Notes and Term Loan

Issuance. In July 2013, contemporaneous with the redemption of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes") discussed below, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan (the "Term Loan"), for an aggregate amount of $222.5 million, net of an original issue discount of $2.5 million (collectively, the "New Issuances"). Transaction costs of $4.2 million relating to these borrowings were capitalized as deferred financing costs and are being amortized to interest expense using the effective interest method over the terms of the respective borrowings. Transaction costs of $2.6 million relating to the portion of these borrowings deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption were expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Interest:

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, and commenced on February 1, 2014.

(ii)
Term Loan: Bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% or 4.00%, respectively. The base rate is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity, and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter. The effective interest rate on borrowings outstanding as of December 31, 2014 was approximately 5.00% (March 31, 2014 - 5.00%).

Maturity:

(i)	5.25% Senior Notes: August 1, 2018

(ii)	Term Loan: July 19, 2020

Covenants. The 5.25% Senior Notes and Term Loan contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2014, the Company was in compliance with all applicable covenants.

10.25% Senior Notes
Repurchases. In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), the Company's wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. The Company recorded a loss on extinguishment in the quarter ended June 30, 2013 of $0.5 million, which included $0.2 million of deferred financing costs written off.

Redemptions. In July 2013, the Company called for early redemption of the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture, and accrued and unpaid interest to the date of redemption. In July 2013, the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the issuance of the 5.25% Senior Notes and the Term Loan discussed above, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under the Company's senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes. This, along with $19.8 million of deferred financing costs and unamortized debt discount related to the redeemed notes, will be amortized over the life of the New Issuances to the extent deemed to be a modification of terms with creditors participating in both the New Issuances and the 10.25% Senior Notes redemption. The remaining amount of those costs plus certain New Issuance costs (as discussed above) amounting to $35.9 million in aggregate was expensed as an early extinguishment of debt in the quarter ended September 30, 2013.

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at December 31, 2014 and March 31, 2014:

	Maturity Date or Next Holder Redemption Date	Conversion Price at December 31, 2014	December 31, 2014			March 31, 2014
Convertible Senior Subordinated Notes			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
October 2004 2.9375% Notes	N/A	N/A	$—	$—	$—	$115	$—	$115
April 2009 3.625% Notes	March 15, 2015	$8.17	16,174	(370)	15,804	40,220	(4,605)	35,615
January 2012 4.00% Notes	January 11, 2017	$10.40	41,850	(4,383)	37,467	41,850	(5,792)	36,058
April 2013 1.25% Notes	April 15, 2018	$29.71	60,000	—	60,000	60,000	—	60,000
			$118,024	$(4,753)	$113,271	$142,185	$(10,397)	$131,788

April 2009 3.625% Notes: In April 2009, LGEI issued approximately $66.6 million of April 2009 3.625% Notes, of which $16.2 million was allocated to the equity component. Interest is payable semi-annually on March 15 and September 15 of each year. The notes mature on March 15, 2025, and are redeemable by the Company on or after March 15, 2015, at a price equal to 100% of the principal amount to be redeemed, plus unpaid interest through the date of redemption. The holder may require LGEI to repurchase the April 2009 3.625% Notes on March 15, 2015, 2018 and 2023 or upon a “designated event,” (as defined in the governing indenture), at a price equal to 100% of the principal amount to be repurchased plus unpaid interest.

January 2012 4.00% Notes: In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes, of which $10.1 million was allocated to the equity component. Interest is payable semi-annually on January 15 and July 15 of each year.

April 2013 1.25% Notes: In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes. Interest is payable semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2013.

Conversion Features: The convertible senior subordinated notes are convertible, at any time, into the number of common shares of the Company determined by the principal amount being converted divided by the conversion price, subject to adjustment in certain circumstances.

The April 2009 3.625% Notes and the January 2012 4.00% Notes provide that upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. Accounting rules require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method. The effective interest rate on the liability component of these notes is as follows: April 2009 3.625% Notes - 17.26%; January 2012 4.00% Notes - 9.56%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The April 2013 1.25% Notes are convertible only into the Company's common shares and do not carry an option to be settled in cash upon conversion, and accordingly, have been recorded at their principal amount (not reduced by a debt discount for the equity component).
Conversions. In the nine months ended December 31, 2014, $24.0 million of the principal amount of the April 2009 3.625% Notes were converted into 2,929,899 common shares at a conversion price of approximately $8.21 per share, and $0.1 million of the principal amount of the October 2004 2.9375% Notes were converted into 8,634 common shares at a conversion price of approximately $11.46 per share. The Company recorded a loss on extinguishment of debt in the three and nine months ended December 31, 2014 of $0.7 million and $1.3 million, respectively, representing the excess of the fair value of the liability component of the April 2009 3.625% Notes converted over their carrying values, plus the deferred financing costs written off.
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three and nine months ended December 31, 2014 and 2013 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$776	$1,191	$2,705	$3,581
Amortization of discount on liability component and debt issuance costs	1,061	2,195	4,322	6,432
	$1,837	$3,386	$7,027	$10,013

6. Participations and Residuals
The Company expects approximately 58% of accrued participations and residuals will be paid during the one-year period ending December 31, 2015.

7. Film Obligations and Production Loans

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Film obligations	$46,769	$80,904
Production loans	690,796	418,883
Total film obligations and production loans	$737,565	$499,787

The following table sets forth future annual repayment of film obligations and production loans as of December 31, 2014:

	Three Months Ended
	March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)
Film obligations	$24,612	$16,680	$2,964	$2,000	$1,000	$—	$47,256
Production loans	85,884	391,781	213,131	—	—	—	690,796
	$110,496	$408,461	$216,095	$2,000	$1,000	$—	738,052
Less imputed interest on film obligations							(487)
							$737,565
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.26% to 3.51%.

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

•
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company measures the fair value of its investment in POP's (formerly TVGN's) Mandatorily Redeemable Preferred Stock Units using primarily a discounted cash flow analysis based on the expected cash flows of the investment. The analysis reflects the contractual terms of the investment, including the period to maturity, and uses a discount rate commensurate with the risk associated with the investment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in POP's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2014 and March 31, 2014:

	December 31, 2014		March 31, 2014
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in POP's Mandatorily Redeemable Preferred Stock Units	$92,134	$116,938	$86,298	$99,907

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$—	$—	$115	$111
April 2009 3.625% Notes	15,804	16,305	35,615	40,140
January 2012 4.00% Notes	37,467	41,435	36,058	41,401
April 2013 1.25% Notes	60,000	51,834	60,000	51,411
Production loans	690,796	690,796	418,883	418,883
5.25% Senior Notes	225,000	229,923	225,000	223,313
Term Loan	223,021	226,125	222,753	225,844
	$1,252,088	$1,256,418	$998,424	$1,001,103

9. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three and nine months ended December 31, 2014 and 2013 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$98,185	$88,763	$162,227	$102,885
Denominator:
Weighted average common shares outstanding	139,963	137,946	138,618	137,097
Basic Net Income Per Common Share	$0.70	$0.64	$1.17	$0.75

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three and nine months ended December 31, 2014 and 2013 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$98,185	$88,763	$162,227	$102,885
Add:
Interest on convertible notes, net of tax	1,163	2,137	4,456	6,315
Numerator for Diluted Net Income Per Common Share	$99,348	$90,900	$166,683	$109,200

Denominator:
Weighted average common shares outstanding	139,963	137,946	138,618	137,097
Effect of dilutive securities:
Conversion of notes	8,360	13,815	9,995	13,842
Share purchase options	2,943	2,797	2,662	2,619
Restricted share units	447	579	441	639
Adjusted weighted average common shares outstanding	151,713	155,137	151,716	154,197
Diluted Net Income Per Common Share	$0.65	$0.59	$1.10	$0.71
For the three and nine months ended December 31, 2014 and 2013, the Company's outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Anti-dilutive shares issuable
Share purchase options	3,122	2,630	4,334	2,203
Restricted share units	97	117	144	52
Contingently issuable shares	298	451	286	446
Total weighted average anti-dilutive shares issuable excluded from Diluted Net Income Per Common Share	3,517	3,198	4,764	2,701

10. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at December 31, 2014 and March 31, 2014. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014	March 31, 2014
	(Amounts in thousands)
Stock options outstanding, average exercise price $22.06 (March 31, 2014 - $20.83)	12,104	10,894
Restricted share units — unvested	1,784	2,139
Share purchase options and restricted share units available for future issuance	7,643	3,471
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.46 per share at March 31, 2014	—	10
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.17 per share (March 31, 2014 - $8.22)	1,980	4,893
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.40 per share (March 31, 2014 - $10.46)	4,024	4,001
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.71 per share (March 31, 2014 - $29.89)	2,020	2,007
Shares reserved for future issuance	29,555	27,415

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2014, and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Compensation Expense:
Stock Options	$7,551	$5,393	$25,560	$15,131
Restricted Share Units and Other Share-based Compensation	6,477	6,597	19,515	22,032
Share Appreciation Rights	1,104	74	3,800	15,036
	15,132	12,064	48,875	52,199
Impact of accelerated vesting on stock options and restricted share units(1)	—	—	1,194	—
Total share-based compensation expense	$15,132	$12,064	$50,069	$52,199

Tax impact(2)	(5,547)	(4,464)	(18,355)	(19,314)
Reduction in net income	$9,585	$7,600	$31,714	$32,885
____________________________

(1)
Represents the impact of the acceleration of certain vesting schedules for stock options and restricted share units pursuant to the severance arrangements related to the integration of the marketing operations of the Company's Lionsgate and Summit film labels.

(2)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option and restricted share unit activity during the nine months ended December 31, 2014:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2014	10,894,010	$20.83	2,139,175	$23.38
Granted	1,505,267	$29.89	766,652	$29.48
Options exercised or RSUs vested	(268,247)	$16.42	(1,108,305)	$22.17
Forfeited or expired	(27,238)	$17.65	(14,011)	$18.98
Outstanding at December 31, 2014	12,103,792	$22.06	1,783,511	$27.02
During the nine months ended December 31, 2014, 75,000 cash-settled share appreciation rights were exercised resulting in a cash payment of $1.7 million.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were $6.8 million and nil for the nine months ended December 31, 2014 and 2013, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2014 are $57.4 million and $30.1 million, respectively, and are expected to be recognized over a weighted average period of 2.1 and 1.7 years, respectively.

(c) Share Repurchases

On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. From April 1, 2014 through December 31, 2014, 4.6 million common shares were repurchased for an aggregate price of $123.6 million (weighted average repurchase price of $26.91 per share). See Note 18 for shares repurchased through January 21, 2015.

(d) Dividends

On December 12, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on February 6, 2015, to shareholders of record as of December 31, 2014. As the Company had an accumulated deficit at the time this dividend was declared, this dividend was recorded as a reduction to common shares on the unaudited consolidated statement of shareholders' equity at December 31, 2014. As of December 31, 2014, the Company had $9.8 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited consolidated balance sheet.

11. Income Taxes
The income tax provision for the three and nine months ended December 31, 2014 and 2013 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the quarter, plus or minus the tax effects of items that relate discretely to the quarter, if any.
For the three months ended December 31, 2014, the tax provision included a discrete benefit of $0.3 million, and for the nine months ended December 31, 2014 the tax provision included a discrete charge of $4.2 million associated with the gain on sale of our interest in FEARnet and a discrete charge of $0.4 million from other discrete items. For the nine months ended December 31, 2013, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction and other discrete items.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Government Assistance
Tax credits earned for film and television production activity for the three and nine months ended December 31, 2014 totaled $103.5 million and $193.0 million, respectively (three and nine months ended December 31, 2013 - $15.0 million and $62.0 million, respectively) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at December 31, 2014 includes $272.9 million with respect to tax credits receivable (March 31, 2014 - $115.3 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.
13. Segment Information
Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of December 31, 2014: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Segment revenues
Motion Pictures	$590,072	$757,646	$1,320,012	$1,630,599
Television Production	161,227	82,293	433,546	277,797
	$751,299	$839,939	$1,753,558	$1,908,396
Direct operating expenses
Motion Pictures	$260,309	$324,124	$583,792	$737,297
Television Production	140,267	73,389	362,048	228,459
	$400,576	$397,513	$945,840	$965,756
Distribution and marketing
Motion Pictures	$162,884	$222,979	$396,587	$527,774
Television Production	8,555	10,556	25,050	22,723
	$171,439	$233,535	$421,637	$550,497
Gross segment contribution
Motion Pictures	$166,879	$210,543	$339,633	$365,528
Television Production	12,405	(1,652)	46,448	26,615
	$179,284	$208,891	$386,081	$392,143
Segment general and administration
Motion Pictures	$18,669	$16,882	$54,252	$49,316
Television Production	3,172	3,488	10,081	10,043
	$21,841	$20,370	$64,333	$59,359
Segment profit (loss)
Motion Pictures	$148,210	$193,661	$285,381	$316,212
Television Production	9,233	(5,140)	36,367	16,572
	$157,443	$188,521	$321,748	$332,784

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses.
Segment profit (loss) is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Company’s total segment profit	$157,443	$188,521	$321,748	$332,784
Shared services and corporate expenses:
Share-based compensation expense	(15,132)	(12,064)	(48,875)	(52,199)
Restructuring charges(1)	(766)	—	(7,008)	—
Administrative proceeding(2)	—	(7,500)	—	(7,500)
Other shared services and corporate expenses	(23,668)	(25,643)	(66,759)	(67,062)
Total shared services and corporate expenses	(39,566)	(45,207)	(122,642)	(126,761)
Depreciation and amortization	(1,708)	(1,530)	(4,685)	(4,766)
Operating income	116,169	141,784	194,421	201,257
Interest expense	(13,551)	(15,574)	(39,594)	(52,560)
Interest and other income	623	1,771	2,188	4,750
Loss on extinguishment of debt	(690)	—	(1,276)	(36,653)
Equity interests income (loss)	10,898	(1,321)	37,353	13,158
Income before income taxes	$113,449	$126,660	$193,092	$129,952
________________________

(1)
Restructuring charges in the nine months ended December 31, 2014 primarily consist of severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 10).

(2)	Administrative proceeding represents the settlement of an administrative order.
The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2014 and March 31, 2014:

	December 31, 2014			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$611,888	$362,691	$974,579	$580,906	$304,665	$885,571
Investment in films and television programs, net	1,116,562	330,831	1,447,393	979,576	294,997	1,274,573
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$2,022,817	$722,483	$2,745,300	$1,854,849	$628,623	$2,483,472
Other unallocated assets (primarily cash, other assets, and equity method investments)			396,205			368,160
Total assets			$3,141,505			$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$89,041	$212,598	$517,385	$432,208
Television Production	87,409	142,049	298,084	260,735
	$176,450	$354,647	$815,469	$692,943

Purchases of property and equipment amounted to $6.8 million and $11.3 million for the three and nine months ended December 31, 2014, respectively, and $2.7 million and $6.1 million for the three and nine months ended December 31, 2013, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

14. Contingencies
Two purported Lions Gate stockholders have initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions are captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 2014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions allege, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. On October 28, 2014, the court consolidated the actions under the caption In re Lions Gate Entertainment Corp. Securities Litigation, Case No. 1:14-cv-05197-JGK, and appointed lead plaintiff and lead counsel. A consolidated amended complaint was filed December 29, 2014. The Company does not believe these actions have any merit and intends to vigorously defend against them.
In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teachers Retirement System, demanding that the Company seek to recover the costs of the SEC investigation, including the fine paid, from the directors who were on the board at the time the July 20, 2010 transactions occurred. The board is considering the demand as provided by law. On October 1, 2014, Arkansas Teachers Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate.
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

The following tables present condensed consolidating financial information as of December 31, 2014 and March 31, 2014, and for the nine months ended December 31, 2014 and 2013 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$839	$15,501	$12,546	$—	$28,886
Restricted cash	—	7,508	—	—	7,508
Accounts receivable, net	741	5,581	968,257	—	974,579
Investment in films and television programs, net	—	6,394	1,440,999	—	1,447,393
Property and equipment, net	—	20,685	1,745	—	22,430
Equity method investments	—	5,947	205,800	(67)	211,680
Goodwill	10,172	—	313,156	—	323,328
Other assets	3,636	65,305	8,467	(6,036)	71,372
Deferred tax assets	6,766	38,974	8,589	—	54,329
Subsidiary investments and advances	1,273,816	1,277,306	2,055,224	(4,606,346)	—
	$1,295,970	$1,443,201	$5,014,783	$(4,612,449)	$3,141,505
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$160,500	$—	$—	$—	$160,500
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	223,021	—	—	—	223,021
Accounts payable and accrued liabilities	19,453	69,295	182,353	—	271,101
Participations and residuals	—	3,417	459,676	—	463,093
Film obligations and production loans	—	—	737,565	—	737,565
Convertible senior subordinated notes	—	113,271	—	—	113,271
Deferred revenue	—	8,813	271,145	—	279,958
Intercompany payable	—	1,414,020	1,991,164	(3,405,184)	—
Shareholders’ equity (deficiency)	667,996	(165,615)	1,372,880	(1,207,265)	667,996
	$1,295,970	$1,443,201	$5,014,783	$(4,612,449)	$3,141,505

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$21,565	$1,732,520	$(527)	$1,753,558
EXPENSES:
Direct operating	2	3,243	942,595	—	945,840
Distribution and marketing	—	1,575	420,062	—	421,637
General and administration	2,383	115,942	69,010	(360)	186,975
Depreciation and amortization	—	2,721	1,964	—	4,685
Total expenses	2,385	123,481	1,433,631	(360)	1,559,137
OPERATING INCOME (LOSS)	(2,385)	(101,916)	298,889	(167)	194,421
Other expenses (income):
Interest expense	25,919	138,139	96,941	(221,405)	39,594
Interest and other income	(126,019)	(2,766)	(94,457)	221,054	(2,188)
Loss on extinguishment of debt	—	1,276	—	—	1,276
Total other expenses (income)	(100,100)	136,649	2,484	(351)	38,682
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	97,715	(238,565)	296,405	184	155,739
Equity interests income (loss)	66,045	317,176	37,224	(383,092)	37,353
INCOME (LOSS) BEFORE INCOME TAXES	163,760	78,611	333,629	(382,908)	193,092
Income tax provision (benefit)	1,533	12,566	52,982	(36,216)	30,865
NET INCOME (LOSS)	162,227	66,045	280,647	(346,692)	162,227
Foreign currency translation adjustments	(3,473)	(4,383)	(1,301)	4,991	(4,166)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	693	—	693
COMPREHENSIVE INCOME (LOSS)	$158,754	$61,662	$280,039	$(341,701)	$158,754

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$93,761	$16,210	$(273,012)	$—	$(163,041)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14,575	—	14,575
Investment in equity method investees	—	(2,150)	(12,600)	—	(14,750)
Other investments	—	(2,000)	—	—	(2,000)
Purchases of property and equipment	—	(9,309)	(1,984)	—	(11,293)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(13,459)	(9)	—	(13,468)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	681,500	—	—	—	681,500
Senior revolving credit facility - repayments	(618,619)	—	—	—	(618,619)
Convertible senior subordinated notes - repurchases	—	(16)	—	—	(16)
Production loans - borrowings	—	—	533,781	—	533,781
Production loans - repayments	—	—	(261,868)	—	(261,868)
Repurchase of common shares	(129,859)	—	—	—	(129,859)
Dividends paid	(23,536)	—	—	—	(23,536)
Excess tax benefits on equity-based compensation awards	—	6,767	—	—	6,767
Exercise of stock options	4,404	—	—	—	4,404
Tax withholding required on equity awards	(14,939)	—	—	—	(14,939)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(101,049)	6,751	271,913	—	177,615
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,288)	9,502	(1,108)	—	1,106
FOREIGN EXCHANGE EFFECTS ON CASH	(1)	—	2,089	—	2,088
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,128	5,999	11,565	—	25,692
CASH AND CASH EQUIVALENTS — END OF PERIOD	$839	$15,501	$12,546	$—	$28,886

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$6,748	$20,989	$1,889,642	$(8,983)	$1,908,396
EXPENSES:
Direct operating	(254)	(2,933)	968,943	—	965,756
Distribution and marketing	2	2,490	548,005	—	550,497
General and administration	1,344	124,084	61,093	(401)	186,120
Depreciation and amortization	—	1,608	3,158	—	4,766
Total expenses	1,092	125,249	1,581,199	(401)	1,707,139
OPERATING INCOME (LOSS)	5,656	(104,260)	308,443	(8,582)	201,257
Other expenses (income):
Interest expense	12,496	70,840	20,036	(50,812)	52,560
Interest and other income	(33,592)	(4,838)	(17,132)	50,812	(4,750)
Loss on extinguishment of debt	2,600	34,053	—	—	36,653
Total other expenses (income)	(18,496)	100,055	2,904	—	84,463
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	24,152	(204,315)	305,539	(8,582)	116,794
Equity interests income (loss)	74,296	298,123	18,328	(377,589)	13,158
INCOME (LOSS) BEFORE INCOME TAXES	98,448	93,808	323,867	(386,171)	129,952
Income tax provision (benefit)	(4,437)	19,512	67,244	(55,252)	27,067
NET INCOME (LOSS)	102,885	74,296	256,623	(330,919)	102,885
Foreign currency translation adjustments	3,334	(59)	26,082	(25,253)	4,104
Net unrealized loss on foreign exchange contracts, net of tax	—	—	(770)	—	(770)
COMPREHENSIVE INCOME (LOSS)	$106,219	$74,237	$281,935	$(356,172)	$106,219

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(630,884)	$761,836	$14,882	$—	$145,834
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(16,500)	—	(17,250)
Distributions from equity method investee in excess of earnings	—	—	4,169	—	4,169
Repayment of loans receivable	—	—	4,275	—	4,275
Purchases of property and equipment	—	(4,276)	(1,840)	—	(6,116)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(5,026)	(896)	—	(5,922)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	319,119	463,100	—	—	782,219
Senior revolving credit facility - repayments	(125,000)	(801,574)	—	—	(926,574)
5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $6,860	440,640	—	—	—	440,640
10.25% Senior Notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	359,582	—	359,582
Production loans - repayments	—	—	(301,385)	—	(301,385)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Exercise of stock options	10,869	—	—	—	10,869
Tax withholding required on equity awards	(14,376)	—	—	—	(14,376)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	631,252	(749,058)	(6,803)	—	(124,609)
NET CHANGE IN CASH AND CASH EQUIVALENTS	368	7,752	7,183	—	15,303
FOREIGN EXCHANGE EFFECTS ON CASH	(210)	—	(2,054)	—	(2,264)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$750	$44,586	$30,066	$—	$75,402

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2014, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 23 months from December 31, 2014):

December 31, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£19.6	in exchange for	$31.6	£0.62
Australian Dollar	A$31.9	in exchange for	$28.7	A$1.11
Canadian Dollar	C$0.6	in exchange for	$0.6	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2014 were gains of $0.3 million and $0.7 million, respectively (2013 - losses of $0.1 million and $0.8 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2014 were nil and $0.4 million, respectively (2013 - nil) and are included in direct operating expenses in the consolidated statement of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of December 31, 2014, $6.0 million was included in other assets and $3.1 million in accounts payable and accrued liabilities (March 31, 2014 - $1.8 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and nine months ended December 31, 2014, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the nine months ended December 31, 2014 and 2013 is presented below.

	Nine Months Ended
	December 31,
	2014	2013
	(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 10)	$9,817	$6,900
Accrued share repurchases	$2,106	$—
Conversions of convertible senior subordinated notes (see Note 5)	$24,145	$3,150

There were no non-cash investing activities for the nine months ended December 31, 2014 and 2013.

18. Subsequent Events (Unaudited)

Share Repurchases. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through January 21, 2015, we have repurchased a total of 5.3 million common shares for an aggregate price of $144.8 million (weighted average repurchase price of $27.11 per share). Of these repurchases, 0.4 million common shares were repurchased for an aggregate price of $12.9 million (weighted average repurchase price of $29.81) during the period from January 1, 2015 to January 21, 2015. As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300 million share repurchase plan as of January 21, 2015.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2014 and 2013.
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

•
Motion Pictures - Other. Other revenues are derived from, among other things, the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and the licensing of our films and television programs to ancillary markets.

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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.8 million and $4.5 million on our total revenue in the three and nine months ended December 31, 2014, respectively (2013 - $1.9 million and $5.3 million, respectively).
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$590.1		$757.6		$(167.5)	(22.1)%
Television Production	161.2		82.3		78.9	95.9%
	$751.3		$839.9		$(88.6)	(10.5)%
Direct operating expenses
Motion Pictures	$260.3	44.1%	$324.1	42.8%	$(63.8)	(19.7)%
Television Production	140.3	87.0	73.4	89.2	66.9	91.1%
	$400.6	53.3%	$397.5	47.3%	$3.1	0.8%
Distribution and marketing
Motion Pictures	$162.9	27.6%	$223.0	29.4%	$(60.1)	(27.0)%
Television Production	8.6	5.3	10.6	12.9	(2.0)	(18.9)%
	$171.5	22.8%	$233.6	27.8%	$(62.1)	(26.6)%
Gross segment contribution
Motion Pictures	$166.9	28.3%	$210.5	27.8%	$(43.6)	(20.7)%
Television Production	12.4	7.7	(1.7)	(2.1)	14.1	(829.4)%
	$179.3	23.9%	$208.8	24.9%	$(29.5)	(14.1)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$170.9	$193.4	$(22.5)	(11.6)%
Television Production	12.2	7.3	4.9	67.1%
	$183.1	$200.7	$(17.6)	(8.8)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$186.4	$277.6	$(91.2)	(32.9)%
Home Entertainment	170.9	193.4	(22.5)	(11.6)%
Television	82.9	105.8	(22.9)	(21.6)%
International	79.4	117.1	(37.7)	(32.2)%
Lionsgate UK	62.7	55.9	6.8	12.2%
Other	7.8	7.8	—	—%
	$590.1	$757.6	$(167.5)	(22.1)%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2015 and Fiscal 2014 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the three months ended December 31, 2014 and 2013, respectively:

Three Months Ended December 31,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	November 2014	Tyler Perry's A Madea Christmas	December 2013
John Wick	October 2014	The Hunger Games: Catching Fire	November 2013
Addicted*	October 2014*	Ender's Game	November 2013
		Escape Plan	October 2013
_________________________________

*	Limited release.
Theatrical revenue of $186.4 million decreased $91.2 million, or 32.9%, in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, and was primarily driven by the performance and number of films (as listed above) released in the period from our Fiscal 2015 Theatrical Slate, compared to our Fiscal 2014 Theatrical Slate.

Motion Pictures — Home Entertainment Revenue

The following table sets forth the titles released on home entertainment from our theatrical slates in the three months ended December 31, 2014 and 2013, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's quarter, respectively:

Three Months Ended December 31,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
Step Up All In	November 2014	Red 2	November 2013
The Expendables 3	November 2014	Now You See Me	September 2013
Draft Day	September 2014	The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Tyler Perry's A Madea Christmas	November 2014	The Twilight Saga: Breaking Dawn - Part 2	March 2013
Divergent	August 2014
The Hunger Games: Catching Fire	March 2014
Prior Theatrical Slates(1):		Prior Theatrical Slates(1):
The Hunger Games	August 2012	The Hunger Games	August 2012
Managed Brands(2):		Managed Brands(2):
A Most Wanted Man	November 2014	Kevin Hart: Let Me Explain	October 2013
America: Imagine the World Without Her	October 2014	The Frozen Ground	October 2013
The Prince	October 2014	Mud	August 2013
		Duck Dynasty (multiple seasons)	Various
_________________________________

(1)	Prior Theatrical Slates includes our fiscal 2012 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.

(2)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.
The following table sets forth the components of home entertainment revenue by product category for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014			2013
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Fiscal 2015 Theatrical Slate	$27.7	$10.3	$38.0	$—	$—	$—
Fiscal 2014 Theatrical Slate	26.8	15.0	41.8	28.7	25.0	53.7
Fiscal 2013 Theatrical Slate	4.9	2.0	6.9	15.1	8.1	23.2
Prior Theatrical Slates	9.0	3.8	12.8	25.8	4.4	30.2
Total Theatrical Slates	68.4	31.1	99.5	69.6	37.5	107.1
Managed Brands	46.8	21.5	68.3	60.0	25.1	85.1
Other Feature Film(3)	1.8	1.3	3.1	0.8	0.4	1.2
	$117.0	$53.9	$170.9	$130.4	$63.0	$193.4
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.

(3)	Other Feature Film includes certain specialty theatrical releases and other titles.
Home entertainment revenue of $170.9 million decreased $22.5 million, or 11.6%, in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Of the decrease, approximately $16.8 million was from Managed Brands and $7.6 million was from our theatrical slates. The decrease in Managed Brands revenue was primarily due to the number and performance of titles released in the three months ended December 31, 2014 and prior quarters, as compared to the titles released in the three months ended December 31, 2013 and prior quarters. The decrease in our theatrical slates in the three months ended December 31, 2014 was primarily due to the decrease in our Prior Theatrical Slates category, largely driven by Summit titles released prior to acquisition due to the static nature of this product category. In addition, the Fiscal 2015 Theatrical Slate generated less revenue in the three months ended December 31, 2014 than the Fiscal 2014 Theatrical Slate in the three months ended December 31, 2013, due primarily to the revenues generated from the titles listed above. This decrease in revenue was partially offset by contributions from our Fiscal 2014 Theatrical Slate in the three months ended December 31, 2014, driven by the performance of Divergent and the release of Tyler Perry's A Madea Christmas in the current quarter.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended December 31, 2014 and 2013:

Three Months Ended December 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	Sinister
Fiscal 2013 Theatrical Slate:	Snitch
The Expendables 2	Temptation: Confessions of a Marriage Counselor
Prior Theatrical Slates:	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games	Warm Bodies
Managed Brands:
God's Not Dead

The following table sets forth the components of television revenue by product category for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Fiscal 2015 Theatrical Slate	$2.1	$—	$2.1	100.0%
Fiscal 2014 Theatrical Slate	21.7	7.3	14.4	197.3%
Fiscal 2013 Theatrical Slate	11.7	65.9	(54.2)	(82.2)%
Prior Theatrical Slates	29.7	23.4	6.3	26.9%
Total Theatrical Slates	65.2	96.6	(31.4)	(32.5)%
Managed Brands	14.0	8.8	5.2	59.1%
Other Feature Film	3.7	0.4	3.3	NM
	$82.9	$105.8	$(22.9)	(21.6)%
___________________
NM - Percentage not meaningful

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.
Television revenue decreased in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due primarily to the fewer number of titles with television windows opening in the period from our smaller Fiscal 2014 Theatrical Slate as compared to our Fiscal 2013 Theatrical Slate.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended December 31, 2014 and 2013:

Three Months Ended December 31,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Escape Plan
The Hunger Games: Mockingjay - Part 1	Now You See Me
Red 2
The Hunger Games: Catching Fire
Fiscal 2013 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2
The following table sets forth the components of international revenue by product category for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2015 Theatrical Slate	$59.3	$—	$59.3	100.0%
Fiscal 2014 Theatrical Slate	5.1	86.4	(81.3)	(94.1)%
Fiscal 2013 Theatrical Slate	3.1	16.3	(13.2)	(81.0)%
Prior Theatrical Slates	5.3	10.3	(5.0)	(48.5)%
Total Theatrical Slates	72.8	113.0	(40.2)	(35.6)%
Managed Brands	2.2	2.2	—	—%
Other Feature Film	4.4	1.9	2.5	131.6%
	$79.4	$117.1	$(37.7)	(32.2)%
___________________

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.

International motion pictures revenue decreased in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to the revenue generated by the titles and product categories listed above.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK motion pictures revenue for the three months ended December 31, 2014 and 2013:

Three Months Ended December 31,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
The Expendables 3	The Hunger Games: Catching Fire
The Hunger Games: Mockingjay - Part 1
Lionsgate UK third party product:	Lionsgate UK third party product:
Postman Pat: The Movie	Olympus Has Fallen
The Railway Man	Managed Brands:
Redemption
The following table sets forth the components of Lionsgate UK motion pictures revenue by product category for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK motion pictures revenues(1)
Fiscal 2015 Theatrical Slate	$26.4	$—	$26.4	100.0%
Fiscal 2014 Theatrical Slate	2.7	20.3	(17.6)	(86.7)%
Fiscal 2013 Theatrical Slate	1.8	2.3	(0.5)	(21.7)%
Prior Theatrical Slates	1.8	4.2	(2.4)	(57.1)%
Total Theatrical Slates	32.7	26.8	5.9	22.0%
Lionsgate UK third party product	24.9	22.3	2.6	11.7%
Managed Brands	4.8	6.3	(1.5)	(23.8)%
Other Feature Film	0.3	0.5	(0.2)	(40.0)%
	$62.7	$55.9	$6.8	12.2%
______________________
NM - Percentage not meaningful

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.
Lionsgate UK motion pictures revenue increased in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, due primarily to revenue generated from the titles and product categories listed above.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television Production
Domestic television	$124.4	$52.0	$72.4	139.2%
International	23.6	20.5	3.1	15.1%
Home entertainment revenue from television production	12.2	7.3	4.9	67.1%
Other	1.0	2.5	(1.5)	(60.0)%
	$161.2	$82.3	$78.9	95.9%

Television Production - Domestic Television
Domestic television revenue increased in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to an increase in television episodes delivered during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Television episodes delivered for original exhibition during the three months ended December 31, 2014 and 2013 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		December 31, 2014				December 31, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	15	7.5	Anger Management	1/2hr	11	5.5
Ascension	1hr	6	6.0	Nashville - Season 2	1hr	8	8.0
Mad Men - Season 7	1hr	5	5.0	Orange Is The New Black - Season 2	1hr	2	2.0
Manhattan - Season 1	1hr	2	2.0	Other(1)	1/2hr & 1hr	24	14.5
Nashville - Season 3	1hr	7	7.0
Orange Is The New Black - Season 3	1hr	7	7.0
Other(1)	1/2hr & 1hr	32	24.0
		74	58.5			45	30.0
______________________

(1)
Other in the three months ended December 31, 2014 includes episodes delivered for Alaska: Battle on the Bay, Deal With It (Season 2), Deion's Family Playbook, and Flea Market Flip (Season 4). Other in the three months ended December 31, 2013 includes episodes delivered for I Brake For Yard Sales, Flea Market Flip (Season 3), Tequila Sisters (Season 1), and The Royals.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended December 31, 2014 from Celebrity Name Game, Family Feud (Seasons 7 & 8), and The Wendy Williams Show (Season 6), and in the three months ended December 31, 2013, from Are We There Yet, Family Feud (Seasons 6 & 7), House of Payne, Meet The Browns, and The Wendy Williams Show (Seasons 4 & 5).

Television Production - International Revenue
International revenue in the three months ended December 31, 2014 increased as compared to the three months ended December 31, 2013. International revenue in the three months ended December 31, 2014 primarily included revenue from Anger Management, Nashville (Seasons 2 and 3), Mad Men (Season 6) and Orange Is The New Black (Season 3). International revenue in the three months ended December 31, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), and Nashville (Seasons 1 & 2).

Television Production - Home Entertainment Revenue from Television Production
The increase in home entertainment revenue from television production is primarily due to an increase in digital media revenue, which amounted to $8.6 million in the three months ended December 31, 2014, as compared to $2.2 million in the three months ended December 31, 2013, offset in part by a slight decrease in packaged media revenue, which amounted to $3.7 million in the three months ended December 31, 2014, as compared to $5.1 million in the three months ended December 31, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended December 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$170.0	$110.4	$280.4	$207.1	$53.3	$260.4
Participation and residual expense	86.0	28.8	114.8	117.8	20.0	137.8
Other expenses	4.3	1.1	5.4	(0.8)	0.1	(0.7)
	$260.3	$140.3	$400.6	$324.1	$73.4	$397.5
Direct operating expenses as a percentage of segment revenues	44.1%	87.0%	53.3%	42.8%	89.2%	47.3%
Direct operating expenses of the Motion Pictures segment of $260.3 million for the three months ended December 31, 2014 were 44.1% of motion pictures revenue, compared to $324.1 million, or 42.8% of motion pictures revenue for the three months ended December 31, 2013. The decrease in direct operating expenses of $63.8 million is primarily due to a decrease in motion pictures revenue in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily due to the change in the mix of titles generating revenue in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, and was primarily driven by our theatrical slates. Included in amortization expense are investment in film write-downs of approximately $13.5 million in the three months ended December 31, 2014, compared to $3.2 million in the three months ended December 31, 2013. Other direct operating expenses in the three months ended December 31, 2014 consisted primarily of foreign exchange losses and the provision for doubtful accounts, as compared to foreign exchange gains offset in part by the provision for doubtful accounts in the three months ended December 31, 2013.
Direct operating expenses of the Television Production segment of $140.3 million for the three months ended December 31, 2014 were 87.0% of television revenue, compared to $73.4 million, or 89.2%, of television revenue for the three months ended December 31, 2013. The increase in direct operating expenses of $66.9 million is primarily due to an increase in television production revenue in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the change of the mix of titles generating revenue, compared to the three months ended December 31, 2013, including the revenue from the Mad Men and Orange Is The New Black series relative to total revenue.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$95.6	$—	$95.6	$147.7	$—	$147.7
Home Entertainment	43.7	2.4	46.1	51.8	3.9	55.7
Lionsgate UK	19.4	0.4	19.8	17.2	0.3	17.5
Other	4.2	5.7	9.9	6.3	6.3	12.6
	$162.9	$8.5	$171.4	$223.0	$10.5	$233.5

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended December 31, 2014 of $95.6 million decreased $52.1 million, compared to $147.7 million in the three months ended December 31, 2013. The decrease was primarily driven by lower P&A spending in the three months ended December 31, 2014 on our theatrical slates as a result of only two wide releases in the current quarter, compared to four wide releases in the prior year's quarter. To a lesser extent, the decrease was also driven by lower P&A incurred on ancillary driven platform theatrical releases in the current quarter as compared to the prior year's quarter, which included the release of All is Lost. In the three months ended December 31, 2014, approximately $11.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Mortdecai, The Divergent Series: Insurgent, and The DUFF. In the three months ended December 31, 2013, approximately $11.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent and The Legend of Hercules.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended December 31, 2014 of $46.1 million decreased $9.6 million, or 17.2%, compared to $55.7 million in the three months ended December 31, 2013. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 25.2% in the three months ended December 31, 2014, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 27.8% in the three months ended December 31, 2013. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media marketing and distribution costs relative to home entertainment revenue in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.
Lionsgate UK distribution and marketing expenses in the Motion Pictures segment in the three months ended December 31, 2014 of $19.4 million increased from $17.2 million in the three months ended December 31, 2013.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$166.9	28.3%	$210.5	27.8%	$(43.6)	(20.7)%
Television Production	12.4	7.7	(1.7)	(2.1)	14.1	(829.4)%
	$179.3	23.9%	$208.8	24.9%	$(29.5)	(14.1)%
Gross segment contribution of the motion pictures segment for the three months ended December 31, 2014 of $166.9 million decreased $43.6 million, or 20.7%, as compared to the three months ended December 31, 2013. The decrease in gross segment contribution of the motion pictures segment is primarily due to lower motion pictures segment revenue for the three months ended December 31, 2014.
Gross segment contribution of the television segment for the three months ended December 31, 2014 of $12.4 million increased $14.1 million, as compared to $(1.7) million for the three months ended December 31, 2013. The increase in gross segment contribution of the television production segment is due to an increase in television production segment revenues. The gross segment contribution of the television production segment is primarily impacted by the performance and mix of television series and the increase in television episodes delivered in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$18.7	$16.9	$1.8	10.7%
Television Production	3.2	3.5	(0.3)	(8.6)%
Shared services and corporate expenses, excluding items below	23.6	25.6	(2.0)	(7.8)%
General and administrative expenses before items below:	45.5	46.0	(0.5)	(1.1)%
Share-based compensation expense	15.1	12.1	3.0	24.8%
Restructuring charges	0.8	—	0.8	100.0%
Administrative proceeding	—	7.5	(7.5)	(100.0)%
Total general and administrative expenses	$61.4	$65.6	$(4.2)	(6.4)%
Total general and administrative expenses as a percentage of revenue	8.2%	7.8%
General and administrative expenses excluding share-based compensation expense, restructuring charges and administrative proceeding, as a percentage of revenue	6.1%	5.5%
Total General and Administrative Expenses
General and administrative expenses decreased by $4.2 million, or 6.4%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $1.8 million, or 10.7% primarily due to increases in salaries and related expenses, rent and facilities costs and professional fees.

General and administrative expenses of the Television Production segment decreased slightly compared to the three months ended December 31, 2013.

Shared services and corporate expenses excluding share-based compensation expense, restructuring charges and administrative proceeding decreased $2.0 million, or 7.8%, primarily due to decreases in salaries and related expenses partially offset by increases in other shared services and corporate expenses. The administrative proceeding represents the settlement of an administrative order.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$7.5	$5.4	$2.1	38.9%
Restricted share units and other share-based compensation	6.5	6.6	(0.1)	(1.5)%
Share appreciation rights	1.1	0.1	1.0	NM
	$15.1	$12.1	$3.0	24.8%
______________________
NM - Percentage not meaningful

Restructuring Charges. Restructuring charges in the three months ended December 31, 2014 primarily consist of costs associated with the move of our international sales and distribution organization to the United Kingdom.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $1.7 million in the three months ended December 31, 2014, which was comparable with $1.5 million in the three months ended December 31, 2013.
Interest expense of $13.6 million for the three months ended December 31, 2014 decreased $2.0 million, or 12.8%, from $15.6 million in the three months ended December 31, 2013. The following table sets forth the components of interest expense for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014	2013
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.0	$2.8
Convertible senior subordinated notes	0.8	1.2
5.25% Senior Notes	3.0	2.9
Term Loan	2.9	2.9
Other	1.9	1.7
	10.6	11.5
Non-Cash Based:
Amortization of discount and deferred financing costs	3.0	4.1
	$13.6	$15.6
Interest and other income was $0.6 million in the three months ended December 31, 2014, compared to $1.8 million in the three months ended December 31, 2013.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2014 and 2013:

	December 31, 2014	Three Months Ended
		December 31,
	Ownership Percentage	2014	2013
		(Amounts in millions)
EPIX(1)	31.2%	$11.2	$5.6
POP (formerly TVGN)(1)	50.0%	(1.1)	(5.2)
Other Equity Method Investments	Various	0.7	(1.7)
		$10.8	$(1.3)
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and POP. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our unaudited consolidated financial statements).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.7 million for the three months ended December 31, 2014, compared to nil for the three months ended December 31, 2013.

Income Tax Provision

We had an income tax expense of $15.3 million, or 13.5%, of income before income taxes (i.e., effective rate) in the three months ended December 31, 2014, compared to an expense of $37.9 million, or 29.9%, of income before income taxes in the three months ended December 31, 2013. Our tax provision for the three months ended December 31, 2014 was impacted by a discrete benefit of $0.3 million for certain discrete items.
The decrease in our effective tax rate as compared to December 31, 2013 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate. Our effective tax rate has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2015 as compared to fiscal 2014.

Net Income
Net income for the three months ended December 31, 2014 was $98.2 million, or basic net income per common share of $0.70 on 140.0 million weighted average common shares outstanding and diluted net income per common share of $0.65 on 151.7 million weighted average common shares outstanding. This compares to net income for the three months ended December 31, 2013 of $88.8 million, or basic net income per common share of $0.64 on 137.9 million weighted average common shares outstanding and diluted net income per common share of $0.59 on 155.1 million weighted average common shares outstanding.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,
	2014		2013		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$1,320.0		$1,630.6		$(310.6)	(19.0)%
Television Production	433.5		277.8		155.7	56.0%
	$1,753.5		$1,908.4		$(154.9)	(8.1)%
Direct operating expenses
Motion Pictures	$583.8	44.2%	$737.3	45.2%	$(153.5)	(20.8)%
Television Production	362.0	83.5	228.5	82.3	133.5	58.4%
	$945.8	53.9%	$965.8	50.6%	$(20.0)	(2.1)%
Distribution and marketing
Motion Pictures	$396.6	30.0%	$527.8	32.4%	$(131.2)	(24.9)%
Television Production	25.1	5.8	22.7	8.2	2.4	10.6%
	$421.7	24.0%	$550.5	28.8%	$(128.8)	(23.4)%
Gross segment contribution
Motion Pictures	$339.6	25.7%	$365.5	22.4%	$(25.9)	(7.1)%
Television Production	46.4	10.7	26.6	9.6	19.8	74.4%
	$386.0	22.0%	$392.1	20.5%	$(6.1)	(1.6)%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$458.1	$560.0	$(101.9)	(18.2)%
Television Production	30.4	20.1	10.3	51.2%
	$488.5	$580.1	$(91.6)	(15.8)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine months ended December 31, 2014 and 2013.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$273.9	$442.6	$(168.7)	(38.1)%
Home Entertainment	458.1	560.0	(101.9)	(18.2)%
Television	211.1	177.2	33.9	19.1%
International	215.7	284.9	(69.2)	(24.3)%
Lionsgate UK	130.0	115.4	14.6	12.7%
Other	31.2	50.5	(19.3)	(38.2)%
	$1,320.0	$1,630.6	$(310.6)	(19.0)%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2015 and Fiscal 2014 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the nine months ended December 31, 2014 and 2013, respectively:

Nine Months Ended December 31,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	November 2014	Tyler Perry's A Madea Christmas	December 2013
John Wick	October 2014	The Hunger Games: Catching Fire	November 2013
Addicted*	October 2014*	Ender's Game	November 2013
The Expendables 3	August 2014	Escape Plan	October 2013
Step Up All In	August 2014	You're Next	August 2013
The Quiet Ones	April 2014	Red 2	July 2013
Draft Day	April 2014	Now You See Me	May 2013
		Peeples	May 2013
		The Big Wedding	April 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of a Marriage Counselor	March 2013
The Hunger Games: Catching Fire	November 2013	The Twilight Saga: Breaking Dawn - Part 2	November 2012
Managed Brands(1):		Managed Brands(1):
A Most Wanted Man	August 2014	Kevin Hart: Let Me Explain	July 2013
		Mud	May 2013
Other Feature Film(2):		Other Feature Film(2):
Cantinflas	August 2014	Instructions Not Included	August 2013
 ___________________

*	Limited release.

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.

Theatrical revenue of $273.9 million decreased $168.7 million, or 38.1%, in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, and was primarily driven by the performance and number of films (as listed above) released in the period from our Fiscal 2015 Theatrical Slate compared to our Fiscal 2014 Theatrical Slate and in particular, the significant box office performances of Now You See Me and The Hunger Games: Catching Fire in the prior year's period. In addition, the nine months ended December 31, 2013 included a significant contribution from the Managed Brands and Other Feature Film titles listed in the table above, and in particular, Instructions Not Included.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment from our theatrical slates in the nine months ended December 31, 2014 and 2013, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's period, respectively:

Nine Months Ended December 31,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Expendables 3	November 2014	Red 2	November 2013
Step Up All In	November 2014	Peeples	September 2013
Draft Day	September 2014	Now You See Me	September 2013
The Quiet Ones	August 2014	The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Tyler Perry's A Madea Christmas	November 2014	Temptation: Confessions of a Marriage Counselor	July 2013
Divergent	August 2014	Snitch	June 2013
The Single Moms Club	July 2014	Warm Bodies	June 2013
I, Frankenstein	May 2014	The Last Stand	May 2013
The Legend of Hercules	April 2014	Texas Chainsaw 3D	May 2013
The Hunger Games: Catching Fire	March 2014	The Impossible	April 2013
		The Twilight Saga: Breaking Dawn - Part 2	March 2013
Prior Theatrical Slates(1):
		The Hunger Games	August 2012
Managed Brands:
		Mud	August 2013
		Duck Dynasty (multiple seasons)	Various
  ___________________

(1)	Prior Theatrical Slates includes our fiscal 2012 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.

The following table sets forth the components of home entertainment revenue by product category for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014			2013
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Fiscal 2015 Theatrical Slate	$39.3	$12.2	$51.5	$—	$—	$—
Fiscal 2014 Theatrical Slate	98.5	80.1	178.6	66.0	26.7	92.7
Fiscal 2013 Theatrical Slate	11.1	4.7	15.8	94.7	81.0	175.7
Prior Theatrical Slates	20.1	11.4	31.5	50.3	14.6	64.9
Total Theatrical Slates	169.0	108.4	277.4	211.0	122.3	333.3
Managed Brands	115.6	52.8	168.4	157.2	57.9	215.1
Other Feature Film	6.9	5.4	12.3	7.8	3.8	11.6
	$291.5	$166.6	$458.1	$376.0	$184.0	$560.0
  ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Home entertainment revenue of $458.1 million decreased $101.9 million, or 18.2%, in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Of the $101.9 million decrease, approximately $55.9 million was from our theatrical slates, and $46.7 million was from Managed Brands. The decrease in home entertainment revenues from our theatrical slates was largely driven by the performance of the titles released in the nine months ended December 31, 2014 from our Fiscal 2015 Theatrical Slate, as compared to the titles released in the nine months ended December 31, 2013 from our Fiscal 2014 Theatrical Slate, which included significant revenues from the release of Now You See Me and Red 2 in the prior year's period. This decrease in revenue was partially offset by contributions from our Fiscal 2014 Theatrical Slate in the nine months ended December 31, 2014, driven by the performance of Divergent and The Hunger Games: Catching Fire in the current period. To a lesser extent, the decrease in our theatrical slates was also due to a decrease in revenue from our Prior Theatrical Slates category, largely driven by Summit titles released prior to acquisition due to the static nature of this product category. The decrease in Managed Brands revenue was primarily due to the number and performance of titles released in the nine months ended December 31, 2013, as compared to the titles released in the nine months ended December 31, 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the nine months ended December 31, 2014 and 2013:

Nine Months Ended December 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	Snitch
Ender's Game	Temptation: Confessions of a Marriage Counselor
Red 2	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games: Catching Fire	The Possession
The Legend of Hercules	Warm Bodies
Prior Theatrical Slates:
The Hunger Games
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of television revenue by product category for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Fiscal 2015 Theatrical Slate	$2.1	$—	$2.1	100.0%
Fiscal 2014 Theatrical Slate	88.5	7.3	81.2	NM
Fiscal 2013 Theatrical Slate	12.8	90.9	(78.1)	(85.9)%
Prior Theatrical Slates	75.8	57.4	18.4	32.1%
Total Theatrical Slates	179.2	155.6	23.6	15.2%
Managed Brands	27.0	19.3	7.7	39.9%
Other Feature Film	4.9	2.3	2.6	113.0%
	$211.1	$177.2	$33.9	19.1%
___________________
NM - Percentage not meaningful

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Television revenue increased in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, due primarily to an increase in the contribution of revenue from our theatrical slates as listed above, and in particular, contributions from The Twilight Saga: Breaking Dawn - Part 1 and Divergent from our Fiscal 2014 Theatrical Slate.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the nine months ended December 31, 2014 and 2013:

Nine Months Ended December 31,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Escape Plan
The Hunger Games: Mockingjay - Part 1	Now You See Me
Red 2
The Hunger Games: Catching Fire
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	The Last Stand
The Hunger Games: Catching Fire	The Twilight Saga: Breaking Dawn - Part 2
Warm Bodies

The following table sets forth the components of international revenue by product category for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2015 Theatrical Slate	$71.8	$—	$71.8	100.0%
Fiscal 2014 Theatrical Slate	73.7	153.8	(80.1)	(52.1)%
Fiscal 2013 Theatrical Slate	15.4	79.9	(64.5)	(80.7)%
Prior Theatrical Slates	31.9	39.6	(7.7)	(19.4)%
Total Theatrical Slates	192.8	273.3	(80.5)	(29.5)%
Managed Brands	7.4	5.6	1.8	32.1%
Other Feature Film	15.5	6.0	9.5	158.3%
	$215.7	$284.9	$(69.2)	(24.3)%
___________________

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.

International motion pictures revenue decreased in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, due to the revenue generated by the titles and product categories listed above. In particular, the Fiscal 2015 Theatrical Slate generated less revenue in the nine months ended December 31, 2014 than the Fiscal 2014 Theatrical Slate in the nine months ended December 31, 2013, due primarily to revenues from Now You See Me and Red 2 in the prior year's period, which were partially offset by the successful performance of The Hunger Games: Mockingjay - Part 1 in the current period. In addition, the revenues generated by our Fiscal 2014 Theatrical Slate in the nine months ended December 31, 2014 were slightly lower than the revenues generated by our Fiscal 2013 Theatrical Slate in the nine months ended December 31, 2013, reflecting a decrease due to the fewer number of titles in our Fiscal 2014 Theatrical Slate that was mostly offset by the significant contribution from Divergent in the current period.
Motion Pictures — Lionsgate UK Revenue
The following table sets forth the titles contributing significant Lionsgate UK motion pictures revenue for the nine months ended December 31, 2014 and 2013:

Nine Months Ended December 31,
2014	2013
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	The Hunger Games: Catching Fire
Fiscal 2014 Theatrical Slate:
The Hunger Games: Catching Fire
Lionsgate UK third party product:	Lionsgate UK third party product:
The Railway Man	Olympus Has Fallen

The following table sets forth the components of Lionsgate UK motion pictures revenue by product category for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Lionsgate UK motion pictures revenues(1)
Fiscal 2015 Theatrical Slate	$29.0	$—	$29.0	100.0%
Fiscal 2014 Theatrical Slate	21.0	21.1	(0.1)	(0.5)%
Fiscal 2013 Theatrical Slate	6.0	20.1	(14.1)	(70.1)%
Prior Theatrical Slates	8.2	9.5	(1.3)	(13.7)%
Total Theatrical Slates	64.2	50.7	13.5	26.6%
Lionsgate UK third party product	53.5	51.6	1.9	3.7%
Managed Brands	11.3	11.3	—	—%
Other Feature Film	1.0	1.8	(0.8)	(44.4)%
	$130.0	$115.4	$14.6	12.7%
______________________

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Lionsgate UK motion pictures revenue increased in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, due to the revenue generated by the titles and product categories listed above, and in particular, The Hunger Games: Mockingjay - Part 1, in the nine months ended December 31, 2014.
Motion Pictures —Other Revenue
Other revenue included in motion pictures revenue decreased in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Other revenue in the nine months ended December 31, 2013 primarily included revenue from the sale of a portion of our music catalog.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Television Production	(Amounts in millions)
Domestic television	$306.8	$194.4	$112.4	57.8%
International	91.6	59.3	32.3	54.5%
Home entertainment revenue from television production	30.4	20.1	10.3	51.2%
Other	4.7	4.0	0.7	17.5%
	$433.5	$277.8	$155.7	56.0%

Television Production - Domestic Television
Domestic television revenue increased in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, primarily due to an increase in television episodes delivered in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Television episodes delivered for original exhibition during the nine months ended December 31, 2014 and 2013 included the episode deliveries as shown in the table below:

		Nine Months Ended				Nine Months Ended
		December 31, 2014				December 31, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	35	17.5	Anger Management	1/2hr	31	15.5
Ascension	1hr	6	6.0	Nashville - Season 1	1hr	6	6.0
Houdini	1hr	4	4.0	Nashville - Season 2	1hr	10	10.0
Mad Men - Season 7	1hr	11	11.0	Orange Is The New Black - Season 1	1hr	5	5.0
Manhattan - Season 1	1hr	13	13.0	Orange Is The New Black - Season 2	1hr	2	2.0
Nashville - Season 2	1hr	3	3.0	Mad Men - Season 6	1hr	11	11.0
Nashville - Season 3	1hr	10	10.0	Other(1)	1/2hr & 1hr	39	22.0
Orange Is The New Black - Season 3	1hr	10	10.0
Rosemary's Baby	1hr	4	4.0
Other(1)	1/2hr & 1hr	63	39.5
		159	118.0			104	71.5
___________________

(1)
Other in the nine months ended December 31, 2014 includes episodes delivered for Alaska: Battle on the Bay, Deal With It (Season 2), Deion's Family Playbook, Flea Market Flip (Season 4), Partners, and Way Out West. Other in the nine months ended December 31, 2013 includes episodes delivered for Deal With It (Season 1), Flea Market Flip (Season 3), and Best Daym Takeout, I Brake For Yard Sales, Tequila Sisters (Season 1), and The Royals (Season 1).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the nine months ended December 31, 2014 from Are We There Yet, House of Payne, Family Feud (Seasons 7 & 8), Meet The Browns, and The Wendy Williams Show (Season 5), and in the nine months ended December 31, 2013, from Are We There Yet, Family Feud (Season 6), House of Payne, Meet The Browns, and The Wendy Williams Show (Seasons 4 & 5).

Television Production - International Revenue
International revenue in the nine months ended December 31, 2014 increased as compared to the nine months ended December 31, 2013. International revenue in the nine months ended December 31, 2014 primarily included revenue from Anger Management, Mad Men (Seasons 5, 6 & 7), Nashville (Seasons 1 & 2), and Orange Is The New Black (Seasons 1, 2 & 3). International revenue in the nine months ended December 31, 2013 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Seasons 1 & 2), and Orange Is The New Black (Season 1).
Television Production - Home Entertainment Revenue from Television Production
The increase in home entertainment revenue from television production is primarily due to an increase in digital media revenue, which amounted to $21.2 million in the nine months ended December 31, 2014, largely driven by Manhattan (Season 1), as compared to $10.0 million in the nine months ended December 31, 2013. This increase was offset in part by a slight decrease in packaged media revenue, which amounted to $9.2 million in the nine months ended December 31, 2014, as compared to $10.1 million in the nine months ended December 31, 2013.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended			Nine Months Ended
	December 31, 2014			December 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$376.7	$262.8	$639.5	$473.2	$163.6	$636.8
Participation and residual expense	201.1	98.1	299.2	264.9	64.1	329.0
Other expenses	6.0	1.1	7.1	(0.8)	0.8	—
	$583.8	$362.0	$945.8	$737.3	$228.5	$965.8
Direct operating expenses as a percentage of segment revenues	44.2%	83.5%	53.9%	45.2%	82.3%	50.6%

Direct operating expenses of the Motion Pictures segment of $583.8 million for the nine months ended December 31, 2014 were 44.2% of motion pictures revenue, compared to $737.3 million, or 45.2% of motion pictures revenue for the nine months ended December 31, 2013. The decrease in direct operating expenses of $153.5 million is primarily due to a decrease in motion pictures revenue in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Included in amortization expense is investment in film write-downs of approximately $16.9 million in the nine months ended December 31, 2014, compared to $8.8 million in the nine months ended December 31, 2013. Other direct operating expenses in the nine months ended December 31, 2014 consisted primarily of foreign exchange losses and the provision for doubtful accounts, as compared to the provision for doubtful accounts offset in part by foreign exchange gains in the nine months ended December 31, 2013.
Direct operating expenses of the Television Production segment of $362.0 million for the nine months ended December 31, 2014 were 83.5% of television revenue, compared to $228.5 million, or 82.3%, of television revenue for the nine months ended December 31, 2013. The increase in direct operating expenses of $133.5 million is primarily due to an increase in television production revenue in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. The increase in direct operating expenses as a percentage of television production revenue primarily reflects the increase in the number of new television programs in the nine months ended December 31, 2014 which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended			Nine Months Ended
	December 31, 2014			December 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$208.5	$—	$208.5	$337.3	$0.1	$337.4
Home Entertainment	118.2	5.6	123.8	135.4	5.7	141.1
Lionsgate UK	51.9	0.9	52.8	37.9	0.9	38.8
Other	18.0	18.5	36.5	17.2	16.0	33.2
	$396.6	$25.0	$421.6	$527.8	$22.7	$550.5

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the nine months ended December 31, 2014 of $208.5 million decreased $128.8 million, compared to $337.3 million in the nine months ended December 31, 2013. The decrease was primarily driven by lower P&A spending in the nine months ended December 31, 2014 on our theatrical slates as a result of only six wide releases from our Fiscal 2015 Theatrical Slate in the current period, compared to nine wide releases from our Fiscal 2014 Theatrical Slate in the prior year's period. In addition, the decrease was to a lesser extent due to lower P&A incurred on ancillary driven platform theatrical releases in the current period as compared to the prior year's period, which included the releases of All Is Lost, Mud and Kevin Hart: Let Me Explain. These decreases were offset partially by a slight increase in P&A incurred in advance for films to be released in subsequent quarters. In the nine months ended December 31, 2014, approximately $16.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Mortdecai, The Divergent Series: Insurgent, and The DUFF. In the nine months ended December 31, 2013, approximately $10.9 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Divergent, and The Legend of Hercules.
Home entertainment distribution and marketing costs on motion pictures and television product in the nine months ended December 31, 2014 of $123.8 million decreased $17.3 million, or 12.3%, compared to $141.1 million in the nine months ended December 31, 2013, primarily due to lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 25.3% in the nine months ended December 31, 2014, which were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.3% in the nine months ended December 31, 2013.
Lionsgate UK distribution and marketing expenses in the motion pictures segment in the nine months ended December 31, 2014 of $51.9 million increased from $37.9 million in the nine months ended December 31, 2013.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2014	% of Segment Revenues	2013	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$339.6	25.7%	$365.5	22.4%	$(25.9)	(7.1)%
Television Production	46.4	10.7	26.6	9.6	19.8	74.4%
	$386.0	22.0%	$392.1	20.5%	$(6.1)	(1.6)%
Gross segment contribution of the motion pictures segment for the nine months ended December 31, 2014 of $339.6 million decreased $25.9 million, or 7.1%, as compared to the nine months ended December 31, 2013. The gross segment contribution of the motion pictures segment decreased only 7.1% despite a 19.0% decrease in motion pictures segment revenue due to lower direct operating expenses and distribution and marketing expenses incurred relative to motion pictures segment revenue in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.
Gross segment contribution of the television segment for the nine months ended December 31, 2014 of $46.4 million increased $19.8 million, or 74.4%, as compared to the nine months ended December 31, 2013. The increase in gross segment contribution of the television production segment is primarily due to an increase in television production segment revenues.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$54.3	$49.3	$5.0	10.1%
Television Production	10.1	10.0	0.1	1.0%
Shared services and corporate expenses, excluding items below	66.7	67.2	(0.5)	(0.7)%
General and administrative expenses before items below:	131.1	126.5	4.6	3.6%
Share-based compensation expense	48.9	52.1	(3.2)	(6.1)%
Restructuring charges	7.0	—	7.0	100.0%
Administrative proceeding	—	7.5	(7.5)	(100.0)%
	55.9	59.6	(3.7)	(6.2)%
Total general and administrative expenses	$187.0	$186.1	$0.9	0.5%
Total general and administrative expenses as a percentage of revenue	10.7%	9.8%
General and administrative expenses excluding share-based compensation expense, restructuring charges and administrative proceeding, as a percentage of revenue	7.5%	6.6%
Total General and Administrative Expenses
General and administrative expenses increased by $0.9 million, or 0.5%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $5.0 million, or 10.1%, primarily due to increases in salaries and related expenses, rent and facilities costs and professional fees.

General and administrative expenses of the Television Production segment were comparable to the nine months ended December 31, 2013.

Shared services and corporate expenses excluding share-based compensation expense, restructuring charges and administrative proceeding were comparable to the nine months ended December 31, 2013. The administrative proceeding represents the settlement of an administrative order.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$25.6	$15.1	$10.5	69.5%
Restricted share units and other share-based compensation	19.5	22.0	(2.5)	(11.4)%
Share appreciation rights	3.8	15.0	(11.2)	(74.7)%
	$48.9	$52.1	$(3.2)	(6.1)%

Restructuring Charges. Restructuring charges in the nine months ended December 31, 2014 primarily consist of severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom.  Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards.

Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $4.7 million for the nine months ended December 31, 2014 decreased $0.1 million from $4.8 million in the nine months ended December 31, 2013.
Interest expense in the nine months ended December 31, 2014 decreased from the nine months ended December 31, 2013, primarily due to the redemption of $432.0 million principal amount of the 10.25% Senior Notes, and contemporaneous issuance of $225.0 million principal amount of 5.25% Senior Notes and borrowings of $222.5 million (net of an original issuance discount of $2.5 million) under the Term Loan (see Note 5 to our unaudited consolidated financial statements) in the prior year's period. The following table sets forth the components of interest expense for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended
	December 31,
	2014	2013
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.2	$8.0
Convertible senior subordinated notes	2.7	3.6
5.25% Senior Notes and 10.25% Senior Notes (2013 only)	8.9	18.6
Term Loan	8.6	5.2
Other	4.2	4.3
	29.6	39.7
Non-Cash Based:
Amortization of discount and deferred financing costs	10.0	12.9
	$39.6	$52.6
Interest and other income was $2.2 million in the nine months ended December 31, 2014, compared to $4.8 million in the nine months ended December 31, 2013.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2014 and 2013:

	December 31, 2014	Nine Months Ended
		December 31,
	Ownership Percentage	2014	2013
		(Amounts in millions)
EPIX(1)	31.2%	$27.4	$21.2
POP (formerly TVGN)(1)	50.0%	(4.7)	(3.2)
Other Equity Method Investments(2)	Various	14.6	(4.8)
		$37.3	$13.2
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and POP. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our unaudited consolidated financial statements).

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on the sale of $11.4 million in the nine months ended December 31, 2014 included in our Other Equity Method Investments income shown above. See Note 3 to our unaudited consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.3 million for the nine months ended December 31, 2014, compared to $36.7 million for the nine months ended December 31, 2013, primarily resulting from the redemption of the 10.25% Senior Notes during the nine months ended December 31, 2013 (see Note 5 to our unaudited consolidated financial statements).

Income Tax Provision

We had an income tax expense of $30.9 million, or 16.0%, of income before income taxes (i.e., effective rate) in the nine months ended December 31, 2014, compared to an expense of $27.1 million, or 20.8%, of income before income taxes in the nine months ended December 31, 2013. Our tax provision for the nine months ended December 31, 2014 and December 31, 2013 included certain discrete tax items (see below). Excluding these items, our effective tax rate for the nine months ended December 31, 2014 was 14.4% compared to 31.6% for the nine months ended December 31, 2013. The decrease in our effective tax rate in the current period as compared to the prior year's period reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate.
In the nine months ended December 31, 2014, the income tax provision included the effect at the applicable statutory rate from the gain on sale of our interest in FEARnet, the impact of the loss on early extinguishment of debt, and other discrete items, which contributed a net 1.6% of tax charges. In the nine months ended December 31, 2013, the income tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which contributed a 10.8% net benefit.
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

Net Income
Net income for the nine months ended December 31, 2014 was $162.2 million, or basic net income per common share of $1.17 on 138.6 million weighted average common shares outstanding and diluted net income per common share of $1.10 on 151.7 million weighted average common shares outstanding. This compares to net income for the nine months ended December 31, 2013 of $102.9 million, or basic net income per common share of $0.75 on 137.1 million weighted average common shares outstanding and diluted net income per common share of $0.71 on 154.2 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at December 31, 2014 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan, and our convertible senior subordinated notes.
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

Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through January 21, 2015, we have repurchased a total of 5.3 million common shares for an aggregate price of $144.8 million (weighted average repurchase price of $27.11 per share). As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300 million share repurchase plan as of December 31, 2014.

Dividends. On December 12, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on February 6, 2015, to shareholders of record as of December 31, 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $1.1 million for the nine months ended December 31, 2014 and increased by $15.3 million for the nine months ended December 31, 2013, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended December 31, 2014 and 2013 were as follows:

	Nine Months Ended
	December 31,
	2014	2013	Net Change
	(Amounts in thousands)
Operating income	$194,421	$201,257	$(6,836)
Amortization of films and television programs	639,472	636,818	2,654
Non-cash share-based compensation	48,691	41,044	7,647
Cash interest	(29,546)	(39,682)	10,136
Current income tax provision	(19,622)	(13,795)	(5,827)
Other non-cash charges included in operating activities	14,661	19,365	(4,704)
Cash flows from operations before changes in operating assets and liabilities	848,077	845,007	3,070
Changes in operating assets and liabilities:
Accounts receivable, net	(94,803)	(46,376)	(48,427)
Investment in films and television programs	(815,469)	(692,943)	(122,526)
Other changes in operating assets and liabilities	(100,846)	40,146	(140,992)
Changes in operating assets and liabilities	(1,011,118)	(699,173)	(311,945)
Net Cash Flows Provided By (Used In) Operating Activities	$(163,041)	$145,834	$(308,875)
Cash flows used in operating activities for the nine months ended December 31, 2014 were $163.0 million compared to cash flows provided by operating activities for the nine months ended December 31, 2013 of $145.8 million. The increase in cash used in operating activities for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 is primarily due to increases in investment in films and television programs production activity, including the production of The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 2, Gods of Egypt, and The Last Witch Hunter, increases in accounts receivable and changes in other operating assets and liabilities primarily driven by decreases in accounts payable and accrued liabilities and film obligations.
Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2014 and 2013 were as follows:

	Nine Months Ended
	December 31,
	2014	2013	Net Change
	(Amounts in thousands)
Proceeds from the sale of equity method investees	$14,575	$9,000	$5,575
Investment in equity method investees	(14,750)	(17,250)	2,500
Purchases of property and equipment	(11,293)	(6,116)	(5,177)
Other investing activities	(2,000)	8,444	(10,444)
Net Cash Flows Used In Investing Activities	$(13,468)	$(5,922)	$(7,546)
Cash used in investing activities of $13.5 million for the nine months ended December 31, 2014 compared to cash used in investing activities of $5.9 million for the nine months ended December 31, 2013, as reflected above. The most significant change from the prior year was from "other investing activities". In the prior year's period, "other investing activities" included distributions received from EPIX in excess of earnings of $4.2 million and payments against loans receivable. In addition, purchases of property and equipment increased during the period. These increases in cash used in investing activities were offset by higher proceeds from the sale of equity method investees, which included the sale of our interest in FEARnet (see Note 3 to our unaudited consolidated financial statements) in the current period as compared to the prior year's period, which included the sale of our interest in TVGuide.com. In addition, investments in equity method investees decreased slightly in the current period compared to the prior year's period.
Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended December 31, 2014 and 2013 were as follows:

	Nine Months Ended
	December 31,
	2014	2013	Net Change
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$681,500	$782,219	$(100,719)
Senior revolving credit facility - repayments	(618,619)	(926,574)	307,955
Net proceeds from (repayments of) senior revolving credit facility	62,881	(144,355)	207,236

5.25% Senior Notes and Term Loan - borrowings, net of deferred financing costs of $6,860 in 2013	—	440,640	(440,640)
10.25% Senior Notes - repurchases and redemptions	—	(470,584)	470,584
Convertible senior subordinated notes - borrowings	—	60,000	(60,000)
Convertible senior subordinated notes - repurchases	(16)	—	(16)
Net proceeds from (repayments of) corporate debt	62,865	(114,299)	177,164

Production loans - borrowings	533,781	359,582	174,199
Production loans - repayments	(261,868)	(301,385)	39,517
Pennsylvania Regional Center Credit Facility - repayments	—	(65,000)	65,000
Net proceeds from (repayments of) production loans	271,913	(6,803)	278,716

Repurchase of common shares	(129,859)	—	(129,859)
Other financing activities	(27,304)	(3,507)	(23,797)
Net Cash Flows Provided By (Used In) Financing Activities	$177,615	$(124,609)	$302,224
Cash flows provided by financing activities of $177.6 million for the nine months ended December 31, 2014 increased from cash used in financing activities of $124.6 million for the nine months ended December 31, 2013. Cash flows provided by financing activities for the nine months ended December 31, 2014 primarily reflects an increase in production loan borrowings in order to fund productions and lower production loan repayments, and net proceeds from our senior revolving credit facility of $62.9 million, offset by cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards. Cash flows used in financing activities for the nine months ended December 31, 2013 primarily reflects net repayments of our senior revolving credit facility of $144.4 million, and net proceeds of $440.6 million from the issuance of our 5.25% Senior Notes and Term Loan, which were used together with cash on hand and borrowings under our senior revolving credit facility to fund the $470.6 million repurchase and redemption of our 10.25% Senior Notes. Cash flows used in financing activities for the nine months ended December 31, 2013 also reflects net proceeds of $60.0 million from the issuance of our April 2013 1.25% Notes, net borrowings under production loans of $58.2 million, and the $65.0 million repayment of our Pennsylvania Regional Center facility.

Corporate Debt

The principal amounts outstanding under our corporate debt as of December 31, 2014 and March 31, 2014 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share as of December 31, 2014	Principal Amounts Outstanding
			December 31,	March 31,
			2014	2014
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$160,500	$97,619
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan(2)	July 2020	N/A	225,000	225,000
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	N/A	—	115
April 2009 3.625% Notes	March 2015	$8.17	16,174	40,220
January 2012 4.00% Notes	January 2017	$10.40	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.71	60,000	60,000
			$728,524	$689,804
 ______________________

(1)
Senior Revolving Credit Facility: Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us (effective interest rate of approximately 2.67% at December 31, 2014; 2.65% at March 31, 2014). Provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At December 31, 2014, there was $639.5 million available (March 31, 2014 — $702.3 million). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of December 31, 2014, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes and Term Loan: The 5.25% Senior Notes and Term Loan contain a number of certain restrictions and covenants, and as of December 31, 2014, we were in compliance with all applicable covenants.

(i)	5.25% Senior Notes: Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(ii)
Term Loan: Bears interest by reference to a base rate (subject to a floor of 2.00%) or the LIBOR rate (subject to a floor of 1.00%), plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans (effective interest rate of approximately 5.00% at December 31, 2014; March 31, 2014 - 5.00%). In the case of LIBOR loans, interest is paid according to the respective LIBOR maturity and in the case of base rate loans, interest is paid quarterly on the last business day of the quarter.

Convertible Senior Subordinated Notes Conversions

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

In the nine months ended December 31, 2014, $24.0 million of the principal amount of the April 2009 3.625% Notes were converted into 2,929,899 common shares at a conversion price of approximately $8.21 per share, and $0.1 million of the principal amount of the October 2004 2.9375% Notes were converted into 8,634 common shares at a conversion price of approximately $11.46 per share.
Production Loans
The amounts outstanding under our production loans as of December 31, 2014, and March 31, 2014 were as follows:

	December 31,	March 31,
	2014	2014
	(Amounts in thousands)

Production loans(1)	$690,796	$418,883
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.26% to 3.51%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2014:

	Three Months Ended March 31,	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of December 31, 2014 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$160,500	$—	$—	$160,500
5.25% Senior Notes and Term Loan	—	—	—	—	225,000	225,000	450,000
Film obligations and production loans(1)	110,496	408,461	216,095	2,000	1,000	—	738,052
Principal amounts of convertible senior subordinated notes(2)	16,174	—	41,850	—	60,000	—	118,024
	126,670	408,461	257,945	162,500	286,000	225,000	1,466,576
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(3)	91,632	278,117	173,854	5,853	—	—	549,456
Interest payments(4)	9,849	25,487	26,052	25,477	19,660	16,759	123,284
Operating lease commitments	3,208	12,548	12,287	12,597	12,944	61,708	115,292
Other contractual obligations	17,949	55,320	23,559	9,702	2,342	—	108,872
	122,638	371,472	235,752	53,629	34,946	78,467	896,904
Total future commitments under contractual obligations	$249,308	$779,933	$493,697	$216,129	$320,946	$303,467	$2,363,480
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

Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2014 and March 31, 2014 was $1.1 billion and $1.2 billion, respectively.

Undistributed Foreign Earnings
Deferred taxes are not provided on undistributed earnings of our foreign subsidiaries because we do not intend to repatriate the funds. Should we repatriate the funds in the future, we would have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of December 31, 2014.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2014, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 23 months from December 31, 2014):

December 31, 2014
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£19.6	in exchange for	$31.6	£0.62
Australian Dollar	A$31.9	in exchange for	$28.7	A$1.11
Canadian Dollar	C$0.6	in exchange for	$0.6	C$1.09
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2014 were gains of $0.3 million and $0.7 million, respectively (2013 - losses of $0.1 million and $0.8 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2014 were nil and $0.4 million, respectively (2013 - nil) and are included in direct operating expenses in the consolidated statement of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of December 31, 2014, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility. The applicable margin with respect to the Term Loan is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR loans. The base rate on the Term Loan is subject to a floor of 2.00%, and the LIBOR rate is subject to a floor of 1.00%. Assuming the Term Loan outstanding balance and the applicable LIBOR in effect as of December 31, 2014, a quarter point change in interest rates would result in a $0.6 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.26% to 3.51% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.7 million in additional costs capitalized to the respective film or television asset.

At December 31, 2014, our 5.25% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $338.3 million, and an estimated fair value of $339.5 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.25% Senior Notes and convertible senior subordinated notes by approximately $9.7 million and $9.9 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2014:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	December 31, 2014
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$—	$—	$160,500	$—	$—	$160,500	$160,500
Average Interest Rate	—	—	—	2.67%	—	—
Term Loan(2)	—	—	—	—	—	225,000	225,000	226,125
Average Interest Rate	—	—	—	—	—	5.00%
Production loans(3)	85,884	391,781	213,131	—	—	—	690,796	690,796
Average Interest Rate	2.32%	3.33%	3.26%	—	—	—
Fixed Rates:
5.25% Senior Notes(4)	—	—	—	—	225,000	—	225,000	229,923
Average Interest Rate	—	—	—	—	5.25%	—
Principal Amounts of Convertible Senior Subordinated Notes(5):
April 2009 3.625% Notes	16,174	—	—	—	—	—	16,174	16,305
Average Interest Rate	3.63%	—	—	—	—	—
January 2012 4.00% Notes	—	—	41,850	—	—	—	41,850	41,435
Average Interest Rate	—	—	4.00%	—	—	—
April 2013 1.25% Notes	—	—	—	—	60,000	—	60,000	51,834
Average Interest Rate	—	—	—	—	1.25%	—
	$102,058	$391,781	$254,981	$160,500	$285,000	$225,000	$1,419,320	$1,416,918
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
The Term Loan matures on July 19, 2020, and bears interest by reference to a base rate or the LIBOR rate, plus an applicable margin of 3.00% in the case of base rate loans and 4.00% in the case of LIBOR loans. The base rate is subject to a floor of 2.0%, and the LIBOR rate is subject to a floor of 1.0%.

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.26% to 3.51%.

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
As of December 31, 2014, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2014.
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

In addition, we may incur additional indebtedness through our senior secured credit facility. At December 31, 2014, we have borrowed approximately $160.5 million under our senior secured credit facility, and have no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of December 31, 2014, four of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, Capital Research Global Investors and Small Cap World Fund and their respective affiliates, beneficially owned approximately 36.6%, 6.5%, 5.8% and 5.1%, respectively, of our outstanding common shares.

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

As of December 31, 2014, four of our shareholders beneficially owned an aggregate of 75,647,967 of our common shares, or approximately 53.9% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 36.6% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these four shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of December 31, 2014, approximately 53.9% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. Thereafter, on December 17, 2013, our Board of Directors authorized the Company to further increase its stock repurchase plan to $300 million. To date, approximately $210.1 million of the Company’s common shares have been purchased, leaving approximately $89.9 million of authorized potential purchases. The remaining $89.9 million of the Company’s common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases may be made in the open market or through privately negotiated transactions and will be structured as permitted by securities laws and other legal requirements.

During the period from the authorization date through December 31, 2014, 11,697,610 common shares have been repurchased at a cost of approximately $197.2 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	$108,367,899
November 1, 2014 - November 30, 2014	10,433	$33.02	10,433	$108,023,454
December 1, 2014 - December 31, 2014	165,804	$31.46	165,804	$102,807,103
Total	176,237	$31.55	176,237	$102,807,103

Additionally, during the three months ended December 31, 2014, 86,448 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 5, 2015		Title:	Duly Authorized Officer and Chief Financial Officer