Form 10-K
period 2015-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2015-05-21
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,729,000,687, based on the closing sale price as reported on the New York Stock Exchange.
As of May 11, 2015, 147,668,566 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III.

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

PART I
ITEM 1. BUSINESS.
Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a premier next generation global content leader with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, digital distribution, channel platforms and international distribution and sales. We operate primarily through two reporting segments: Motion Pictures and Television Production.

Motion Pictures

Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (directly distributed by us in the United States and through a sub-distributor in Canada).

•
Home Entertainment. Home entertainment revenues are derived from the sale and rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) to retail stores and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. Home entertainment revenue consists of packaged media revenue and digital media revenue.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the domestic cable, satellite and free and pay television markets.

•
International. International revenues are derived from the licensing of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries and revenues from our distribution to international distributors, on a territory-by-territory basis. International revenues also include revenues from the direct distribution of our productions, acquired films and our catalog product and libraries of acquired titles in the United Kingdom.

•
Motion Pictures-Other. Other revenues are derived from, among others, our interactive ventures and games division, our global franchise management and strategic partnerships division, the sales and licensing of music from the theatrical exhibition of our films and the television broadcasts of our productions, and from the licensing of our films and television programs to ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming.

•
International. International revenues are derived from the licensing and syndication to international markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming.

•
Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series to retail stores and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. Home entertainment revenue consists of packaged media revenue and digital media revenue.

•
Television Production-Other. Other revenues are derived from, among others, product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to ancillary markets.

Segment Revenue

For the year ended March 31, 2015, contributions to the Company’s consolidated revenues from its reporting segments included Motion Pictures 75.9% and Television Production 24.1%. Within the Motion Pictures segment, revenues were generated from the following: Theatrical 19.5%, Home Entertainment 36.4%, Television 14.8%, International 27.2% and Motion Pictures-Other 2.1%. Within the Television Production segment, revenues were generated from the following: Domestic Television 71.7%, International 19.4%, Home Entertainment 7.7% and Television Production-Other 1.2%.

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

Motion Pictures - Theatrical
Production

Theatrical production consists of “greenlighting” and financing motion pictures, as well as the development of screenplays, filming activities and the post-filming editing/post-production process. We take a disciplined approach to film production with the goal of producing content that we can distribute to theatrical and ancillary markets, which include home entertainment, pay and free television, on-demand services and digital media platforms, both domestically and internationally.

Our production team attempts to produce films with disciplined budgets that have commercial potential. After review of hundreds of scripts and original intellectual property, we actively develop a small number of such scripts and work with agencies and producers to recruit talent that appeals to the film's target audiences. We believe the commercial and/or critical success of our films should enhance our reputation and continue to give us access to top talent, scripts and projects.

The decision whether to “greenlight” (or proceed with production of) a film is a diligent process that involves many of our key executives. Generally, our theatrical production division presents projects to a committee comprised of the heads of our production, theatrical distribution, home entertainment, marketing, international distribution, legal and finance departments. In this process, scripts are evaluated for both artistic merit and commercial viability. The committee considers, among other things, the script, the talent that may be attached or pursued, the production division's initial budget and story elements that could make the project more successful. Next, the heads of domestic and international distribution prepare estimates of projected revenues and the costs of marketing and distributing the film. Our finance and legal professionals then review the projections and financing options, and the committee decides whether the picture is worth pursuing by balancing the risk of a production against its potential for financial success or failure. In general, the final “greenlight” decision is made by our senior management team, headed by our Chief Executive Officer, our Vice Chair and the Co-Chairs of our Motion Picture Group.

We typically attempt to mitigate the financial risk associated with film production by negotiating co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party production companies) and pre-selling international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We also often attempt to minimize our production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film's success (referred to as “up-front payments”). Additionally, from time to time, we have entered into other co-financing, development and production-type arrangements with third parties. For instance, we recently entered into an agreement with Hunan TV & Broadcast Intermediary Co. Ltd., one of China's leading media and entertainment companies, and its wholly-owned TIK Films subsidiaries to co-finance qualifying Lionsgate feature films for three years.

In addition, many states and foreign countries have implemented incentive programs designed to attract film production as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are generally calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the incentive. We use certain Canadian and United Kingdom tax credits, international tax structures and subsidy programs, domestic state tax incentives and/or programs (in such states as Georgia, Louisiana, North Carolina, New Mexico, New York and Pennsylvania) and other structures that may help reduce our financial risk.

Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure while adding films of quality and commercial viability to our release schedule and our library. The decision to acquire a motion picture for theatrical release entails a process involving our key executives from the releasing, home entertainment, acquisitions and marketing departments, as well as corporate executive management. The team meets to discuss a film's expected critical reaction, marketability and potential for commercial success, as well as the cost to acquire the picture, and the estimated theatrical distribution and marketing expenses (typically called “P&A” or “prints and advertising”) required to maximize the targeted audience and ancillary market potential after its theatrical release.

Distribution

In general, the economic life of a motion picture consists of its exploitation in theaters and in ancillary markets such as home entertainment, pay-per-view (“PPV”), video-on-demand (“VOD”), electronic-sell-through (“EST”), subscription video-on-demand (“SVOD”), advertiser-supported video-on-demand (“AVOD”), digital rentals, pay television, broadcast television, foreign and other markets. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels:
Typical Film Release Windows*

Months After
Release Period	Initial Release
Theatrical	—
Premium VOD	3-4 months
Home entertainment (DVD/Blu-ray/EST), VOD, PPV	3-6 months
Pay television, SVOD	7-15 months**
Network television (free and basic), AVOD	27-30 months
Licensing and merchandising	Concurrent
International releasing	Concurrent
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

In most territories, international theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle begins a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as film piracy in international markets, a much higher percentage of films are being released simultaneously with the U.S. and international markets, or even earlier in certain international markets.

We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. We use either wide (generally, more than 2,000 screens nationwide) or limited initial releases, depending on the film. We believe that we generally spend significantly less on P&A for a given film than other studios and design our marketing plans to cost-effectively reach a large audience.

Producing, marketing and distributing a motion picture can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window.

However, we may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the film will ever be released.

Theatrical Releases

In fiscal 2015 (i.e., the twelve-month period ending March 31, 2015), we released 13 motion pictures theatrically in the U.S., which included both Lionsgate and Summit Entertainment label films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. Such titles also included: (i) films acquired or produced by CBS Films (with which we have a multi-year partnership that includes distribution initiatives by us across all media, including theatrical and home entertainment platforms (except U.S. pay television), as well as sales in international markets (with the exception of The DUFF)); and (ii) films released through our wholly-owned subsidiary, CodeBlack Films, a vertically integrated film production and distribution company (that also maintains output agreements for films it produces or co-produces for certain international markets including the Middle East, North Africa and South Africa).

Fiscal 2015 Theatrical Releases
Title	Release Date	Label
Draft Day	April 4, 2014	Summit
Frankie & Alice	April 4, 2014	CodeBlack Films
The Quiet Ones	April 25, 2014	Lionsgate
America	June 27, 2014	Lionsgate
Step Up: All In	August 8, 2014	Summit
The Expendables 3	August 15, 2014	Lionsgate
Addicted	October 10, 2014	CodeBlack Films
John Wick	October 24, 2014	Summit
Saw 10th Anniversary	October 31, 2014	Lionsgate
The Hunger Games: Mockingjay - Part 1	November 21, 2014	Lionsgate
Mortdecai	January 23, 2015	Lionsgate
The DUFF	January 23, 2015	CBS Films
The Divergent Series: Insurgent	March 20, 2015	Summit

We also release several titles for Pantelion Films, our joint venture with Televisa, and acquire several platform titles per year that are released theatrically through Roadside Attractions. Roadside Attractions’ pictures typically have a commercially viable cast in select genres that also translate well across all home entertainment platforms, and frequently utilize an early or day-and-date release with theatrical windowing strategy to maximize revenue.

In fiscal 2015, we released the following 10 motion pictures theatrically through these arrangements:

Fiscal 2015 Theatrical Releases
Title	Release Date	Partnership/ Label
Words and Pictures	May 23, 2014	Roadside Attractions
A Most Wanted Man	July 25, 2014	Roadside Attractions
Cantinflas	August 29, 2014	Pantelion Films
The Skeleton Twins	September 12, 2014	Roadside Attractions
Mas Negro Que La Noche	September 26, 2014	Pantelion Films
Dear White People	October 17, 2014	Roadside Attractions
The Homesman	November 14, 2014	Roadside Attractions
Spare Parts	January 16, 2015	Pantelion Films
‘71	February 27, 2015	Roadside Attractions
A La Mala	February 27, 2015	Pantelion Films

Commencing in fiscal 2016, we will release certain films from both the Lionsgate and Summit Entertainment labels through our new specialty film distribution label, Lionsgate Premiere. Lionsgate Premiere will encompass a diverse slate of up to 15 films annually, many of which will be released in theatres, as well as across a broad spectrum of digital platforms. It will also focus on customizing innovative multiplatform and other release strategies for its slate of films in order to capitalize on the fast-changing motion picture environment, reach affinity audiences with branded content and targeted marketing and enhance the profitability of individual films.

Over the last 15 years, Lionsgate, Summit Entertainment and affiliated companies have distributed films that have earned 77 Academy Award ® nominations, won 20 Academy Awards ® and have been nominated and won numerous Golden Globe ® Awards, Screen Actors Guild Awards ®, BAFTA Awards and Spirit Awards.

Motion Pictures - Home Entertainment

Home entertainment distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing, and through a broad range of digital media platforms. Our U.S. home entertainment distribution operation aims to exploit our film and television content library of approximately 16,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures such as Summit Entertainment, Artisan Entertainment, CodeBlack Films, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions, as well as titles from third parties such as A&E, Disney-ABC Domestic Television, LeapFrog Entertainment, Marvel, MGA Entertainment, Miramax, Saban Entertainment, StudioCanal, Tyler Perry Studios and Zoetrope Corporation. Home entertainment revenue consists of packaged media revenue and digital media revenue.

Packaged Media
We distribute or sell our titles directly to retailers such as Wal-Mart, Best Buy, Target, Costco and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 45% of net home entertainment packaged media revenue in fiscal 2015. No other customer accounted for more than 10% of our revenues in fiscal 2015. We also directly distribute our titles to the rental market through Netflix, Redbox, Rentrak and others. The DVDs and Blu-ray discs for new titles in the U.S. include an UltraViolet digital copy, a home entertainment industry standard that allows consumers who have purchased film and television content to access their content at any time by downloading or streaming it from the cloud to various devices supported by participating UltraViolet retailers.

We also release several direct-to-video titles through our subsidiary, Grindstone Entertainment Group, a fully integrated company with marketing and technology expertise that excels in turnkey acquisitions while utilizing the Lionsgate brand to maximize results on all platforms. Grindstone Entertainment Group acquires and/or produces approximately 30 motion pictures per year, both as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which we then distribute on DVD, VOD and other media.

Moreover, we acquire and distribute approximately 50 titles annually that have commercial potential in home entertainment and ancillary markets, and numerous digital only titles.

Additionally, we distribute television product including series such as Mad Men, Nurse Jackie, Orange Is The New Black, The Royals, Weeds, Duck Dynasty, Hannibal, library titles such as Saved by the Bell, Will and Grace, Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premiere children's brands including Saban Entertainment’s Power Rangers and Julius, Jr., LeapFrog Entertainment's LeapFrog, MGA Entertainment's LalaLoopsy and Bratz, American Greetings' Care Bears, and our catalog of Teenage Mutant Ninja Turtles, Marvel Animated Features, and Speed Racer: The Next Generation.

In fiscal 2015, three of our theatrical releases debuted at number one on DVD - Divergent, The Hunger Games: Mockingjay - Part 1 (which both held the number one spot for two weeks) and Draft Day. Additionally, in fiscal 2015, five of our titles debuted at number one on the Rentrak On-Demand VOD charts - Legends of Hercules, I, Frankenstein, Divergent, John Wick and The Hunger Games: Mockingjay - Part 1 (which held the number one spot for two weeks). Moreover, in calendar 2014, The Hunger Games: Catching Fire was the number two selling DVD (and number two for all home entertainment platforms) and Divergent was the number ten selling DVD (and in the top 12 for all home entertainment platforms).

We shipped approximately 70 million DVD and Blu-ray finished units during fiscal 2015. In calendar 2014, we had an approximate 10% market share for packaged media, making us the number five studio in marketshare overall. We also maintained a box office-to-home entertainment conversion rate of approximately 15% above that of the industry average in calendar 2014. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

Digital Media

Digital distribution involves delivering content by electronic means directly to consumer devices including in-home devices (such as set-top boxes from cable, satellite and teleco companies, connected or “smart” in-home devices like televisions and Blu-ray players, game consoles and HDMI dongles) and mobile devices (such as smart phones, tablets and personal computers). The key distribution methods today, of which Lionsgate is an active participant, include transactional (both rental and purchase), subscription and ad-supported.

Lionsgate delivers content through a broad spectrum of media platforms, including first run theatrical films, television series, our extensive movie catalog, certain titles not available on DVD and third party product. Distribution partners include Comcast, DirecTV, Time Warner Cable, Cox Cable, Charter, AT&T UVerse, Verizon FiOS and Dish, and via digital platforms such as iTunes, Amazon, Wal-Mart's Vudu, Microsoft's Xbox, Sony's PlayStation Network, Google Play, Netflix, Best Buy/CinemaNow, Hulu, Barnes & Noble/Nook, M-Go and others. We also distribute digital content through our branded “Lionsgate” channels like BeFit, our dedicated fitness network.

Additionally, we currently have over 3,500 films and television episodes in active distribution in the SVOD market and license our library titles and television shows to established providers such as Amazon, Streampix (Comcast), DISH Network, EPIX, Hulu and Netflix.

With respect to digital ventures, we have recently announced partnerships with both Tribeca Enterprises and Comic-Con International: San Diego to launch separate SVOD services. Tribeca Short List, our service with Tribeca Enterprises, a diversified global media company which owns and operates the Tribeca Film Festival, is expected to launch in the second half of 2015 and encompass a prestigious selection of Lionsgate and Tribeca titles as well as critically-acclaimed films drawn from around the world, curated by Tribeca and leading voices in contemporary culture and be refreshed on a weekly basis. Our service with Comic-Con is also expected to launch in the second half of 2015, and contain a broad portfolio of content including original short-form content created exclusively for the channel’s subscribers, films and television series from Lionsgate and other studios designed to appeal to Comic-Con’s fan base as well as exclusive archived footage from Comic-Con’s 45-year history.

We also formed a strategic collaboration with Alibaba Group to offer Lionsgate Entertainment World, a subscription streaming service for mainland China that is available exclusively through Alibaba's latest generation set-top box. In addition to providing Alibaba's consumers with a broad and deep Lionsgate portfolio of curated hit film and television content, the service enables Alibaba subscribers to enjoy exclusive behind-the-scenes footage, features and other premium content not available anywhere else in China along with access to VIP membership benefits such as screening invitations and special merchandise.

Motion Pictures - Television

We currently have more than 2,500 films and television episodes in active distribution in the pay television, domestic cable, free television and AVOD markets. Pay television rights include rights granted to cable, direct broadcast satellite and other services paid for by subscribers. AVOD rights include rights granted to digital services supported by advertisements. We license our library titles and new product to major cable channels, such as pay networks including EPIX, HBO, Starz and Showtime, as well as basic cable channels including USA Networks, FX, Turner Networks, BET, Pop (our joint venture with CBS), SyFy, Lifetime, MTV, Comedy Central, Spike, AMC Networks, ABC Family, Reelz, Telemundo, UniMás and Mundo Fox. We license library content to major AVOD services including Hulu, Crackle and Amazon.

We also directly distribute, including, in some cases, our home entertainment rights, VOD, PPV and EST content to multichannel video programming distributors ("MVPDs") such as Comcast, Time Warner, Cox Communications, DirecTV, DISH Network, Charter Communications, AT&T U-verse, Verizon FiOS and Cablevision.

During fiscal 2015, we completed significant basic cable licensing agreements with, among others, Turner, BET, Spike, USA, Pop, AMC, OWN, Oxygen, Lifetime and Mundo Fox, and continue to distribute our new Lionsgate theatrical titles through EPIX, our joint venture with Viacom, Paramount Pictures and MGM, as well as our Summit Entertainment theatrical titles through HBO and Showtime.

Motion Pictures - International

The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing of rights in all media of our in-house feature film product on an output basis; (ii) the licensing of rights in all media of our in-house product on a pre-sales basis; (iii) the licensing and sale of third party feature films on an agency basis; and (iv) direct distribution.

We sell or license rights in all media on a territory by territory basis (other than the territories where Lionsgate self-distributes) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Alcon Entertainment, Black Label Media, CBS Films, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed by us in fiscal 2015 included such in-house productions as Now You See Me 2, Sicario, Deepwater Horizon, La La Land and Nerve. Third party films for which we were engaged as exclusive sales agent in fiscal 2015 included The Last Face, A Monster Calls and Love the Coopers.

Through our pre-sales and output arrangements, we generally cover the majority of the production budget or acquisition cost of new theatrical releases we distribute internationally. Our output agreements for Lionsgate feature films currently cover eleven territories including Australia/New Zealand, Benelux (Belgium/Netherlands/Luxembourg), Canada, CIS (Commonwealth of Independent States), Eastern Europe, France, Germany/Austria, Italy, Poland, Scandinavia and Spain. Our output arrangements for Summit Entertainment feature films currently cover the same territories as for Lionsgate feature films plus the United Kingdom. We also distribute theatrical titles in Latin America through our partnership with IDC, certain theatrical titles in China through our financing relationship with Hunan TV & Broadcast Intermediary Co. Ltd., and certain television and library titles in Asia through our Celestial Tiger Entertainment joint venture.

In August 2014, in a move reflecting the increasing globalization of our business, we relocated our international sales operations to London, England.

Lionsgate UK

We self-distribute motion pictures (including Summit Entertainment releases commencing production after July 1, 2015) in the United Kingdom and Ireland through Lionsgate UK. The company was acquired by us in October 2005 and has since established a reputation in the United Kingdom as a leading producer and distributor and acquirer of commercially successful and critically acclaimed product. Recently released theatrical titles include Testament of Youth, What We Did On Our Holiday, Chef, Locke and The Hunger Games: Mockingjay - Part 1. Upcoming fiscal 2016 releases include A Little Chaos, Brooklyn, Criminal, London Has Fallen, Sicario and The Hunger Games: Mockingjay - Part 2.

Motion Pictures - Other

Interactive Ventures and Games

Our Interactive Ventures and Games division develops our digital investment strategy as well as our operational initiatives for both our own and third party intellectual property for traditional and digital media adaptation through, among other things, the production and global distribution of multi-platform games, the licensing of content for games and mobile devices, and development of branded online services and experiences including virtual and augmented reality. Recent initiatives include: the Company’s acquisition of an interest in Telltale Games, a leading and award-winning independent developer and publisher of games and pioneer of the episodic delivery of digital gaming content; the Company’s collaboration with Starbreeze Studios and 505 Games, two independent creators, publishers and distributors of computer and video games, on exclusive downloadable John Wick content for the PAYDAY 2 game worldwide; and the Company’s strategic partnership and investment in the Finnish games developer Next Games.

Global Franchise Management and Strategic Partnerships

The Company’s Global Franchise Management and Strategic Partnership division broadly covers all theatrical promotions and branded partnerships, licensed consumer products and location-based entertainment initiatives. Our goal is to drive incremental revenue and deepen fan engagement across our film and television properties via meaningful brand extensions, a direct model consumer products business and location-based entertainment venues around the world. Recent initiatives include: a strategic alliance with Samsung to conduct consumer promotional activities to support the releases of The Hunger Games: Mockingjay - Part 1 and The Divergent Series: Insurgent; a Hunger Games traveling exhibition scheduled to open in New York in summer 2015; The Hunger Games in StageAround scheduled to open in London in summer 2016; and a Lionsgate theme park attraction scheduled to open in Dubai in fall 2016.

Music

Our film and television music departments creatively oversee music for our theatrical and television slates, respectively. Our music strategy is to service the Company’s creative divisions’ music needs, while providing music for use in marketing our films and television shows. For our theatrical slate, the work of the music department includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions, and for our television slate, the work of the music department includes overseeing music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films and television programs, and the theatrical exhibition of our films and the television broadcasts of our productions.

Ancillary Revenues

Ancillary revenues are derived from the licensing of non-theatrical uses of our films and television programs to distributors who, in turn, make a motion picture or television program available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.

Television Production- Domestic Television

Our television business consists of the development, production, syndication and distribution of television programs. We generate revenue principally from the licensing and distribution of such programming to broadcast television networks, pay and basic cable networks, digital platforms and syndicators of first-run programming, which license programs on a station-by-station basis. Each of these platforms acquire a mix of original and library programming.

First-run syndication is programming exhibited on television stations without prior exhibition on a network or cable service. We distribute programming after its initial exhibition on a network, basic cable network or premium subscription service for domestic exhibition on television stations, cable networks or VOD services (known as “off-network syndicated programming”). Off-network syndicated programming and first run domestic syndicated programming, as well as programming distributed internationally, can be sold in successive cycles of sales which may occur on an exclusive or non-exclusive basis. In addition, television programming is sold on home video (packaged media and via digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration. As with film production, we use tax credits, subsidies, and other incentive programs for television production in order to maximize our returns and ensure fiscally responsible production models. For further information regarding television distribution, see Motion Pictures - Television above.

We currently produce, syndicate and distribute over 30 television shows on more than 20 networks. Scripted and reality programming produced or co-produced by us includes, among others, the following:

Television Programming
Title	Platform
Chasing Life	ABC Family
Deadbeat	Hulu
Mad Men	AMC
Manhattan	WGN
Nashville	ABC
Nurse Jackie	Showtime
Orange Is The New Black	Netflix
The Royals	E!
Deal With It	TBS
Way Out West	TruTV

We also produce and/or distribute first-run syndicated series such as The Wendy Williams Show, Family Feud, Hell’s Kitchen, South Park, Tyler Perry’s House of Payne and Celebrity Name Game through our subsidiary, Debmar-Mercury.
Over the past 10 years, our television programming has earned 161 Emmy ® Award nominations, has won 25 Emmy ® Awards, and has been nominated and won numerous Golden Globe ® Awards and Screen Actors Guild ® Awards.

Television Production- International

We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions.

Television Production-Home Entertainment

For information regarding television production home entertainment revenue, see Motion Pictures - Home Entertainment above.

Television Production- Other

Other revenues are derived from, among others, product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to ancillary markets. For additional information, see Motion Pictures - Other above.

Joint Ventures, Partnerships and Ownership Interests

Our joint ventures, partnerships and ownership interests support our strategy of diversifying our company in an attempt to create a multiplatform global industry leader in entertainment. As a corollary, we are regularly evaluating our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goals. Consequently, when appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that we factor into these evaluations. As a result of our evaluations, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses. From time to time, we may also enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

Atom Tickets. In August 2014, we acquired an interest in Atom Tickets, a theatrical movie discovery service. Atom Tickets is an Android and iOS app designed to make going to the movies easy again - it’s movie-going for the twenty-first century. We own an approximately 18.1% interest in Atom Tickets.

Celestial Tiger Entertainment. In January 2012, we formed Celestial Tiger Entertainment, a joint venture with Saban Capital Group, Inc. and Celestial Pictures, a company wholly-owned by Astro Malaysia Holdings Sdn. Bhd. Celestial Tiger Entertainment is a diversified media company that focuses on the operation of branded pay television channels, content creation and content distribution targeted at Asian consumers. It operates a powerful bouquet of distinct pay television channels including: CELESTIAL MOVIES, a premier 24-hour first-run Chinese movie service in Asia and beyond; CELESTIAL CLASSIC MOVIES, a gateway to an array of Chinese movie masterpieces; cHK, a one-stop channel for cool, chic, and contemporary celebrity-powered Hong Kong entertainment; KIX, an ultimate destination for action entertainment; and THRILL, Asia's only regional horror and suspense movie channel. As one of Asia's largest vertically integrated independent entertainment companies, Celestial Tiger Entertainment produces original content which complements its channels business. Celestial Tiger Entertainment is also the exclusive sales agent for us in Greater China and Southeast Asia, and represents our television content and vast feature film library in Japan and Korea. We own a 16% interest in Celestial Tiger Entertainment.

DEFY Media. In June 2007, we acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital to create DEFY Media. DEFY Media is a top digital producer and programmer for 13 to 34 year olds, and a large owner of YouTube channels and leading media brands across the comedy, lifestyle and gaming verticals. Each month, DEFY-produced content generates 500 million video views and reaches 125 million viewers across its 50 million YouTube subscribers, 80 million unique web visitors and consumers of its apps, which have been downloaded over 22 million times. DEFY Media brands include Smosh, recently named by Variety as a top brand for 13-17 year olds, Break, known for its program Prank It Forward, and Screen Junkies, home to the influential digital series Honest Trailers. Many of the world’s top brands partner with DEFY to build immersive advertising solutions that deliver access to this influential audience. With uniquely integrated capabilities in content development, studio production, distribution and promotion, DEFY Media is built for content delivery in the digital age. We own an approximately 16.0% economic interest in DEFY Media.

EPIX. In April 2008, we formed EPIX, a joint venture with Viacom, its Paramount Pictures unit and MGM. EPIX is a premium movie and original programming entertainment service delivering the latest movie releases, classic film franchises, original documentaries, comedy and music events on television, on demand, online and on devices. EPIX has pioneered the development and proliferation of “TV Everywhere.” It was the first premium network to provide multi-platform access to its content online at EPIX.com and was the first premium network to launch on Xbox 360, PlayStation® 3 and 4, Android phones and tablets, Windows 8.1 and Roku® players. EPIX is available to authenticated subscribers on hundreds of devices including Xbox One, Chromecast and Apple® iPads® and iPhones® and is the only premium service providing all its programming on all platforms, delivering more movies than any other premium network, with thousands of titles available for streaming. Through relationships with cable, satellite and telco partners, EPIX is available to over 50 million homes nationwide. We own a 31.2% interest in EPIX.

Pantelion Films. In September 2010, we launched Pantelion Films, a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. Pantelion Films, the first major Latino Hollywood studio and the new face of Hispanic entertainment, provides Hispanic moviegoers with a steady source of exciting and original films, including world-class Latino actors, directors and writers. From comedies and dramas to family movies and romantic comedies, Pantelion Films produces and acquires movies that speak directly to acculturated and Spanish-dominant Hispanics alike. Pantelion Films’ fiscal 2015 theatrical slate included the following films: Cantinflas, 2014’s second-highest-grossing foreign-language film in the U.S., Mas Negro Que La Noche, Spare Parts and A La Mala. We own a 49% interest in Pantelion Films.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company. In just over a decade, Roadside Attractions’ films have grossed over $200 million and garnered thirteen Academy Award® nominations. Roadside has released such films as A Most Wanted Man, Dear White People, The Skeleton Twins, All Is Lost, Mud, Winter’s Bone, The Cove, Arbitrage, Margin Call and Super Size Me. Its upcoming slate includes Love & Mercy, Mr. Holmes and Z for Zachariah. We own a 43% interest in Roadside Attractions.

Pop. Entered into in March 2013, Pop (formerly TV Guide Network), our joint venture with CBS, is an entertainment television destination seen in approximately 80 million homes with programming that celebrates fandom and what’s popping in culture. The partnership combines CBS’s programming, production and marketing assets with our resources in motion pictures, television and digitally delivered content. Pop’s ownership structure is comprised of the company with the number one broadcast network and many of the top first-run syndication series (Entertainment Tonight, The Insider) and the studio that produces and distributes the blockbuster Hunger Games, Twilight and Divergent franchises and produces such award-winning TV series as Mad Men and Orange is the New Black. We own a 50% interest in Pop.

Telltale Games. In February 2015, we acquired an interest in Telltale Games, a leading and award-winning independent developer and publisher of games for every major interactive platform from home consoles and PC to mobile and tablet devices, and pioneer of the episodic delivery of digital gaming content. Founded in 2004 by games industry veterans, Telltale Games has quickly become an industry leader with numerous honors and awards from the Academy of Interactive Arts and Sciences, BAFTA, the IMGA, and more, as well as being named Studio of the Year in 2012, after establishing a model for successful episodic game creation and digital publishing. Telltale Games’ reputation for quality has been established across more than two dozen different product releases over the years with recognition and acclaim from publications like IGN, The New York Times, and Variety, including over 100 "Game of the Year" awards from publications like USA Today, Yahoo! Games, Wired, Spike TV VGAs, E!, Official Xbox Magazine, The Telegraph, Metactitic, and more. Telltale Games is a fully licensed third party publisher on consoles from Microsoft, Sony, and Nintendo, and also publishes games on the PC, Mac, and Apple iOS platforms. We own an approximately 14% economic interest in Telltale Games.

Next Games. In July 2014, we entered into a strategic partnership and acquired an interest in games developer Next Games. Next Games, founded in 2013 by design veterans from Rovio, Supercell and Disney, is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. We invested $2.0 million in Next Games for a small minority ownership interest.

Starz. Starz is a leading integrated global media and entertainment company with operating units that provide premium subscription video programming on domestic U.S. pay television channels (Starz Networks), global content distribution (Starz Distribution) and animated television and movie production (Starz Animation). We currently own approximately 4.6% of Starz common stock outstanding and 14.7% of the total voting power of Starz common stock.

Intellectual Property

We are currently using a number of trademarks including “ARTISAN HOME ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “DIRTY DANCING,” “FAMILY HOME ENTERTAINMENT,” “LIONS GATE HOME ENTERTAINMENT,” “MAD MEN,” “ORANGE IS THE NEW BLACK,” “DIVERGENT,” “INSURGENT” and “RESERVOIR DOGS” in connection with our domestic home entertainment distribution, “ARTISAN ENTERTAINMENT,” “GHOST HOUSE PICTURES,” “GRINDSTONE ENTERTAINMENT GROUP,” “SUMMIT ENTERTAINMENT,” “LIONS GATE FILMS,” “LGF FILMS,” “MANDATE PICTURES” and “TRIMARK PICTURES” in connection with films distributed domestically and licensed internationally, and “DEBMAR/MERCURY,” “LIONS GATE TELEVISION” and “TRIMARK TELEVISION” in connection with licenses to free, pay and cable television and digital platforms. Additionally, through Summit Entertainment, we are using the trademarks “BREAKING DAWN,” “NEW MOON,” “ECLIPSE,” “SUMMIT ENTERTAINMENT,” “THE

TWILIGHT SAGA” “and TWILIGHT” as well as various other trademarks derived from and associated with the Twilight franchise.

The trademarks “ARTISAN ENTERTAINMENT,” “BREAKING DAWN,” “DIRTY DANCING,” “ECLIPSE,” “LIONS GATE ENTERTAINMENT,” “LIONS GATE FILMS,” “LIONS GATE HOME ENTERTAINMENT,” “LIONS GATE PICTURES,” “LIONSGATE,” “MAD MEN,” “NEW MOON,” “RESERVOIR DOGS,” “SAW,” “SUMMIT ENTERTAINMENT,” “THE BLAIR WITCH PROJECT,” “THE TWILIGHT SAGA,” “TRIMARK PICTURES,” “TV GUIDE,” “TV GUIDE NETWORK,” “TWILIGHT,” “ORANGE IS THE NEW BLACK” and “DIVERGENT,” among others, are registered with the U.S. Patent and Trademark Office and various international trademark authorities or are pending registration. We also have the exclusive right to use “HUNGER GAMES,” “CATCHING FIRE” and “MOCKINGJAY” and own other trademarks relating to The Hunger Games books and motion pictures. We regard our trademarks as valuable assets and believe that our trademarks are an important factor in marketing our products.

Motion picture piracy is extensive in many parts of the world, including South America, Asia and certain Eastern European countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products.

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

Social Responsibility

We are committed to acting responsibly and making a positive difference in the local and global community through Lionshares, the umbrella for our companywide commitment to our communities. Lionshares is a volunteer program that seeks to provide opportunities for employees within the Lionsgate family to partner with a diverse range of charitable organizations. The program not only enriches the Lionsgate work experience through cultural and educational outreach, but also positively interacts and invests in the local and global community. Specifically, Lionshares strives to:

•	Provide diverse activities intended to appeal to a broad range of interests.

•	Partner with leading organizations with expertise in these areas.

•	Create an effectual and influential impact through human contact.

•	Share time and experience, not just among Lionsgate employees, but with the greater community as well.

Since its founding in August 2012, Lionshares has formed corporate partnerships and worked closely with organizations such as the Special Olympics, International Medical Corp., Children’s Hospital of Los Angeles, My Friend’s Place, The United

Friends of the Children and Westside Food Bank. For further information about our social responsibility initiatives, see www.lionsgate.com/corporate/volunteer.
Employees
As of May 11, 2015, we had 719 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by reporting segment and geographic area as of March 31, 2015 and 2014 and for each of the three years in the period ended March 31, 2015 is set forth in Note 14 to our consolidated financial statements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at www.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Code of Ethics for Senior Financial Officers, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit & Risk Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

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

The costs of producing and marketing feature films is high and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films generally increase from year to year, which may make it more difficult for our films to generate a profit or compete against other films. A continuation of this trend would leave us more dependent on other media, such as home entertainment, television, international markets and digital, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

As of March 31, 2015, our corporate debt was $718.0 million (carrying value - $714.1 million). In addition, our production loan obligations were $600.9 million.

On July 19, 2013, we redeemed $432.0 million of our 10.25% Senior Secured Second-Priority Notes (the “10.25% Senior Notes”), issued $225.0 million of our 5.25% Senior Secured Second-Priority Notes (the “5.25% Senior Notes”) and borrowed $225.0 million under our Second Lien Credit and Guarantee Agreement dated July 19, 2013 (the “Term Loan Due 2020”). On March 17, 2015, we redeemed the Term Loan Due 2020 and borrowed $375 million under our Second Lien Credit and Guarantee Agreement dated March 17, 2015 (the "Term Loan Due 2022"). On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the outstanding principal amounts into common shares. On May 4, 2015, we amended the Term Loan Due 2022 to increase the aggregate principal amount to $400 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At March 31, 2015, we have no borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of May 11, 2015, three of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, and Capital Research Global Investors, and their respective affiliates, beneficially owned approximately 27.3%, 5.7% and 5.4%, respectively, of our outstanding common shares.

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

Certain of our borrowings, primarily borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The applicable margin with respect to loans under our senior secured credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR.

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of March 31, 2015, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

We have had losses in the past, and we cannot assure future profitability.

Even though we have reported operating income for fiscal years 2010 through 2015, we had an operating loss for fiscal year 2009. We have also reported net losses for the fiscal years 2009 through 2012. Our retained earnings were $13.7 million at March 31, 2015. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project.  Such impairment charges could adversely impact our business, operating results and financial condition.

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

Moreover, our results of operations may be impacted by the success of all of our theatrical releases, including critically acclaimed and award winning films. We cannot assure you that we will manage the production, acquisition and distribution of all future motion pictures successfully including critically acclaimed, award winning and/or commercially popular films or that we will produce or acquire motion pictures that will receive critical acclaim or perform well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. For example, in fiscal 2011, we retrospectively deconsolidated our interest in Pop (formerly TV Guide Network) due to new accounting guidance and now account for our holding in that business under the equity method of accounting. Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

We have few output agreements with cable and broadcast channels. We distribute our library of motion picture titles and television episodes and programs through EPIX, certain broadcast channels such as Pop (which exhibit our films, but license such rights on a film-by-film, rather than an output basis) and, specifically, for certain Summit Entertainment motion picture titles, through Showtime Networks and HBO. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We rely on a few major retailers and distributors and the loss of any of those retailers or distributors could reduce our revenues and operating results. Wal-Mart represented approximately 8% of our revenues in fiscal 2015. In addition, a small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order or becomes bankrupt, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these developments emerge. Consumers are spending an increasing amount of time on the internet and on mobile devices, and are increasingly viewing content on a time-delayed or on-demand basis from the internet, on their televisions and on handheld or portable devices. We and our distributors must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face risks from doing business internationally.

We distribute motion picture and television productions outside the U.S., in the United Kingdom and Ireland through Lionsgate UK, and through various output agreements and third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;

•	changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

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

Our more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because our efforts to protect our intellectual property rights are illegal or improper, and that our key trademarks or other significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. We vigorously defend our copyrights and trademarks from infringing products and activity, which can result in litigation. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our businesses, damage to our brands and reputation, legal exposure and financial losses.

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our proprietary and personal information, and we and our partners rely on various technology systems in connection with the production and distribution of programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, a disruption of our distribution business or a reduction of the revenues we are able to generate from such distribution, damage to our brands and reputation, and significant legal and financial exposure, including from regulatory or consumer actions related to consumer data collection and other data privacy concerns, each of which could potentially have an adverse effect on our business.

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

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the New York Stock Exchange (the “NYSE”). These rules and regulations, which require significant legal and financial compliance costs, may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Certain shareholders own a majority of our outstanding common shares.

As of May 11, 2015, five of our shareholders beneficially owned an aggregate of 70,362,773 of our common shares, or approximately 47.6% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 27.3% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these five shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of May 11, 2015, approximately 38.5% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

Any decisions to reduce or discontinue paying cash dividends to our shareholders or repurchase our common shares pursuant to our previously announced share repurchase program could cause the market price for our common shares to decline.

Our payment of quarterly cash dividends and repurchases of our common shares pursuant to our share purchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common shares pursuant to our share repurchase program could cause the market price of our common shares to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of our common shares are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing our common shares at historical levels could result in a lower market valuation of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Suite 200, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 159,058 square feet. Our lease expires in August 2023. In Santa Monica, California, we also lease a 4,389 square foot space, a 30,107 square foot space, and a 9,123 square foot space (which leases expire in March 2016, and June 2016, and March 2017 respectively). In New York, we currently occupy approximately 7,803 square feet as per a lease that expires in August 2022.

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

For a discussion of certain claims and legal proceedings, see Note 15 - Commitments and Contingencies to our consolidated financial statements, which discussion is incorporated by reference into this Part I, Item 3, Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares are listed on the NYSE under the symbol “LGF.”

As of May 11, 2015, the closing price of our common shares on the NYSE was $30.56.
The following table presents the high and low sale prices of our common shares on the NYSE for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Common shares (per share)
	Market prices		Dividends Declared
2016 fiscal year	High	Low
First quarter (through May 11, 2015)	$34.38	$30.35	$—

2015 fiscal year	High	Low	Dividends Declared
Fourth quarter	$34.87	$27.55	$0.07
Third quarter	35.75	29.00	0.07
Second quarter	34.15	27.46	0.07
First quarter	29.82	24.80	0.05

2014 fiscal year	High	Low	Dividends Declared
Fourth quarter	$33.99	$24.54	$0.05
Third quarter	37.75	27.93	0.05
Second quarter	37.81	27.66	—
First quarter	30.57	22.25	—

Holders
As of May 11, 2015, there were approximately 612 shareholders of record.

Dividends
The Company declared a quarterly dividend of $0.05, $0.07, $0.07 and $0.07 per share of common shares for the four quarters of the year ended March 31, 2015, respectively. The most recent dividend is payable May 22, 2015 to shareholders of record as of March 31, 2015. We expect to pay quarterly dividends each quarter; however, the amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.
Lions Gate is also limited in its ability to pay dividends on its common shares by restrictions under the Business Corporations Act (British Columbia) relating to the solvency of Lions Gate before and after the payment of a dividend and by the terms of its credit facility and indentures governing certain of its notes.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

Taxation

The following is a general summary of certain Canadian federal income tax consequences to U.S. Holders (who, at all relevant times, deal at arm's length with the Company) of the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) (the "ITA") is not, has not, and will not be, or deemed to be, resident in Canada at any time while he, she or it holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, (3) is not a “foreign affiliate” as defined in the ITA of a person resident in Canada, and (4) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to a U.S. Holder that is an insurer or an “authorized foreign bank” within the meaning of the ITA. Such U.S. Holders should seek tax advice from their advisors.

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

This summary is based upon the current provisions of the ITA, the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to a U.S. Holder that is a “financial institution” within the meaning of the mark-to-market rules contained in the ITA or to holders who have entered into a “derivative forward agreement” or a “synthetic disposition arrangement” as these terms are defined in the ITA.

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder, which is the beneficial owner of such dividends, is generally 15%. However, where such beneficial owner is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%.

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian capital gains tax. A U.S. Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the ITA and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at any time during the immediately preceding 60-month period, the shares derived their value principally from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

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

During the period from the authorization date through March 31, 2015, 5,342,218 common shares have been repurchased at a cost of approximately $144.8 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to our common shares purchased by us during the three months ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	431,918	$29.81	431,918	$89,931,883
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	431,918	$29.81	431,918	$89,931,883

Additionally, during the three months ended March 31, 2015, 110,343 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2010 and ending March 31, 2015. All values assume that $100 was invested on March 31, 2010 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
3/10
3/11
3/12
3/13
3/14
3/15
Lions Gate Entertainment Corporation
NYSE Composite
S&P Movies & Entertainment

*$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

	3/10	3/11	3/12	3/13	3/14	3/15
Lions Gate Entertainment Corporation	100.00	100.16	223.08	380.93	429.88	550.04
NYSE Composite	100.00	115.43	115.55	131.73	156.07	165.47
S&P Movies & Entertainment	100.00	124.54	132.96	189.08	246.68	300.40
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
The Selected Consolidated Financial Data below includes the results of Summit Entertainment from its acquisition date of January 13, 2012 onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation of July 18, 2007, through the date of sale of August 10, 2011. Due to the acquisition of Summit Entertainment and the consolidation and subsequent sale of our interest in Maple Pictures, the Company’s results of operations for the years ended March 31, 2015, 2014, 2013, 2012, and 2011 and financial positions as at March 31, 2015, 2014, 2013, 2012, and 2011 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$2,399,640	$2,630,254	$2,708,141	$1,587,579	$1,582,720
Expenses:
Direct operating	1,315,775	1,369,381	1,390,569	908,402	795,746
Distribution and marketing	591,491	739,461	817,862	483,513	547,226
General and administration	263,507	254,925	218,341	168,864	171,407
Gain on sale of asset disposal group	—	—	—	(10,967)	—
Depreciation and amortization	6,586	6,539	8,290	4,276	5,811
Total expenses	2,177,359	2,370,306	2,435,062	1,554,088	1,520,190
Operating income	222,281	259,948	273,079	33,491	62,530
Other expenses (income):
Interest expense
Cash interest	39,657	48,960	75,322	62,430	38,879
Amortization of debt discount and deferred financing costs	12,819	17,210	18,258	15,681	16,301
Total interest expense	52,476	66,170	93,580	78,111	55,180
Interest and other income	(2,790)	(6,030)	(4,036)	(2,752)	(1,742)
Loss on extinguishment of debt	11,664	39,572	24,089	967	14,505
Total other expenses, net	61,350	99,712	113,633	76,326	67,943
Income (loss) before equity interests and income taxes	160,931	160,236	159,446	(42,835)	(5,413)
Equity interests income (loss)	52,477	24,724	(3,075)	8,412	(20,712)
Income (loss) before income taxes	213,408	184,960	156,371	(34,423)	(26,125)
Income tax provision (benefit)	31,627	32,923	(75,756)	4,695	4,256
Net income (loss)	$181,781	$152,037	$232,127	$(39,118)	$(30,381)

Basic net income (loss) per common share	$1.31	$1.11	$1.73	$(0.30)	$(0.23)
Diluted net income (loss) per common share	$1.23	$1.04	$1.61	$(0.30)	$(0.23)

Weighted average number of common shares outstanding:
Basic	139,048	137,468	134,514	132,226	131,176
Diluted	151,778	154,415	149,370	132,226	131,176

Dividends declared per common share	$0.26	$0.10	$—	$—	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	102,697	25,692	62,363	64,298	86,419
Investment in films and television programs	1,381,829	1,274,573	1,244,075	1,329,053	607,757
Total assets	3,292,089	2,851,632	2,760,869	2,787,995	1,569,153
Corporate debt:
Senior revolving credit facility	—	97,619	338,474	99,750	69,750
Other senior debt	600,000	447,753	432,277	909,024	226,331
Convertible senior subordinated notes and other financing obligations	114,126	131,788	87,167	108,276	110,973
Total liabilities	2,449,802	2,267,094	2,404,343	2,698,210	1,430,298
Total shareholders’ equity	842,287	584,538	356,526	89,785	138,855

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a premier next generation global content leader with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, digital distribution, channel platforms and international distribution and sales. We operate primarily through two reporting segments: Motion Pictures and Television Production.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2015, 2014 and 2013.

Motion Pictures. Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (directly distributed by us in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results and are negotiated on a picture-by-picture basis.

•
Home Entertainment. Home Entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films (including theatrical and direct-to-video releases) and certain television programs, to retail stores and through digital media platforms. In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. We categorize our Home Entertainment revenue as follows:

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

•
International. International revenues are derived from the licensing of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries, and revenues from our distribution to international sub-distributors, on a territory-by-territory basis. International revenues also includes revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

•
Motion Pictures - Other. Other revenues are derived from, among others, our interactive ventures and games division, our global franchise management and strategic partnerships division, the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and from the licensing of our films and television programs to ancillary markets.

Television Production. Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming.

•
International. International television revenues are derived from the licensing and syndication to international markets of one-hour and half-hour series, television movies, mini-series and non-fiction programming.

•
Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series to retail stores and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. Home entertainment revenue consists of packaged media revenue and digital media revenue.

•
Television Production - Other. Other revenues are derived from, among others, product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to ancillary markets. For additional information, see Motion Pictures - Other above.

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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our consolidated financial statements.
Accounting for Films and Television Programs. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film or television program. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 10 to our consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and EST arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVD’s/Blu-ray discs in the retail market which is discussed separately below under the caption “Sales Returns Allowance.”
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $6.6 million, $8.6 million and $9.8 million on our total revenue in the fiscal years ended March 31, 2015, 2014, and 2013, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S. and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not, otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. In previous years, we had historically provided a full valuation allowance against our net deferred tax assets because of our historical operating losses. Due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the year ended March 31, 2014, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in our Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed during the year ended March 31, 2014. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision. Our net unreserved deferred tax assets at March 31, 2015 amounted to $50.1 million.
Our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items. A 1% change in our effective income tax rate, excluding discrete items, would result in an increase or decrease in our income tax expense of approximately $2.1 million for the year ended March 31, 2015.
Goodwill. Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2015 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance, as currently issued, will be effective for our fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.
In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  The guidance is effective for our fiscal year beginning April 1, 2016, with early adoption permitted. We are planning to adopt the new guidance effective April 1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS
Fiscal 2015 Compared to Fiscal 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$1,820.1		$2,182.9		$(362.8)	(16.6)%
Television Production	579.5		447.4		132.1	29.5%
	$2,399.6		$2,630.3		$(230.7)	(8.8)%
Direct operating expenses
Motion Pictures	$827.5	45.5%	$981.1	44.9%	$(153.6)	(15.7)%
Television Production	488.2	84.2	388.3	86.8	99.9	25.7%
	$1,315.7	54.8%	$1,369.4	52.1%	$(53.7)	(3.9)%
Distribution and marketing
Motion Pictures	$555.4	30.5%	$710.0	32.5%	$(154.6)	(21.8)%
Television Production	36.1	6.2	29.5	6.6	6.6	22.4%
	$591.5	24.6%	$739.5	28.1%	$(148.0)	(20.0)%
Gross segment contribution
Motion Pictures	$437.3	24.0%	$491.8	22.5%	$(54.5)	(11.1)%
Television Production	55.1	9.5	29.6	6.6	25.5	86.1%
	$492.4	20.5%	$521.4	19.8%	$(29.0)	(5.6)%
_________________________________________

(1)
Our largest component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$662.7	$829.6	$(166.9)	(20.1)%
Television Production	44.8	34.3	10.5	30.6%
	$707.5	$863.9	$(156.4)	(18.1)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the fiscal years ended March 31, 2015 and 2014.

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$354.0	$524.7	$(170.7)	(32.5)%
Home Entertainment	662.7	829.6	(166.9)	(20.1)%
Television	270.2	225.3	44.9	19.9%
International (1)	495.0	543.4	(48.4)	(8.9)%
Other	38.2	59.9	(21.7)	(36.2)%
	$1,820.1	$2,182.9	$(362.8)	(16.6)%

(1)
The year ended March 31, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $146.3 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2015 and Fiscal 2014 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the fiscal years ended March 31, 2015 and 2014, respectively:

Year Ended March 31,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
The Duff	February 2015	The Single Moms Club	March 2014
Mortdecai	January 2015	I, Frankenstein	January 2014
The Hunger Games: Mockingjay - Part 1	November 2014	The Legend of Hercules	January 2014
John Wick	October 2014	Tyler Perry's A Madea Christmas	December 2013
Addicted*	October 2014*	The Hunger Games: Catching Fire	November 2013
The Expendables 3	August 2014	Ender's Game	November 2013
Step Up All In	August 2014	Escape Plan	October 2013
The Quiet Ones	April 2014	You're Next	August 2013
Draft Day	April 2014	Red 2	July 2013
		Now You See Me	May 2013
		Peeples	May 2013
		The Big Wedding	April 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of a Marriage Counselor	March 2013
The Hunger Games: Catching Fire	November 2013
Managed Brands(1):		Managed Brands(1):
A Most Wanted Man	August 2014	Kevin Hart: Let Me Explain	July 2013
		Mud	May 2013
Other Feature Film(2):
		Instructions Not Included	August 2013

*	Limited release.

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Theatrical revenue of $354.0 million decreased $170.7 million, or 32.5%, in fiscal 2015, as compared to fiscal 2014. Approximately $131.9 million of this decrease was driven by fewer films (as listed above) released from our Fiscal 2015 Theatrical Slate compared to our Fiscal 2014 Theatrical Slate and the relative performance of those films released. In particular, the box office performance of The Hunger Games: Mockingjay - Part 1 in fiscal 2015 was lower than the box office performance of The Hunger Games: Catching Fire and fiscal 2014 included the strong box office performance of Now You See Me. In addition, theatrical revenue from Managed Brands and Other Feature Film declined $38.8 million due to the theatrical revenues generated by the titles in the above table, and in particular, Instructions Not Included in fiscal 2014.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment from our theatrical slates in the fiscal years ended March 31, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in fiscal 2015 and fiscal 2014, respectively:

Year Ended March 31,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	March 2015	The Hunger Games: Catching Fire	March 2014
John Wick	February 2015	Escape Plan	February 2014
Addicted	February 2015	Ender's Game	February 2014
The Expendables 3	November 2014	You're Next	January 2014
Step Up All In	November 2014	Red 2	November 2013
Draft Day	September 2014	Now You See Me	September 2013
The Quiet Ones	August 2014	Peeples	September 2013
		The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Tyler Perry's A Madea Christmas	November 2014	Temptation: Confessions of A Marriage Counselor	July 2013
Divergent	August 2014	Snitch	June 2013
The Single Moms Club	July 2014	Warm Bodies	June 2013
I, Frankenstein	May 2014	The Last Stand	May 2013
The Legend of Hercules	April 2014	Texas Chainsaw 3D	May 2013
The Hunger Games: Catching Fire	March 2014	The Impossible	April 2013
		The Twilight Saga: Breaking Dawn - Part 2	March 2013
Prior Theatrical Slates(1):
		The Hunger Games	August 2012
Managed Brands:
		Mud	August 2013
		Duck Dynasty (multiple seasons)	Various

(1)	Prior Theatrical Slates includes our fiscal 2012 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.

The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015			2014
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total	Total Increase (Decrease)
			(Amounts in millions)
Home entertainment revenues(2)
Fiscal 2015 Theatrical Slate	$128.4	$35.8	$164.2	$—	$—	$—	$164.2
Fiscal 2014 Theatrical Slate	106.6	88.0	194.6	209.7	49.5	259.2	(64.6)
Fiscal 2013 Theatrical Slate	14.0	6.2	20.2	101.2	83.9	185.1	(164.9)
Prior Theatrical Slates	28.0	18.2	46.2	64.4	20.0	84.4	(38.2)
Total Theatrical Slates	277.0	148.2	425.2	375.3	153.4	528.7	(103.5)
Managed Brands	147.5	74.9	222.4	199.5	80.6	280.1	(57.7)
Other Feature Film	8.1	7.0	15.1	15.6	5.2	20.8	(5.7)
	$432.6	$230.1	$662.7	$590.4	$239.2	$829.6	$(166.9)

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Home entertainment revenue of $662.7 million decreased $166.9 million, or 20.1%, in fiscal 2015, as compared to fiscal 2014. Of the $166.9 million decrease, approximately $103.5 million was from our theatrical slates, and $57.7 million was from Managed Brands. The decrease in home entertainment revenues from our theatrical slates was largely driven by the performance of the titles released in the current fiscal year from our Fiscal 2015 Theatrical Slate, as compared to the titles released in the prior fiscal year from our Fiscal 2014 Theatrical Slate, which included significant revenues from the release of The Hunger Games: Catching Fire, Now You See Me and Red 2 in fiscal 2014. The decrease was also, to a lesser extent, driven by fewer titles released on packaged media from our theatrical slates in fiscal 2015 as compared to fiscal 2014. These decreases in revenue were partially offset by contributions from our Fiscal 2014 Theatrical Slate in fiscal 2015, driven by the performance of Divergent and The Hunger Games: Catching Fire in the current fiscal year. The decrease in Managed Brands revenue was primarily due to the number and performance of titles released in fiscal 2015, as compared to the titles released in fiscal 2014, and in particular, a significant contribution from Mud in fiscal 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2015 and 2014:

Year Ended March 31,
2015	2014
Fiscal 2014 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Divergent	Now You See Me
Ender's Game	Fiscal 2013 Theatrical Slate:
Red 2	Snitch
The Hunger Games: Catching Fire	Temptation: Confessions of a Marriage Counselor
The Twilight Saga: Breaking Dawn - Part 2
The Possession
Warm Bodies
Prior Theatrical Slates:
The Hunger Games
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Fiscal 2015 Theatrical Slate	$16.3	$—	$16.3	n/m
Fiscal 2014 Theatrical Slate	98.3	24.4	73.9	n/m
Fiscal 2013 Theatrical Slate	17.6	94.4	(76.8)	(81.4)%
Prior Theatrical Slates	90.8	74.3	16.5	22.2%
Total Theatrical Slates	223.0	193.1	29.9	15.5%
Managed Brands	41.9	29.2	12.7	43.5%
Other Feature Film	5.3	3.0	2.3	76.7%
	$270.2	$225.3	$44.9	19.9%

n/m - Percentage not meaningful.

(1)	Certain amounts in fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Television revenue increased in fiscal 2015 as compared to fiscal 2014 due primarily to an increase in the contribution of revenue from our theatrical slates as listed above, and in particular, contributions from our Prior Theatrical Slates category reflecting television window openings for The Twilight Saga: Breaking Dawn - Part 1 and The Hunger Games and also, to a lesser extent, an increase in the contribution of revenue from our Managed Brands category reflecting the timing of television windows opening in the current fiscal year.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2015 and 2014:

Year Ended March 31,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Escape Plan
The Divergent Series: Insurgent	Now You See Me
The Hunger Games: Mockingjay - Part 1	Red 2
The Hunger Games: Catching Fire
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games: Catching Fire

The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2015 Theatrical Slate	$209.7	$—	$209.7	n/m
Fiscal 2014 Theatrical Slate	99.4	273.9	(174.5)	(63.7)%
Fiscal 2013 Theatrical Slate	29.0	109.9	(80.9)	(73.6)%
Prior Theatrical Slates	47.2	64.3	(17.1)	(26.6)%
Total Theatrical Slates	385.3	448.1	(62.8)	(14.0)%
UK Third Party Product(2)	66.8	61.8	5.0	8.1%
Managed Brands	22.3	21.8	0.5	2.3%
Other Feature Film	20.6	11.7	8.9	76.1%
	$495.0	$543.4	$(48.4)	(8.9)%

(1)
Certain amounts in fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification. Specifically, Lionsgate UK revenues in fiscal 2014 of $146.3 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased in fiscal 2015 as compared to fiscal 2014, due primarily to a decrease in revenues from our theatrical slates, offset in part by increases in our Other Feature Film and UK Third Party Product categories. The decrease in our theatrical slates was primarily driven by a decrease in revenue from our Fiscal 2015 Theatrical Slate in the current fiscal year as compared to the revenue from our Fiscal 2014 Theatrical Slate in the prior fiscal year, due primarily to significant revenues from Now You See Me, Red 2 and Escape Plan in fiscal 2014, which were partially offset by higher international revenues from The Hunger Games: Mockingjay - Part 1 in fiscal 2015 as compared to The Hunger Games: Catching Fire in fiscal 2014.
Motion Pictures —Other Revenue
Other revenue included in motion pictures revenue decreased in fiscal 2015 as compared to fiscal 2014. Other revenue in fiscal 2014 primarily included revenue from the sale of a portion of our music catalog.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$415.2	$326.1	$89.1	27.3%
International	112.4	82.3	30.1	36.6%
Home entertainment revenue
Digital	34.3	22.8	11.5	50.4%
Packaged Media	10.5	11.5	(1.0)	(8.7)%
Total home entertainment revenue	44.8	34.3	10.5	30.6%
Other	7.1	4.7	2.4	51.1%
	$579.5	$447.4	$132.1	29.5%

Television Production - Domestic Television

 Domestic television revenue increased in fiscal 2015, as compared to fiscal 2014, primarily due to an increase in television episodes delivered in fiscal 2015, as compared to fiscal 2014. Television episodes delivered for original exhibition during fiscal 2015 and 2014 included the episode deliveries as shown in the table below:

		Year Ended				Year Ended
		March 31, 2015				March 31, 2014
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	35	17.5	Anger Management	1/2hr	38	19.0
Ascension	1hr	6	6.0	Mad Men - Season 6	1hr	11	11.0
Houdini	1hr	4	4.0	Mad Men - Season 7	1hr	3	3.0
Mad Men - Season 7	1hr	11	11.0	Nashville - Season 1	1hr	6	6.0
Manhattan - Season 1	1hr	13	13.0	Nashville - Season 2	1hr	19	19.0
Nashville - Season 2	1hr	3	3.0	Nurse Jackie - Season 6	1/2hr	12	6.0
Nashville - Season 3	1hr	17	17.0	Orange Is The New Black - Season 1	1hr	5	5.0
Nurse Jackie - Season 7	1/2hr	12	6.0	Orange Is The New Black - Season 2	1hr	13	13.0
Orange Is The New Black - Season 3	1hr	12	12.0	Other(1)	1/2hr & 1hr	69	40.0
Rosemary's Baby	1hr	4	4.0
The Royals - Season 1	1hr	9	9.0
Other(1)	1/2hr & 1hr	112	65.5
		238	168.0			176	122.0
______________________

(1)
Other in fiscal 2015 includes episodes delivered for Alaska: Battle on the Bay, Christina Milian Turned Up (Season 1), Deadbeat (Season 2), Deal With It (Season 2), Deion's Family Playbook, Flea Market Flip (Seasons 4 & 5), Partners, and Way Out West. Other in fiscal 2014 includes episodes delivered for Saint George, Deadbeat, Deion's Family Playbook, Deal With It (Seasons 1 & 2) and Flea Market Flip (Season 3).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in fiscal 2015 from Are We There Yet, Family Feud (Seasons 7 & 8), and The Wendy Williams Show (Season 5), and in fiscal 2014, from Family Feud (Season 6) and The Wendy Williams Show (Season 4).
Television Production - International Revenue
International revenue in fiscal 2015 increased as compared to fiscal 2014. International revenue in fiscal 2015 primarily included revenue from Anger Management, Mad Men (Season 6), Nashville (Seasons 2 & 3), and Orange Is The New Black (Seasons 1, 2 & 3). International revenue in fiscal 2014 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Seasons 1 & 2), and Orange Is The New Black (Season 1).
Television Production - Home Entertainment Revenue
The increase in home entertainment revenue in fiscal 2015 as compared to fiscal 2014 is due to an increase in digital media revenue, largely driven by revenues from Mad Men (Season 7) and Manhattan (Season 1), offset in part by a slight decrease in packaged media revenue.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended			Year Ended
	March 31, 2015			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$545.7	$354.3	$900.0	$624.0	$297.3	$921.3
Participation and residual expense	270.8	131.4	402.2	359.4	89.9	449.3
Other expenses	11.0	2.6	13.6	(2.3)	1.1	(1.2)
	$827.5	$488.3	$1,315.8	$981.1	$388.3	$1,369.4
Direct operating expenses as a percentage of segment revenues	45.5%	84.3%	54.8%	44.9%	86.8%	52.1%
Direct operating expenses of the Motion Pictures segment of $827.5 million for fiscal 2015 were 45.5% of motion pictures revenue, compared to $981.1 million, or 44.9% of motion pictures revenue for fiscal 2014. The decrease in direct operating expenses of $153.6 million is primarily due to a decrease in motion pictures revenue in the fiscal year ended March 31, 2015, as compared to the fiscal year ended March 31, 2014. Included in amortization expense are investment in film write-downs of approximately $17.3 million in the fiscal year ended March 31, 2015, compared to $17.3 million in the fiscal year ended March 31, 2014. Other direct operating expenses in the fiscal year ended March 31, 2015 consisted primarily of foreign exchange losses and the provision for doubtful accounts, as compared to primarily foreign exchange gains, offset in part by the provision for doubtful accounts in fiscal 2014.
Direct operating expenses of the Television Production segment of $488.3 million for fiscal 2015 were 84.3% of television production revenue, compared to $388.3 million, or 86.8%, of television production revenue for fiscal 2014. The increase in direct operating expenses of $100.0 million is primarily due to an increase in television production revenue in fiscal 2015, as compared to fiscal 2014. The slight decrease in direct operating expenses as a percentage of television production revenue is primarily due to the revenue contributions on shows such as Orange Is The New Black, Mad Men and The Wendy Williams Show, relative to total television production revenue in fiscal 2015 as compared to fiscal 2014.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended			Year Ended
	March 31, 2015			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$302.1	$—	$302.1	$431.5	$0.3	$431.8
Home Entertainment	166.4	6.7	173.1	200.5	6.5	207.0
International(1)	80.8	12.8	93.6	69.4	9.7	79.1
Television and Other	6.1	16.6	22.7	8.6	13.0	21.6
	$555.4	$36.1	$591.5	$710.0	$29.5	$739.5

(1)	The year ended March 31, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2015 of $302.1 million decreased $129.4 million, compared to $431.5 million in fiscal 2014. The decrease was primarily driven by lower P&A spending in the fiscal year ended March 31, 2015 on our theatrical slates as a result of only ten wide releases from our Fiscal 2015 Theatrical Slate, compared to 13 wide releases from our Fiscal 2014 Theatrical Slate. In addition, the decrease was to a lesser extent due to lower P&A incurred on ancillary driven platform theatrical releases in fiscal 2015 as compared to fiscal 2014, which included the releases of All Is Lost, Mud and Kevin Hart: Let Me Explain, and a decrease in P&A incurred in advance for films to be released in fiscal 2016. In fiscal 2015, approximately $5.9 million of P&A was incurred in advance for films to be released in fiscal 2016, such as The Hunger Games: Mockingjay - Part 2 and Child 44. In fiscal 2014, approximately $22.9 million of P&A was incurred in advance for films to be released in fiscal 2015, such as Draft Day, The Quiet Ones, The Hunger Games: Mockingjay -Part 1 and The Expendables 3. We currently expect to release more wide release films in fiscal 2016 than we released in fiscal 2015. As a result, we expect our P&A expense to increase in fiscal 2016.
Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2015 of $173.1 million decreased $33.9 million, or 16.4%, compared to $207.0 million in fiscal 2014, primarily due to lower motion pictures home entertainment revenues. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2015 were 24.5%, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2014 of 24.0%.
International distribution and marketing expenses in the Motion Pictures segment in fiscal 2015 of $80.8 million increased from $69.4 million in fiscal 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,				Increase (Decrease)
	2015	% of Segment Revenues	2014	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$437.3	24.0%	$491.8	22.5%	$(54.5)	(11.1)%
Television Production	55.1	9.5	29.6	6.6	25.5	86.1%
	$492.4	20.5%	$521.4	19.8%	$(29.0)	(5.6)%
Gross segment contribution of the Motion Pictures segment for fiscal 2015 of $437.3 million decreased $54.5 million, or 11.1%, as compared to fiscal 2014. The gross segment contribution of the motion pictures segment decreased only 11.1% despite a 16.6% decrease in motion pictures segment revenue due to lower direct operating expenses and lower distribution and marketing expenses incurred relative to motion pictures segment revenue in the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014.
Gross segment contribution of the Television Production segment for fiscal 2015 increased $25.5 million, or 86.1% as compared to fiscal 2014. The increase in gross segment contribution of the television production segment is primarily due to an increase in television production segment revenues, particularly driven by the success of shows, such as Orange Is The New Black.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$73.5	$66.8	$6.7	10.0%
Television Production	13.3	12.7	0.6	4.7%
Shared services and corporate expenses, excluding items below	85.7	95.8	(10.1)	(10.5)%
General and administrative expenses before items below:	172.5	175.3	(2.8)	(1.6)%
Share-based compensation expense	80.3	72.1	8.2	11.4%
Restructuring and other items	10.7	7.5	3.2	42.7%
	91.0	79.6	11.4	14.3%
Total general and administrative expenses	$263.5	$254.9	$8.6	3.4%
Total general and administrative expenses as a percentage of revenue	11.0%	9.7%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, as a percentage of revenue	7.2%	6.7%
Total General and Administrative Expenses
General and administrative expenses of the Motion Pictures segment increased $6.7 million, or 10.0%, primarily due to increases in salaries and related expenses, rent and facilities costs and professional fees.

General and administrative expenses of the Television Production segment increased slightly from the fiscal year ended March 31, 2014.

Shared services and corporate expenses excluding share-based compensation expense and restructuring and other items decreased compared to the fiscal year ended March 31, 2014, primarily due to a reduction of cash-based incentive compensation, which was partially offset by an increase in share-based incentive compensation as reflected in the table below.
Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$33.5	$22.5	$11.0	48.9%
Restricted share units and other share-based compensation	42.8	33.2	9.6	28.9%
Share appreciation rights	4.0	16.4	(12.4)	(75.6)%
	$80.3	$72.1	$8.2	11.4%
Restructuring and Other Items. Restructuring and other items includes certain unusual items, such as severance and restructuring charges, certain transaction related costs, and the settlement of an administrative order, when applicable. Amounts in fiscal 2015 primarily represent severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom amounting to an aggregate of $9.1 million. Approximately $1.2 million of these costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 11 to our consolidated financial statements). In addition, fiscal 2015 includes transaction costs related to the registration and offering of common shares by a shareholder (see Note 20 to our consolidated financial statements), for which the Company received no proceeds, pursuant to a preexisting registration rights agreement dated October 22, 2009, and costs related to the Starz Exchange transaction (see Note 5 to our consolidated financial statements). Amounts in fiscal 2014 represent the settlement of an administrative order.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $6.6 million in fiscal 2015, compared to $6.5 million in fiscal 2014.
Interest expense in fiscal 2015 decreased from fiscal 2014, primarily due to the fiscal 2014 redemption of $432.0 million principal amount of the 10.25% Senior Notes and contemporaneous issuance of $225.0 million principal amount of 5.25% Senior Notes and borrowings of $222.5 million (net of an original issuance discount of $2.5 million) under the Term Loan Due 2020 (see Note 7 to our consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$6.7	$9.2	$(2.5)	(27.2)%
Convertible senior subordinated notes	3.5	4.8	(1.3)	(27.1)%
5.25% Senior Notes and 10.25% Senior Notes (year ended March 31, 2014 only)	11.8	21.6	(9.8)	(45.4)%
Term Loans	11.7	8.0	3.7	46.3%
Other	6.0	5.4	0.6	11.1%
	39.7	49.0	(9.3)	(19.0)%
Non-Cash Based:
Amortization of discount and deferred financing costs	12.8	17.2	(4.4)	(25.6)%
	$52.5	$66.2	$(13.7)	(20.7)%
Interest and other income was $2.8 million in fiscal 2015, compared to $6.0 million in fiscal 2014.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2015 and 2014:

	March 31, 2015
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2015	2014	Amount	Percent
		(Amounts in millions)
EPIX(1)	31.2%	$48.7	$32.3	$16.4	50.8%
Pop (formerly TVGN)(1) (2)	50.0%	(9.6)	(2.6)	(7.0)	269.2%
Other Equity Method Investments(2)	Various	13.4	(5.0)	18.4	n/m
		$52.5	$24.7	$27.8	112.6%
 ______________________
n/m - Percentage not meaningful.

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 5 to our consolidated financial statements).

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on sale of $11.4 million in the fiscal year ended March 31, 2015 included in our Other Equity Method Investments income shown above. See Note 5 to our consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $11.7 million for the fiscal year ended March 31, 2015, primarily resulting from the March 2015 early redemption of the Term Loan Due 2020, which carried a variable rate of LIBOR, subject to a 1% floor, plus 4%, in connection with the issuance of new Term Loan Due 2022, which carries a fixed interest rate of 5%. For the fiscal year ended March 31, 2014, loss on extinguishment of debt was $39.6 million, primarily resulting from the 10.25% Senior Notes that were redeemed on August 19, 2013. See Note 7 to our consolidated financial statements.

Income Tax Provision
We had an income tax expense of $31.6 million, or 14.8%, of income before income taxes (i.e., effective rate) in fiscal 2015, compared to an expense of $32.9 million, or 17.8%, of income before income taxes in fiscal 2014. Our tax provision for the fiscal years ended March 31, 2015 and March 31, 2014 included certain unusual and discrete tax items (see below). Excluding these items, our effective tax rate for fiscal 2015 was 14.2% compared to 25.7% for fiscal 2014. The decrease in our effective tax rate in fiscal 2015 as compared to fiscal 2014 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate.
In fiscal 2015, the income tax provision included the effect at the applicable statutory rate from the impact of the loss on early extinguishment of debt, and other discrete tax items, which contributed a net 0.6% of tax charges. In fiscal 2014, the income tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which contributed a 7.9% net benefit.
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
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2016 as compared to fiscal 2015. At March 31, 2015, we had U.S. net operating loss carryforwards of approximately $113.1 million available to reduce future federal income taxes which expire beginning in 2029 through 2034, state net operating loss carryforwards of approximately $172.9 million available to reduce future state income taxes which expire in varying amounts beginning 2024, and Canadian loss carryforwards of $21.9 million, which will expire beginning in 2031 through 2033. In addition, at March 31, 2015, we had U.S. credit carryforwards of approximately $41.1 million to offset future federal income taxes that expire beginning in 2018 through 2025.

Net Income
Net income for the fiscal year ended March 31, 2015 was $181.8 million, or basic net income per common share of $1.31 on 139.0 million weighted average common shares outstanding and diluted net income per common share of $1.23 on 151.8 million weighted average common shares outstanding. This compares to net income for the fiscal year ended March 31, 2014 of $152.0 million, or basic net income per common share of $1.11 on 137.5 million weighted average common shares outstanding and diluted net income per common share of $1.04 on 154.4 million weighted average common shares outstanding.

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

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the years ended March 31, 2014 and 2013.

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$524.7	$535.5	$(10.8)	(2.0)%
Home Entertainment	829.6	900.0	(70.4)	(7.8)%
Television	225.3	277.9	(52.6)	(18.9)%
International(1)	543.4	517.4	26.0	5.0%
Other	59.9	98.3	(38.4)	(39.1)%
	$2,182.9	$2,329.1	$(146.2)	(6.3)%

(1)
The years ended March 31, 2014 and 2013 include reclassifications of Lionsgate UK (previously presented separately) amounting to $146.3 million and $147.7 million, respectively, to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2014 and Fiscal 2013 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014		2013
	Theatrical Release Date		Theatrical Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of A Marriage Counselor	March 2013
The Single Mom's Club	March 2014	Snitch	February 2013
I, Frankenstein	January 2014	Warm Bodies	February 2013
The Legend of Hercules	January 2014	The Last Stand	January 2013
Tyler Perry's A Madea Christmas	December 2013	Texas Chainsaw 3D	January 2013
The Hunger Games: Catching Fire	November 2013	The Impossible	December 2012
Ender's Game	November 2013	The Twilight Saga: Breaking Dawn - Part 2	November 2012
Escape Plan	October 2013	Alex Cross	October 2012
You're Next	August 2013	Sinister	October 2012
Red 2	July 2013	The Perks of Being A Wallflower	September 2012
Now You see Me	May 2013	Dredd	September 2012
Peeples	May 2013	Cold Light of Day	September 2012
The Big Wedding	April 2013	The Possession	August 2012
		The Expendables 2	August 2012
		Step Up Revolution	July 2012
		Madea's Witness Protection	June 2012
		What To Expect When You're Expecting	May 2012
		Cabin In The Woods	April 2012
		Safe	April 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of a Marriage Counselor	March 2013	The Hunger Games	March 2012
Managed Brands(1):
Kevin Hart: Let Me Explain	July 2013
Mud	May 2013
Other Feature Film(2):	May 2013
Instructions Not Included	August 2013

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Theatrical revenue decreased in fiscal 2014 as compared to fiscal 2013, which was largely driven by decreases in revenue as a result of the smaller Fiscal 2014 Theatrical Slate of 13 wide releases, as compared to 19 wide releases in our Fiscal 2013 Theatrical Slate, and the significant revenues in fiscal 2013 from the late March 2012 release of The Hunger Games. However, these decreases in revenue were mostly offset by the successful box office performances of the titles released in fiscal 2014 (as listed in the table above), and in particular, The Hunger Games: Catching Fire, from our Fiscal 2014 Theatrical Slate.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment from our theatrical slates in the fiscal years ended March 31, 2014 and 2013, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in fiscal 2014 and fiscal 2013, respectively:

Year Ended March 31,
2014		2013
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
The Hunger Games: Catching Fire	March 2014	The Twilight Saga: Breaking Dawn - Part 2	March 2013
Escape Plan	February 2014	Alex Cross	February 2013
Ender's Game	February 2014	Sinister	February 2013
You're Next	November 2013	The Perks of Being a Wallflower	February 2013
Red 2	November 2013	Dredd	January 2013
Now You See Me	September 2013	Cold Light of Day	January 2013
Peeples	September 2013	The Possession	January 2013
The Big Wedding	August 2013	The Expendables 2	November 2012
		Step Up Revolution	November 2012
		Madea's Witness Protection	October 2012
		Cabin In The Woods	September 2012
		What To Expect When You're Expecting	September 2012
		Safe	September 2012
Fiscal 2013 Theatrical Slate:		Fiscal 2012 Theatrical Slate:
Temptation: Confessions of A Marriage Counselor	July 2013	The Hunger Games	August 2012
Snitch	June 2013	Good Deeds	June 2012
Warm Bodies	June 2013	One For The Money	May 2012
The Last Stand	May 2013
Texas Chainsaw 3D	May 2013
The Impossible	April 2013
The Twilight Saga: Breaking Dawn - Part 2	March 2013
Fiscal 2012 Theatrical Slate:		Prior Theatrical Slates(1):
The Hunger Games	August 2012	The Twilight Saga: Breaking Dawn - Part 1	February 2012
Managed Brands:
Mud	August 2013
Duck Dynasty (multiple seasons)	Various
___________________

(1)	Prior Theatrical Slates includes our fiscal 2011 and prior theatrical slates and Summit titles theatrically released prior to the acquisition of Summit.

The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014			2013
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total	Total Increase (Decrease)
			(Amounts in millions)
Home entertainment revenues(2)
Fiscal 2014 Theatrical Slate	$209.7	$49.5	$259.2	$—	$—	$—	$259.2
Fiscal 2013 Theatrical Slate	101.2	83.9	185.1	249.1	50.6	299.7	(114.6)
Fiscal 2012 Theatrical Slate	23.0	5.3	28.3	176.8	59.4	236.2	(207.9)
Prior Theatrical Slates	41.4	14.7	56.1	69.7	44.2	113.9	(57.8)
Total Theatrical Slates	375.3	153.4	528.7	495.6	154.2	649.8	(121.1)
Managed Brands	199.5	80.6	280.1	173.4	70.2	243.6	36.5
Other Feature Film	15.6	5.2	20.8	2.9	3.7	6.6	14.2
	$590.4	$239.2	$829.6	$671.9	$228.1	$900.0	$(70.4)
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in fiscal 2014 and fiscal 2013 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Home entertainment revenue of $829.6 million decreased $70.4 million, or 7.8%, in fiscal 2014 as compared to fiscal 2013. The decrease in home entertainment revenue is primarily due to a decrease in the contribution of revenue from the theatrical slates as listed above, and our Prior Theatrical Slates category, largely driven by Summit titles released prior to acquisition due to the static nature of this product category, offset in part by an increase in the contribution of revenue by our Managed Brands titles in fiscal 2014. The decrease in the contribution of revenue from the theatrical slates was partly driven by fewer home entertainment releases from our smaller Fiscal 2014 Theatrical Slate as compared to the Fiscal 2013 Theatrical Slate in the prior year. In addition, fiscal 2013 included the home entertainment release of The Twilight Saga: Breaking Dawn - Part 2, and the August 2012 release of The Hunger Games, while fiscal 2014 included only one month of revenue from the March 2014 release of The Hunger Games: Catching Fire.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Now You See Me	Madea's Witness Protection
The Expendables 2
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
Snitch	The Hunger Games
Temptation: Confessions of a Marriage Counselor	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 2	Knowing
The Possession	The Twilight Saga: Breaking Dawn - Part 1
Warm Bodies	The Twilight Saga: Eclipse
The Twilight Saga: New Moon

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Fiscal 2014 Theatrical Slate	$24.4	$—	$24.4	n/m
Fiscal 2013 Theatrical Slate	94.4	42.8	51.6	120.6%
Fiscal 2012 Theatrical Slate	8.6	49.2	(40.6)	(82.5)%
Prior Theatrical Slates	65.7	163.7	(98.0)	(59.9)%
Total Theatrical Slates	193.1	255.7	(62.6)	(24.5)%
Managed Brands	29.2	20.9	8.3	39.7%
Other Feature Film	3.0	1.3	1.7	130.8%
	$225.3	$277.9	$(52.6)	(18.9)%
 ___________________

(1)	Certain amounts in fiscal 2014 and fiscal 2013 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Television revenue decreased in fiscal 2014 as compared to fiscal 2013 due to a lower contribution of revenue from the our Prior Theatrical Slates category, largely driven by Summit titles released prior to acquisition due to the static nature of this product category, offset partially by an increase in the contribution of revenue from our theatrical slates as listed above, and an increase in the contribution of revenue from Managed Brands. The contribution of revenue from the theatrical slates included a greater contribution in fiscal 2014 from the Fiscal 2013 Theatrical Slate, as compared to the contribution of the Fiscal 2012 Theatrical Slate in fiscal 2013, due to the larger number of titles in the Fiscal 2013 Theatrical Slate and the timing of their television windows opening, offset partially by lower television revenue from our smaller Fiscal 2014 Theatrical Slate as compared to the Fiscal 2013 Theatrical Slate in the prior year.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2014 and 2013:

Year Ended March 31,
2014	2013
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Escape Plan	Step Up Revolution
Now You See Me	The Twilight Saga: Breaking Dawn - Part 2
Red 2	What To Expect When You're Expecting
The Hunger Games: Catching Fire
Fiscal 2013 Theatrical Slate:	Fiscal 2012 Theatrical Slate:
The Twilight Saga: Breaking Dawn - Part 2	The Hunger Games
Prior Theatrical Slates
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2014 Theatrical Slate	$273.9	$—	$273.9	n/m
Fiscal 2013 Theatrical Slate	109.9	240.8	(130.9)	(54.4)%
Fiscal 2012 Theatrical Slate	5.6	92.2	(86.6)	(93.9)%
Prior Theatrical Slates	58.7	94.1	(35.4)	(37.6)%
Total Theatrical Slates	448.1	427.1	21.0	4.9%
UK Third Party Product(2)	61.8	60.0	1.8	3.0%
Managed Brands	21.8	19.6	2.2	11.2%
Other Feature Film	11.7	10.7	1.0	9.3%
	$543.4	$517.4	$26.0	5.0%
 ___________________

(1)	Certain amounts in fiscal 2014 and fiscal 2013 have been reclassified between product types in order to be consistent with the current fiscal year classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue increased in fiscal 2014 as compared to fiscal 2013 despite the fewer number of titles in our Fiscal 2014 Theatrical Slate as compared to our Fiscal 2013 Theatrical Slate. This was primarily driven by higher international revenues from the Fiscal 2014 and 2013 Theatrical Slates in fiscal 2014 as compared to the international revenues from the Fiscal 2013 and 2012 Theatrical Slates in fiscal 2013 due to the revenues generated by titles reflected in the table above. These increases were offset by the decline in revenue from our Prior Theatrical Slates category, which was primarily driven by Summit titles released prior to acquisition due to the static nature of this product category.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$326.1	$253.3	$72.8	28.7%
International	82.3	59.0	23.3	39.5%
Home entertainment revenue
Digital	22.8	48.5	(25.7)	(53.0)%
Packaged media	11.5	15.6	(4.1)	(26.3)%
Total home entertainment revenue	34.3	64.1	(29.8)	(46.5)%
Other	4.7	2.6	2.1	80.8%
	$447.4	$379.0	$68.4	18.0%

Television Production - Domestic Television
Domestic television revenue increased in fiscal 2014 as compared to fiscal 2013, primarily due to an increase in the number of television episodes delivered in fiscal 2014, as compared to fiscal 2013. Television episodes delivered for original exhibition during fiscal 2014 and 2013 included the episode deliveries as shown in the table below:

		Year Ended				Year Ended
		March 31, 2014				March 31, 2013
		Episodes	Hours			Episodes	Hours
Anger Management	1/2hr	38	19.0	Anger Management	1/2hr	27	13.5
Mad Men - Season 6	1hr	11	11.0	Boss - Season 2	1hr	10	10.0
Mad Men - Season 7	1hr	3	3.0	Mad Men - Season 6	1hr	2	2.0
Nashville - Season 1	1hr	6	6.0	Nashville - Season 1	1hr	15	15.0
Nashville - Season 2	1hr	19	19.0	Nurse Jackie - Season 5	1/2hr	10	5.0
Nurse Jackie - Season 6	1/2hr	12	6.0	Orange Is The New Black - Season 1	1hr	8	8.0
Orange Is The New Black - Season 1	1hr	5	5.0	Weeds - Season 8	1/2hr	13	6.5
Orange Is The New Black - Season 2	1hr	13	13.0	Other(1)	1/2hr & 1hr	38	19.0
Other(1)	1/2hr & 1hr	69	40.0
		176	122.0			123.0	79.0
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

Television Production - International Revenue
International revenue in fiscal 2014 increased as compared to fiscal 2013, primarily due to the Anger Management television series, and Nashville Season 2. International revenue in fiscal 2014 primarily included revenue from Anger Management, Mad Men (Seasons 5 & 6), Nashville (Seasons 1 & 2), and Orange Is The New Black (Season 1). International revenue in fiscal 2013 primarily included revenue from Anger Management, Boss (Season 1), Mad Men (Seasons 4 & 5), Nashville Season 1 and the Jeremy Kyle Show (Season 1).

Television Production - Home Entertainment Revenue
The decrease in home entertainment revenue was primarily due to a decrease in digital media revenue, and to a lesser extent, due to a decrease in packaged media revenue, as shown in the table above. The decrease in digital media revenue was primarily due to a licensing contract which resulted in digital media revenue for Weeds (Seasons 6, 7 & 8) and Mad Men (Season 5) in fiscal 2013, with no comparable revenue in fiscal 2014.
.

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
Direct operating expenses of the Motion Pictures segment of $981.1 million for fiscal 2014 were 44.9% of motion pictures revenue, compared to $1.1 billion, or 46.3% of motion pictures revenue for fiscal 2013. The decrease in direct operating expenses of $96.7 million was primarily due to a decrease in motion pictures revenue in fiscal 2014, as compared to fiscal 2013. Direct operating expenses as a percentage of motion pictures revenue were 44.9% in fiscal 2014 and were slightly lower compared to direct operating expenses as a percentage of motion pictures revenue of 46.3% in fiscal 2014, with the decrease being, in part, driven by the generally higher direct operating expense as a percentage of revenue in fiscal 2013 as a result of the amortization of film cost resulting from the valuation of the titles acquired in the Summit Entertainment acquisition at fair value under purchase accounting rules. Investment in film write-downs of the Motion Pictures segment during fiscal 2014 totaled approximately $17.3 million, compared to $15.2 million for fiscal 2013. Other direct operating expenses in fiscal 2014 consisted primarily of foreign exchange gains, offset in part by the provision for doubtful accounts, as compared to primarily foreign exchange losses in fiscal 2013.
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

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2014 and 2013:

	Year Ended			Year Ended
	March 31, 2014			March 31, 2013
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$431.5	$0.3	$431.8	$475.5	$—	$475.5
Home Entertainment	200.5	6.5	207.0	226.0	7.6	233.6
International(1)	69.4	9.7	79.1	75.1	6.0	81.1
Television and Other	8.6	13.0	21.6	10.9	16.8	27.7
	$710.0	$29.5	$739.5	$787.5	$30.4	$817.9

(1)	The years ended March 31, 2014 and March 31, 2013 include certain reclassifications to be consistent with the current fiscal year classification, primarily due to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2014 of $431.5 million decreased $44.0 million, compared to $475.5 million in fiscal 2013, primarily due to lower theatrical P&A incurred on our Fiscal 2014 Theatrical Slate releases as a result of our smaller theatrical slate of 13 wide releases, as compared to 19 wide releases in our Fiscal 2013 Theatrical Slate. This decrease was partially offset by higher P&A incurred on our Managed Brands and Other releases due to an increase in the number of titles released and, to a lesser extent, an increase in the P&A incurred in advance for films to be released in fiscal 2015. In fiscal 2014, approximately $22.9 million of P&A was incurred in advance for films to be released in fiscal 2015, such as Draft Day, The Quiet Ones, The Hunger Games: Mockingjay - Part 1 and The Expendables 3. In fiscal 2013, approximately $13.9 million of P&A was incurred in advance for films to be released in fiscal 2014, such as The Big Wedding, The Hunger Games: Catching Fire, Ender's Game, Now You See Me, Red 2, Peeples, and You're Next.
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
International distribution and marketing expenses in the Motion Pictures segment in fiscal 2014 of $69.4 million decreased slightly from $75.1 million in fiscal 2013.

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

Gross segment contribution of the Motion Pictures segment for fiscal 2014 increased despite the decrease in motion pictures revenue due to lower direct operating and distribution and marketing expenses in relation to revenues generated, as discussed in the previous sections above. The gross segment contribution of the Motion Pictures segment is primarily driven by the performance and mix of titles in our theatrical slates, and in fiscal 2014 reflects the performance of The Hunger Games: Catching Fire, and to a lesser extent, contributions from Now You See Me, The Twilight Saga: Breaking Dawn - Part 2, Warm Bodies, and Snitch. This compared to contributions from The Hunger Games, and to a lesser extent, Man on a Ledge, and The Twilight Saga: Breaking Dawn - Part 2 in fiscal 2013.
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

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$66.8	$67.2	$(0.4)	(0.6)%
Television Production	12.7	12.0	0.7	5.8%
Shared services and corporate expenses, excluding items below	95.8	88.8	7.0	7.9%
General and administrative expenses before items below:	175.3	168.0	7.3	4.3%
Share-based compensation expense	72.1	47.7	24.4	51.2%
Restructuring and other items	7.5	2.6	4.9	188.5%
	79.6	50.3	29.3	58.3%
Total general and administrative expenses	$254.9	$218.3	$36.6	16.8%
Total general and administrative expenses as a percentage of revenue	9.7%	8.1%
General and administrative expenses excluding share-based compensation expense, and restructuring and other items, as a percentage of revenue	6.7%	6.2%
Total General and Administrative Expenses
Shared services and corporate expenses excluding share-based compensation expense, and restructuring and other items, increased $7.0 million, or 7.9%, mainly due to increases in salaries and related expenses, incentive related compensation and other general and administrative expenses.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$22.5	$4.7	$17.8	n/m
Restricted share units and other share-based compensation	33.2	27.8	5.4	19.4%
Share appreciation rights	16.4	15.2	1.2	7.9%
	$72.1	$47.7	$24.4	51.2%
_________________________
n/m - Percentage not meaningful

Restructuring and Other Items. Restructuring and other items includes certain unusual items, such as severance and restructuring charges, certain transaction related costs, and the settlement of an administrative order, when applicable. In fiscal 2014 these amounts represented the settlement of an administrative order. Amounts in fiscal 2013 represent severance and transaction costs related to the acquisition of Summit Entertainment.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $6.5 million for fiscal 2014 decreased $1.8 million from $8.3 million in fiscal 2013.
Interest expense in fiscal 2014 decreased from fiscal 2013, primarily as a result of the fiscal 2014 redemption of $432.0 million principal amount of the 10.25% Senior Notes and contemporaneous issuance of $225.0 million principal amount of 5.25% Senior Notes and borrowings of $222.5 million under the Term Loan Due 2020, net of an original issuance discount of $2.5 million (see Note 7 to our consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$9.2	$10.1	$(0.9)	(8.9)%
Convertible senior subordinated notes	4.8	4.3	0.5	11.6%
10.25% Senior Notes and 5.25% Senior Notes (year ended March 31, 2014 only)	21.6	44.7	(23.1)	(51.7)%
Term Loans	8.0	12.2	(4.2)	(34.4)%
Other	5.4	4.0	1.4	35.0%
	49.0	75.3	(26.3)	(34.9)%
Non-Cash Based:
Amortization of discount and deferred financing costs	17.2	18.3	(1.1)	(6.0)%
	$66.2	$93.6	$(27.4)	(29.3)%
Interest and other income was $6.0 million in fiscal 2014, compared to $4.0 million in fiscal 2013.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2014 and 2013:

	March 31, 2014
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2014	2013	Amount	Percent
		(Amounts in millions)
EPIX(1)	31.2%	$32.3	$16.3	$16.0	98.2%
Pop(1)	50.0%	(2.6)	(16.5)	13.9	(84.2)%
Other Equity Method Investments	Various	(5.0)	(2.9)	(2.1)	72.4%
		$24.7	$(3.1)	$27.8	n/m
 ______________________
n/m - Percentage not meaningful.

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 5 to our consolidated financial statements).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $39.6 million for the fiscal year ended March 31, 2014, primarily resulting from the 10.25% Senior Notes that were redeemed on August 19, 2013 (see Note 7 to our consolidated financial statements). For the fiscal year ended March 31, 2013, loss on extinguishment of debt was $24.1 million, primarily due to the accelerated pay-down of our Summit Term Loan (defined below) during the fiscal year, which resulted in the write-off of a proportionate amount of the related unamortized deferred financing costs and debt discount of $22.7 million.

Income Tax Provision (Benefit)
We had an income tax expense of $32.9 million, or 17.8%, of income before income taxes (i.e., effective rate) in fiscal 2014, compared to a benefit of $75.8 million, or 48.4%, of of income before income taxes in fiscal 2013. Our tax provision was impacted by certain discrete items and changes in our valuation allowance, as discussed below. Excluding these items, our effective tax rate was 25.7% and 41.1% for the fiscal years ended March 31, 2014 and 2013, respectively. The decrease in our effective tax rate from fiscal 2013 reflects certain business and financing activities in and among our operations in the various tax jurisdictions in which we operate.
In fiscal 2014, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against our net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which in the aggregate, impacted the effective tax rate by a benefit of 7.9%, which reconciles to the reported effective tax rate. In fiscal 2013, the income tax benefit included a tax benefit of $141.1 million for changes to our valuation allowance on our net deferred tax assets, including our net operating loss carryforwards, and other discrete items, impacting our effective tax rate by a benefit of 89.5%, which reconciles to our reported effective rate. In fiscal 2013, the change in the valuation allowance of $141.1 million consisted of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during fiscal 2013, and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 that the Company believes are more likely than not to be realized in future periods on future tax returns.

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

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at March 31, 2015 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses.

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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, quarterly cash dividends and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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

Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through March 31, 2015, we have repurchased a total of 5.3 million common shares for an aggregate price of $144.8 million (weighted average repurchase price of $27.11 per share). As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300.0 million share repurchase plan as of March 31, 2015. See Note 11 to our consolidated financial statements.

Dividends. During fiscal 2015 and fiscal 2014, the Company paid dividends of $33.4 million and $6.9 million, respectively, and on March 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per common share, payable on May 22, 2015 to shareholders of record as of March 31, 2015. See Note 11 to our consolidated financial statements for dividends declared during fiscal 2015 and fiscal 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $75.5 million for the fiscal year ended March 31, 2015, and decreased by $35.4 million and $1.9 million for the fiscal years ended March 31, 2014 and March 31, 2013, respectively, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,			Net Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Amounts in thousands)
Operating Activities:
Operating income	$222,281	$259,948	$273,079	$(37,667)	$(13,131)
Amortization of films and television programs	899,951	921,289	966,027	(21,338)	(44,738)
Non-cash share-based compensation	79,938	60,492	35,838	19,446	24,654
Cash interest	(39,657)	(48,960)	(75,322)	9,303	26,362
Current income tax provision	(17,693)	(17,010)	(12,143)	(683)	(4,867)
Other non-cash charges included in operating activities	17,164	28,648	12,326	(11,484)	16,322
Cash flows from operations before changes in operating assets and liabilities	1,161,984	1,204,407	1,199,805	(42,423)	4,602

Changes in operating assets and liabilities:
Accounts receivable, net	(13,968)	(93,503)	(4,948)	79,535	(88,555)
Investment in films and television programs	(1,012,294)	(948,082)	(890,276)	(64,212)	(57,806)
Other changes in operating assets and liabilities	(39,213)	89,690	(28,462)	(128,903)	118,152
Changes in operating assets and liabilities	(1,065,475)	(951,895)	(923,686)	(113,580)	(28,209)
Net Cash Flows Provided By Operating Activities	$96,509	$252,512	$276,119	$(156,003)	$(23,607)

Fiscal 2015 as Compared to Fiscal 2014. Cash flows provided by operating activities for the year ended March 31, 2015 were $96.5 million compared to cash flows provided by operating activities for the year ended March 31, 2014 of $252.5 million. The decrease in cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 is primarily due to changes in other operating assets and liabilities primarily driven by decreases in deferred revenue and participations and residuals as compared to the prior fiscal year, increases in investment in films and television programs production activity, including the production of The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 2, Now You See Me 2, Gods of Egypt, and The Last Witch Hunter, and lower cash flows from operations before changes in operating assets and liabilities offset by smaller increases in accounts receivable as compared to the prior year.
Fiscal 2014 as Compared to Fiscal 2013. Cash flows provided by operating activities for the year ended March 31, 2014 of $252.5 million compared to cash flows provided by operating activities for the year ended March 31, 2013 of $276.1 million. The decrease in cash provided by operating activities in fiscal 2014 as compared to fiscal 2013 reflects primarily changes in operating assets and liabilities, as cash flows from operations before changes in operating assets and liabilities were comparable. Changes in operating assets and liabilities negatively affected cash provided by operating activities as compared to fiscal 2013 due to increases in accounts receivable, primarily due to the theatrical release of Divergent and the home entertainment release of The Hunger Games: Catching Fire in March 2014, and increases in investment in films and television programs partially offset by changes in other operating assets and liabilities. These other changes in operating assets and liabilities were driven by increases in accounts payable, participations and residuals and deferred revenue.

Investing Activities. Cash flows provided by (used in) investing activities for the years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Investing Activities:
Proceeds from the sale of equity method investees	$14,575	$9,000	$—
Investment in equity method investees	(22,730)	(17,250)	(1,530)
Purchases of property and equipment	(17,013)	(8,799)	(2,581)
Other investing activities	(30,000)	8,444	8,606
Net Cash Flows Provided By (Used In) Investing Activities	$(55,168)	$(8,605)	$4,495
Fiscal 2015 as Compared to Fiscal 2014. Cash used in investing activities of $55.2 million for the year ended March 31, 2015 compared to cash used in investing activities of $8.6 million for the year ended March 31, 2014, as reflected above. The most significant change from fiscal 2014 was from "other investing activities". Other investing activities in fiscal 2015 includes the cash investment in Telltale Games of $28.0 million along with the $2.0 million investment in Next Games. In fiscal 2014, "other investing activities" included distributions received from EPIX in excess of earnings of $4.2 million and payments against loans receivable. In fiscal 2015, purchases of property and equipment increased primarily related to leasehold improvements of the Company's headquarters and computer equipment and software. In addition, investments in equity method investees increased in fiscal 2015 compared to fiscal 2014 and primarily related to investments in Pop ($15.0 million), Atom Tickets ($4.3 million) and Tribeca Short List ($2.1 million) in fiscal 2015, as compared to investments in Defy Media ($10.0 million) and Pop ($6.5 million) in fiscal 2014 (see Note 5 to our consolidated financial statements). These increases in cash used in investing activities were offset by higher proceeds from the sale of equity method investees, which included the sale of our interest in FEARnet (see Note 5 to our consolidated financial statements) in fiscal 2015. Fiscal 2014 included the sale of our interest in TVGuide.com.
Fiscal 2014 as Compared to Fiscal 2013. Cash used in investing activities of $8.6 million for the year ended March 31, 2014 compared to cash provided by investing activities of $4.5 million for the year ended March 31, 2013, primarily due to an increase in investment in equity method investees, discussed above, in the year ended March 31, 2014, and an increase in purchases of property and equipment.
Financing Activities. Cash flows provided by (used in) financing activities for the years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,804 for the year ended March 31, 2013	$778,500	$872,220	$1,144,620
Senior revolving credit facility - repayments	(876,119)	(1,113,075)	(921,700)
Net proceeds from (repayments of) senior revolving credit facility	(97,619)	(240,855)	222,920

Term Loans and 5.25% Senior Notes - borrowings, net of deferred financing costs of $4,315 and $6,860 for the years ended March 31, 2015 and 2014, respectively	370,685	440,640	—
Term Loans - repayments	(229,500)	—	(484,664)
10.25% Senior Notes - repurchases and redemptions in the year ended March 31, 2014 and consent fee in the year ended March 31, 2013	—	(470,584)	(3,270)
Convertible senior subordinated notes - borrowings	—	60,000	—
Convertible senior subordinated notes - repurchases	(16)	—	(7,639)
Net proceeds from (repayments of) corporate debt	43,550	(210,799)	(272,653)

Production loans - borrowings	631,709	532,416	378,510
Production loans - repayments	(449,648)	(517,874)	(371,069)
Pennsylvania Regional Center credit facility - repayments	—	(65,000)	(500)
Net proceeds from (repayments of) production loans	182,061	(50,458)	6,941

Repurchase of common shares	(144,840)	—	—
Other financing activities	(46,576)	(18,005)	(16,808)
Net Cash Flows Provided By (Used In) Financing Activities	$34,195	$(279,262)	$(282,520)

Fiscal 2015. Cash flows provided by financing activities of $34.2 million for the year ended March 31, 2015 increased from cash used in financing activities of $279.3 million for the year ended March 31, 2014. Cash flows provided by financing activities for fiscal 2015 primarily reflects net proceeds of $370.7 million from the issuance of a new Term Loan Due 2022 in connection with the redemption of the Term Loan Due 2020 for $229.5 million (see discussion under Corporate Debt Transactions below), and net repayments under our line of credit of $97.6 million. Cash flows provided by financing activities in fiscal 2015 also included production loan borrowings in order to fund productions and production loan repayments, offset by cash used for share repurchases and other financing activities which includes dividend payments of $33.4 million and tax withholding of $20.1 million required on equity awards offset by the proceeds from the exercise of stock options.
Fiscal 2014. Cash flows used in financing activities for fiscal 2014 of $279.3 million for the year ended March 31, 2014 primarily reflects net repayments of our senior revolving credit facility of $240.9 million, and net proceeds of $440.6 million from the issuance of our Term Loan Due 2020 and 5.25% Senior Notes, which were used together with cash on hand and borrowings under our senior revolving credit facility to fund the $470.6 million repurchase and redemption of our 10.25% Senior Notes (see discussion under Corporate Debt Transactions below). Cash flows used in financing activities for fiscal 2014 also reflects net proceeds of $60.0 million from the issuance of our April 2013 1.25% Notes, net borrowings under production loans of $14.5 million, and the $65.0 million repayment of our Pennsylvania Regional Center credit facility. Production loan borrowings increased in fiscal 2014 as compared to fiscal 2013 due to increased borrowings on productions to be released in fiscal 2015 and beyond, including production funding for The Hunger Games: Mockingjay - Part 1 and The Hunger Games: Mockingjay - Part 2, and additional financing on certain television productions. Production loan repayments increased in fiscal 2014 as compared to fiscal 2013 due to higher repayments of fiscal 2014 releases, including The Hunger Games: Catching Fire, and increased repayments on television productions.
Fiscal 2013. Cash flows used in financing activities were $282.5 million for the year ended March 31, 2013. Cash flows used in financing activities for fiscal 2013 primarily reflects the full repayment of the Summit Term Loan of $484.7 million and net borrowings under our senior revolving credit facility of $222.9 million. In fiscal 2013, production loan activity reflected a net borrowing of production loans of $6.9 million, consisting of borrowings of $378.5 million and repayments of $371.1 million.

Corporate Debt
See Note 7 to our consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of March 31, 2015 and 2014 were as follows:

	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share as of March 31, 2015	Principal Amounts Outstanding
			March 31,	March 31,
			2015	2014
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$—	$97,619
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	375,000	—
Term Loan Due 2020	July 2020	N/A	—	225,000
Principal amounts of convertible senior subordinated notes
October 2004 2.9375% Notes	October 2014	N/A	—	115
April 2009 3.625% Notes(4)	March 2025	$8.15	16,167	40,220
January 2012 4.00% Notes	January 2017	$10.38	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.65	60,000	60,000
			$718,017	$689,804
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At March 31, 2015, there was $800.0 million available (March 31, 2014 — $702.3 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us (effective interest rate of approximately 2.68% at March 31, 2015; 2.65% at March 31, 2014). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of March 31, 2015, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of certain restrictions and covenants, and as of March 31, 2015, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of certain restrictions and covenants, and as of March 31, 2015, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year. In May 2015, we amended the Credit Agreement governing our Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional term loan in an aggregate amount of $25.0 million. See Note 21 to our consolidated financial statements.

(4)
In April 2015, In April 2015, substantially all of the $16.2 million remaining outstanding principal amount of the Company's April 2009 3.625% Notes was converted into 1,983,058 common shares at a conversion price of approximately $8.15 per share (see Note 21 to our consolidated financial statements).

Corporate Debt Transactions:

Issuance of Term Loan Due 2022 and Redemption of Term Loan Due 2020. On March 17, 2015, we entered into a second lien credit and guarantee agreement (the "Credit Agreement") and borrowed a term loan of $375 million (the "Term Loan Due 2022"). Contemporaneously with the issuance of the Term Loan Due 2022 (which carries a fixed interest rate of 5.00%), we used a portion of the proceeds to redeem our Term Loan Due 2020 (see below for definition) (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%). In conjunction with the early redemption of the Term Loan Due 2020, we paid a call premium pursuant to the terms of the agreement governing the Term Loan Due 2020 of $4.5 million.

Issuance of 5.25% Senior Notes, Term Loan Due 2020 and Redemption of 10.25% Senior Notes. On July 19, 2013, we issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year term loan agreement (the "Term Loan Due 2020") under which we borrowed a term loan of $222.5 million, net of an original issue discount of $2.5 million. Contemporaneously with these issuances, we called for early redemption the $432.0 million remaining outstanding principal amount of the 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes").

The 10.25% Senior Notes were due November 1, 2016, but were redeemable by us at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture. The proceeds from the issuance of the 5.25% Senior Notes and Term Loan Due 2020, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under our senior revolving credit facility, were used to redeem the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes.

The Term Loan Due 2020 was called for early redemption in March 2015, see discussion above under Issuance of Term Loan Due 2022 and Redemption of Term Loan Due 2020.

Other Repurchases of 10.25% Senior Notes. In June 2013, Lions Gate Entertainment, Inc. ("LGEI"), our wholly-owned subsidiary, paid $4.3 million to repurchase $4.0 million of aggregate principal amount (carrying value - $4.0 million) of the 10.25% Senior Notes. We recorded a loss on extinguishment during the year ended March 31, 2014 of $0.5 million, which included $0.2 million of deferred financing costs written off.

Convertible Senior Subordinated Notes Conversions. During the years ended March 31, 2015, 2014 and 2013, there were various conversions of our April 2009 3.625% Notes, October 2004 2.9375% Notes, January 2012 4.00% Notes and February 2005 3.625% Notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 7 to our consolidated financial statements for detailed information by debt instrument).

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except share amounts)
Principal amount converted	$24,152	$27,672	17,897
Common shares issued upon conversion	2,945,730	3,263,892	1,359,584
Weighted average conversion price per share	$8.20	$8.48	$13.16

Additionally, on March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, substantially all of the $16.2 million remaining outstanding principal amount of the Company's April 2009 3.625% was converted into 1,983,058 common shares at a conversion price of approximately $8.15 per share (see Note 21 to our consolidated financial statements).

Production Loans
The amounts outstanding under our production loans as of March 31, 2015 and 2014 were as follows:

	March 31,	March 31,
	2015	2014
	(Amounts in thousands)
Production loans(1)	$600,944	$418,883
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.27% to 3.52%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2015:

	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt recorded as of March 31, 2015 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	—	—	—	225,000	—	—	225,000
Term Loan Due 2022(1)	—	—	—	—	—	375,000	375,000
Film obligations and production loans(2)	358,634	295,432	2,000	1,000	—	—	657,066
Principal amounts of convertible senior subordinated notes(3)	16,167	41,850	—	60,000	—	—	118,017
	374,801	337,282	2,000	286,000	—	375,000	1,375,083
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(4)	257,355	61,795	54,186	—	—	—	373,336
Interest payments(5)	32,987	32,987	31,313	25,031	18,750	37,500	178,568
Operating lease commitments	13,003	12,710	12,484	12,828	13,170	48,069	112,264
Other contractual obligations	67,591	28,799	11,106	2,666	2	—	110,164
	370,936	136,291	109,089	40,525	31,922	85,569	774,332
Total future commitments under contractual obligations	$745,737	$473,573	$111,089	$326,525	$31,922	$460,569	$2,149,415
 ________________________________

(1)
In May 2015, we amended the Credit Agreement governing our Term Loan Due 2022, and borrowed an additional term loan in an aggregate amount of $25.0 million. See Note 21 to our consolidated financial statements.

(2)
Film obligations include minimum guarantees and theatrical marketing obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(3)
The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively. In April 2015, substantially all of the $16.2 million remaining outstanding principal amount of the Company's April 2009 3.625% Notes that were called for redemption in March 2015, was converted into 1,983,058 common shares at a conversion price of approximately $8.15 per share (see Note 21 to our consolidated financial statements).

(4)
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

Theatrical Slate Participation

On March 10, 2015, we entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, will contribute a minority share of 25% of our production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ending January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excludes among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games, or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $13.6 million at March 31, 2015. The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2015 and March 31, 2014 was $1.1 billion and $1.2 billion, respectively.
Undistributed Foreign Earnings
As of March 31, 2015, we have not made any provision for U.S. income taxes on approximately $28.8 million of unremitted earnings of certain international subsidiaries since these earnings are permanently reinvested outside the U.S. Should we repatriate the funds in the future, we may have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of March 31, 2015.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2015, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 20 months from March 31, 2015):

March 31, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£12.0	in exchange for	$18.4	£0.65
Australian Dollar	A$44.0	in exchange for	$39.3	A$1.12
Canadian Dollar	C$3.6	in exchange for	$2.8	C$1.27
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2015 were gains of $2.8 million (2014 - gains of $0.8 million; 2013 - gains of $0.5 million) and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were $0.4 million during the year ended March 31, 2015 (2014 - nil and 2013 - $0.3 million), and were included in direct operating expenses in the consolidated statement of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of March 31, 2015, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.27% to 3.52% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.5 million in additional costs capitalized to the respective film or television asset.
At March 31, 2015, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $714.1 million, and an estimated fair value of $720.3 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $29.3 million and $33.8 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2015:

	Year Ended March 31,							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	March 31, 2015
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Production loans(2)	308,476	292,468	—	—	—	—	600,944	600,944
Average Interest Rate	3.35%	3.27%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	—	225,000	—	—	225,000	233,438
Average Interest Rate	—	—	—	5.25%	—	—
Term Loan Due 2022(4)	—	—	—	—	—	375,000	375,000	375,938
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes(5):
April 2009 3.625% Notes(6)	16,167	—	—	—	—	—	16,167	16,167
Average Interest Rate	3.63%	—	—	—	—	—
January 2012 4.00% Notes	—	41,850	—	—	—	—	41,850	41,473
Average Interest Rate	—	4.00%	—	—	—	—
April 2013 1.25% Notes	—	—	—	60,000	—	—	60,000	53,241
Average Interest Rate	—	—	—	1.25%	—	—
	$324,643	$334,318	$—	$285,000	$—	$375,000	$1,318,961	$1,321,201
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.27% to 3.52%.

(3)	Senior secured second-priority notes with a fixed interest rate equal to 5.25%.

(4)
Term Loan maturing on March 17, 2022 with a fixed interest rate equal to 5.00%. In May 2015, we amended the Credit Agreement governing our Term Loan Due 2022, and borrowed an additional term loan in an aggregate amount of $25.0 million. See Note 21 to our consolidated financial statements.

(5)	The future repayment dates of the convertible senior subordinated notes represent the next possible redemption date by the holder for each note respectively.

(6)
In April 2015, substantially all of the $16.2 million remaining outstanding principal amount of the Company's April 2009 3.625% Notes that were called for redemption in March 2015, was converted into 1,983,058 common shares at a conversion price of approximately $8.15 per share (see Note 21 to our consolidated financial statements).

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

As of March 31, 2015, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2015.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2015, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 of Lions Gate Entertainment Corp. and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 21, 2015

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-56.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2015
(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended March 31, 2015:
Reserves:
Returns and allowances	$106,680	$162,303	$—	$(204,621)	(2)	$64,362
Provision for doubtful accounts	$4,876	$(454)	$—	$(302)	(3)	$4,120
Deferred tax valuation allowance	$8,925	$—	$359	$—		$9,284

Year Ended March 31, 2014:
Reserves:
Returns and allowances	$103,418	$185,373	$—	$(182,111)	(2)	$106,680
Provision for doubtful accounts	$4,494	$421	$—	$(39)	(3)	$4,876
Deferred tax valuation allowance	$25,836	$—	$—	$(16,911)	(4)	$8,925

Year Ended March 31, 2013:
Reserves:
Returns and allowances	$93,860	$231,209	$—	$(221,651)	(2)	$103,418
Provision for doubtful accounts	$4,551	$(44)	$—	$(13)	(3)	$4,494
Deferred tax valuation allowance	$167,226	$—	$1,963	$(143,353)	(4)	$25,836
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Actual returns and fluctuations in foreign currency exchange rates.

(3)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(4)	Release of a portion of the valuation allowance previously held against the Company's deferred tax assets.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(2)	Articles
3.2(21)	Notice of Articles
3.3(5)	Vertical Short Form Amalgamation Application
3.4(5)	Certificate of Amalgamation
10.4(4)*	2012 Performance Incentive Plan
10.7*x	Director Compensation Summary
10.29(34)	Agreement dated as of December 6, 2005 between Lions Gate Film, Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “The Prince and Me II.”
10.30(34)	Agreement dated as of March 24, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Streets of Legend.”
10.31(34)	Agreement dated as of December 6, 2005 between Lions Gate Films Inc. and Sobini Films, with respect to the distribution rights to the motion picture entitled “Peaceful Warrior.”
10.34(34)	Agreement, by and between Ignite, LLC and Lions Gate Films Inc., entered into June 13, 2006 and dated and effective as of March 13, 2006
10.36(5)+	Master Covered Picture Purchase Agreement, by and between LG Film Finance I, LLC and Lions Gate Films Inc., dated as of May 25, 2007
10.37(5)+	Master Distribution Agreement, by and between Lions Gate Films Inc. and LG Film Finance I, LLC, dated as of May 25, 2007
10.38(5)+	Limited Liability Company Agreement for LG Film Finance I, LLC, dated as of May 25, 2007
10.40(6)+	Revenue Participation Purchase Agreement dated as of July 25, 2007 among Lions Gate Entertainment Inc., Lions Gate Films Inc., Lions Gate Television Inc., MQP, LLC and SGF Entertainment, Inc.
10.41(6)+	Master Distribution Agreement (Film Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Films Inc.
10.42(6)+	Master Distribution Agreement (Television Productions) dated as of July 25, 2007 between MQP LLC and Lions Gate Television Inc.
10.43(7)	Purchase Agreement by and among the Sellers, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Mandate Pictures, LLC and Joseph Drake dated September 10, 2007.
10.49(8)+	First Amendment dated January 30, 2008 to Master Covered Picture Purchase Agreement by and between LG Film Finance I, LLC and Lions Gate Films, Inc. dated as of May 25, 2007
10.51(9)+
Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement by and among Lions Gate Entertainment Inc., Lions Gate UK Limited, Lions Gate Australia Pty Limited, the Guarantors referred to therein, the Lenders referred to therein, JPMorgan Chase Bank, N.A. and Wachovia Bank, N.A., dated of July 25, 2008

10.55(10)
Equity Purchase Agreement dated January 5, 2009, by and among Lions Gate Entertainment, Inc., Gemstar-TV Guide International, Inc., TV Guide Entertainment Group, Inc., UV Corporation and Macrovision Solutions Corporation

10.62(11)	Form of Director Indemnity Agreement
10.65(12)+	Equity Purchase Agreement between TVGN Holdings, LLC, Lionsgate Channels, Inc. and Lions Gate Entertainment Inc. dated May 28, 2009
10.67(13)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(14)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.70(12)+
Amendment No. 1 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008, with the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Wachovia Bank, N.A., as syndication agent.

10.71(15)
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

10.76(16)
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
10.77(17)
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

10.78(17)
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

10.80(18)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
10.81(18)	Agreement, dated as of August, 30, 2011, by and among Lions Gate Entertainment Corp., 0918988 B.C. Ltd, 0918989 B.C. Ltd, Carl C. Icahn and Brett Icahn
10.83(21)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.84(22)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.85(23) +
Credit, Security, Guaranty and Pledge Agreement dates as of January 13, 2012 among Summit Entertainment, LLC, as Borrower, the Guarantors referred to therein, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.87(24)+
Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated February 21, 2012 among Summit, certain of its subsidiaries as guarantors, certain lenders specified therein, and JPMorgan Chase Bank, N.A. as administrative agent, amending the Credit, Security, Guaranty and Pledge Agreement dated January 13, 2012

10.88(24)*	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated March 5, 2012
10.89(24)*	Confidential Agreement and General Release between Joseph Drake and Lions Gate Films, Inc. dated April 27, 2012
10.90(24)+
Amendment No.4 dated as of May11, 2012 to the Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of July 25, 2008 among Lions Gate Entertainment Inc., Lions Gate UK Limited and Lions Gate Australia Pty Limited, as Borrowers, the guarantors and lenders referred to therein, JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank and Wachovia Bank, N.A., as Syndication Agent

10.91(25)*
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

10.92(26)*	Employment Agreement, dated October 30, 2012, between the Company and Michael Burns
10.93(27)*	Employment Agreement Amendment, dated December 17, 2012, between the Company and Steve Beeks
10.95(28)	Purchase Agreement, dated April 15, 2013 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.96(29)*	Employment Agreement between the Company and Wayne Levin dated February 7, 2013
10.97(30)*	Executive Annual Bonus Program
10.98(31)*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer
10.100(32)*	Retirement and Consulting Services Agreement between the Company and James Keegan dated as of September 16, 2013
10.101(32)*	Employment Agreement between the Company and James W. Barge dated as of September 16, 2013
10.102(33)	Amendment No. 1 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated December 20, 2013
10.103(34)*	Employment Agreement between the Company and Brian Goldsmith dated October 3, 2012 10-Q filed on November 6, 2014
10.104(35)	Lions Gate Entertainment Corp. 2012 Performance Incentive Plan
10.105(36)	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto.
10.106(37)
Second Lien Credit and Guarantee Agreement, dated March 17, 2015, among Lions Gate Entertainment Corp., as borrower, the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.

10.107(38)
Underwriting Agreement, dated April 8, 2015, by and among Lions Gate Entertainment Corp., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP and J.P. Morgan Securities LLC.

21.1x	Subsidiaries of the Company

Exhibit
Number	Description of Documents
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (with respect to financial statements of Lions Gate Entertainment Corp.)
23.2x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (with respect to financial statements of Pop Media Group, LLC)
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Pop Media Group, LLC Audited Consolidated Financial Statements as of March 31, 2015 and 2014, and for each of the three fiscal years ended March 31, 2015
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder's Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 4, 2004.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed on June 14, 2006.

(4)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 30, 2012.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on September 10, 2007.

(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2006.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008.

(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2009 (filed as Exhibit 10.54).

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

(13)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(15)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on December 1, 2009.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2010.

(18)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 20, 2010.

(19)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on August 30, 2011.

(21)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(22)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

(24)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed on May 30, 2012.

(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012.

(26)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 5, 2012.

(27)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.

(28)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on April 15, 2013.

(29)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed on May 30, 2013.

(30)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 31, 2013.

(31)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2013.

(32)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(33)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 24, 2013.

(34)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014.

(35)	Incorporated by reference to the Company's Definitive Proxy Statement dated July 29, 2014.

(36)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on February 11, 2015.

(37)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on March 17, 2015.

(38)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on April 9, 2015.

(39)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 7, 2015.
______________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
+	Confidential treatment has been granted for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2015.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 21, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2015
James W. Barge

/s/ MICHAEL BURNS	Director	May 21, 2015
Michael Burns

/s/ GORDON CRAWFORD	Director	May 21, 2015
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 21, 2015
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 21, 2015
Jon Feltheimer

/s/ FRANK GIUSTRA	Director	May 21, 2015
Frank Giustra

/s/ MORLEY KOFFMAN	Director	May 21, 2015
Morley Koffman

/s/ HARALD LUDWIG	Director	May 21, 2015
Harald Ludwig

/s/ DR. JOHN C. MALONE	Director	May 21, 2015
Dr. John C. Malone

/s/ G. SCOTT PATERSON	Director	May 21, 2015
G. Scott Paterson

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 21, 2015
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 21, 2015
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 21, 2015
Hardwick Simmons

/s/ PHYLLIS YAFFE	Director	May 21, 2015
Phyllis Yaffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 21, 2015

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$102,697	$25,692
Restricted cash	2,508	8,925
Accounts receivable, net of reserves for returns and allowances of $64,362 (March 31, 2014 - $106,680) and provision for doubtful accounts of $4,120 (March 31, 2014 - $4,876)	891,880	885,571
Investment in films and television programs, net	1,381,829	1,274,573
Property and equipment, net	26,651	14,552
Investments	438,298	181,941
Goodwill	323,328	323,328
Other assets	74,784	71,067
Deferred tax assets	50,114	65,983
Total assets	$3,292,089	$2,851,632
LIABILITIES
Senior revolving credit facility	$—	$97,619
5.25% Senior Notes	225,000	225,000
Term Loans	375,000	222,753
Accounts payable and accrued liabilities	332,473	332,457
Participations and residuals	471,661	469,390
Film obligations and production loans	656,755	499,787
Convertible senior subordinated notes	114,126	131,788
Deferred revenue	274,787	288,300
Total liabilities	2,449,802	2,267,094
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 145,532,978 shares issued (March 31, 2014 - 141,007,461 shares)	830,786	743,788
Retained earnings (accumulated deficit)	13,720	(157,875)
Accumulated other comprehensive loss	(2,219)	(1,375)
Total shareholders’ equity	842,287	584,538
Total liabilities and shareholders’ equity	$3,292,089	$2,851,632
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Revenues	$2,399,640	$2,630,254	$2,708,141
Expenses:
Direct operating	1,315,775	1,369,381	1,390,569
Distribution and marketing	591,491	739,461	817,862
General and administration	263,507	254,925	218,341
Depreciation and amortization	6,586	6,539	8,290
Total expenses	2,177,359	2,370,306	2,435,062
Operating income	222,281	259,948	273,079
Other expenses (income):
Interest expense
Cash interest	39,657	48,960	75,322
Amortization of debt discount and deferred financing costs	12,819	17,210	18,258
Total interest expense	52,476	66,170	93,580
Interest and other income	(2,790)	(6,030)	(4,036)
Loss on extinguishment of debt	11,664	39,572	24,089
Total other expenses, net	61,350	99,712	113,633
Income before equity interests and income taxes	160,931	160,236	159,446
Equity interests income (loss)	52,477	24,724	(3,075)
Income before income taxes	213,408	184,960	156,371
Income tax provision (benefit)	31,627	32,923	(75,756)
Net income	$181,781	$152,037	$232,127

Basic net income per common share	$1.31	$1.11	$1.73
Diluted net income per common share	$1.23	$1.04	$1.61

Weighted average number of common shares outstanding:
Basic	139,048	137,468	134,514
Diluted	151,778	154,415	149,370

Dividends declared per common share	$0.26	$0.10	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Net income	$181,781	$152,037	$232,127
Foreign currency translation adjustments	(6,391)	4,294	(3,262)
Net unrealized gain on available-for-sale securities, net of tax	2,705	—	—
Net unrealized gain on foreign exchange contracts, net of tax	2,842	808	496
Comprehensive income	$180,937	$157,139	$229,361
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount			Number	Amount	Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2012	143,980,754	$712,623	$(542,039)	$(3,711)	11,040,493	$(77,088)	$89,785
Exercise of stock options	310,000	2,897	—	—	—	—	2,897
Share-based compensation, net of withholding tax obligations of $15,995	1,241,264	16,294	—	—	—	—	16,294
Issuance of common shares to directors for services	31,790	462	—	—	—	—	462
Conversion of February 2005 3.625% and April 2009 3.625% Notes, net of reacquisition of the equity component	1,359,584	17,727	—	—	—	—	17,727
Retirement of treasury shares, no par value	(11,040,493)	(77,088)	—	—	(11,040,493)	77,088	—
Net income	—	—	232,127	—	—	—	232,127
Foreign currency translation adjustments	—	—	—	(3,262)	—	—	(3,262)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	496	—	—	496
Balance at March 31, 2013	135,882,899	672,915	(309,912)	(6,477)	—	—	356,526
Exercise of stock options	1,198,035	11,972	—	—	—	—	11,972
Share-based compensation, net of withholding tax obligations of $23,077	964,324	53,419	—	—	—	—	53,419
Issuance of common shares to directors for services	14,017	427	—	—	—	—	427
Conversion of April 2009 3.625% Notes and January 2012 4.00% Notes	3,263,892	27,360	—	—	—	—	27,360
Repurchase of common shares, no par value	(315,706)	(8,339)	—	—	—	—	(8,339)
Dividends declared	—	(13,966)	—	—	—	—	(13,966)
Net income	—	—	152,037	—	—	—	152,037
Foreign currency translation adjustments	—	—		4,294	—	—	4,294
Net unrealized gain on foreign exchange contracts, net of tax	—	—		808	—	—	808
Balance at March 31, 2014	141,007,461	743,788	(157,875)	(1,375)	—	—	584,538
Exercise of stock options	481,069	6,839	—	—	—	—	6,839
Share-based compensation, net of withholding tax obligations of $20,657	777,916	47,479	—	—	—	—	47,479
Conversion of October 2004 2.9375% Notes and April 2009 3.625% Notes	2,945,730	24,031	—	—	—	—	24,031
Issuance of common shares related to investments	5,328,924	170,916	—	—	—	—	170,916
Issuance of common shares to directors for services	18,390	521	—	—	—	—	521
Repurchase of common shares, no par value	(5,026,512)	(136,501)	—	—	—	—	(136,501)
Dividends declared	—	(26,287)	(10,186)	—	—	—	(36,473)
Net income	—	—	181,781	—	—	—	181,781
Foreign currency translation adjustments	—	—	—	(6,391)	—	—	(6,391)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	2,705	—	—	2,705
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	2,842	—	—	2,842
Balance at March 31, 2015	145,532,978	$830,786	$13,720	$(2,219)	—	$—	$842,287
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014	2013
Operating Activities:	(Amounts in thousands)
Net income	$181,781	$152,037	$232,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,586	6,539	8,290
Amortization of films and television programs	899,951	921,289	966,027
Amortization of debt discount and deferred financing costs	12,819	17,210	18,258
Non-cash share-based compensation	79,938	60,492	35,838
Distribution from equity method investee	7,788	16,079	—
Loss on extinguishment of debt	11,664	39,572	24,089
Equity interests (income) loss	(52,477)	(24,724)	3,075
Deferred income taxes (benefit)	13,934	15,913	(87,899)
Changes in operating assets and liabilities:
Restricted cash	6,417	1,775	1,241
Accounts receivable, net	(13,968)	(93,503)	(4,948)
Investment in films and television programs	(1,012,294)	(948,082)	(890,276)
Other assets	(5,331)	(3,768)	(2,682)
Accounts payable and accrued liabilities	(5,086)	17,628	(50,154)
Participations and residuals	2,704	59,207	(6,875)
Film obligations	(24,977)	(19,187)	1,920
Deferred revenue	(12,940)	34,035	28,088
Net Cash Flows Provided By Operating Activities	96,509	252,512	276,119
Investing Activities:
Proceeds from the sale of equity method investees	14,575	9,000	—
Investment in equity method investees	(22,730)	(17,250)	(1,530)
Distributions from equity method investee in excess of earnings	—	4,169	—
Purchases of other investments	(30,000)	—	(2,022)
Proceeds from the sale of other investments	—	—	6,354
Repayment of loans receivable	—	4,275	4,274
Purchases of property and equipment	(17,013)	(8,799)	(2,581)
Net Cash Flows Provided By (Used In) Investing Activities	(55,168)	(8,605)	4,495
Financing Activities:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,804 for the year ended March 31, 2013	778,500	872,220	1,144,620
Senior revolving credit facility - repayments	(876,119)	(1,113,075)	(921,700)
Term Loans and 5.25% Senior Notes - borrowings, net of deferred financing costs of $4,315 and $6,860 for the years ended March 31, 2015 and 2014, respectively	370,685	440,640	—
Term Loans - repayments	(229,500)	—	(484,664)
10.25% Senior Notes - repurchases and redemptions in the year ended March 31, 2014 and consent fee in the year ended March 31, 2013	—	(470,584)	(3,270)
Convertible senior subordinated notes - borrowings	—	60,000	—
Convertible senior subordinated notes - repurchases	(16)	—	(7,639)
Production loans - borrowings	631,709	532,416	378,510
Production loans - repayments	(449,648)	(517,874)	(371,069)
Pennsylvania Regional Center credit facility - repayments	—	(65,000)	(500)
Repurchase of common shares	(144,840)	—	—
Dividends paid	(33,353)	(6,900)	—
Exercise of stock options	6,839	11,972	2,897
Tax withholding required on equity awards	(20,062)	(23,077)	(15,995)
Other financing obligations - repayments	—	—	(3,710)
Net Cash Flows Provided By (Used In) Financing Activities	34,195	(279,262)	(282,520)
Net Change In Cash And Cash Equivalents	75,536	(35,355)	(1,906)
Foreign Exchange Effects on Cash	1,469	(1,316)	(29)
Cash and Cash Equivalents - Beginning Of Period	25,692	62,363	64,298
Cash and Cash Equivalents - End Of Period	$102,697	$25,692	$62,363
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a premier next generation global content leader with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, digital distribution, channel platforms and international distribution and sales.

2. Significant Accounting Policies
(a) Generally Accepted Accounting Principles
These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
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
All significant intercompany balances and transactions have been eliminated in consolidation.
(c) Use of Estimates
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
(d) Reclassifications
Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.
(e) Revenue Recognition
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
Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. Such unamortized discounts were $10.2 million and $12.1 million at March 31, 2015 and 2014, respectively. At March 31, 2015, $164.5 million of accounts receivable are due

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beyond one year. The accounts receivable are due as follows: $105.2 million in fiscal 2017, $26.8 million in fiscal 2018, $25.7 million in fiscal 2019, $5.5 million in fiscal 2020, $0.6 million in fiscal 2021, and $0.7 million thereafter.
(f) Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
(g) Restricted Cash
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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2015, 2014, and 2013, total capitalized interest was $15.6 million, $13.8 million, and $13.1 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2015 and 2014, the Company recorded impairment charges of $32.6 million and $42.4 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 10). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Home entertainment product inventory consists of DVDs and Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method). Costs of DVDs and Blu-ray discs sales, including shipping and handling costs, are included in distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Computer equipment and software	2 — 5 years
Furniture and equipment	2 — 10 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Land	Not depreciated
The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded.
(j) Investments
Investments include investments accounted for under the equity method of accounting, fair value method and cost method.
Equity Method Investments: The Company uses the equity method of accounting for investments in companies in which it has a minority equity interest and the ability to exert significant influence over operating decisions of the companies. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of income. The Company records its share of the net income or loss of certain "Other Equity Method Investments" (see Note 5) on a one quarter lag and, accordingly, during the years ended March 31, 2015, 2014 and 2013, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2014, 2013 and 2012, respectively.
Profit Eliminations. The Company licenses theatrical releases and other films and television programs to certain equity method investments. A portion of the profits of these licenses reflecting the Company's ownership share in the venture are eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the equity method investee through the amortization of the related asset, recorded on the equity method investee's balance sheet, over the license period.
Dividends and Other Distributions. Dividends and other distributions from equity method investees are recorded as a reduction of the Company's investment. Distributions received up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the consolidated statement of cash flows. Distributions from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.
Fair Value and Cost Method Investments: Investments in companies in which the Company does not have a controlling voting interest or over which it is unable to exert significant influence are generally accounted for at fair value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost because its fair value is not readily determinable. Fair value investments are considered available-for-sale by the Company. Unrealized gains and losses on investments, which are available-for-sale and accounted for at fair value, are reported net of tax in accumulated other comprehensive income or loss.
All of the Company’s investments are periodically reviewed to determine whether there has been a loss in value that is other than a temporary decline. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings.
(k) Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill: Motion Pictures and Television Production. Goodwill is not amortized but is reviewed for impairment annually each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. However, entities are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The Company performs its annual impairment test as of January 1 in each fiscal year. The Company elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in fiscal 2015. Based on the Company's qualitative assessments including, but not limited to, the results of the most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in the Company's share price, the Company concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.
(l) Other Assets
Other assets include deferred financing costs, prepaid expenses and other, and finite-lived intangible assets.
Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing that is not deemed to be a modification of terms of an existing borrowing, pursuant to accounting guidance, are deferred and amortized using the effective interest method, as a component of interest expense, over the period to the earlier of the date of the earliest put option or term to maturity of the related debt obligation. Debt financing costs associated with a debt issuance deemed to be a modification of terms of an existing borrowing are charged to expense at the time of modification.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks, which are amortized over their anticipated revenue stream and reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.
(m) Prints, Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2015 were $400.0 million (2014 — $520.0 million, 2013 — $560.8 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
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
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
(o) Government Assistance
The Company has access to government programs that are designed to promote film and television production and distribution in Canada. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 13).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Foreign Currency Translation
Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized and realized gains and losses are included in the consolidated statements of income.
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
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. The Company evaluates whether the foreign exchange contracts qualify for hedge accounting at the inception of the contract. The fair value of the forward exchange contracts is recorded on the consolidated balance sheets. Changes in the fair value of the foreign exchange contracts that are effective hedges are reflected in accumulated other comprehensive income or loss, a separate component of shareholders’ equity, and changes in the fair value of foreign exchange contracts that are ineffective hedges are reflected in the consolidated statements of income. Gains and losses realized upon settlement of the foreign exchange contracts that are effective hedges are amortized to the consolidated statements of income on the same basis as the production expenses being hedged.
(r) Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 11 for further discussion of the Company’s share-based compensation.
(s) Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the years ended March 31, 2015, 2014 and 2013 is presented below:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$181,781	$152,037	$232,127
Denominator:
Weighted average common shares outstanding	139,048	137,468	134,514
Basic net income per common share	$1.31	$1.11	$1.73

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the years ended March 31, 2015, 2014 and 2013 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$181,781	$152,037	$232,127
Add:
Interest on convertible notes, net of tax	5,515	8,573	7,646
Numerator for diluted net income per common share	$187,296	$160,610	$239,773

Denominator:
Weighted average common shares outstanding	139,048	137,468	134,514
Effect of dilutive securities:
Conversion of notes	9,508	13,736	12,788
Share purchase options	2,773	2,593	1,271
Restricted share units	449	618	797
Adjusted weighted average common shares outstanding	151,778	154,415	149,370
Diluted net income per common share	$1.23	$1.04	$1.61
For the years ended March 31, 2015, 2014 and 2013, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	—	—
Share purchase options	4,312	2,759	1,119
Restricted share units	147	87	48
Contingently issuable shares	322	457	484
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	4,781	3,303	1,651
(t) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance, as currently issued, will be effective for the Company's fiscal year beginning April 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  The guidance is effective for the Company's fiscal year beginning April 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective April 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$507,628	$509,831
Acquired libraries, net of accumulated amortization	9,357	14,329
Completed and not released	76,968	50,785
In progress	478,879	351,047
In development	21,054	22,336
Product inventory	23,023	31,248
	1,116,909	979,576
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	231,470	212,929
In progress	28,585	76,459
In development	4,865	5,609
	264,920	294,997
	$1,381,829	$1,274,573
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			March 31, 2015	March 31, 2014
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	8.75	$5,122	$10,236
Summit Entertainment	January 2012	20.00	16.75	4,235	4,093
Total acquired libraries				$9,357	$14,329
The Company expects approximately 47% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending March 31, 2016. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2018.

4. Property and Equipment

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Leasehold improvements	$13,788	$7,846
Property and equipment	7,149	7,033
Computer equipment and software	43,605	34,781
	64,542	49,660
Less accumulated depreciation and amortization	(39,097)	(36,314)
	25,445	13,346
Land	1,206	1,206
	$26,651	$14,552

During the year ended March 31, 2015, depreciation expense amounted to $4.8 million (2014 - $2.8 million; 2013 - $3.0 million).

5. Investments
The carrying amounts of investments, by category, at March 31, 2015 and March 31, 2014 were as follows:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Equity method investments	$234,202	$181,941
Available-for-sale securities	162,024	—
Cost method investments	42,072	—
	$438,298	$181,941

Equity Method Investments:
The carrying amounts of equity method investments at March 31, 2015 and March 31, 2014 were as follows:

	March 31, 2015
Equity Method Investee	Ownership Percentage	March 31, 2015	March 31, 2014
		(Amounts in thousands)
EPIX	31.2%	$119,688	$78,758
Pop (formerly TVGN)	50.0%	91,683	86,298
Other Equity Method Investments(1)	Various	22,831	16,885
		$234,202	$181,941

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests income (loss) from equity method investments for the years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,
Equity Method Investee	2015	2014	2013
	(Amounts in thousands)
EPIX	$48,718	$32,308	$16,317
Pop (formerly TVGN)	(9,615)	(2,610)	(16,529)
Other Equity Method Investments(1)	13,374	(4,974)	(2,863)
	$52,477	$24,724	$(3,075)
____________________

(1)
The Company records its share of the net income or loss of Other Equity Method Investments on a one quarter lag. Equity interest income from Other Equity Method Investments of $13.4 million for the year ended March 31, 2015 includes a gain on sale of the Company's investment in FEARnet of $11.4 million, which resulted from the Company's sale of all of its 34.5% interest in FEARnet on April 14, 2014, for a sales price of approximately $14.6 million.

EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit, and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the years ended March 31, 2015, 2014 and 2013, the Company received distributions from EPIX of $7.8 million, $20.2 million and nil, respectively. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million.
EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2015 and March 31, 2014 for EPIX:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Current assets	$285,819	$184,471
Non-current assets	$277,887	$247,231
Current liabilities	$121,451	$126,217
Non-current liabilities	$6,753	$9,459

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the twelve months ended March 31, 2015, 2014 and 2013 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Twelve Months Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Revenues	$442,793	$353,439	$337,979
Expenses:
Operating expenses	252,896	239,933	236,124
Selling, general and administrative expenses	23,305	22,835	23,231
Operating income	166,592	90,671	78,624
Interest and other income (expense)	(1,993)	(304)	4
Net income	$164,599	$90,367	$78,628
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$164,599	$90,367	$78,628
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	51,273	28,149	24,493
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(10,159)	(9,638)	(15,918)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	7,604	13,797	7,742
Total equity interest income recorded	$48,718	$32,308	$16,317
__________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop (formerly TVGN). In January 2015, TVGN was rebranded as Pop, a multi-platform destination dedicated to celebrating the fun of being a fan. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the year ended March 31, 2015, the Company made contributions to Pop of $15.0 million (2014 - $6.5 million; 2013 - $1.5 million).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents summarized balance sheet data as of March 31, 2015 and March 31, 2014 for Pop:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Current assets	$32,815	$27,150
Non-current assets	$187,985	$196,011
Current liabilities	$26,048	$30,653
Non-current liabilities	$7,196	$12,334
Redeemable preferred stock	$399,247	$325,204

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the years ended March 31, 2015, 2014 and 2013 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Revenues	$79,048	$78,407	$68,958
Expenses:
Cost of services	38,757	36,866	45,350
Selling, marketing, and general and administration	49,524	43,964	36,647
Depreciation and amortization	7,814	8,031	8,439
Operating loss	(17,047)	(10,454)	(21,478)
Other expense (income)	385	(1,213)	(9)
Interest expense, net	683	1,208	1,651
Accretion of redeemable preferred stock units(1)	48,546	40,342	33,950
Total interest expense, net	49,614	40,337	35,592
Loss from continuing operations	(66,661)	(50,791)	(57,070)
Loss from discontinued operations	—	(2,799)	(8,139)
Net loss	(66,661)	(53,590)	(65,209)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(66,661)	$(53,590)	$(65,209)
Ownership interest in Pop	50%	50%	50%
The Company's share of net loss	(33,331)	(26,795)	(33,227)
Gain on sale of the Company's 50% share of TVGuide.com(2)	—	3,960	—
Loss on sale of 1% ownership interest to CBS	—	—	(1,869)
Accretion of dividend and interest income on redeemable preferred stock units(1)	24,273	20,171	17,309
Eliminations of the Company’s share of profit on licensing sales to Pop	(920)	—	(350)
Realization of the Company’s share of profits on licensing sales to Pop	363	54	1,608
Total equity interest loss recorded	$(9,615)	$(2,610)	$(16,529)
 ___________________

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. The Company owns a 49.0% interest in Pantelion Films.
Atom Tickets (formerly MovieFriends). Atom Tickets is a theatrical movie discovery service. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. The Company owns an interest of approximately 18.1% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Tribeca Short List. Tribeca Short List is a subscription video-on-demand (SVOD) service. The Company made an initial investment of $2.1 million during the year ended March 31, 2015. The Company holds a 75.0% economic interest, however, the power to direct the activities that most significantly impact the economic performance of Tribeca Short List is shared equally with Tribeca Enterprises. Accordingly, the Company's interest in Tribeca Short List is being accounted for under the equity method of accounting.

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below:

March 31, 2015
(Amounts in thousands)
Cost basis	$158,916
Gross unrealized gain	3,108
Fair value	$162,024

Starz. At March 31, 2015, available-for-sale securities consist of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange" ). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company. The Starz shares acquired by the Company represent approximately 14.7% of the total voting power of the issued and outstanding Starz common stock as of March 31, 2015. However, under the Exchange Agreement, the Company granted an irrevocable proxy to Dr. Malone and the affiliates of Dr. Malone to vote the shares the Company acquired except with respect to proposals related to extraordinary transactions, including any proposals related to any sale or issuance of securities, or any business combination, merger, consolidation, liquidation, reorganization, recapitalization, sale or disposition of all or substantially all of Starz's assets or similar extraordinary transaction, whether or not involving the Company.

After the closing of the Exchange, on March 27, 2015, the Company appointed Dr. Malone to its Board of Directors. Pursuant to the Exchange Agreement, the Company has agreed to nominate Dr. Malone for election to its Board of Directors at each annual meeting of the Company's stockholders that occurs prior to the earlier of (x) the date that is two years from the closing of the Exchange and (y) such time as both of the following occur: (i) the affiliates of Dr. Malone collectively hold less than 75% of the newly issued common shares of the Company described above and (ii) Dr. Malone and his affiliates collectively hold less than 2.7% of the Company's outstanding common shares.

The Company classifies the Series A common stock of Starz within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 10). The Series B common stock of Starz are considered a Level 2 security because the quoted market prices are based on infrequent transactions. Therefore, the fair value of the Series B common stock, which is convertible, at the holder’s option, into Series A common stock of Starz is based on the quoted market price of the Series A common stock, which is an equivalent security other than for the voting rights.

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. In February 2015, the Company invested

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$40.0 million in Telltale, which consisted of a cash investment in Telltale of $28.0 million in exchange for 2,628,072 of Series D Convertible Preferred Stock, and 361,229 newly issued common shares of the Company with a fair value of approximately $12.0 million in exchange for approximately 1,126,316 existing common shares of Telltale, representing in the aggregate an approximately 14% economic interest in Telltale.
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest.

6. Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$28,060	$34,722
Prepaid expenses and other	45,537	33,347
Finite-lived intangible assets	1,187	2,998
	$74,784	$71,067
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 7).
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of sales agency relationships and trademarks. The aggregate amount of amortization expense associated with the Company's intangible assets for the years ended March 31, 2015, 2014 and 2013 was approximately $1.8 million, $3.7 million and $5.3 million, respectively. The estimated aggregate amortization expense for each of the years ending March 31, 2016 through 2020 is approximately $0.8 million, $0.4 million, nil, nil, and nil, respectively.

7. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Senior revolving credit facility	$—	$97,619
5.25% Senior Notes	225,000	225,000
Term Loan Due 2022	375,000	—
Term Loan Due 2020, net of unamortized discount of $2,247 at March 31, 2014	—	222,753
Convertible senior subordinated notes, net of unamortized discount of $3,891 (March 31, 2014 - $10,397)	114,126	131,788
	$714,126	$677,160

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of corporate debt as of March 31, 2015:

	Conversion Price Per Share at March 31, 2015	Maturity Date or Next Holder Redemption Date(1)	Year Ended March 31,
Debt Type			2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	N/A	August 2018	—	—	—	225,000	—	—	225,000
Term Loan Due 2022(2)	N/A	March 2022	—	—	—	—	—	375,000	375,000
Principal amounts of convertible senior subordinated notes:
April 2009 3.625% Notes	$8.15	March 2025	16,167	—	—	—	—	—	16,167
January 2012 4.00% Notes	$10.38	January 2017	—	41,850	—	—	—	—	41,850
April 2013 1.25% Notes	$29.65	April 2018	—	—	—	60,000	—	—	60,000
			$16,167	$41,850	$—	$285,000	$—	$375,000	718,017
Less aggregate unamortized discount									(3,891)
									$714,126
____________________

(1)	The future repayment dates of the convertible senior subordinated notes represent the next redemption date by holders for each series of notes respectively, as described below.

(2)
In May 2015, Lions Gate Entertainment Corp. amended the Credit Agreement governing its Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional term loan in an aggregate amount of $25.0 million.

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, and at March 31, 2015, there was $800.0 million available (March 31, 2014 — $702.3 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to nil at March 31, 2015 (March 31, 2014 — $0.1 million).
Maturity Date. September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of March 31, 2015, borrowings under the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.68% and 2.65% on borrowings outstanding as of March 31, 2015 and March 31, 2014, respectively).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2015, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.25% Senior Notes

Issuance Date. On July 19, 2013, Lions Gate Entertainment Corp. issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes").

Interest. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year, and commenced on February 1, 2014.

Maturity Date. August 1, 2018.

Optional Redemption. Redeemable by the Company, in whole or in part, at a price equal to 100% of the principal amount, plus the Applicable Premium, as defined in the indenture governing the 5.25% Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. The Applicable Premium amounts to the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the principal amount of the notes redeemed plus interest through the maturity date over the principal amount of the notes redeemed on the redemption date.

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

Change of Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders some or all of the 5.25% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.25% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2015, the Company was in compliance with all applicable covenants.

Issuance of Term Loan Due 2022 and Redemption of Term Loan Due 2020

Issuance and Redemption. On March 17, 2015, Lions Gate Entertainment Corp. entered into a second lien credit and guarantee agreement (the "Credit Agreement"), and pursuant to the Credit Agreement, borrowed a term loan in an aggregate amount of $375 million (the "Term Loan Due 2022"). Contemporaneously with the issuance of the Term Loan Due 2022 (which carries a fixed interest rate of 5.00%), the Company used a portion of the proceeds to redeem its $225.0 million principal amount term loan (the "Term Loan Due 2020") (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%). The Term Loan Due 2020 was originally issued in connection with the redemption of the 10.25% Senior Notes (discussed below). In conjunction with the early redemption of the Term Loan Due 2020, the Company paid a call premium pursuant to the terms of the agreement governing the Term Loan Due 2020 of $4.5 million.

Under the accounting guidance, a portion of the issuance and redemption was considered a modification of terms with creditors who participated in both the new Term Loan Due 2022 and the redeemed Term Loan Due 2020, and a portion was considered a debt extinguishment. To the extent a portion of the issuance and redemption was considered a modification, the call premium plus the remaining unamortized deferred financing costs and debt discount on the Term Loan Due 2020 will be amortized over the life of the new Term Loan Due 2022, and to the extent a portion of the issuance and redemption was

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered an extinguishment, these costs were expensed as a loss on extinguishment of debt. The new issuance costs related to the Term Loan Due 2022 were capitalized and will be amortized over the life of the Term Loan Due 2022 to the extent the issuance and redemption was considered an extinguishment, and expensed as a loss on extinguishment of debt to the extent considered to be a modification of terms.

The table below sets forth the applicable costs associated with the issuance of the Term Loan Due 2022 and contemporaneous redemption of the Term Loan Due 2020 during the year ended March 31, 2015, and the applicable accounting for such:

	Total		Amortize Over Life of Term Loan Due 2022	Loss on Extinguishment of Debt
	(Amounts in thousands)
Early redemption/ call premium on Term Loan Due 2020	$4,500		$2,834	$1,666
Previously incurred unamortized discount and deferred financing costs of Term Loan Due 2020	14,420		8,803	5,617
	18,920	(1)	11,637	7,283
Third party costs incurred to issue the Term Loan Due 2022	4,931	(2)	1,826	3,105
Total	$23,851		$13,463	$10,388

(1)Of the $18.9 million of costs associated with the redeemed Term Loan Due 2020, approximately $11.6 million, representing the amount related to the portion of the debt redemption deemed to be a modification of terms as discussed above, was accounted for as deferred costs, with the remaining amount of $7.3 million expensed as a loss on extinguishment of debt.
(2)Third party costs incurred on the new Term Loan Due 2022 were similarly allocated, with approximately $3.1 million deemed to be related to the modification, and therefore expensed, with the remaining amount of $1.8 million capitalized as deferred financing costs of the new issuance.

Interest. Interest on the Term Loan Due 2022 is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Maturity Date. The Term Loan Due 2022 matures on March 17, 2022.

Optional Prepayment. The Company may voluntarily prepay the Term Loan Due 2022 at any time, provided that if prepaid (i) prior to March 17, 2016, the Company shall pay to the lenders the present value of all interest payable on the principal amount repaid through March 17, 2016, using a discount rate equal to the one-year treasury rate plus 0.50%; (ii) on or before March 17, 2017, the Company shall pay to lenders a prepayment premium of 2.0% on the principal amount prepaid; (iii) after March 17, 2017 and on or before March 17, 2018, the Company shall pay to lenders a prepayment premium of 1.0% on the principal amount prepaid; and (iv) on or after March 17, 2018, no prepayment premium shall be payable.

Guarantees. Substantially similar to the 5.25% Senior Notes discussed above.

Security Interest and Ranking. Substantially similar to the 5.25% Senior Notes discussed above.

Change of Control. Substantially similar to the 5.25% Senior Notes discussed above.

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of March 31, 2015, the Company was in compliance with all applicable covenants.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemptions. In July 2013 contemporaneous with the issuance of the 5.25% Senior Notes and the Term Loan Due 2020 (collectively, the "July 2013 Issuances"), the Company called for early redemption the $432.0 million remaining outstanding principal amount of the 10.25% Senior Notes. The 10.25% Senior Notes were due November 1, 2016, but were redeemable by the Company at any time prior to November 1, 2013 at a redemption price of 100% of the principal amount plus the Applicable Premium, as defined in the indenture. The proceeds from the issuance of the July 2013 Issuances, whose principal amount collectively totaled $450.0 million, together with cash on hand and borrowings under the Company's senior revolving credit facility, were used to fund the discharge of the 10.25% Senior Notes. In conjunction with the early redemption of the 10.25% Senior Notes, the Company paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes.
Under the accounting guidance, a portion of the issuances and redemption was considered a modification of terms with creditors who participated in both the July 2013 Issuances and the 10.25% Senior Notes redeemed, and a portion was considered a debt extinguishment. To the extent a portion of the issuances and redemption was considered a modification, the call premium plus the remaining unamortized deferred financing costs and debt discount on the 10.25% Senior Notes will be amortized over the life of the July 2013 Issuances, and to the extent a portion of the issuances and redemption were considered an extinguishment, these costs were expensed as a loss on extinguishment of debt. The new issuance costs related to the July 2013 Issuances were capitalized and will be amortized over the life of the July 2013 Issuances to the extent the issuances and redemption were considered an extinguishment, and expensed as a loss on extinguishment of debt to the extent considered to be a modification of terms.

The table below sets forth the applicable costs associated with the redemption of the 10.25% Senior Notes and contemporaneous issuance of the July 2013 Issuances during the year ended March 31, 2014, and the applicable accounting for such:

	Total		Amortize Over Life of July 2013 Issuances	Loss on Extinguishment of Debt
	(Amounts in thousands)
Early redemption/ call premium on 10.25% Senior Notes	$34,304		$13,218	$21,086
Previously incurred unamortized net discount/premium and deferred financing costs of 10.25% Senior Notes	19,825		7,639	12,186
	54,129	(1)	20,857	33,272
Third party costs incurred to issue the July 2013 Issuances	6,748	(2)	4,148	2,600
Total	$60,877		$25,005	$35,872

(1)Of the $54.1 million of costs associated with the redeemed 10.25% Senior Notes, approximately $20.9 million, representing the amount related to the portion of the debt redemption deemed to be a modification of terms as discussed above, was accounted for as deferred costs, with the remaining amount of $33.3 million expensed as a loss on extinguishment of debt.
(2)Third party costs incurred to issue the July 2013 Issuances were similarly allocated, with approximately $2.6 million deemed to be related to the modification, and therefore expensed, with the remaining amount of $4.1 million capitalized as deferred financing costs of the new issuances.

Summit Term Loan
In connection with the acquisition of Summit Entertainment on January 13, 2012, the Company entered into a new $500.0 million principal amount term loan agreement (the "Summit Term Loan") and received net proceeds of $476.2 million, after original issue discount and offering fees and expenses. The net proceeds were used in connection with the acquisition of Summit Entertainment to pay off Summit's existing term loan. During the year ended March 31, 2013, the Company made accelerated payments on the Summit Term Loan and paid off all amounts outstanding under the Summit Term Loan, as well as accrued but unpaid interest. As a result of the accelerated pay-off, the Company wrote off a proportionate amount of the related unamortized deferred financing costs and debt discount in the aggregate of $22.7 million as a loss on early extinguishment of debt in the year ended March 31, 2013.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at March 31, 2015 and March 31, 2014:

Convertible Senior Subordinated Notes	Maturity Date or Next Holder Redemption Date	Conversion Price Per Share at March 31, 2015	March 31, 2015			March 31, 2014
			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
October 2004 2.9375% Notes	N/A	N/A	$—	$—	$—	$115	$—	$115
April 2009 3.625% Notes	March 15, 2025	$8.15	16,167	—	16,167	40,220	(4,605)	35,615
January 2012 4.00% Notes	January 11, 2017	$10.38	41,850	(3,891)	37,959	41,850	(5,792)	36,058
April 2013 1.25% Notes	April 15, 2018	$29.65	60,000	—	60,000	60,000	—	60,000
			$118,017	$(3,891)	$114,126	$142,185	$(10,397)	$131,788

April 2009 3.625% Notes: In April 2009, LGEI issued approximately $66.6 million of April 2009 3.625% Notes, of which $16.2 million was allocated to the equity component. Interest is payable semi-annually on March 15 and September 15 of each year. The notes were redeemable by the Company on or after March 15, 2015, at a price equal to 100% of the principal amount to be redeemed, plus unpaid interest through the date of redemption. On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the outstanding principal amounts into common shares (see Note 21).

January 2012 4.00% Notes: In January 2012, LGEI issued approximately $45.0 million of January 2012 4.00% Notes, of which $10.1 million was allocated to the equity component. Interest is payable semi-annually on January 15 and July 15 of each year.

April 2013 1.25% Notes: In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of April 2013 1.25% Notes. Interest is payable semi-annually on April 15 and October 15 of each year.

Conversion Features: The convertible senior subordinated notes are convertible, at any time, into the number of common shares of the Company determined by the principal amount being converted divided by the conversion price, subject to adjustment in certain circumstances.

The April 2009 3.625% Notes and the January 2012 4.00% Notes provide that upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. Accounting guidance require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method. The effective interest rate on the liability component of these notes is as follows: April 2009 3.625% Notes - 17.26%; January 2012 4.00% Notes - 9.56%.

The April 2013 1.25% Notes are convertible only into the Company's common shares and do not carry an option to be settled in cash upon conversion, and accordingly, have been recorded at their principal amount (not reduced by a debt discount for the equity component).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes, which resulted in a loss on extinguishment of debt in the years ended March 31, 2015, 2014 and 2013 of $1.3 million, $3.3 million, and $0.4 million, respectively:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$24,053	$24,289	$2,072
Common shares issued upon conversion	2,937,096	2,943,634	251,634
Weighted average conversion price per share	$8.19	$8.25	$8.25
October 2004 2.9375% Notes
Principal amount converted	$99	$233	$—
Common shares issued upon conversion	8,634	20,259	—
Weighted average conversion price per share	$11.46	11.50	$—
January 2012 4.00% Notes
Principal amount converted	$—	$3,150	$—
Common shares issued upon conversion	—	299,999	—
Weighted average conversion price per share	$—	$10.50	$—
February 2005 3.625% Notes
Principal amount converted	$—	$—	$15,825
Common shares issued upon conversion	—	—	1,107,950
Weighted average conversion price per share	$—	$—	$14.28
Total
Principal amount converted	$24,152	$27,672	17,897
Common shares issued upon conversion	2,945,730	3,263,892	1,359,584
Weighted average conversion price per share	$8.20	$8.48	$13.16
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the years ended March 31, 2015, 2014 and 2013 is presented below:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Contractual interest coupon	3,458	4,751	4,292
Amortization of discount on liability component and debt issuance costs	5,200	8,845	7,782
	$8,658	$13,596	$12,074

8. Participations and Residuals
The Company expects approximately 58% of accrued participations and residuals will be paid during the one-year period ending March 31, 2016.

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, will contribute a minority share of 25%, of the Company’s production or acquisition costs of “qualifying”

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

theatrical feature films, released during the three-year period ending January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excludes among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $13.6 million at March 31, 2015. The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

9. Film Obligations and Production Loans

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Film obligations	$55,811	$80,904
Production loans	600,944	418,883
Total film obligations and production loans	$656,755	$499,787

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2015:

	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Film obligations	$50,158	$2,964	$2,000	$1,000	$—	$—	$56,122
Production loans	308,476	292,468	—	—	—	—	600,944
	$358,634	$295,432	$2,000	$1,000	$—	$—	657,066
Less imputed interest on film obligations							(311)
							$656,755
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.27% to 3.52%.

10. Fair Value Measurements
Fair Value
Accounting guidance and standards about fair value define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy
Fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, 5.25% Senior Notes, and Term Loans, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, three- and seven-year swap rates, and credit ratings.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2015 and March 31, 2014:

	March 31, 2015			March 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 5):
Starz Series A common stock	$72,882	$—	$72,882	$—	$—	$—
Starz Series B common stock	—	89,142	89,142	—	—	—

Forward exchange contracts (see Note 16)	—	8,335	8,335	—	1,807	1,807

Liabilities:
Forward exchange contracts (see Note 16)	—	(2,024)	(2,024)	—	—	—
	$72,882	$95,453	$168,335	$—	$1,807	$1,807

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s assets and liabilities that are not required to be carried at fair value on a recurring basis at March 31, 2015 and March 31, 2014:

	March 31, 2015		March 31, 2014
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$91,683	$110,000	$86,298	$99,907

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
October 2004 2.9375% Notes	$—	$—	$115	$111
April 2009 3.625% Notes	16,167	16,167	35,615	40,140
January 2012 4.00% Notes	37,959	41,473	36,058	41,401
April 2013 1.25% Notes	60,000	53,241	60,000	51,411
Production loans	600,944	600,944	418,883	418,883
5.25% Senior Notes	225,000	233,438	225,000	223,313
Term Loans	375,000	375,938	222,753	225,844
	$1,315,070	$1,321,201	$998,424	$1,001,103

11. Capital Stock
(a) Common Shares
The Company had 500 million authorized common shares at March 31, 2015 and March 31, 2014. The table below outlines common shares reserved for future issuance:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Stock options outstanding, average exercise price $22.22 (March 31, 2014 - $20.83)	12,215	10,894
Restricted share units — unvested	1,662	2,139
Share purchase options and restricted share units available for future issuance	7,163	3,471
Shares issuable upon conversion of October 2004 2.9375% Notes at conversion price of $11.46 per share at March 31, 2014	—	10
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.15 per share (March 31, 2014 - $8.22)	1,984	4,893
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.38 per share (March 31, 2014 - $10.46)	4,032	4,001
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.65 per share (March 31, 2014 - $29.89)	2,024	2,007
Shares reserved for future issuance	29,080	27,415

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share Repurchases and Retirement of Treasury Shares
Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. For the years ended March 31, 2015 and 2014, the common shares repurchased under the Company's share repurchase plan were as follows:

Fiscal Year Ended	Shares Repurchased	Aggregate Cost of Shares	Weighted Average Repurchase Price Per Share
		(in thousands)
March 31, 2015	5,026,512	$136,501	$27.16
March 31, 2014	315,706	8,339	$26.41
Total from December 17, 2013 authorization	5,342,218	$144,840	$27.11
Prior to the year ended March 31, 2013, the Company repurchased 6,787,310 common shares at a cost of approximately $65.2 million. As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300 million share repurchase plan as of March 31, 2015.
Retirement of Treasury Shares. As of March 31, 2012, the Company had 11,040,493 of its common shares included in treasury shares in the accompanying consolidated statement of shareholders' equity, and during the year ended March 31, 2013, the Company retired the 11,040,493 shares held in treasury.
(c) Dividends
During fiscal years 2015 and 2014, the Company's Board of Directors declared the following quarterly cash dividends (first quarterly cash dividend declared during the third quarter ended December 31, 2013):

	Dividends Declared Per Common Share	Total Amount(1)	Payment Date
		(in thousands)
Fiscal Year 2015:
Fourth quarter ended March 31, 2015(2)	$0.07	$10,186	May 22, 2015
Third quarter ended December 31, 2014	$0.07	9,817	February 6, 2015
Second quarter ended September 30, 2014	$0.07	9,590	November 7, 2014
First quarter ended June 30, 2014	$0.05	6,880	August 8, 2014
Total cash dividends declared in fiscal year 2015	$0.26	36,473
Fiscal Year 2014:
Fourth quarter ended March 31, 2014(2)	$0.05	7,066	May 30, 2014
Third quarter ended December 31, 2013	$0.05	6,900	February 7, 2014
Total cash dividends declared in fiscal year 2014	$0.10	13,966
Total cash dividends declared	$0.36	$50,439
____________________________________________
(1)The Company had an accumulated deficit through December 31, 2014 at the time the dividends were declared, therefore these dividends were recorded as a reduction to common shares with the dividends declared in the fourth quarter ended March 31, 2015 recorded as a reduction of retained earnings.
(2) As of March 31, 2015 and March 31, 2014, the Company had $10.2 million and $7.1 million, respectively, of cash dividends payable included in accounts payable and accrued liabilities on the consolidated balance sheet.
(d) Share-based Compensation
The Company's stock option and long-term incentive plans permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants for up to 48.9 million shares of the Company’s common stock.
2012 Performance Incentive Plan: In September 2012, the Company adopted the 2012 Performance Incentive Plan, as amended on September 9, 2014 (the "2012 Plan"), and the remaining shares available for additional grant purposes under the 2004 Performance Incentive Plan were to be issued under the 2012 Plan. The 2012 Plan provides for the issuance of up to 27.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At March 31, 2015, 7,163,229 common shares were available for grant under the 2012 Plan.
The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the consolidated financial statements is recorded over the requisite service period. Further, the Company estimates forfeitures for share-based awards that are not expected to vest. As share-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
The Company recognized the following share-based compensation expense during the years ended March 31, 2015, 2014, and 2013:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Compensation Expense:
Stock Options	$33,452	$22,514	$4,681
Restricted Share Units and Other Share-based Compensation	42,831	33,221	27,844
Share Appreciation Rights	4,027	16,384	15,140
	80,310	72,119	47,665
Impact of accelerated vesting on stock options and restricted share units(1)	1,194	—	—
Total share-based compensation expense	$81,504	$72,119	$47,665

Tax impact(2)	(29,676)	(26,684)	(17,479)
Reduction in net income	$51,828	$45,435	$30,186
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
A summary of option activity under the various plans as of March 31, 2015, 2014 and 2013 and changes during the years then ended is presented below:

	Number of	Number of	Total Number of	Weighted- Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
Options:	Shares (1) (2)	Shares (3)	Shares	Price	Term In Years	2015
Outstanding at April 1, 2012	5,306,668	250,000	5,556,668	$9.89
Granted	3,692,904	—	3,692,904	16.33
Exercised	(860,000)	(250,000)	(1,110,000)	9.44
Forfeited or expired	(118,190)	—	(118,190)	12.83
Outstanding at March 31, 2013	8,021,382	—	8,021,382	$12.87
Granted	4,955,889	—	4,955,889	29.40
CSARs converted to options	733,334	—	733,334	7.56
Exercised	(1,598,035)	—	(1,598,035)	9.86
Forfeited or expired	(18,560)	—	(18,560)	15.68
Outstanding at March 31, 2014	12,094,010	—	12,094,010	$19.70
Granted	1,765,809	—	1,765,809	29.49
Exercised	(609,160)	—	(609,160)	14.39
Forfeited or expired	(35,963)	—	(35,963)	17.69
Outstanding at March 31, 2015	13,214,696	—	13,214,696	$21.26	6.45	$167,745,584
Outstanding as of March 31, 2015, vested or expected to vest in the future	13,131,416	—	13,131,416	$21.24	6.46	$166,890,755
Exercisable at March 31, 2015	6,403,460	—	6,403,460	$15.42	4.56	$116,673,898

____________________________

(1)	Issued under our long-term incentive plans.

(2)	Amounts for the years ended March 31, 2014 and March 31, 2013 have been revised to include equity-settled share-appreciation rights previously separately presented.

(3)
On September 10, 2007, in connection with the acquisition of Mandate Pictures, two executives entered into employment agreements with the Company. Pursuant to the employment agreements, the executives were granted an aggregate of 600,000 stock options, all of which have exercised. The options were granted outside of our long-term incentive plans.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2015, 2014 and 2013, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options granted during the years then ended:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2015	2014	2013
Weighted average fair value of grants	$10.49	$12.38	$7.18
Weighted average assumptions:
Risk-free interest rate(1)	0.3% - 2.0%	0.4% - 2.7%	0.5% - 1.5%
Expected option lives (in years)(2)	1 - 6 years	2 - 8 years	3 - 9 years
Expected volatility for options(3)	35% - 38%	38% - 45%	38% - 40%
Expected dividend yield(4)	0.8% - 1.0%	0.0% - 0.8%	0%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's stock at the date of grant.
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2015 was $11.2 million (2014 — $28.0 million, 2013— $2.1 million).
During the year ended March 31, 2015, 70,243 shares (2014 — 143,912 shares, 2013 — 210,684 shares) were cancelled to fund withholding tax obligations upon exercise.
Restricted Share Units
A summary of the status of the Company’s restricted share units as of March 31, 2015, 2014 and 2013, and changes during the years then ended is presented below:

Restricted Share Units:	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2012	1,866,662	$8.15
Granted	1,814,186	15.23
Vested	(1,465,059)	9.06
Forfeited	(138,988)	9.44
Outstanding at March 31, 2013	2,076,801	$13.61
Granted	1,455,754	28.50
Vested	(1,358,856)	14.24
Forfeited	(34,524)	11.04
Outstanding at March 31, 2014	2,139,175	$23.38
Granted	901,611	29.55
Vested	(1,360,524)	22.05
Forfeited	(18,234)	19.41
Outstanding at March 31, 2015	1,662,028	$28.10
The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2015 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in thousands)
Stock Options	$52,911	1.9
Restricted Share Units	28,606	1.7
Total	$81,517
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2015, 615,111 shares (2014 — 577,399 shares, 2013 — 572,611 shares) were withheld upon the vesting of restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees terminate prior to vesting.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were nil for the year ended March 31, 2015 (2014 and 2013 — nil).

Cash-Settled Share-Appreciation Rights
A summary of the status of the Company’s cash-settled share-appreciation rights ("CSARs") as of March 31, 2015, 2014 and 2013, and changes during the years then ended is presented below:

Cash-Settled Share-Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2012	2,825,000	$7.55	$7.27
Granted	—	—	—
Exercised	(1,866,666)	4.57	8.55
Outstanding at March 31, 2013	958,334	$7.04	$17.02
Granted	—	—	—
Exercised	(150,000)	5.45	32.16
CSARs converted to options	(733,334)	7.56	27.52
Outstanding at March 31, 2014	75,000	$5.17	$21.56
Granted	—	—	—
Exercised	(75,000)	5.17	27.91
Outstanding at March 31, 2015	—	$—	$—

CSARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company's common stock at the time over the exercise price of the CSAR multiplied by the number of CSARs exercised. During the year ended March 31, 2015, the Company paid $1.7 million (2014 - $4.0 million; 2013 - $26.3 million) for the exercise of CSAR shares.

Other Share-Based Compensation
During the year ended March 31, 2015, as per the terms of certain employment agreements, the Company granted the equivalent of $1.7 million (2014 - $2.0 million; 2013 - $2.8 million) in common shares to certain officers on a quarterly basis through the term of their employment contracts, which were recorded as compensation expense in the applicable period.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to this arrangement, for the year ended March 31, 2015, the Company issued 32,503 shares (2014 - 34,638 shares; 2013 - 105,223 shares), net of shares withheld to satisfy minimum tax withholding obligations.

12. Income Taxes
The components of pretax income, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
United States	$67,423	$122,464	$144,119
International	145,985	62,496	12,252
	$213,408	$184,960	$156,371
The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2015	2014	2013
Current provision (benefit):	(Amounts in thousands)
Federal	$12,000	$9,694	$11,421
States	630	2,366	(190)
International	5,063	4,950	912
Total current provision	$17,693	$17,010	$12,143
Deferred provision (benefit):
Federal	$12,335	$22,417	$(72,538)
States	3,415	1,784	(15,653)
International	(1,816)	(8,288)	292
Total deferred provision (benefit)	13,934	15,913	(87,899)
Total provision (benefit) for income taxes	$31,627	$32,923	$(75,756)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Income taxes computed at Federal statutory rate of 35%	$74,693	$64,736	$54,730
Foreign and provincial operations subject to different income tax rates	(46,545)	(13,310)	(1,349)
State income tax	1,432	3,304	5,225
Permanent differences	3,074	(7,618)	7,028
Other	(1,027)	(2,159)	(303)
Increase (decrease) in valuation allowance	—	(12,030)	(141,087)
	$31,627	$32,923	$(75,756)

At March 31, 2012, due to the uncertainty surrounding the realization of its net deferred tax assets, the Company had a valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to tax deductible goodwill). However, at March 31, 2013, due to the profitability achieved in the year then ended, which resulted in a cumulative positive three-year pre-tax income, and due to the Company's projections of profitability in the following few years, the Company determined that it was more likely than not that it would realize the benefit of certain of its deferred tax assets, including its net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed. The change in the valuation allowance of $141.1 million consisted of $53.6 million associated with the realization of tax benefits from the use of net operating loss carryforwards and other tax attributes during the year ended March 31, 2013 and $87.5 million representing a discrete benefit associated with the Company's remaining net deferred tax assets at March 31, 2013 that the Company believed were more likely than not to be realized in future periods on future tax returns. For the year ended March 31, 2014, the tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction and other discrete items.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.
The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Deferred tax assets:
Net operating losses	$17,273	$31,928
Investment in film and television obligations	70,338	40,785
Accounts payable	33,687	37,119
Other assets	57,909	39,777
Reserves	13,070	42,900
Total deferred tax assets	192,277	192,509
Valuation allowance	(9,284)	(8,925)
Deferred tax assets, net of valuation allowance	182,993	183,584
Deferred tax liabilities:
Liabilities	—	—
Accounts receivable	(113,026)	(101,918)
Subordinated notes	(2,849)	(5,674)
Other	(17,004)	(10,009)
Total deferred tax liabilities	$(132,879)	$(117,601)

Net deferred tax assets	$50,114	$65,983

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to state credits and acquired foreign tax credits in the U.S., as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2015, the Company had U.S. net operating loss carryforwards of approximately $113.1 million available to reduce future federal income taxes which expire beginning in 2029 through 2034. At March 31, 2015, the Company had state net operating loss carryforwards of approximately $172.9 million available to reduce future state income taxes which expire in varying amounts beginning 2024. At March 31, 2015, the Company had Canadian loss carryforwards of $21.9 million which will expire beginning in 2031 through 2033. In addition, at March 31, 2015, we had U.S. credit carryforwards of approximately $41.1 million to offset future federal income taxes that expire beginning in 2018 through 2025.
Approximately $119.5 million of net operating loss and credit carryforwards consist of excess tax benefits. An excess tax benefit occurs when the actual tax deduction in connection with a share-based award exceeds the compensation cost expensed for the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At March 31, 2015, deferred tax assets do not include the tax effect of $119.5 million of loss and credit carryovers from these excess tax benefits.
As of March 31, 2015, the Company has not made any provision for U.S. income taxes on approximately $28.8 million of unremitted earnings of certain international subsidiaries since these earnings are permanently reinvested outside the U.S. Should the Company repatriate the funds in the future, the Company may have to record and pay taxes on those earnings; however, the potential tax on the undistributed earnings for these subsidiaries is not material as of March 31, 2015.
The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2015, 2014, and 2013:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2012	$0.3
Increases related to prior year tax positions	0.9
Decreases related to prior year tax positions	(0.3)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2013	0.9
Increases related to prior year tax positions	2.2
Decreases related to prior year tax positions	(0.9)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2014	2.2
Increases related to prior year tax positions	2.3
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2015	$4.5

For the years ended March 31, 2015, 2014, and 2013, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2009 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company’s fiscal years ended March 31, 2009 and forward are subject to examination by the Australian tax authorities. The Company is not currently subject to examination by the U.K. or Canada tax authorities. Currently, audits are occurring in federal and various state and local tax jurisdictions.
The total amount of unrecognized tax benefits as of March 31, 2014 and March 31, 2015 that, if realized, would affect the Company's effective tax rate are $2.9 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any changes to unrecognized tax benefits recorded as of March 31, 2015 that are reasonably possible to occur within the next 12 months are not expected to be material.

13. Government Assistance
Tax credits earned for film and television production activity for the year ended March 31, 2015 totaled $208.2 million (2014 — $82.0 million; 2013 — $95.1 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2015 includes $219.2 million with respect to tax credits receivable (2014 — $115.3 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

14. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2015: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,820,149	$2,182,902	$2,329,145
Television Production	579,491	447,352	378,996
	$2,399,640	$2,630,254	$2,708,141
Direct operating expenses
Motion Pictures	$827,527	$981,127	$1,077,832
Television Production	488,248	388,254	312,737
	$1,315,775	$1,369,381	$1,390,569
Distribution and marketing
Motion Pictures	$555,371	$709,996	$787,488
Television Production	36,120	29,465	30,374
	$591,491	$739,461	$817,862
Gross segment contribution
Motion Pictures	$437,251	$491,779	$463,825
Television Production	55,123	29,633	35,885
	$492,374	$521,412	$499,710
Segment general and administration
Motion Pictures	$73,501	$66,768	$67,236
Television Production	13,346	12,747	11,963
	$86,847	$79,515	$79,199
Segment profit
Motion Pictures	$363,750	$425,011	$396,589
Television Production	41,777	16,886	23,922
	$405,527	$441,897	$420,511

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Company’s total segment profit	$405,527	$441,897	$420,511
Shared services and corporate expenses:
Share-based compensation expense	(80,310)	(72,119)	(47,665)
Restructuring and other items(1)	(10,725)	(7,500)	(2,575)
Other shared services and corporate expenses	(85,625)	(95,791)	(88,902)
Total shared services and corporate expenses	(176,660)	(175,410)	(139,142)
Depreciation and amortization	(6,586)	(6,539)	(8,290)
Operating income	222,281	259,948	273,079
Interest expense	(52,476)	(66,170)	(93,580)
Interest and other income	2,790	6,030	4,036
Loss on extinguishment of debt	(11,664)	(39,572)	(24,089)
Equity interests income (loss)	52,477	24,724	(3,075)
Income before income taxes	$213,408	$184,960	$156,371
____________________________

(1)
Restructuring and other items includes certain unusual items, such as severance and restructuring charges, certain transaction related costs, and the settlement of an administrative order, when applicable. Amounts in the year ended March 31, 2015 primarily represent severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom amounting to an aggregate of $9.1 million. Approximately $1.2 million of these costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 11). In addition, the year ended March 31, 2015 includes transaction costs related to the registration and offering of common shares by a shareholder (see Note 20), for which the Company received no proceeds, pursuant to a preexisting registration rights agreement dated October 22, 2009, and costs related to the Starz Exchange transaction (see Note 5). Amounts in the year ended March 31, 2014 represent the settlement of an administrative order. Amounts in the year ended March 31, 2013 represent severance and transaction costs related to the acquisition of Summit Entertainment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2015 and March 31, 2014:

	March 31, 2015			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$538,515	$353,365	$891,880	$580,906	$304,665	$885,571
Investment in films and television programs, net	1,116,909	264,920	1,381,829	979,576	294,997	1,274,573
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,949,791	$647,246	$2,597,037	$1,854,849	$628,623	$2,483,472
Other unallocated assets (primarily cash, other assets, and investments)			695,052			368,160
Total assets			$3,292,089			$2,851,632

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the years ended March 31, 2015, 2014, and 2013:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$688,555	$597,083	$534,782
Television Production	323,739	350,999	355,494
	$1,012,294	$948,082	$890,276

Purchases of property and equipment amounted to $17.0 million, $8.8 million and $2.6 million for the years ended March 31, 2015, 2014, and 2013, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Canada	$68,969	$68,599	$63,528
United States	1,712,087	1,917,615	2,020,310
Other foreign	618,584	644,040	624,303
	$2,399,640	$2,630,254	$2,708,141

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tangible assets by geographic location are as follows:

	March 31, 2015	March 31, 2014
	(Amounts in thousands)
Canada	$214,303	$12,911
United States	2,550,713	2,330,947
Other foreign	152,444	115,465
	$2,917,460	$2,459,323

No individual customer represents greater than 10% of consolidated revenues for the years ended March 31, 2015 and March 31, 2014. In the year ended March 31, 2013, the total amount of revenue from one customer representing greater than 10% of consolidated revenues was $287.2 million. Accounts receivable due from one customer was approximately 15% of consolidated gross accounts receivable at March 31, 2015, representing a total amount of gross accounts receivable due from this customer of approximately $144.4 million. At March 31, 2014, accounts receivable due from this customer was approximately 16% of consolidated gross accounts receivable and accounts receivable due from another customer was approximately 12% of consolidated gross accounts receivable, representing a total amount of gross accounts receivable due from these customers of approximately $163.1 million and $116.6 million, respectively.

15. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2015:

	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$257,355	$61,795	$54,186	$—	$—	$—	$373,336
Interest payments(2)	32,987	32,987	31,313	25,031	18,750	37,500	178,568
Operating lease commitments	13,003	12,710	12,484	12,828	13,170	48,069	112,264
Other contractual obligations	67,591	28,799	11,106	2,666	2	—	110,164
Total future commitments under contractual obligations	$370,936	$136,291	$109,089	$40,525	$31,922	$85,569	$774,332
____________________________

(1)
Film obligation commitments include distribution and marketing commitments and minimum guarantee commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.

(2)
Includes cash interest payments on the Company's corporate debt, excluding the interest payments on the senior revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

Operating Leases. The Company has operating leases for offices and equipment. Certain of the Company's operating leases for its Corporate and United Kingdom offices include certain lease and leasehold improvement incentives. These amounts and the required lease payments are aggregated and amortized on a straight line basis to rent expense over the lease period.
The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $13.5 million during the year ended March 31, 2015 (2014— $10.0 million; 2013 — $10.1 million). The Company earned sublease income of $0.4 million during the year ended March 31, 2015 (2014 — $1.2 million; 2013 — $1.7 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The Company does not participate in any multiemployer benefit plans that are considered to be individually significant, and the largest plans in which the Company participates are funded at a level of 80% or greater. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2015, 2014 and 2013 were $20.5 million, $24.4 million, and $31.3 million, respectively.
If the Company ceases to be obligated to make contributions or otherwise withdraw from participation in any of these plans, applicable law requires the Company to fund its allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in the Company's withdrawal liability.
Contingencies. Two purported Lions Gate stockholders have initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions are captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 2014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions allege, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. On October 28, 2014, the court consolidated the actions under the caption In re Lions Gate Entertainment Corp. Securities Litigation, Case No. 1:14-cv-05197-JGK, and appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on December 29, 2014 and a second consolidated amended complaint on March 30, 2015. On April 30, 2015, defendants moved to dismiss the action. The Company does not believe the action has any merit and intends to vigorously defend against it.

In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teacher Retirement System, demanding that the Company seek to recover the costs of the SEC investigation, including the fine paid, from the directors who were on the board (and certain officers) at the time the July 20, 2010 transactions occurred. On August 6, 2014, the board created a Special Committee of independent directors (composed of Mr. Frank Giustra and Mr. Gordon Crawford) to consider the demand. On October 1, 2014, the Arkansas Teacher Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate.  The Special Committee concluded that commencing an action in British Columbia against the proposed defendants (or any of them) as demanded by the Arkansas Teacher Retirement System would not be in the best interests of the Company, and the Company has taken steps to oppose the petition.

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

16. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 24.7% of accounts receivable, net at March 31, 2015 (2014 — 13.0%).
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2015, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 20 months from March 31, 2015:

March 31, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£12.0	in exchange for	$18.4	£0.65
Australian Dollar	A$44.0	in exchange for	$39.3	A$1.12
Canadian Dollar	C$3.6	in exchange for	$2.8	C$1.27
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2015 were gains of $2.8 million (2014 - gains of $0.8 million; 2013 - gains of $0.5 million) and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were $0.4 million during the year ended March 31, 2015 (2014 - nil and 2013 - $0.3 million), and were included in direct operating expenses in the consolidated statement of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of March 31, 2015, $8.3 million was included in other assets and $2.0 million in accounts payable and accrued liabilities (March 31, 2014 - $1.8 million in other assets) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

17. Supplementary Cash Flow Statement Information
(a) Interest paid during the fiscal year ended March 31, 2015 amounted to $38.8 million (2014 — $63.9 million; 2013 — $74.9 million).
(b) Income taxes paid during the fiscal year ended March 31, 2015 amounted to $15.3 million (2014 — $15.5 million; 2013 — $10.7 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Non-cash investing activities:
Investment in available-for-sale securities (see Note 5)	$158,916	$—	$—
Investment in cost method investments (see Note 5)	$12,000	$—	$—

Non-cash financing activities:
Conversions of convertible senior subordinated notes (see Note 7)	$24,152	$27,672	$17,897
Accrued dividends (see Note 11)	$10,186	$7,066	$—
Accrued share repurchases (see Note 11)	$—	$8,339	$—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2015
Revenues	$449,383	$552,876	$751,299	$646,082
Direct operating expenses	$238,873	$306,391	$400,576	$369,935
Distribution and marketing	$97,321	$152,877	$171,439	$169,854
Gross contribution	$113,189	$93,608	$179,284	$106,293
Net income(1)(2)(3)	$43,261	$20,781	$98,185	$19,554
Basic income per share	$0.31	$0.15	$0.70	$0.14
Diluted income per share	$0.30	$0.15	$0.65	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2014
Revenues	$569,728	$498,729	$839,939	$721,858
Direct operating expenses	$306,445	$261,798	$397,513	$403,625
Distribution and marketing	$171,460	$145,502	$233,535	$188,964
Gross contribution	$91,823	$91,429	$208,891	$129,269
Net income(4)(5)(6)	$13,617	$505	$88,763	$49,152
Basic income per share	$0.10	$0.00	$0.64	$0.35
Diluted income per share	$0.10	$0.00	$0.59	$0.33
________________________________________

(1)
During the first, second, third and fourth quarter of fiscal 2015, net income included restructuring and other items, net of tax, of $3.1 million, $0.9 million, $0.5 million, and $3.0 million, respectively (see Note 14).

(2)	During the first quarter of fiscal 2015, net income included a gain on sale of equity method investment, net of tax of $7.2 million (see Note 5).

(3)	During the second, third and fourth quarter of fiscal 2015, net income included a loss on extinguishment of debt, net of tax, of $0.4 million, $0.4 million, and $8.1 million, respectively.

(4)	During the first, second, and fourth quarter of fiscal 2014, net income included a loss on extinguishment of debt, net of tax, of $0.3 million, $22.8 million and $1.8 million, respectively.

(5)
During the second quarter of fiscal 2014, net income included a $12.0 million discrete income tax benefit from the reversal of a valuation allowance against the Company's net deferred tax assets in the Canadian tax jurisdiction (see Note 12).

(6)	During the third quarter of fiscal 2014, net income included a charge for the settlement of an administrative order of $7.5 million (see Note 14).

19. Consolidating Financial Information — Convertible Senior Subordinated Notes

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present condensed consolidating financial information as of March 31, 2015 and March 31, 2014, and for the years ended March 31, 2015, 2014 and 2013 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$3,499	$47,290	$51,908	$—	$102,697
Restricted cash	—	2,508	—	—	2,508
Accounts receivable, net	617	7,933	883,330	—	891,880
Investment in films and television programs, net	—	6,402	1,375,427	—	1,381,829
Property and equipment, net	—	24,938	1,713	—	26,651
Investments	40,072	9,229	388,997	—	438,298
Goodwill	10,172	—	313,156	—	323,328
Other assets	8,109	61,409	11,180	(5,914)	74,784
Deferred tax assets	10,524	32,252	7,338	—	50,114
Subsidiary investments and advances	1,385,522	1,378,571	2,571,801	(5,335,894)	—
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	375,000	—	—	—	375,000
Accounts payable and accrued liabilities	16,228	86,472	229,773	—	332,473
Participations and residuals	—	3,417	468,244	—	471,661
Film obligations and production loans	—	—	656,755	—	656,755
Convertible senior subordinated notes	—	114,126	—	—	114,126
Deferred revenue	—	7,722	267,065	—	274,787
Intercompany payable	—	1,530,299	2,547,928	(4,078,227)	—
Shareholders’ equity (deficiency)	842,287	(171,504)	1,435,085	(1,263,581)	842,287
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$29,631	$2,370,730	$(721)	$2,399,640
EXPENSES:
Direct operating	—	6,909	1,308,866	—	1,315,775
Distribution and marketing	—	1,243	590,248	—	591,491
General and administration	11,325	159,908	92,754	(480)	263,507
Depreciation and amortization	—	4,048	2,538	—	6,586
Total expenses	11,325	172,108	1,994,406	(480)	2,177,359
OPERATING INCOME (LOSS)	(11,325)	(142,477)	376,324	(241)	222,281
Other expenses (income):
Interest expense	33,830	188,789	134,054	(304,197)	52,476
Interest and other income	(172,520)	(2,881)	(131,112)	303,723	(2,790)
Loss on extinguishment of debt	6,739	4,925	—	—	11,664
Total other expenses (income)	(131,951)	190,833	2,942	(474)	61,350
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	120,626	(333,310)	373,382	233	160,931
Equity interests income (loss)	59,327	402,959	52,988	(462,797)	52,477
INCOME (LOSS) BEFORE INCOME TAXES	179,953	69,649	426,370	(462,564)	213,408
Income tax provision (benefit)	(1,828)	10,322	63,447	(40,314)	31,627
NET INCOME (LOSS)	181,781	59,327	362,923	(422,250)	181,781
Foreign currency translation adjustments	(844)	(3,554)	(1,902)	(91)	(6,391)
Net unrealized gain on available-for-sale securities, net of tax	—	—	2,705	—	2,705
Net unrealized gain on foreign exchange contracts, net of tax	—	—	2,842	—	2,842
COMPREHENSIVE INCOME (LOSS)	$180,937	$55,773	$366,568	$(422,341)	$180,937

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$171,222	$62,901	$(137,614)	$—	$96,509
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14,575	—	14,575
Investment in equity method investees	—	(4,655)	(18,075)	—	(22,730)
Purchases of other investments	(28,000)	(2,000)	—	—	(30,000)
Purchases of property and equipment	—	(14,939)	(2,074)	—	(17,013)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(28,000)	(21,594)	(5,574)	—	(55,168)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	778,500	—	—	—	778,500
Senior revolving credit facility - repayments	(876,119)	—	—	—	(876,119)
Term Loan - borrowings, net of deferred financing costs of $4,315	370,685	—	—	—	370,685
Term Loan - repayments	(229,500)	—	—	—	(229,500)
Convertible senior subordinated notes - repurchases	—	(16)	—	—	(16)
Production loans - borrowings	—	—	631,709	—	631,709
Production loans - repayments	—	—	(449,648)	—	(449,648)
Repurchase of common shares	(144,840)	—	—	—	(144,840)
Dividends paid	(33,353)	—	—	—	(33,353)
Exercise of stock options	6,839	—	—	—	6,839
Tax withholding required on equity awards	(20,062)	—	—	—	(20,062)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(147,850)	(16)	182,061	—	34,195
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,628)	41,291	38,873	—	75,536
FOREIGN EXCHANGE EFFECTS ON CASH	(1)	—	1,470	—	1,469
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,128	5,999	11,565	—	25,692
CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,499	$47,290	$51,908	$—	$102,697

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$8,128	$5,999	$11,565	$—	$25,692
Restricted cash	—	8,925	—	—	8,925
Accounts receivable, net	688	2,514	882,369	—	885,571
Investment in films and television programs, net	(18)	6,394	1,266,703	1,494	1,274,573
Property and equipment, net	—	14,185	367	—	14,552
Investments	—	3,668	178,273	—	181,941
Goodwill	10,172	—	313,156	—	323,328
Other assets	4,113	67,612	5,682	(6,340)	71,067
Deferred tax assets	8,417	48,125	9,441	—	65,983
Subsidiary investments and advances	1,118,356	1,065,274	1,532,068	(3,715,698)	—
	$1,149,856	$1,222,696	$4,199,624	$(3,720,544)	$2,851,632
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$97,619	$—	$—	$—	$97,619
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	222,753	—	—	—	222,753
Accounts payable and accrued liabilities	19,946	73,045	239,466	—	332,457
Participations and residuals	—	3,417	465,973	—	469,390
Film obligations and production loans	—	—	499,787	—	499,787
Convertible senior subordinated notes	—	131,788	—	—	131,788
Deferred revenue	—	11,689	276,611	—	288,300
Intercompany payables	—	1,232,310	1,480,259	(2,712,569)	—
Shareholders’ equity (deficiency)	584,538	(229,553)	1,237,528	(1,007,975)	584,538
	$1,149,856	$1,222,696	$4,199,624	$(3,720,544)	$2,851,632

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$6,748	$26,113	$2,606,551	$(9,158)	$2,630,254
EXPENSES:
Direct operating	(254)	(3,331)	1,372,199	767	1,369,381
Distribution and marketing	2	3,058	736,401	—	739,461
General and administration	9,968	163,110	82,309	(462)	254,925
Depreciation and amortization	—	2,218	4,321	—	6,539
Total expenses	9,716	165,055	2,195,230	305	2,370,306
OPERATING INCOME (LOSS)	(2,968)	(138,942)	411,321	(9,463)	259,948
Other expenses (income):
Interest expense	18,718	111,956	43,349	(107,853)	66,170
Interest and other income	(69,552)	(3,945)	(40,027)	107,494	(6,030)
Loss on extinguishment of debt	2,600	36,972	—	—	39,572
Total other expenses (income)	(48,234)	144,983	3,322	(359)	99,712
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	45,266	(283,925)	407,999	(9,104)	160,236
Equity interests income (loss)	98,244	403,443	29,467	(506,430)	24,724
INCOME (LOSS) BEFORE INCOME TAXES	143,510	119,518	437,466	(515,534)	184,960
Income tax provision	(8,527)	21,274	78,086	(57,910)	32,923
NET INCOME (LOSS)	152,037	98,244	359,380	(457,624)	152,037
Foreign currency translation adjustments	5,102	1,665	26,348	(28,821)	4,294
Net unrealized gain (loss) on foreign exchange contracts	—	(661)	1,469	—	808
COMPREHENSIVE INCOME (LOSS)	$157,139	$99,248	$387,197	$(486,445)	$157,139

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(512,508)	$727,357	$37,663	$—	$252,512
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	9,000	—	9,000
Investment in equity method investees	—	(750)	(16,500)	—	(17,250)
Distributions from equity method investee in excess of earnings	—	—	4,169	—	4,169
Repayment of loans receivable	—	—	4,275	—	4,275
Purchases of property and equipment	—	(8,384)	(415)	—	(8,799)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9,134)	529	—	(8,605)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	409,120	463,100	—	—	872,220
Senior revolving credit facility - repayments	(311,501)	(801,574)	—	—	(1,113,075)
Term Loan and 5.25% Senior Notes - borrowings, net of deferred financing costs of $6,860	440,640	—	—	—	440,640
10.25% Senior Notes - repurchases and redemptions	—	(470,584)	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	60,000	—	—	60,000
Production loans - borrowings	—	—	532,416	—	532,416
Production loans - repayments	—	—	(517,874)	—	(517,874)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)	—	(65,000)
Dividends paid	(6,900)	—	—	—	(6,900)
Exercise of stock options	11,972	—	—	—	11,972
Tax withholding required on equity awards	(23,077)	—	—	—	(23,077)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	520,254	(749,058)	(50,458)	—	(279,262)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,746	(30,835)	(12,266)	—	(35,355)
FOREIGN EXCHANGE EFFECTS ON CASH	(210)	—	(1,106)	—	(1,316)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	592	36,834	24,937	—	62,363
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,128	$5,999	$11,565	$—	$25,692

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2013
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,167	$(173,540)	$436,492	$—	$276,119
INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(1,530)	—	(1,530)
Purchases of other investments	—	—	(2,022)	—	(2,022)
Proceeds from the sale of other investments	—	—	6,354	—	6,354
Repayment of loans receivable	—	—	4,274	—	4,274
Purchases of property and equipment	—	(2,114)	(467)	—	(2,581)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,114)	6,609	—	4,495
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings, net of deferred financing costs of $15,804	—	1,144,620	—	—	1,144,620
Senior revolving credit facility - repayments	—	(921,700)	—	—	(921,700)
Term Loan - repayments	—	—	(484,664)	—	(484,664)
10.25% Senior Notes - consent fee	—	(3,270)	—	—	(3,270)
Convertible senior subordinated notes - repurchases	—	(7,639)	—	—	(7,639)
Production loans - borrowings	—	—	378,510	—	378,510
Production loans - repayments	—	—	(371,069)	—	(371,069)
Pennsylvania Regional Center credit facility - repayments	—	—	(500)	—	(500)
Exercise of stock options	2,897	—	—	—	2,897
Tax withholding required on equity awards	(15,995)	—	—	—	(15,995)
Other financing obligations - repayments	—	—	(3,710)	—	(3,710)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,098)	212,011	(481,433)	—	(282,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	69	36,357	(38,332)	—	(1,906)
FOREIGN EXCHANGE EFFECTS ON CASH	(38)	—	9	—	(29)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	561	477	63,260	—	64,298
CASH AND CASH EQUIVALENTS — END OF PERIOD	$592	$36,834	$24,937	$—	$62,363

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Related Party Transactions

MHR Affiliates

As per the terms of that certain registration rights agreement dated as of October 22, 2009 by and among the Company and certain investment funds of Mark Rachesky (collectively, the “MHR Affiliates”), the Company has reimbursed the MHR Affiliates for certain costs related to the registration and offering of the Company’s common shares offered by the MHR Affiliates on Form S-3 dated April 7, 2015. Such costs, amounting to approximately $1.0 million, are included in general and administration expense in the consolidated statement of income for the year ended March 31, 2015. Mark Rachesky is a director of the Company and holds approximately 27.3% of the Company’s outstanding common stock as of May 11, 2015. The registration and offering was disclosed by the Company on a Current Report on Form 8-K dated April 7, 2015.

Atom Tickets

During the year ended March 31, 2015, the Company made initial investments of approximately $4.3 million in MovieFriends, LLC ("Atom Tickets"), a theatrical movie discovery service. The Company owns an interest of approximately 18.1% in Atom Tickets. Gordon Crawford, a director of the Company, is an investor in Atom Tickets. Additionally, Phyllis Yaffe, a director of the Company, was appointed to its board of directors as a result of the Company's investment.

Icon International

In April 2012, the Company entered into a three year vendor subscription agreement (the “Vendor Agreement”) with Icon International, Inc. (“Icon”), a company which directly reports to Omnicom Group, Inc. Mr. Simm, a director of the Company is the Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc. Under the Vendor Agreement, the Company agreed to purchase media advertising of approximately $7.6 million per year through Icon, and Icon agreed to reimburse the Company for certain operating expenses of approximately $1.3 million per year. The actual amount of media advertising to be purchased is determined using a formula based upon values assigned to various types of advertising, as set forth in the Vendor Agreement. For accounting purposes, the operating expenses incurred by the Company will be expensed in full and the reimbursements from Icon will be treated as a discount on media advertising and will be reflected as a reduction of advertising expense as the media advertising costs are incurred by the Company. The Vendor Agreement may be terminated by the Company effective as of any Vendor Agreement year end with six months' notice. During the year ended March 31, 2015, Icon paid the Company $1.3 million (2014 - $1.3 million, 2013 - $1.3 million), and the Company incurred $5.7 million (2014 - $6.0 million, 2013 - $10.5 million) in media advertising expenses with Icon under the Vendor Agreement.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of income is as follows (see Note 2 and Note 5):

	March 31,
	2015	2014
	(Amounts in thousands)
Consolidated Balance Sheets
Accounts receivable(1)	$27,218	$29,115

Participations payable(2)	$9,929	$30,366
Deferred revenue(3)	18,123	15,158
Total due to related parties	$28,052	$45,524

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Consolidated Statements of Income
Revenues(1)	$59,819	$51,919	$96,871
Direct operating expense(2)	$13,904	$32,700	$9,456
Distribution and marketing expenses(4)	$827	$2,132	$700
__________________________________
(1)Represents primarily revenues and accounts receivable from EPIX and Pop from the licensing of films and television programs. Also includes revenues and accounts receivable from FEARnet for fiscal 2014 and fiscal 2013.
(2)Represents participation expense and participations payable associated with the distribution of certain theatrical titles for Roadside Attractions and Pantelion Films.
(3)Represents deferred revenue from licensing arrangements discussed in footnote 1 above for EPIX and FEARnet.
(4)Represents distribution fees incurred related to Roadside Attractions in connection with the theatrical release of certain films.
All other related party transactions are not material in the periods presented.

21. Subsequent Events

Conversions of Convertible Senior Subordinated Notes. In April 2015, substantially all of the $16.2 million remaining outstanding principal amount of the Company's April 2009 3.625% Notes was converted into 1,983,058 common shares at a conversion price of approximately $8.15 per share.

Amendment of Term Loan Due 2022. In May 2015, Lions Gate Entertainment Corp. amended the Credit Agreement governing its Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional term loan in an aggregate amount of $25.0 million.