Form 10-Q
period 2015-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2015-08-06
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2015
Common Shares, no par value per share	148,303,421 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2015, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, difficulties in integrating acquired businesses, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 21, 2015, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements, which we make in this report, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
This Quarterly Report on Form 10-Q  may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” refer to Lions Gate Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$196,550	$102,697
Restricted cash	2,508	2,508
Accounts receivable, net of reserves for returns and allowances of $49,508 (March 31, 2015 - $64,362) and provision for doubtful accounts of $4,175 (March 31, 2015 - $4,120)	761,216	891,880
Investment in films and television programs, net	1,539,828	1,381,829
Property and equipment, net	28,354	26,651
Investments	499,009	438,298
Goodwill	323,328	323,328
Other assets	75,278	74,784
Deferred tax assets	43,716	50,114
Total assets	$3,469,787	$3,292,089
LIABILITIES
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan	400,000	375,000
Accounts payable and accrued liabilities	220,314	332,473
Participations and residuals	501,760	471,661
Film obligations and production loans	776,411	656,755
Convertible senior subordinated notes	98,463	114,126
Deferred revenue	291,812	274,787
Total liabilities	2,513,760	2,449,802
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 148,261,908 shares issued (March 31, 2015 - 145,532,978 shares)	868,487	830,786
Retained earnings	44,028	13,720
Accumulated other comprehensive income (loss)	43,512	(2,219)
Total shareholders’ equity	956,027	842,287
Total liabilities and shareholders’ equity	$3,469,787	$3,292,089
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands, except per share amounts)
Revenues	$408,941	$449,383
Expenses:
Direct operating	230,310	238,873
Distribution and marketing	71,924	97,321
General and administration	60,712	64,079
Depreciation and amortization	1,830	1,346
Total expenses	364,776	401,619
Operating income	44,165	47,764
Other expenses (income):
Interest expense
Cash interest	10,371	9,442
Amortization of debt discount and deferred financing costs	2,254	3,530
Total interest expense	12,625	12,972
Interest and other income	(600)	(1,018)
Total other expenses, net	12,025	11,954
Income before equity interests and income taxes	32,140	35,810
Equity interests income	11,388	18,210
Income before income taxes	43,528	54,020
Income tax provision	2,844	10,759
Net income	$40,684	$43,261

Basic net income per common share	$0.28	$0.31
Diluted net income per common share	$0.26	$0.30

Weighted average number of common shares outstanding:
Basic	147,619	138,509
Diluted	157,498	152,210

Dividends declared per common share	$0.07	$0.05
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Net income	$40,684	$43,261
Foreign currency translation adjustments, net of tax	3,490	1,482
Net unrealized gain on available-for-sale securities, net of $6,311 tax	42,234	—
Net unrealized gain (loss) on foreign exchange contracts, net of tax	7	(811)
Comprehensive income	$86,415	$43,932
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2015	145,532,978	$830,786	$13,720	$(2,219)	$842,287
Exercise of stock options	188,825	3,197	—	—	3,197
Share-based compensation, net of withholding tax obligations of $15,489	551,164	18,109	—	—	18,109
Conversion of April 2009 3.625% Notes	1,983,058	16,162	—	—	16,162
Issuance of common shares to directors for services	5,883	188	—	—	188
Dividends declared	—	—	(10,376)	—	(10,376)
Excess tax benefits on equity-based compensation awards	—	45	—	—	45
Net income	—	—	40,684	—	40,684
Foreign currency translation adjustments, net of tax	—	—	—	3,490	3,490
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	42,234	42,234
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	7	7
Balance at June 30, 2015	148,261,908	$868,487	$44,028	$43,512	$956,027

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Operating Activities:
Net income	$40,684	$43,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,830	1,346
Amortization of films and television programs	160,419	158,808
Amortization of debt discount and deferred financing costs	2,254	3,530
Non-cash share-based compensation	16,591	16,537
Distribution from equity method investee	—	6,230
Equity interests income	(11,388)	(18,210)
Deferred income taxes	791	5,105
Changes in operating assets and liabilities:
Restricted cash	—	1,391
Accounts receivable, net	134,173	169,514
Investment in films and television programs	(315,861)	(263,851)
Other assets	(2,514)	382
Accounts payable and accrued liabilities	(95,336)	(95,666)
Participations and residuals	29,916	(1,539)
Film obligations	(9,218)	(34,589)
Deferred revenue	16,776	(4,883)
Net Cash Flows Used In Operating Activities	(30,883)	(12,634)
Investing Activities:
Proceeds from the sale of equity method investees	—	14,575
Investment in equity method investees	(800)	(9,650)
Purchases of property and equipment	(3,248)	(1,427)
Net Cash Flows Provided By (Used In) Investing Activities	(4,048)	3,498
Financing Activities:
Senior revolving credit facility - borrowings	—	170,000
Senior revolving credit facility - repayments	—	(183,619)
Term Loan - borrowings, net of deferred financing costs of $616	24,384	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Production loans - borrowings	203,087	207,953
Production loans - repayments	(74,276)	(36,859)
Repurchase of common shares	—	(109,529)
Dividends paid	(10,187)	(7,066)
Excess tax benefits on equity-based compensation awards	45	2,771
Exercise of stock options	3,118	406
Tax withholding required on equity awards	(16,082)	(10,247)
Net Cash Flows Provided By Financing Activities	130,084	33,794
Net Change In Cash And Cash Equivalents	95,153	24,658
Foreign Exchange Effects on Cash	(1,300)	22
Cash and Cash Equivalents - Beginning Of Period	102,697	25,692
Cash and Cash Equivalents - End Of Period	$196,550	$50,372
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a premier next generation global content leader with a strong and diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, digital distribution, channel platforms and international distribution and sales.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB voted to defer the effective date to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), with early adoption permitted to the original effective date of December 15, 2016. As a result, the guidance will be effective for the Company's fiscal year beginning April 1, 2018, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  The guidance is effective

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Company's fiscal year beginning April 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective April 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

2. Investment in Films and Television Programs

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$492,178	$507,628
Acquired libraries, net of accumulated amortization	7,609	9,357
Completed and not released	37,523	76,968
In progress	677,964	478,879
In development	25,597	21,054
Product inventory	24,127	23,023
	1,264,998	1,116,909
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	201,403	231,470
In progress	68,256	28,585
In development	5,171	4,865
	274,830	264,920
	$1,539,828	$1,381,829
The following table sets forth acquired libraries that represent titles released three years prior to the date of acquisition. These libraries are being amortized over their expected revenue stream from the acquisition date over a period up to 20 years:

		Total Amortization Period	Remaining Amortization Period	Unamortized Costs
Acquired Library	Acquisition Date			June 30, 2015	March 31, 2015
		(In years)		(Amounts in thousands)
Artisan Entertainment	December 2003	20.00	8.50	$3,738	$5,122
Summit Entertainment	January 2012	20.00	16.50	3,871	4,235
Total acquired libraries				$7,609	$9,357
The Company expects approximately 46% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2016. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2018.

3. Investments
The carrying amounts of investments, by category, at June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Equity method investments	$246,391	$234,202
Available-for-sale securities	210,570	162,024
Cost method investments	42,048	42,072
	$499,009	$438,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015
Equity Method Investee	Ownership Percentage	June 30, 2015	March 31, 2015
		(Amounts in thousands)
EPIX	31.2%	$132,760	$119,688
Pop	50.0%	92,116	91,683
Other Equity Method Investments(1)	Various	21,515	22,831
		$246,391	$234,202
Equity interests in equity method investments for the three months ended June 30, 2015 and 2014 were as follows (income (loss)):

	Three Months Ended
	June 30,
Equity Method Investee	2015	2014
	(Amounts in thousands)
EPIX	$13,072	$8,508
Pop	(367)	(2,225)
Other Equity Method Investments(1)	(1,317)	11,927
	$11,388	$18,210
_________________________
(1)The Company records its share of the net income or loss of Other Equity Method Investments on a one quarter lag. Equity interest income from Other Equity Method Investments of $11.9 million for the three months ended June 30, 2014 includes a gain on sale of the Company's investment in FEARnet of $11.4 million.
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three months ended June 30, 2014, the Company received distributions from EPIX of $6.2 million. No distributions were made during the three months ended June 30, 2015. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million.
EPIX Financial Information:
The following table presents summarized balance sheet data as of June 30, 2015 and March 31, 2015 for EPIX:

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$293,314	$285,819
Non-current assets	$305,594	$277,888
Current liabilities	$95,394	$121,451
Non-current liabilities	$25,940	$6,753
The following table presents the summarized statement of operations for the three months ended June 30, 2015 and 2014 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Revenues	$111,351	$91,449
Expenses:
Operating expenses	62,937	57,506
Selling, general and administrative expenses	5,789	5,755
Operating income	42,625	28,188
Interest and other expense	(509)	(394)
Net income	$42,116	$27,794
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$42,116	$27,794
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	13,119	8,658
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(2,795)	(1,867)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	2,748	1,717
Total equity interest income recorded	$13,072	$8,508
__________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the three months ended June 30, 2015, the Company made contributions to Pop of $0.8 million (2014 - $7.5 million).
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
Pop Financial Information:
The following table presents summarized balance sheet data as of June 30, 2015 and March 31, 2015 for Pop:

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$32,104	$32,815
Non-current assets	$186,027	$187,985
Current liabilities	$24,654	$26,048
Non-current liabilities	$5,078	$7,196
Redeemable preferred stock	$414,485	$399,247

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statement of operations for the three months ended June 30, 2015 and 2014 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Revenues	$20,554	$18,828
Expenses:
Cost of services	9,365	8,490
Selling, marketing, and general and administration	9,892	12,471
Depreciation and amortization	1,944	1,997
Operating loss	(647)	(4,130)
Other expense	—	110
Interest expense, net	111	210
Accretion of redeemable preferred stock units(1)	13,638	10,932
Total interest expense, net	13,749	11,252
Net loss	$(14,396)	$(15,382)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(14,396)	$(15,382)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(7,198)	(7,691)
Accretion of dividend and interest income on redeemable preferred stock units(1)	6,819	5,466
Elimination of the Company's share of profits on licensing sales to Pop	(133)	—
Realization of the Company’s share of profits on licensing sales to Pop	145	—
Total equity interest loss recorded	$(367)	$(2,225)
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

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below:

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized gain	51,654	3,108
Fair value	$210,570	$162,024

Starz. At June 30, 2015 and March 31, 2015, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange" ). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company. The Starz shares acquired by the Company represent approximately 14.7% of the total voting power of the issued and outstanding Starz common stock as of June 30, 2015. However, under the Exchange Agreement, the Company granted an irrevocable proxy to Dr. Malone and the affiliates of Dr. Malone to vote the shares the Company acquired except with respect to proposals related to extraordinary transactions, including any proposals related to any sale or issuance of securities, or any business combination, merger, consolidation, liquidation, reorganization, recapitalization, sale or disposition of all or substantially all of Starz's assets or similar extraordinary transaction, whether or not involving the Company.

The Company classifies the Series A common stock of Starz within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8). The Series B common stock of Starz are considered a Level 2 security because the quoted market prices are based on infrequent transactions. Therefore, the fair value of the Series B common stock, which is convertible, at the holder’s option, into Series A common stock of Starz is based on the quoted market price of the Series A common stock, which is an equivalent security other than for the voting rights.

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. In February 2015, the Company invested $40.0 million in Telltale, which consisted of a cash investment in Telltale of $28.0 million in exchange for 2,628,072 of Series D Convertible Preferred Stock, and 361,229 newly issued common shares of the Company with a fair value of approximately $12.0 million in exchange for approximately 1,126,316 existing common shares of Telltale, representing in the aggregate an approximately 14% economic interest in Telltale.
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest.

4. Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2015 and March 31, 2015:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$26,936	$28,060
Prepaid expenses and other	47,228	45,537
Finite-lived intangible assets	1,114	1,187
	$75,278	$74,784
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

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan Due 2022	400,000	375,000
Convertible senior subordinated notes, net of unamortized discount of $3,387 (March 31, 2015 - $3,891)	98,463	114,126
	$723,463	$714,126
The following table sets forth future annual contractual principal payment commitments of corporate debt as of June 30, 2015:

	Conversion Price Per Share at June 30, 2015	Maturity Date	Year Ended March 31,
Debt Type			2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	N/A	August 2018	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.36	January 2017	—	41,850	—	—	—	—	41,850
April 2013 1.25% Notes	$29.59	April 2018	—	—	—	60,000	—	—	60,000
			$—	$41,850	$—	$285,000	$—	$400,000	726,850
Less aggregate unamortized discount									(3,387)
									$723,463

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, and at June 30, 2015 there was $800.0 million available (March 31, 2015 — $800.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit which amounted to nil at June 30, 2015 (March 31, 2015 — nil).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2015, the Company was in compliance with all applicable covenants.
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

Maturity Date. August 1, 2018.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2015, the Company was in compliance with all applicable covenants.

Term Loan Due 2022

Issuance Date. On March 17, 2015, Lions Gate Entertainment Corp. entered into a second lien credit and guarantee agreement (the "Credit Agreement"), and pursuant to the Credit Agreement, borrowed a term loan in an aggregate amount of $375 million (the "Term Loan Due 2022"). In May 2015, Lions Gate Entertainment Corp. amended the Credit Agreement governing its Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional term loan in an aggregate amount of $25.0 million. Contemporaneously with the issuance of the Term Loan Due 2022 (which carries a fixed interest rate of 5.00%), the Company used a portion of the proceeds to redeem its $225.0 million principal amount term loan (the "Term Loan Due 2020") (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%).

Interest. Interest on the Term Loan Due 2022 is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Maturity Date. The Term Loan Due 2022 matures on March 17, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of June 30, 2015, the Company was in compliance with all applicable covenants.

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at June 30, 2015 and March 31, 2015:

	Maturity Date	Conversion Price Per Share at June 30, 2015	June 30, 2015			March 31, 2015
Convertible Senior Subordinated Notes			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
April 2009 3.625% Notes	N/A	N/A	$—	$—	$—	$16,167	$—	$16,167
January 2012 4.00% Notes	January 11, 2017	$10.36	41,850	(3,387)	38,463	41,850	(3,891)	37,959
April 2013 1.25% Notes	April 15, 2018	$29.59	60,000	—	60,000	60,000	—	60,000
			$101,850	$(3,387)	$98,463	$118,017	$(3,891)	$114,126

April 2009 3.625% Notes: On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the outstanding principal amounts into common shares.

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

The January 2012 4.00% Notes provide that upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. Accounting guidance require that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method. The effective interest rate on the liability component of the January 2012 4.00% Notes is 9.56%.

The April 2013 1.25% Notes are convertible only into the Company's common shares and do not carry an option to be settled in cash upon conversion, and accordingly, have been recorded at their principal amount (not reduced by a debt discount for the equity component).

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the three months ended June 30, 2015 and 2014:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162	$10
Common shares issued upon conversion	1,983,058	1,212
Weighted average conversion price per share	$8.15	$8.25
October 2004 2.9375% Notes
Principal amount converted	$—	$99
Common shares issued upon conversion	—	8,634
Weighted average conversion price per share	$—	$11.46
Total
Principal amount converted	$16,162	$109
Common shares issued upon conversion	1,983,058	9,846
Weighted average conversion price per share	$8.15	$11.07
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three months ended June 30, 2015 and 2014 is presented below:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$549	$973
Amortization of discount on liability component and debt issuance costs	517	1,619
	$1,066	$2,592

6. Participations and Residuals
The Company expects approximately 67% of accrued participations and residuals will be paid during the one-year period ending June 30, 2016.

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, will contribute a minority share of 25%, of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ending January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excludes among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $24.9 million at June 30, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Obligations and Production Loans

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Film obligations	$46,656	$55,811
Production loans	729,755	600,944
Total film obligations and production loans	$776,411	$656,755

The following table sets forth future annual repayment of film obligations and production loans as of June 30, 2015:

	Nine Months Ended
	March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Film obligations	$40,911	$2,964	$2,000	$1,000	$—	$—	$46,875
Production loans	250,646	479,109	—	—	—	—	729,755
	$291,557	$482,073	$2,000	$1,000	$—	$—	776,630
Less imputed interest on film obligations							(219)
							$776,411
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.29% to 3.54%.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, 5.25% Senior Notes, and Term Loan, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings.

•
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company measures the fair value of its investment in Pop's Mandatorily Redeemable Preferred Stock Units using primarily a discounted cash flow analysis based on the expected cash flows of the investment. The analysis reflects the contractual terms of the investment, including the period to maturity, and uses a discount rate commensurate with the risk associated with the investment.

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2015 and March 31, 2015:

	June 30, 2015			March 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 3):
Starz Series A common stock(1)	$94,719	$—	$94,719	$72,882	$—	$72,882
Starz Series B common stock(1)	—	115,851	115,851	—	89,142	89,142

Forward exchange contracts (see Note 16)	—	8,128	8,128	—	8,335	8,335

Liabilities:
Forward exchange contracts (see Note 16)	—	(1,598)	(1,598)	—	(2,024)	(2,024)
	$94,719	$122,381	$217,100	$72,882	$95,453	$168,335

(1)	As of August 6, 2015, the fair value of the Company's minority interest in Starz was $168.9 million, compared to the Company's original cost basis of $158.9 million.
The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2015 and March 31, 2015:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2015		March 31, 2015
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$92,116	$110,000	$91,683	$110,000

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
April 2009 3.625% Notes	$—	$—	$16,167	$16,167
January 2012 4.00% Notes	38,463	42,140	37,959	41,473
April 2013 1.25% Notes	60,000	53,710	60,000	53,241
Production loans	729,755	729,755	600,944	600,944
5.25% Senior Notes	225,000	231,750	225,000	233,438
Term Loan	400,000	400,500	375,000	375,938
	$1,453,218	$1,457,855	$1,315,070	$1,321,201

9. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three months ended June 30, 2015 and 2014 is presented below:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income	$40,684	$43,261
Denominator:
Weighted average common shares outstanding	147,619	138,509
Basic net income per common share	$0.28	$0.31

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three months ended June 30, 2015 and 2014 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income	$40,684	$43,261
Add:
Interest on convertible notes, net of tax	676	1,643
Numerator for diluted net income per common share	$41,360	$44,904

Denominator:
Weighted average common shares outstanding	147,619	138,509
Effect of dilutive securities:
Conversion of notes	6,325	10,909
Share purchase options	3,130	2,366
Restricted share units	424	426
Adjusted weighted average common shares outstanding	157,498	152,210
Diluted net income per common share	$0.26	$0.30
For the three months ended June 30, 2015 and 2014, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Anti-dilutive shares issuable
Share purchase options	3,945	5,107
Restricted share units	67	288
Contingently issuable shares	397	275
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	4,409	5,670

10. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at June 30, 2015 and March 31, 2015. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Stock options outstanding, average exercise price $23.61 (March 31, 2015 - $22.22)	14,246	12,215
Restricted share units — unvested	1,503	1,662
Share purchase options and restricted share units available for future issuance	4,767	7,163
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.15 per share at March 31, 2015	—	1,984
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.36 per share (March 31, 2015 - $10.38)	4,040	4,032
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.59 per share (March 31, 2015 - $29.65)	2,028	2,024
Shares reserved for future issuance	26,584	29,080

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2015, and 2014:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Compensation Expense:
Stock Options	$9,234	$8,643
Restricted Share Units and Other Share-based Compensation	7,357	6,049
Share Appreciation Rights	288	1,729
	16,879	16,421
Impact of accelerated vesting on stock options and restricted share units(1)	—	1,194
Total share-based compensation expense	$16,879	$17,615

Tax impact(2)	(6,190)	(6,458)
Reduction in net income	$10,689	$11,157
____________________________

(1)
Represents the impact of the acceleration of certain vesting schedules for stock options and restricted share units pursuant to the severance arrangements related to the integration of the marketing operations of the Company's Lionsgate and Summit film labels.

(2)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option and restricted share unit activity during the three months ended June 30, 2015:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2015	13,214,696	$21.26	1,662,028	$28.10
Granted	2,222,298	$30.62	808,470	$30.97
Options exercised or RSUs vested	(301,825)	$14.05	(946,326)	$28.90
Forfeited or expired	(1,929)	$23.75	(21,243)	$30.60
Outstanding at June 30, 2015	15,133,240	$22.78	1,502,929	$29.10
During the three months ended June 30, 2014, 75,000 cash-settled share appreciation rights were exercised resulting in a cash payment of $1.7 million.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were insignificant and $2.8 million for the three months ended June 30, 2015 and 2014, respectively.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2015 are $66.2 million and $31.1 million, respectively, and are expected to be recognized over a weighted average period of 1.9 and 1.7 years, respectively.

(c) Dividends

On June 15, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on August 7, 2015, to shareholders of record as of June 30, 2015. As of June 30, 2015, the Company had $10.4 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

11. Income Taxes
The income tax provision for the three months ended June 30, 2015 and 2014 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the quarter, plus or minus the tax effects of items that relate discretely to the quarter, if any.
The Company's effective tax rate differs from the federal statutory rate and has changed from the prior period and could fluctuate significantly in the future, as the Company's effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company and other discrete items.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Government Assistance
Tax credits earned for film and television production activity for the three months ended June 30, 2015 and 2014 totaled $17.8 million and $77.5 million, respectively and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at June 30, 2015 includes $213.6 million with respect to tax credits receivable (March 31, 2015 - $219.2 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

13. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2015: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Segment revenues
Motion Pictures	$275,387	$331,916
Television Production	133,554	117,467
	$408,941	$449,383
Direct operating expenses
Motion Pictures	$129,355	$147,194
Television Production	100,955	91,679
	$230,310	$238,873
Distribution and marketing
Motion Pictures	$62,466	$88,605
Television Production	9,458	8,716
	$71,924	$97,321
Gross segment contribution
Motion Pictures	$83,566	$96,117
Television Production	23,141	17,072
	$106,707	$113,189
Segment general and administration
Motion Pictures	$18,202	$17,353
Television Production	4,383	3,410
	$22,585	$20,763
Segment profit
Motion Pictures	$65,364	$78,764
Television Production	18,758	13,662
	$84,122	$92,426

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses.
Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Company’s total segment profit	$84,122	$92,426
Shared services and corporate expenses:
Share-based compensation expense	(16,879)	(16,421)
Restructuring and other items(1)	—	(4,888)
Other shared services and corporate expenses	(21,248)	(22,007)
Total shared services and corporate expenses	(38,127)	(43,316)
Depreciation and amortization	(1,830)	(1,346)
Operating income	44,165	47,764
Interest expense	(12,625)	(12,972)
Interest and other income	600	1,018
Equity interests income	11,388	18,210
Income before income taxes	$43,528	$54,020
________________________

(1)
Restructuring and other items includes certain unusual items, such as severance and restructuring charges, and certain transaction related costs, when applicable. Amounts in the three months ended June 30, 2014 primarily represent severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 10).

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2015 and March 31, 2015:

	June 30, 2015			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$399,041	$362,175	$761,216	$538,515	$353,365	$891,880
Investment in films and television programs, net	1,264,998	274,830	1,539,828	1,116,909	264,920	1,381,829
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$1,958,406	$665,966	$2,624,372	$1,949,791	$647,246	$2,597,037
Other unallocated assets (primarily cash, other assets, and investments)			845,415			695,052
Total assets			$3,469,787			$3,292,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$235,237	$152,421
Television Production	80,624	111,430
	$315,861	$263,851

Purchases of property and equipment amounted to $3.2 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

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

In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teacher Retirement System, demanding that the Company seek to recover the costs of the SEC investigation, including the fine paid, from the directors who were on the board (and certain officers) at the time the July 20, 2010 transactions occurred. On August 6, 2014, the board created a Special Committee of independent directors (composed of Mr. Frank Giustra and Mr. Gordon Crawford) to consider the demand. On October 1, 2014, the Arkansas Teacher Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate.  The Special Committee concluded that commencing an action in British Columbia against the proposed defendants (or any of them) as demanded by the Arkansas Teacher Retirement System would not be in the best interests of the Company, and the Company has taken steps to oppose the petition, including through filing materials in opposition in December 2014 and January 2015.  The Arkansas Teacher Retirement System has filed materials in reply.  The parties are now arranging a hearing date, which is expected to be in the week of November 23, 2015.
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

15. Consolidating Financial Information — Convertible Senior Subordinated Notes

The January 2012 4.00% Notes and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the January 2012 4.00% Notes, and the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present condensed consolidating financial information as of June 30, 2015 and March 31, 2015, and for the three months ended June 30, 2015 and 2014 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	June 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$15,111	$106,833	$74,606	$—	$196,550
Restricted cash	—	2,508	—	—	2,508
Accounts receivable, net	613	9,839	750,764	—	761,216
Investment in films and television programs, net	—	6,406	1,533,422	—	1,539,828
Property and equipment, net	—	26,602	1,752	—	28,354
Investments	40,048	8,770	450,191	—	499,009
Goodwill	10,172	—	313,156	—	323,328
Other assets	8,574	62,684	9,809	(5,789)	75,278
Deferred tax assets	9,377	33,135	1,204	—	43,716
Subsidiary investments and advances	1,519,199	1,511,389	2,739,071	(5,769,659)	—
	$1,603,094	$1,768,166	$5,873,975	$(5,775,448)	$3,469,787
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	400,000	—	—	—	400,000
Accounts payable and accrued liabilities	22,067	57,225	141,022	—	220,314
Participations and residuals	—	3,663	498,097	—	501,760
Film obligations and production loans	—	—	776,411	—	776,411
Convertible senior subordinated notes	—	98,463	—	—	98,463
Deferred revenue	—	7,448	284,364	—	291,812
Intercompany payable	—	1,726,280	2,640,601	(4,366,881)	—
Shareholders’ equity (deficiency)	956,027	(124,913)	1,533,480	(1,408,567)	956,027
	$1,603,094	$1,768,166	$5,873,975	$(5,775,448)	$3,469,787

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$2,105	$406,999	$(163)	$408,941
EXPENSES:
Direct operating	—	(1,504)	231,814	—	230,310
Distribution and marketing	—	522	71,402	—	71,924
General and administration	858	36,916	23,332	(394)	60,712
Depreciation and amortization	—	1,551	279	—	1,830
Total expenses	858	37,485	326,827	(394)	364,776
OPERATING INCOME (LOSS)	(858)	(35,380)	80,172	231	44,165
Other expenses (income):
Interest expense	8,985	53,542	42,160	(92,062)	12,625
Interest and other income	(50,534)	(162)	(41,841)	91,937	(600)
Total other expenses (income)	(41,549)	53,380	319	(125)	12,025
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	40,691	(88,760)	79,853	356	32,140
Equity interests income (loss)	677	89,484	11,848	(90,621)	11,388
INCOME (LOSS) BEFORE INCOME TAXES	41,368	724	91,701	(90,265)	43,528
Income tax provision (benefit)	684	47	6,092	(3,979)	2,844
NET INCOME (LOSS)	40,684	677	85,609	(86,286)	40,684
Foreign currency translation adjustments, net of tax	45,731	45,915	(1,543)	(86,613)	3,490
Net unrealized gain on available-for-sale securities, net of tax	—	—	42,234	—	42,234
Net unrealized gain on foreign exchange contracts, net of tax	—	—	7	—	7
COMPREHENSIVE INCOME (LOSS)	$86,415	$46,592	$126,307	$(172,899)	$86,415

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,380	$62,627	$(103,890)	$—	$(30,883)
INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(800)	—	(800)
Purchases of property and equipment	—	(3,124)	(124)	—	(3,248)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(3,124)	(924)	—	(4,048)
FINANCING ACTIVITIES:
Term Loan - borrowings, net of deferred financing costs of $616	24,384	—	—	—	24,384
Convertible senior subordinated notes - repurchases	—	(5)	—	—	(5)
Production loans - borrowings	—	—	203,087	—	203,087
Production loans - repayments	—	—	(74,276)	—	(74,276)
Dividends paid	(10,187)	—	—	—	(10,187)
Excess tax benefits on equity-based compensation awards	—	45	—	—	45
Exercise of stock options	3,118	—	—	—	3,118
Tax withholding required on equity awards	(16,082)	—	—	—	(16,082)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,233	40	128,811	—	130,084
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,613	59,543	23,997	—	95,153
FOREIGN EXCHANGE EFFECTS ON CASH	(1)	—	(1,299)	—	(1,300)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,499	47,290	51,908	—	102,697
CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,111	$106,833	$74,606	$—	$196,550

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$2,896	$446,586	$(99)	$449,383
EXPENSES:
Direct operating	2	(829)	239,586	114	238,873
Distribution and marketing	—	568	96,753	—	97,321
General and administration	564	39,942	23,692	(119)	64,079
Depreciation and amortization	—	752	594	—	1,346
Total expenses	566	40,433	360,625	(5)	401,619
OPERATING INCOME (LOSS)	(566)	(37,537)	85,961	(94)	47,764
Other expenses (income):
Interest expense	7,373	46,575	33,125	(74,101)	12,972
Interest and other income	(43,039)	(31)	(31,933)	73,985	(1,018)
Total other expenses (income)	(35,666)	46,544	1,192	(116)	11,954
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	35,100	(84,081)	84,769	22	35,810
Equity interests income (loss)	8,550	94,758	18,050	(103,148)	18,210
INCOME (LOSS) BEFORE INCOME TAXES	43,650	10,677	102,819	(103,126)	54,020
Income tax provision (benefit)	389	2,127	20,477	(12,234)	10,759
NET INCOME (LOSS)	43,261	8,550	82,342	(90,892)	43,261
Foreign currency translation adjustments, net of tax	671	2,217	(391)	(1,015)	1,482
Net unrealized loss on foreign exchange contracts, net of tax	—	—	(811)	—	(811)
COMPREHENSIVE INCOME (LOSS)	$43,932	$10,767	$81,140	$(91,907)	$43,932

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2015, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 17 months from June 30, 2015):

June 30, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£9.7	in exchange for	$14.8	£0.65
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€1.5	in exchange for	$1.7	€0.93
Canadian Dollar	C$3.9	in exchange for	$3.2	C$1.20
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2015 were gains of less than $0.1 million (2014 - losses of $0.8 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2015 were $0.1 million (2014 - nil) and are included in direct operating expenses in the consolidated statement of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of June 30, 2015, $8.1 million was included in other assets and $1.6 million in accounts payable and accrued liabilities (March 31, 2015 - $8.3 million in other assets and $2.0 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three months ended June 30, 2015, the Company did not have any significant amounts reclassified out of accumulated other comprehensive income.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the three months ended June 30, 2015 and 2014 is presented below.

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 10)	$10,376	$6,881
Conversions of convertible senior subordinated notes (see Note 5)	$16,162	$109

There were no non-cash investing activities for the three months ended June 30, 2015 and 2014.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2015 and 2014.
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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 21, 2015.
Accounting for Films and Television Programs. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of such film or television program. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of income. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 8 to our unaudited condensed consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.9 million on our total revenue in the three months ended June 30, 2015 (2014 - $1.1 million).
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
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income and statutory tax rates in the various jurisdictions in which we operate. The income tax provision in the period is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In July 2015, the FASB voted to defer the effective date to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), with early adoption permitted to the original effective date of December 15, 2016. As a result, the guidance will be effective for the Company's fiscal year beginning April 1, 2018, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  The guidance is effective for our fiscal year beginning April 1, 2016, with early adoption permitted. We are planning to adopt the new guidance effective April 1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$275.4		$331.9		$(56.5)	(17.0)%
Television Production	133.6		117.5		16.1	13.7%
	$409.0		$449.4		$(40.4)	(9.0)%
Direct operating expenses
Motion Pictures	$129.4	47.0%	$147.2	44.4%	$(17.8)	(12.1)%
Television Production	100.9	75.5	91.7	78.0	9.2	10.0%
	$230.3	56.3%	$238.9	53.2%	$(8.6)	(3.6)%
Distribution and marketing
Motion Pictures	$62.4	22.7%	$88.6	26.7%	$(26.2)	(29.6)%
Television Production	9.5	7.1	8.7	7.4	0.8	9.2%
	$71.9	17.6%	$97.3	21.7%	$(25.4)	(26.1)%
Gross segment contribution
Motion Pictures	$83.6	30.4%	$96.1	29.0%	$(12.5)	(13.0)%
Television Production	23.1	17.3	17.1	14.6	6.0	35.1%
	$106.7	26.1%	$113.2	25.2%	$(6.5)	(5.7)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$115.4	$133.2	$(17.8)	(13.4)%
Television Production	14.1	7.7	6.4	83.1%
	$129.5	$140.9	$(11.4)	(8.1)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$23.1	$42.7	$(19.6)	(45.9)%
Home Entertainment	115.4	133.2	(17.8)	(13.4)%
Television	48.4	58.8	(10.4)	(17.7)%
International(1)	84.8	90.7	(5.9)	(6.5)%
Other	3.7	6.5	(2.8)	(43.1)%
	$275.4	$331.9	$(56.5)	(17.0)%
_________________________________

(1)
The three months ended June 30, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $30.0 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the three months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Age of Adaline	April 2015	Draft Day	April 2014
Child 44*	April 2015*	The Quiet Ones	April 2014
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
Managed Brands(1):
Love & Mercy	June 2015
_________________________________
* Limited release

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.
Theatrical revenue of $23.1 million decreased $19.6 million, or 45.9%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease is due to the limited release of Child 44 resulting in lower box office performance, lower box office generated from The Divergent Series: Insurgent as compared to Divergent in the prior year's quarter, and while The Age of Adaline had a strong performance at the box office, under the terms of our distribution arrangement, we record only our distribution fee as theatrical revenue. These decreases were slightly offset by the performance of Love & Mercy from our Managed Brands product category.

Motion Pictures — Home Entertainment Revenue

The following table sets forth the titles released on home entertainment from our theatrical slates in the three months ended June 30, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's quarter, respectively:

Three Months Ended June 30,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Duff	June 2015	I, Frankenstein	May 2014
Mortdecai	May 2015	The Legend of Hercules	April 2014
The Hunger Games: Mockingjay - Part 1	March 2015	The Hunger Games: Catching Fire	March 2014
John Wick	February 2015	Escape Plan	February 2014
		Ender's Game	February 2014
Managed Brands:		Managed Brands:
The Last Knights	June 2015	Joe	June 2014
A Most Violent Year	April 2015	Tyler Perry's Madea's Neighbors From Hell (the Play)	April 2014
Wild Card	March 2015

The following table sets forth the components of home entertainment revenue by product category for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Fiscal 2015 Theatrical Slate	$15.0	$28.4	$43.4	$—	$—	$—	$43.4
Fiscal 2014 Theatrical Slate	1.8	2.4	4.2	20.0	40.5	60.5	(56.3)
Prior Theatrical Slates	5.8	6.1	11.9	10.5	5.5	16.0	(4.1)
Total Theatrical Slates	22.6	36.9	59.5	30.5	46.0	76.5	(17.0)
Managed Brands	32.4	20.1	52.5	37.1	16.7	53.8	(1.3)
Other Feature Film(3)	2.4	1.0	3.4	1.3	1.6	2.9	0.5
	$57.4	$58.0	$115.4	$68.9	$64.3	$133.2	$(17.8)
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.

(3)	Other Feature Film includes certain specialty theatrical releases and other titles.
Home entertainment revenue of $115.4 million decreased $17.8 million, or 13.4%, in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Of the decrease, approximately $17.0 million was from our theatrical slates, primarily due to lower revenue generated by the titles released on packaged media from our Fiscal 2015 Theatrical Slate in the three months ended June 30, 2015 (as listed in the table above), compared to the revenue from the titles released on packaged media from our Fiscal 2014 Theatrical Slate in the three months ended June 30, 2014 (as listed in the table above). Additionally, Managed Brands decreased by $1.3 million, which was mostly offset by higher revenue from Other Feature Film of $0.5 million in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Addicted	Ender's Game
John Wick	Red 2
The Expendables 3	You're Next

The following table sets forth the components of television revenue by product category for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Fiscal 2015 Theatrical Slate	$23.7	$—	$23.7	n/m
Fiscal 2014 Theatrical Slate	—	32.9	(32.9)	(100.0)%
Prior Theatrical Slates	17.0	17.0	—	—%
Total Theatrical Slates	40.7	49.9	(9.2)	(18.4)%
Managed Brands	6.1	8.3	(2.2)	(26.5)%
Other Feature Film	1.6	0.6	1.0	n/m
	$48.4	$58.8	$(10.4)	(17.7)%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification.
Television revenue decreased in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due primarily to the fewer number of titles with television windows opening in the period from our smaller Fiscal 2015 Theatrical Slate as compared to our Fiscal 2014 Theatrical Slate, and the lower revenue generated from those titles.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30,
2015	2014
Fiscal 2016 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Child 44	Divergent
The Hunger Games: Catching Fire
Fiscal 2015 Theatrical Slate:	Prior Theatrical Slates:
Mortdecai	The Hunger Games
The Divergent Series: Insurgent	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games: Mockingjay - Part 1	The Twilight Saga: Breaking Dawn - Part 1
UK Third Party Product:
A Little Chaos
The following table sets forth the components of international revenue by product category for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2016 Theatrical Slate	$12.9	$—	$12.9	n/m
Fiscal 2015 Theatrical Slate	35.6	0.9	34.7	n/m
Fiscal 2014 Theatrical Slate	3.2	35.5	(32.3)	(91.0)%
Prior Theatrical Slates	10.2	28.2	(18.0)	(63.8)%
Total Theatrical Slates	61.9	64.6	(2.7)	(4.2)%
UK Third Party Product(2)	14.5	11.4	3.1	27.2%
Managed Brands	4.0	6.6	(2.6)	(39.4)%
Other Feature Film	4.4	8.1	(3.7)	(45.7)%
	$84.8	$90.7	$(5.9)	(6.5)%
___________________
n/m - Percentage not meaningful.

(1)
Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification. Specifically, Lionsgate UK revenues in the three months ended June 30, 2014 of $30.0 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due to the revenue generated by the titles and product categories listed above. In particular, revenue from our Prior Theatrical Slates category was lower in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to significant contributions from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 1 and The Twilight Saga: Breaking Dawn - Part 2 in the prior year's quarter. This decrease was offset partially by a higher contribution from our Fiscal 2016 Theatrical Slate driven by Child 44 in the three months ended June 30, 2015, as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in the three months ended June 30, 2014.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television Production
Domestic Television	$59.0	$72.8	$(13.8)	(19.0)%
International	59.4	34.4	25.0	72.7%
Home Entertainment
Digital	10.3	4.5	5.8	128.9%
Packaged Media	3.8	3.2	0.6	18.8%
Total Home Entertainment	14.1	7.7	6.4	83.1%
Other	1.1	2.6	(1.5)	(57.7)%
	$133.6	$117.5	$16.1	13.7%

Television Production - Domestic Television
Domestic television revenue decreased in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in television episodes delivered during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Television episodes delivered for original exhibition during the three months ended June 30, 2015 and 2014 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		June 30, 2015				June 30, 2014
		Episodes	Hours			Episodes	Hours
Nashville - Season 3	1hr	5	5.0	Anger Management	1/2hr	11	5.5
Orange Is The New Black - Season 3	1hr	1	1.0	Mad Men - Season 7	1hr	4	4.0
Other(1)	1/2hr & 1hr	12	9.0	Manhattan - Season 1	1hr	1	1.0
				Nashville - Season 2	1hr	3	3.0
				Rosemary's Baby	1hr	4	4.0
				Other(1)	1/2hr & 1hr	8	4.0
		18	15.0			31	21.5
______________________

(1)
Other in the three months ended June 30, 2015 includes episodes delivered for Casual, Cuckoo, Deadbeat (Season 2), Deion's Family Playbook, and DeSean Jackson: Home Team (Season 1). Other in the three months ended June 30, 2014 includes episodes delivered for Deal With It (Season 2).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended June 30, 2015 from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game, Anger Management, and Are We There Yet, and in the three months ended June 30, 2014, from Family Feud (Season 7), The Wendy Williams Show (Season 5), House of Payne, Are We There Yet, Nurse Jackie (Season 6), and Meet The Browns.

Television Production - International Revenue
International revenue in the three months ended June 30, 2015 increased as compared to the three months ended June 30, 2014, primarily driven by a significant contribution of revenue from Orange Is The New Black (Seasons 1, 2 & 3) in the three months ended June 30, 2015, partially offset by decreases in revenues from Mad Men and Anger Management.

Television Production - Home Entertainment Revenue
The increase in home entertainment revenue is primarily due to an increase in digital media revenue, largely driven by revenues from Blue Mountain State (Seasons 1,2 & 3) and Ascension, as well as a slight increase in packaged media revenue in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$91.7	$68.7	$160.4	$93.3	$65.5	$158.8
Participation and residual expense	40.9	31.4	72.3	56.2	26.7	82.9
Other expenses	(3.2)	0.8	(2.4)	(2.3)	(0.5)	(2.8)
	$129.4	$100.9	$230.3	$147.2	$91.7	$238.9
Direct operating expenses as a percentage of segment revenues	47.0%	75.5%	56.3%	44.4%	78.0%	53.2%
Direct operating expenses of the Motion Pictures segment of $129.4 million for the three months ended June 30, 2015 were 47% of motion pictures revenue, compared to $147.2 million, or 44.4% of motion pictures revenue for the three months ended June 30, 2014. The decrease in direct operating expenses of $17.8 million is primarily due to a decrease in motion pictures revenue in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily due to the change in the mix of titles generating revenue in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, and was primarily driven by our theatrical slates. Included in amortization expense are investment in film write-downs of approximately $0.6 million in the three months ended June 30, 2015, compared to approximately $2.8 million in the three months ended June 30, 2014. Other direct operating expenses in the three months ended June 30, 2015 consisted primarily of foreign exchange gains offset partially by the provision for doubtful accounts, as compared to lower foreign exchange gains in the three months ended June 30, 2014.
Direct operating expenses of the Television Production segment of $100.9 million for the three months ended June 30, 2015 were 75.5% of television revenue, compared to $91.7 million, or 78.0%, of television revenue for the three months ended June 30, 2014. The increase in direct operating expenses of $9.2 million is primarily due to an increase in television production revenue in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the change of the mix of titles generating revenue, compared to the three months ended June 30, 2014, including higher revenue from the Orange Is The New Black series relative to total revenue, and lower direct operating expenses from the Nashville series.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$22.8	$—	$22.8	$37.8	$—	$37.8
Home Entertainment	24.7	1.8	26.5	30.7	1.5	32.2
International(1)	12.0	4.9	16.9	18.3	2.9	21.2
Television and Other	2.9	2.8	5.7	1.8	4.3	6.1
	$62.4	$9.5	$71.9	$88.6	$8.7	$97.3
___________________

(1)	The three months ended June 30, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended June 30, 2015 of $22.8 million decreased $15.0 million, compared to $37.8 million in the three months ended June 30, 2014. The decrease was primarily driven by lower P&A spending in the three months ended June 30, 2015 on our theatrical slates as a result of fewer wide releases requiring P&A in the current quarter compared to the prior year's quarter, offset partially by higher P&A spending on platform theatrical releases from our Managed Brands category. In the three months ended June 30, 2015, approximately $10.1 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hunger Games: Mockingjay - Part 2, American Ultra and The Last Witch Hunter. In the three months ended June 30, 2014, approximately $8.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Expendables 3, The Hunger Games: Mockingjay - Part 1 and Step Up: All In.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended June 30, 2015 of $26.5 million decreased $5.7 million, or 17.7%, compared to $32.2 million in the three months ended June 30, 2014. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 20.5% in the three months ended June 30, 2015, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 22.9% in the three months ended June 30, 2014. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media marketing and distribution costs relative to home entertainment revenue in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
International distribution and marketing expenses in the Motion Pictures segment in the three months ended June 30, 2015 of $12.0 million decreased from $18.3 million in the three months ended June 30, 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$83.6	30.4%	$96.1	29.0%	$(12.5)	(13.0)%
Television Production	23.1	17.3	17.1	14.6	6.0	35.1%
	$106.7	26.1%	$113.2	25.2%	$(6.5)	(5.7)%
Gross segment contribution of the motion pictures segment for the three months ended June 30, 2015 of $83.6 million decreased $12.5 million, or 13.0%, as compared to the three months ended June 30, 2014. The decrease in gross segment contribution of the motion pictures segment is primarily due to lower motion pictures segment revenue and slightly higher direct operating expenses as a percentage of motion pictures revenue, partially offset by lower distribution and marketing costs for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Gross segment contribution of the television segment for the three months ended June 30, 2015 of $23.1 million increased $6.0 million, as compared to $17.1 million for the three months ended June 30, 2014. The increase in gross segment contribution of the television production segment is due to an increase in television production segment revenues. The gross segment contribution of the television production segment is primarily impacted by the performance and mix of television series and the increase in television episodes delivered in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$18.2	$17.4	$0.8	4.6%
Television Production	4.4	3.4	1.0	29.4%
Shared services and corporate expenses, excluding items below	21.2	22.1	(0.9)	(4.1)%
General and administrative expenses before items below:	43.8	42.9	0.9	2.1%
Share-based compensation expense	16.9	16.3	0.6	3.7%
Restructuring and other items	—	4.9	(4.9)	(100.0)%
Total general and administrative expenses	$60.7	$64.1	$(3.4)	(5.3)%
Total general and administrative expenses as a percentage of revenue	14.8%	14.3%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, as a percentage of revenue	10.7%	9.5%
Total General and Administrative Expenses
General and administrative expenses decreased by $3.4 million, or 5.3%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $0.8 million, or 4.6% primarily due to increases in salaries and related expenses and rent and facilities costs.
General and administrative expenses of the Television Production segment increased $1.0 million, or 29.4% primarily due to increases in salaries and related expenses associated with the reorganization of our international sales operations.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items decreased $0.9 million, or 4.1%, primarily due to a decrease in incentive compensation, which was partially offset by increases in professional fees and other shared services and corporate expenses.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$9.2	$8.6	$0.6	7.0%
Restricted share units and other share-based compensation	7.4	6.0	1.4	23.3%
Share appreciation rights	0.3	1.7	(1.4)	(82.4)%
	$16.9	$16.3	$0.6	3.7%

Restructuring and Other Items. Restructuring and other items includes certain unusual items, such as severance and restructuring charges, and certain transaction related costs, when applicable. Amounts in the three months ended June 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs were non-cash charges resulting from the acceleration of vesting of stock awards.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $1.8 million in the three months ended June 30, 2015, compared to $1.3 million in the three months ended June 30, 2014.
Interest expense of $12.6 million for the three months ended June 30, 2015 decreased $0.4 million, or 3.1%, from $13.0 million in the three months ended June 30, 2014. The following table sets forth the components of interest expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$0.9	$1.4
Convertible senior subordinated notes	0.5	1.0
5.25% Senior Notes	3.0	3.0
Term Loans	4.9	2.8
Other	1.0	1.3
	10.3	9.5
Non-Cash Based:
Amortization of discount and deferred financing costs	2.3	3.5
	$12.6	$13.0

Interest and other income was $0.6 million in the three months ended June 30, 2015, compared to $1.0 million in the three months ended June 30, 2014.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2015 and 2014:

	June 30, 2015	Three Months Ended
		June 30,
	Ownership Percentage	2015	2014
		(Amounts in millions)
EPIX(1)	31.2%	$13.1	$8.5
Pop(1)	50.0%	(0.4)	(2.2)
Other Equity Method Investments(2)	Various	(1.3)	11.9
		$11.4	$18.2
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 3 to our unaudited condensed consolidated financial statements).

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted on a gain on sale of $11.4 million in the three months ended June 30, 2014 included in our Other Equity Method Investments income shown above. See Note 3 to our unaudited condensed consolidated financial statements.

Income Tax Provision
We had an income tax expense of $2.8 million, or 6.5%, of income before income taxes (i.e., effective rate) in the three months ended June 30, 2015, compared to an expense of $10.8 million, or 19.9%, of income before income taxes in the three months ended June 30, 2014. Our effective tax rate excluding certain unusual and discrete items for the three months ended June 30, 2015 was 6.0%, compared to 20.0% for the three months ended June 30, 2014. The decrease in our effective tax rate in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate.
Our effective tax rate differs from the federal statutory rate and has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2016 as compared to fiscal 2015.

Net Income
Net income for the three months ended June 30, 2015 was $40.7 million, or basic net income per common share of $0.28 on 147.6 million weighted average common shares outstanding and diluted net income per common share of $0.26 on 157.5 million weighted average common shares outstanding. This compares to net income for the three months ended June 30, 2014 of $43.3 million, or basic net income per common share of $0.31 on 138.5 million weighted average common shares outstanding and diluted net income per common share of $0.30 on 152.2 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at June 30, 2015 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.

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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, quarterly cash dividends and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through June 30, 2015, we have repurchased a total of 5.3 million common shares for an aggregate price of $144.8 million (weighted average repurchase price of $27.11 per share). As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300 million share repurchase plan as of June 30, 2015.
Dividends. On June 15, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on August 7, 2015, to shareholders of record as of June 30, 2015. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $95.2 million for the three months ended June 30, 2015 and increased by $24.7 million for the three months ended June 30, 2014, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014	Net Change
	(Amounts in thousands)
Operating income	$44,165	$47,764	$(3,599)
Amortization of films and television programs	160,419	158,808	1,611
Non-cash share-based compensation	16,591	16,537	54
Cash interest	(10,371)	(9,442)	(929)
Current income tax provision	(2,053)	(5,654)	3,601
Other non-cash charges included in operating activities	2,430	8,594	(6,164)
Cash flows from operations before changes in operating assets and liabilities	211,181	216,607	(5,426)

Changes in operating assets and liabilities:
Accounts receivable, net	134,173	169,514	(35,341)
Investment in films and television programs	(315,861)	(263,851)	(52,010)
Other changes in operating assets and liabilities	(60,376)	(134,904)	74,528
Changes in operating assets and liabilities	(242,064)	(229,241)	(12,823)
Net Cash Flows Used In Operating Activities	$(30,883)	$(12,634)	$(18,249)
Cash flows used in operating activities for the three months ended June 30, 2015 were $30.9 million compared to cash flows used in operating activities for the three months ended June 30, 2014 of $12.6 million. The increase in cash used in operating activities for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to increases in investment in films and television programs production activity, including the production of The Divergent Series: Allegiant - Part 1, Deepwater Horizon and Nerve, lower increases in accounts receivable, partially offset by lower decreases from changes in other operating assets and liabilities primarily driven by increases in participations and residuals, lower decreases in film obligations and increases in deferred revenue as compared to the three months ended June 30, 2014.
Investing Activities. Cash flows provided by (used in) investing activities for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Proceeds from the sale of equity method investees	$—	$14,575
Investment in equity method investees	(800)	(9,650)
Purchases of property and equipment	(3,248)	(1,427)
Net Cash Flows Provided By (Used In) Investing Activities	$(4,048)	$3,498
Cash used in investing activities of $4.0 million for the three months ended June 30, 2015 compared to cash provided by investing activities of $3.5 million for the three months ended June 30, 2014, as reflected above. The change was primarily due to lower proceeds from the sale of equity method investees in the three months ended June 30, 2015, due to the sale of our interest in FEARnet in the three months ended June 30, 2014. In addition, investments in equity method investees decreased in the current quarter as compared to the prior year's quarter, primarily related to investments in Pop ($0.8 million in the current quarter compared to $7.5 million in the prior year's quarter) (see Note 3 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by financing activities for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$—	$170,000
Senior revolving credit facility - repayments	—	(183,619)
Net repayments of senior revolving credit facility	—	(13,619)

Term Loan - borrowings, net of deferred financing costs of $616	24,384	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Net proceeds from (repayments of) corporate debt	24,379	(13,635)

Production loans - borrowings	203,087	207,953
Production loans - repayments	(74,276)	(36,859)
Net proceeds from production loans	128,811	171,094

Repurchase of common shares	—	(109,529)
Other financing activities	(23,106)	(14,136)
Net Cash Flows Provided By Financing Activities	$130,084	$33,794
Cash flows provided by financing activities of $130.1 million for the three months ended June 30, 2015 increased from cash provided by financing activities of $33.8 million for the three months ended June 30, 2014. Cash flows provided by financing activities for the three months ended June 30, 2015 primarily reflects production loan borrowings in order to fund productions and production loan repayments, and net proceeds of $24.4 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $10.2 million and tax withholding of $16.1 million required on equity awards offset by the proceeds from the exercise of stock options.
Cash flows provided by financing activities for the three months ended June 30, 2014 primarily reflects net borrowings under production loans of $171.1 million, offset by net repayments of our senior revolving credit facility of $13.6 million, and cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards.

Corporate Debt

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of June 30, 2015 and March 31, 2015 were as follows:

	Maturity Date	Conversion Price Per Share as of June 30, 2015	Principal Amounts Outstanding
			June 30,	March 31,
			2015	2015
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$—	$—
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(2)	March 2022	N/A	400,000	375,000
Principal amounts of convertible senior subordinated notes
April 2009 3.625% Notes	N/A	N/A	—	16,167
January 2012 4.00% Notes	January 2017	$10.36	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.59	60,000	60,000
			$726,850	$718,017
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit. At June 30, 2015, there was $800.0 million available (March 31, 2015 — $800.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of June 30, 2015, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of certain restrictions and covenants, and as of June 30, 2015, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of certain restrictions and covenants, and as of June 30, 2015, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Convertible Senior Subordinated Notes Conversions. During the three months ended June 30, 2015 and 2014, there were various conversions of our convertible senior subordinated notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 5 to our unaudited condensed consolidated financial statements for detailed information by debt instrument):

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands, except share amounts)
Principal amount converted	$16,162	$109
Common shares issued upon conversion	1,983,058	9,846
Weighted average conversion price per share	$8.15	$11.07

Production Loans
The amounts outstanding under our production loans as of June 30, 2015, and March 31, 2015 were as follows:

	June 30,	March 31,
	2015	2015
	(Amounts in thousands)

Production loans(1)	$729,755	$600,944
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.29% to 3.54%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2015:

	Nine Months Ended March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of June 30, 2015 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	291,557	482,073	2,000	1,000	—	—	776,630
Principal amounts of convertible senior subordinated notes	—	41,850	—	60,000	—	—	101,850
	291,557	523,923	2,000	286,000	—	400,000	1,503,480
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	244,490	187,522	53,736	—	—	—	485,748
Interest payments(3)	31,418	34,237	32,563	26,281	20,000	42,444	186,943
Operating lease commitments	9,831	12,759	12,530	12,873	13,212	48,644	109,849
Other contractual obligations	57,059	34,883	14,380	3,374	2	—	109,698
	342,798	269,401	113,209	42,528	33,214	91,088	892,238
Total future commitments under contractual obligations	$634,355	$793,324	$115,209	$328,528	$33,214	$491,088	$2,395,718
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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $24.9 million at June 30, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2015 and March 31, 2015 was $1.3 billion and $1.1 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2015, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 17 months from June 30, 2015):

June 30, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£9.7	in exchange for	$14.8	£0.65
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€1.5	in exchange for	$1.7	€0.93
Canadian Dollar	C$3.9	in exchange for	$3.2	C$1.20
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2015 were gains of less than $0.1 million (2014 - losses of $0.8 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2015 were $0.1 million (2014 - nil) and are included in direct operating expenses in the consolidated statement of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of June 30, 2015, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.29% to 3.54% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.8 million in additional costs capitalized to the respective film or television asset.

At June 30, 2015, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $723.5 million, and an estimated fair value of $728.1 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $30.3 million and $32.2 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2015:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	June 30, 2015
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Production loans(2)	250,646	479,109	—	—	—	—	729,755	729,755
Average Interest Rate	3.33%	3.29%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	—	225,000	—	—	225,000	231,750
Average Interest Rate	—	—	—	5.25%	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	400,500
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	—	41,850	—	—	—	—	41,850	42,140
Average Interest Rate	—	4.00%	—	—	—	—
April 2013 1.25% Notes	—	—	—	60,000	—	—	60,000	53,710
Average Interest Rate	—	—	—	1.25%	—	—
	$250,646	$520,959	$—	$285,000	$—	$400,000	$1,456,605	$1,457,855
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.29% to 3.54%.

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
As of June 30, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2015.
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

For a discussion of certain claims and legal proceedings, see Note 14 - Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

Item 1A.  Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

As of June 30, 2015, our corporate debt was $726.9 million (carrying value - $723.5 million). In addition, our production loan obligations were $729.8 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At June 30, 2015, we have no borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of July 20, 2015, three of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, and Capital Research Global Investors, and their respective affiliates, beneficially owned approximately 27.2%, 5.8% and 5.4%, respectively, of our outstanding common shares.

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

Our secured credit facilities also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured notes and convertible senior subordinated notes. Any of our future debt agreements may contain similar provisions

Certain shareholders own a substantial amount of our outstanding common shares.

As of July 20, 2015, three of our shareholders beneficially owned an aggregate of 56,832,076 of our common shares, or approximately 38.4% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 27.2% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these three shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of July 20, 2015, approximately 27.2% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

During the period from the authorization date through June 30, 2015, 5,342,218 common shares have been repurchased at a cost of approximately $144.8 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	$89,931,883
May 1, 2015 - May 31, 2015	—	$—	—	$89,931,883
June 1, 2015 - June 30, 2015	—	$—	—	$89,931,883
Total	—	$—	—	$89,931,883

Additionally, during the three months ended June 30, 2015, 444,349 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 6, 2015		Title:	Duly Authorized Officer and Chief Financial Officer