Form 10-Q
period 2015-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2015-11-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
2700 Colorado Avenue
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 2, 2015
Common Shares, no par value per share	148,578,249 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$170,417	$102,697
Restricted cash	2,508	2,508
Accounts receivable, net of reserves for returns and allowances of $43,671 (March 31, 2015 - $64,362) and provision for doubtful accounts of $4,476 (March 31, 2015 - $4,120)	881,474	891,880
Investment in films and television programs, net	1,557,084	1,381,829
Property and equipment, net	30,094	26,651
Investments	474,290	438,298
Goodwill	323,328	323,328
Other assets	75,835	74,784
Deferred tax assets	50,196	50,114
Total assets	$3,565,226	$3,292,089
LIABILITIES
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan	400,000	375,000
Accounts payable and accrued liabilities	282,412	332,473
Participations and residuals	516,673	471,661
Film obligations and production loans	904,091	656,755
Convertible senior subordinated notes	98,979	114,126
Deferred revenue	250,524	274,787
Total liabilities	2,677,679	2,449,802
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 148,504,591 shares issued (March 31, 2015 - 145,532,978 shares)	884,182	830,786
Retained earnings (accumulated deficit)	(11,405)	13,720
Accumulated other comprehensive income (loss)	14,770	(2,219)
Total shareholders’ equity	887,547	842,287
Total liabilities and shareholders’ equity	$3,565,226	$3,292,089
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Revenues	$476,759	$552,876	$885,700	$1,002,259
Expenses:
Direct operating	292,810	306,391	523,120	545,264
Distribution and marketing	153,140	152,877	225,064	250,198
General and administration	67,577	61,489	128,289	125,568
Depreciation and amortization	2,520	1,631	4,350	2,977
Total expenses	516,047	522,388	880,823	924,007
Operating income (loss)	(39,288)	30,488	4,877	78,252
Other expenses (income):
Interest expense
Cash interest	10,357	9,537	20,728	18,979
Amortization of debt discount and deferred financing costs	2,273	3,534	4,527	7,064
Total interest expense	12,630	13,071	25,255	26,043
Interest and other income	(555)	(547)	(1,155)	(1,565)
Loss on extinguishment of debt	—	586	—	586
Total other expenses, net	12,075	13,110	24,100	25,064
Income (loss) before equity interests and income taxes	(51,363)	17,378	(19,223)	53,188
Equity interests income	7,149	8,245	18,537	26,455
Income (loss) before income taxes	(44,214)	25,623	(686)	79,643
Income tax provision (benefit)	(2,145)	4,842	699	15,601
Net income (loss)	$(42,069)	$20,781	$(1,385)	$64,042

Basic net income (loss) per common share	$(0.28)	$0.15	$(0.01)	$0.46
Diluted net income (loss) per common share	$(0.28)	$0.15	$(0.01)	$0.44

Weighted average number of common shares outstanding:
Basic	148,345	137,380	147,984	137,942
Diluted	148,345	146,667	147,984	151,788

Dividends declared per common share	$0.09	$0.07	$0.16	$0.12
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income (loss)	$(42,069)	$20,781	$(1,385)	$64,042
Foreign currency translation adjustments, net of tax	(1,497)	(3,275)	1,993	(1,793)
Net unrealized gain (loss) on available-for-sale securities, net of tax of ($4,517) and $1,794 in the three and six months ended September 30, 2015, respectively	(30,232)	—	12,002	—
Net unrealized gain on foreign exchange contracts, net of tax	2,987	1,227	2,994	416
Comprehensive income (loss)	$(70,811)	$18,733	$15,604	$62,665
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2015	145,532,978	$830,786	$13,720	$(2,219)	$842,287
Exercise of stock options	281,879	4,453	—	—	4,453
Share-based compensation, net of withholding tax obligations of $18,390	700,793	32,585	—	—	32,585
Conversion of April 2009 3.625% Notes	1,983,058	16,162	—	—	16,162
Issuance of common shares to directors for services	5,883	196	—	—	196
Dividends declared	—	—	(23,740)	—	(23,740)
Net loss	—	—	(1,385)	—	(1,385)
Foreign currency translation adjustments, net of tax	—	—	—	1,993	1,993
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	12,002	12,002
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	2,994	2,994
Balance at September 30, 2015	148,504,591	$884,182	$(11,405)	$14,770	$887,547

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands)
Operating Activities:
Net income (loss)	$(1,385)	$64,042
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,350	2,977
Amortization of films and television programs	361,290	359,092
Amortization of debt discount and deferred financing costs	4,527	7,064
Non-cash share-based compensation	33,983	33,549
Distribution from equity method investee	—	7,788
Loss on extinguishment of debt	—	586
Equity interests income	(18,537)	(26,455)
Deferred income taxes	(2,612)	9,316
Changes in operating assets and liabilities:
Restricted cash	—	1,390
Accounts receivable, net	12,007	83,594
Investment in films and television programs	(535,470)	(639,019)
Other assets	(1,828)	(896)
Accounts payable and accrued liabilities	(34,300)	(78,990)
Participations and residuals	44,938	22,570
Film obligations	(11,148)	(38,913)
Deferred revenue	(24,423)	(15,632)
Net Cash Flows Used In Operating Activities	(168,608)	(207,937)
Investing Activities:
Proceeds from the sale of equity method investees	—	14,575
Investment in equity method investees	(3,659)	(12,650)
Purchases of other investments	—	(2,000)
Purchases of property and equipment	(6,880)	(4,495)
Net Cash Flows Used In Investing Activities	(10,539)	(4,570)
Financing Activities:
Senior revolving credit facility - borrowings	48,000	367,500
Senior revolving credit facility - repayments	(48,000)	(325,619)
Term Loan - borrowings, net of deferred financing costs of $964	24,036	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Production loans - borrowings	370,945	385,706
Production loans - repayments	(112,474)	(65,435)
Repurchase of common shares	—	(126,404)
Dividends paid	(20,563)	(13,946)
Excess tax benefits on equity-based compensation awards	—	1,150
Exercise of stock options	4,453	1,663
Tax withholding required on equity awards	(18,983)	(12,136)
Net Cash Flows Provided By Financing Activities	247,409	212,463
Net Change In Cash And Cash Equivalents	68,262	(44)
Foreign Exchange Effects on Cash	(542)	621
Cash and Cash Equivalents - Beginning Of Period	102,697	25,692
Cash and Cash Equivalents - End Of Period	$170,417	$26,269
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$410,997	$507,628
Acquired libraries, net of accumulated amortization	6,358	9,357
Completed and not released	87,366	76,968
In progress	710,557	478,879
In development	27,014	21,054
Product inventory	24,183	23,023
	1,266,475	1,116,909
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	200,943	231,470
In progress	84,771	28,585
In development	4,895	4,865
	290,609	264,920
	$1,557,084	$1,381,829
The Company expects approximately 45% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2016. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2018.
During the three and six months ended September 30, 2015 and 2014, the Company performed fair value measurements related to certain films. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. During the three and six months ended September 30, 2015, the Company recorded $7.8 million and $8.5 million, respectively, of fair value film write-downs, as compared to $0.6 million and $3.4 million of fair value film write-downs recorded during the three and six months ended September 30, 2014.

3. Investments
The carrying amounts of investments, by category, at September 30, 2015 and March 31, 2015 were as follows:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Equity method investments	$256,398	$234,202
Available-for-sale securities	175,820	162,024
Cost method investments	42,072	42,072
	$474,290	$438,298

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at September 30, 2015 and March 31, 2015 were as follows:

	September 30, 2015
Equity Method Investee	Ownership Percentage	September 30, 2015	March 31, 2015
		(Amounts in thousands)
EPIX	31.2%	$140,917	$119,688
Pop	50.0%	93,147	91,683
Other Equity Method Investments(1)	Various	22,334	22,831
		$256,398	$234,202
Equity interests in equity method investments for the three and six months ended September 30, 2015 and 2014 were as follows (income (loss)):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Equity Method Investee	2015	2014	2015	2014
	(Amounts in thousands)
EPIX	$8,157	$7,724	$21,229	$16,232
Pop	1,032	(1,323)	665	(3,548)
Other Equity Method Investments(1)	(2,040)	1,844	(3,357)	13,771
	$7,149	$8,245	$18,537	$26,455
_________________________
(1)The Company records its share of the net income or loss of Other Equity Method Investments on a one quarter lag. Equity interest income from Other Equity Method Investments of $13.8 million for the six months ended September 30, 2014 includes a gain on sale of the Company's investment in FEARnet of $11.4 million.
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three and six months ended September 30, 2014, the Company received distributions from EPIX of $1.6 million and $7.8 million, respectively. No distributions were made during the three and six months ended September 30, 2015. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million.
EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2015 and March 31, 2015 for EPIX:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$247,025	$285,819
Non-current assets	$368,766	$277,888
Current liabilities	$84,960	$121,451
Non-current liabilities	$25,422	$6,753
The following table presents the summarized statement of operations for the three and six months ended September 30, 2015 and 2014 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues	$105,243	$95,851	$216,593	$187,300
Expenses:
Operating expenses	70,153	61,959	133,090	119,466
Selling, general and administrative expenses	6,345	5,886	12,135	11,640
Operating income	28,745	28,006	71,368	56,194
Interest and other expense	(892)	(338)	(1,401)	(731)
Net income	$27,853	$27,668	$69,967	$55,463
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$27,853	$27,668	$69,967	$55,463
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	8,676	8,619	21,795	17,277
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(2,906)	(3,204)	(5,701)	(5,071)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	2,387	2,309	5,135	4,026
Total equity interest income recorded	$8,157	$7,724	$21,229	$16,232
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the six months ended September 30, 2015, the Company made contributions to Pop of $0.8 million (no contributions were made during the three months ended September 30, 2015). During the three and six months ended September 30, 2014, the Company made contributions to Pop of $3.0 million and $10.5 million, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents summarized balance sheet data as of September 30, 2015 and March 31, 2015 for Pop:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$34,928	$32,815
Non-current assets	$184,607	$187,985
Current liabilities	$24,586	$26,048
Non-current liabilities	$4,394	$7,196
Redeemable preferred stock	$428,580	$399,247
The following table presents the summarized statement of operations for the three and six months ended September 30, 2015 and 2014 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues	$20,837	$19,738	$41,391	$38,566
Expenses:
Cost of services	7,926	9,803	17,291	18,293
Selling, marketing, and general and administration	8,708	10,122	18,600	22,593
Depreciation and amortization	1,945	1,941	3,889	3,938
Operating income (loss)	2,258	(2,128)	1,611	(6,258)
Other (income) expense	(1)	252	(1)	362
Interest expense, net	103	181	214	391
Accretion of redeemable preferred stock units(1)	14,095	11,968	27,733	22,900
Total interest expense, net	14,197	12,401	27,946	23,653
Net loss	$(11,939)	$(14,529)	$(26,335)	$(29,911)
Reconciliation of net loss reported by Pop to equity interest income (loss):
Net loss reported by Pop	$(11,939)	$(14,529)	$(26,335)	$(29,911)
Ownership interest in Pop	50%	50%	50%	50%
The Company's share of net loss	(5,970)	(7,265)	(13,168)	(14,956)
Accretion of dividend and interest income on redeemable preferred stock units(1)	7,048	5,984	13,867	11,450
Elimination of the Company's share of profits on licensing sales to Pop	(218)	(367)	(350)	(367)
Realization of the Company’s share of profits on licensing sales to Pop	172	325	316	325
Total equity interest income (loss) recorded	$1,032	$(1,323)	$665	$(3,548)
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
Atom Tickets. Atom Tickets is a theatrical movie discovery service. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. The Company owns an interest of approximately 19.7% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Tribeca Short List. Tribeca Short List is a subscription video-on-demand (SVOD) service. The Company made an initial investment of $2.1 million during the year ended March 31, 2015, and during the three and six months ended September 30, 2015, the Company made capital contributions to Tribeca Short List of $2.9 million. The Company holds a 75.0% economic interest, however, the power to direct the activities that most significantly impact the economic performance of Tribeca Short List is shared equally with Tribeca Enterprises. Accordingly, the Company's interest in Tribeca Short List is being accounted for under the equity method of accounting.

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized gain	16,904	3,108
Fair value	$175,820	$162,024

Starz. At September 30, 2015 and March 31, 2015, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange"). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company. The Starz shares acquired by the Company represent approximately 14.7% of the total voting power of the issued and outstanding Starz common stock as of September 30, 2015. However, under the Exchange Agreement, the Company granted an irrevocable proxy to Dr. Malone and the affiliates of Dr. Malone to vote the shares the Company acquired except with respect to proposals related to extraordinary transactions, including any proposals related to any sale or issuance of securities, or any business combination, merger, consolidation, liquidation, reorganization, recapitalization, sale or disposition of all or substantially all of Starz's assets or similar extraordinary transaction, whether or not involving the Company.

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

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. In February 2015, the Company invested $40.0 million in Telltale, which consisted of a cash investment in Telltale of $28.0 million in exchange for 2,628,072 of Telltale's Series D Convertible Preferred Stock, and 361,229 newly issued common shares of the Company with a fair value of approximately $12.0 million in exchange for approximately 1,126,316 existing common shares of Telltale, representing in the aggregate an approximately 14% economic interest in Telltale.
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest.

4. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$24,653	$28,060
Prepaid expenses and other	50,390	45,537
Finite-lived intangible assets	792	1,187
	$75,835	$74,784
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

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan Due 2022	400,000	375,000
Convertible senior subordinated notes, net of unamortized discount of $2,871 (March 31, 2015 - $3,891)	98,979	114,126
	$723,979	$714,126

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of corporate debt as of September 30, 2015:

	Conversion Price Per Share at September 30, 2015	Maturity Date	Year Ended March 31,
Debt Type			2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	N/A	August 2018	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.33	January 2017	—	41,850	—	—	—	—	41,850
April 2013 1.25% Notes	$29.52	April 2018	—	—	—	60,000	—	—	60,000
			$—	$41,850	$—	$285,000	$—	$400,000	726,850
Less aggregate unamortized discount									(2,871)
									$723,979

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, and at September 30, 2015 there was $800.0 million available (March 31, 2015 — $800.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at September 30, 2015 (March 31, 2015 — none).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2015, the Company was in compliance with all applicable covenants.
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

Maturity Date. August 1, 2018.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2015, the Company was in compliance with all applicable covenants.

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

Maturity Date. The Term Loan Due 2022 matures on March 17, 2022.

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of September 30, 2015, the Company was in compliance with all applicable covenants.

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at September 30, 2015 and March 31, 2015:

	Maturity Date	Conversion Price Per Share at September 30, 2015	September 30, 2015			March 31, 2015
Convertible Senior Subordinated Notes			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
April 2009 3.625% Notes	N/A	N/A	$—	$—	$—	$16,167	$—	$16,167
January 2012 4.00% Notes	January 11, 2017	$10.33	41,850	(2,871)	38,979	41,850	(3,891)	37,959
April 2013 1.25% Notes	April 15, 2018	$29.52	60,000	—	60,000	60,000	—	60,000
			$101,850	$(2,871)	$98,979	$118,017	$(3,891)	$114,126

April 2009 3.625% Notes: On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the outstanding principal amounts into common shares.

January 2012 4.00% Notes: In January 2012, Lions Gate Entertainment Inc. ("LGEI") issued approximately $45.0 million of January 2012 4.00% Notes, of which $10.1 million was allocated to the equity component. Interest is payable semi-annually on January 15 and July 15 of each year.

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

The January 2012 4.00% Notes provide that upon conversion, the Company has the option to deliver, in lieu of common shares, cash or a combination of cash and common shares of the Company. Accounting guidance requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are recorded by separately accounting for the liability and equity component (i.e., conversion feature), thereby reducing the principal amount with a debt discount that is amortized as interest expense over the expected life of the note using the effective interest method. The effective interest rate on the liability component of the January 2012 4.00% Notes is 9.56%.

The April 2013 1.25% Notes are convertible only into the Company's common shares and do not carry an option to be settled in cash upon conversion, and accordingly, have been recorded at their principal amount (not reduced by a debt discount for the equity component).

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the six months ended September 30, 2015 and 2014, which resulted in a loss on extinguishment of debt of $0.6 million in the six months ended September 30, 2014 (2015 - none):

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162	$11,251
Common shares issued upon conversion	1,983,058	1,370,395
Weighted average conversion price per share	$8.15	$8.21
October 2004 2.9375% Notes
Principal amount converted	$—	$99
Common shares issued upon conversion	—	8,634
Weighted average conversion price per share	$—	$11.46
Total
Principal amount converted	$16,162	$11,350
Common shares issued upon conversion	1,983,058	1,379,029
Weighted average conversion price per share	$8.15	$8.23
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three and six months ended September 30, 2015 and 2014 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$606	$956	$1,155	$1,929
Amortization of discount on liability component and debt issuance costs	529	1,642	1,046	3,261
	$1,135	$2,598	$2,201	$5,190

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Participations and Residuals
The Company expects approximately 69% of accrued participations and residuals will be paid during the one-year period ending September 30, 2016.

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, will contribute a minority share of 25% of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ending January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excludes among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $24.7 million at September 30, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

7. Film Obligations and Production Loans

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Film obligations	$44,676	$55,811
Production loans	859,415	600,944
Total film obligations and production loans	$904,091	$656,755

The following table sets forth future annual repayment of film obligations and production loans as of September 30, 2015:

	Six Months Ended
	March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Film obligations	$38,889	$2,964	$2,000	$1,000	$—	$—	$44,853
Production loans	230,641	628,774	—	—	—	—	859,415
	$269,530	$631,738	$2,000	$1,000	$—	$—	904,268
Less imputed interest on film obligations							(177)
							$904,091
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.

Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.33% to 3.58%.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2015 and March 31, 2015:

	September 30, 2015			March 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 3):
Starz Series A common stock	$79,087	$—	$79,087	$72,882	$—	$72,882
Starz Series B common stock	—	96,733	96,733	—	89,142	89,142

Forward exchange contracts (see Note 16)	—	11,895	11,895	—	8,335	8,335

Liabilities:
Forward exchange contracts (see Note 16)	—	(937)	(937)	—	(2,024)	(2,024)
	$79,087	$107,691	$186,778	$72,882	$95,453	$168,335

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2015 and March 31, 2015:

	September 30, 2015		March 31, 2015
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$93,147	$110,000	$91,683	$110,000

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
April 2009 3.625% Notes	$—	$—	$16,167	$16,167
January 2012 4.00% Notes	38,979	41,340	37,959	41,473
April 2013 1.25% Notes	60,000	53,487	60,000	53,241
Production loans	859,415	859,415	600,944	600,944
5.25% Senior Notes	225,000	231,188	225,000	233,438
Term Loan	400,000	400,500	375,000	375,938
	$1,583,394	$1,585,930	$1,315,070	$1,321,201

9. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2015 and 2014 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(42,069)	$20,781	$(1,385)	$64,042
Denominator:
Weighted average common shares outstanding	148,345	137,380	147,984	137,942
Basic net income (loss) per common share	$(0.28)	$0.15	$(0.01)	$0.46

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2015 and 2014 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss)	$(42,069)	$20,781	$(1,385)	$64,042
Add:
Interest on convertible notes, net of tax	—	691	—	3,292
Numerator for diluted net income (loss) per common share	$(42,069)	$21,472	$(1,385)	$67,334

Denominator:
Weighted average common shares outstanding	148,345	137,380	147,984	137,942
Effect of dilutive securities:
Conversion of notes	—	6,020	—	10,816
Share purchase options	—	2,818	—	2,592
Restricted share units	—	449	—	438
Adjusted weighted average common shares outstanding	148,345	146,667	147,984	151,788
Diluted net income (loss) per common share	$(0.28)	$0.15	$(0.01)	$0.44
For the three and six months ended September 30, 2015 and 2014, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	6,067	4,704	6,062	—
Share purchase options	3,113	5,327	3,529	5,217
Restricted share units	120	47	94	168
Contingently issuable shares	232	284	314	279
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	9,532	10,362	9,999	5,664

10. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at September 30, 2015 and March 31, 2015. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2015	March 31, 2015
	(Amounts in thousands)
Stock options outstanding, average exercise price $24.11 (March 31, 2015 - $22.22)	14,600	12,215
Restricted share units — unvested	1,533	1,662
Share purchase options and restricted share units available for future issuance	3,975	7,163
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.15 per share at March 31, 2015	—	1,984
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.33 per share (March 31, 2015 - $10.38)	4,051	4,032
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.52 per share (March 31, 2015 - $29.65)	2,033	2,024
Shares reserved for future issuance	26,192	29,080

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2015, and 2014:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Compensation Expense:
Stock Options	$10,289	$9,366	$19,523	$18,009
Restricted Share Units and Other Share-based Compensation	7,103	6,989	14,460	13,038
Share Appreciation Rights	—	967	288	2,696
	17,392	17,322	34,271	33,743
Impact of accelerated vesting on stock options and restricted share units(1)	—	—	—	1,194
Total share-based compensation expense	$17,392	$17,322	$34,271	$34,937

Tax impact(2)	(6,378)	(6,350)	(12,567)	(12,808)
Reduction in net income	$11,014	$10,972	$21,704	$22,129
___________________

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, equity-settled share appreciation rights, and restricted share unit activity during the six months ended September 30, 2015:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2015	13,214,696	$21.26	1,662,028	$28.10
Granted	2,671,884	$31.86	1,028,099	$32.49
Options exercised or RSUs vested	(394,879)	$13.92	(1,132,051)	$28.66
Forfeited or expired	(4,529)	$23.08	(25,397)	$30.40
Outstanding at September 30, 2015	15,487,172	$23.27	1,532,679	$30.59
During the six months ended September 30, 2014, 75,000 cash-settled share appreciation rights were exercised resulting in a cash payment of $1.7 million.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were $1.2 million for the six months ended September 30, 2014. There were no excess tax benefits realized for the six months ended September 30, 2015.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2015 are $60.3 million and $32.2 million, respectively, and are expected to be recognized over a weighted average period of 1.7 and 1.7 years, respectively.

(c) Dividends

On September 15, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on November 10, 2015, to shareholders of record as of September 30, 2015. As of September 30, 2015, the Company had $13.2 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

11. Income Taxes
The income tax provision for the three and six months ended September 30, 2015 and 2014 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the quarter, along with any items that relate discretely to the quarter.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Government Assistance
Tax credits earned for film and television production activity for the three and six months ended September 30, 2015 totaled $85.9 million and $103.6 million, respectively (three and six months ended September 30, 2014 - $12.1 million and $89.5 million, respectively) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at September 30, 2015 includes $285.0 million with respect to tax credits receivable (March 31, 2015 - $219.2 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

13. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2015: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Segment revenues
Motion Pictures	$353,929	$398,026	$629,317	$729,941
Television Production	122,830	154,850	256,383	272,318
	$476,759	$552,876	$885,700	$1,002,259
Direct operating expenses
Motion Pictures	$187,821	$176,662	$317,175	$323,887
Television Production	104,989	129,729	205,945	221,377
	$292,810	$306,391	$523,120	$545,264
Distribution and marketing
Motion Pictures	$144,853	$145,183	$207,329	$233,787
Television Production	8,287	7,694	17,735	16,411
	$153,140	$152,877	$225,064	$250,198
Gross segment contribution
Motion Pictures	$21,255	$76,181	$104,813	$172,267
Television Production	9,554	17,427	32,703	34,530
	$30,809	$93,608	$137,516	$206,797
Segment general and administration
Motion Pictures	$18,766	$18,228	$36,967	$35,590
Television Production	4,521	3,497	8,903	6,909
	$23,287	$21,725	$45,870	$42,499
Segment profit
Motion Pictures	$2,489	$57,953	$67,846	$136,677
Television Production	5,033	13,930	23,800	27,621
	$7,522	$71,883	$91,646	$164,298

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses.
Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Company’s total segment profit	$7,522	$71,883	$91,646	$164,298
Shared services and corporate expenses:
Share-based compensation expense	(17,392)	(17,322)	(34,271)	(33,743)
Restructuring and other items(1)	(4,623)	(1,354)	(4,623)	(6,242)
Other shared services and corporate expenses	(22,275)	(21,088)	(43,525)	(43,084)
Total shared services and corporate expenses	(44,290)	(39,764)	(82,419)	(83,069)
Depreciation and amortization	(2,520)	(1,631)	(4,350)	(2,977)
Operating income (loss)	(39,288)	30,488	4,877	78,252
Interest expense	(12,630)	(13,071)	(25,255)	(26,043)
Interest and other income	555	547	1,155	1,565
Loss on extinguishment of debt	—	(586)	—	(586)
Equity interests income	7,149	8,245	18,537	26,455
Income (loss) before income taxes	$(44,214)	$25,623	$(686)	$79,643
___________________

(1)
Restructuring and other items include restructuring and severance costs, certain unusual items, and certain transaction related costs, when applicable. Amounts in the three and six months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that the Company is no longer participating in, professional fees associated with certain strategic transactions, and $0.4 million of costs associated with the Company's direct to consumer subscription video-on-demand platforms. Amounts in the six months ended September 30, 2014 primarily represent severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels and costs related to the move of its international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 10).

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2015 and March 31, 2015:

	September 30, 2015			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$502,736	$378,738	$881,474	$538,515	$353,365	$891,880
Investment in films and television programs, net	1,266,475	290,609	1,557,084	1,116,909	264,920	1,381,829
Goodwill	294,367	28,961	323,328	294,367	28,961	323,328
	$2,063,578	$698,308	$2,761,886	$1,949,791	$647,246	$2,597,037
Other unallocated assets (primarily cash, other assets, and investments)			803,340			695,052
Total assets			$3,565,226			$3,292,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$129,185	$275,923	$364,422	$428,344
Television Production	90,424	99,245	171,048	210,675
	$219,609	$375,168	$535,470	$639,019

Purchases of property and equipment amounted to $3.6 million and $6.9 million for the three and six months ended September 30, 2015, respectively, and $3.1 million and $4.5 million for the three and six months ended September 30, 2014, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

14. Contingencies

Two purported Lions Gate stockholders have initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions are captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 2014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions allege, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. On October 28, 2014, the court consolidated the actions under the caption In re Lions Gate Entertainment Corp. Securities Litigation, Case No. 1:14-cv-05197-JGK, and appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on December 29, 2014 and a second consolidated amended complaint on March 30, 2015. On April 30, 2015, defendants moved to dismiss the action. The court held oral argument on November 5, 2015. The Company does not believe the action has any merit and intends to vigorously defend against it.

In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teacher Retirement System, demanding that the Company seek to recover damages, including the costs associated with the SEC investigation, and the fine paid, from the directors who were on the board (and certain officers) at the time the July 20, 2010 transactions occurred. On August 6, 2014, the board created a Special Committee of independent directors (composed of Mr. Frank Giustra and Mr. Gordon Crawford) to consider the demand. On October 1, 2014, the Arkansas Teacher Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate.  The Special Committee concluded that commencing an action in British Columbia against the proposed defendants (or any of them) as demanded by the Arkansas Teacher Retirement System would not be in the best interests of the Company, and the Company has taken steps to oppose the petition, including through filing materials in opposition in December 2014 and January 2015.  The Arkansas Teacher Retirement System has filed materials in reply.  The petition is scheduled to be heard on November 25-27, 2015.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Consolidating Financial Information — Convertible Senior Subordinated Notes

The January 2012 4.00% Notes and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the January 2012 4.00% Notes and the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of September 30, 2015 and March 31, 2015, and for the six months ended September 30, 2015 and 2014 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	September 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$34,460	$93,669	$42,288	$—	$170,417
Restricted cash	—	2,508	—	—	2,508
Accounts receivable, net	661	7,462	873,351	—	881,474
Investment in films and television programs, net	—	6,407	1,550,677	—	1,557,084
Property and equipment, net	—	28,474	1,620	—	30,094
Investments	40,072	7,468	426,750	—	474,290
Goodwill	10,172	—	313,156	—	323,328
Other assets	7,799	60,883	12,814	(5,661)	75,835
Deferred tax assets	1,720	40,713	7,763	—	50,196
Subsidiary investments and advances	1,439,399	1,402,068	2,729,366	(5,570,833)	—
	$1,534,283	$1,649,652	$5,957,785	$(5,576,494)	$3,565,226
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	400,000	—	—	—	400,000
Accounts payable and accrued liabilities	21,736	69,311	191,365	—	282,412
Participations and residuals	—	3,663	513,010	—	516,673
Film obligations and production loans	—	—	904,091	—	904,091
Convertible senior subordinated notes	—	98,979	—	—	98,979
Deferred revenue	—	5,995	244,529	—	250,524
Intercompany payable	—	1,708,625	2,523,811	(4,232,436)	—
Shareholders’ equity (deficiency)	887,547	(236,921)	1,580,979	(1,344,058)	887,547
	$1,534,283	$1,649,652	$5,957,785	$(5,576,494)	$3,565,226

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$14,215	$872,182	$(697)	$885,700
EXPENSES:
Direct operating	597	(163)	522,686	—	523,120
Distribution and marketing	—	3,530	221,534	—	225,064
General and administration	3,042	78,875	47,197	(825)	128,289
Depreciation and amortization	—	3,747	603	—	4,350
Total expenses	3,639	85,989	792,020	(825)	880,823
OPERATING INCOME (LOSS)	(3,639)	(71,774)	80,162	128	4,877
Other expenses (income):
Interest expense	18,294	107,134	83,947	(184,120)	25,255
Interest and other income	(101,066)	(316)	(83,639)	183,866	(1,155)
Total other expenses (income)	(82,772)	106,818	308	(254)	24,100
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	79,133	(178,592)	79,854	382	(19,223)
Equity interests income (loss)	(80,554)	96,699	20,298	(17,906)	18,537
INCOME (LOSS) BEFORE INCOME TAXES	(1,421)	(81,893)	100,152	(17,524)	(686)
Income tax provision (benefit)	(36)	(1,339)	2,516	(442)	699
NET INCOME (LOSS)	(1,385)	(80,554)	97,636	(17,082)	(1,385)
Foreign currency translation adjustments, net of tax	16,989	15,139	(2,162)	(27,973)	1,993
Net unrealized gain on available-for-sale securities, net of tax of $1,794	—	—	12,002	—	12,002
Net unrealized gain on foreign exchange contracts, net of tax	—	—	2,994	—	2,994
COMPREHENSIVE INCOME (LOSS)	$15,604	$(65,415)	$110,470	$(45,055)	$15,604

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$42,018	$53,149	$(263,775)	$—	$(168,608)
INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(3,659)	—	(3,659)
Purchases of property and equipment	—	(6,765)	(115)	—	(6,880)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(6,765)	(3,774)	—	(10,539)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	48,000	—	—	—	48,000
Senior revolving credit facility - repayments	(48,000)	—	—	—	(48,000)
Term Loan - borrowings, net of deferred financing costs of $964	24,036	—	—	—	24,036
Convertible senior subordinated notes - repurchases	—	(5)	—	—	(5)
Production loans - borrowings	—	—	370,945	—	370,945
Production loans - repayments	—	—	(112,474)	—	(112,474)
Dividends paid	(20,563)	—	—	—	(20,563)
Excess tax benefits on equity-based compensation awards	—	—	—	—	—
Exercise of stock options	4,453	—	—	—	4,453
Tax withholding required on equity awards	(18,983)	—	—	—	(18,983)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,057)	(5)	258,471	—	247,409
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,961	46,379	(9,078)	—	68,262
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(542)	—	(542)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,499	47,290	51,908	—	102,697
CASH AND CASH EQUIVALENTS — END OF PERIOD	$34,460	$93,669	$42,288	$—	$170,417

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$16,829	$985,668	$(238)	$1,002,259
EXPENSES:
Direct operating	2	1,118	544,095	49	545,264
Distribution and marketing	—	1,119	249,079	—	250,198
General and administration	1,254	78,365	46,212	(263)	125,568
Depreciation and amortization	—	1,651	1,326	—	2,977
Total expenses	1,256	82,253	840,712	(214)	924,007
OPERATING INCOME (LOSS)	(1,256)	(65,424)	144,956	(24)	78,252
Other expenses (income):
Interest expense	15,265	90,079	64,496	(143,797)	26,043
Interest and other income	(81,936)	(86)	(63,106)	143,563	(1,565)
Loss on extinguishment of debt	—	586	—	—	586
Total other expenses (income)	(66,671)	90,579	1,390	(234)	25,064
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	65,415	(156,003)	143,566	210	53,188
Equity interests income (loss)	(790)	155,021	26,346	(154,122)	26,455
INCOME (LOSS) BEFORE INCOME TAXES	64,625	(982)	169,912	(153,912)	79,643
Income tax provision (benefit)	583	(192)	32,349	(17,139)	15,601
NET INCOME (LOSS)	64,042	(790)	137,563	(136,773)	64,042
Foreign currency translation adjustments, net of tax	(1,377)	(2,491)	241	1,834	(1,793)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	416	—	416
COMPREHENSIVE INCOME (LOSS)	$62,665	$(3,281)	$138,220	$(134,939)	$62,665

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$101,782	$18,602	$(328,321)	$—	$(207,937)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14,575	—	14,575
Investment in equity method investees	—	(2,150)	(10,500)	—	(12,650)
Purchases of other investments	—	(2,000)	—	—	(2,000)
Purchases of property and equipment	—	(3,871)	(624)	—	(4,495)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(8,021)	3,451	—	(4,570)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	367,500	—	—	—	367,500
Senior revolving credit facility - repayments	(325,619)	—	—	—	(325,619)
Convertible senior subordinated notes - repurchases	—	(16)	—	—	(16)
Production loans - borrowings	—	—	385,706	—	385,706
Production loans - repayments	—	—	(65,435)	—	(65,435)
Repurchase of common shares	(126,404)	—	—	—	(126,404)
Dividends paid	(13,946)	—	—	—	(13,946)
Excess tax benefits on equity-based compensation awards	—	1,150	—	—	1,150
Exercise of stock options	1,663	—	—	—	1,663
Tax withholding required on equity awards	(12,136)	—	—	—	(12,136)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(108,942)	1,134	320,271	—	212,463
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,160)	11,715	(4,599)	—	(44)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	621	—	621
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8,128	5,999	11,565	—	25,692
CASH AND CASH EQUIVALENTS — END OF PERIOD	$968	$17,714	$7,587	$—	$26,269

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of September 30, 2015, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 14 months from September 30, 2015):

September 30, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£2.0	in exchange for	$3.4	£0.58
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€1.5	in exchange for	$1.7	€0.93
Canadian Dollar	C$59.8	in exchange for	$45.6	C$1.31
Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2015 were gains, net of tax, of $3.0 million and $3.0 million, respectively (2014 - gains, net of tax, of $1.2 million and $0.4 million, respectively), and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2015 were nil and $0.1 million, respectively (three and six months ended September 30, 2014 - $0.4 million) and are included in direct operating expenses in the consolidated statements of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of September 30, 2015, $11.9 million was included in other assets and $0.9 million in accounts payable and accrued liabilities (March 31, 2015 - $8.3 million in other assets and $2.0 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and six months ended September 30, 2015, the Company did not have any significant amounts reclassified out of accumulated other comprehensive income. As of September 30, 2015, based on the current release schedule, the Company estimates approximately $7.2 million of gains associated with cash flow hedges in accumulated other comprehensive income (loss) to be reclassified into earnings during the one-year period ending September 30, 2016.

17. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the six months ended September 30, 2015 and 2014 is presented below.

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 10)	$13,200	$9,590
Conversions of convertible senior subordinated notes (see Note 5)	$16,162	$11,350

There were no non-cash investing activities for the six months ended September 30, 2015 and 2014.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2015 and 2014.
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
Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses. Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors, etc. Residuals represent amounts payable to various unions or “guilds” such as the SAG - AFTRA, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.3 million and $2.2 million on our total revenue in the three and six months ended September 30, 2015 (2014 - $1.6 million and $2.7 million, respectively).
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. In previous years, we had historically provided a full valuation allowance against our net deferred tax assets because of our historical operating losses. Due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the year ended March 31, 2014, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in our Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed during the year ended March 31, 2014. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$354.0		$398.0		$(44.0)	(11.1)%
Television Production	122.8		154.9		(32.1)	(20.7)%
	$476.8		$552.9		$(76.1)	(13.8)%
Direct operating expenses
Motion Pictures	$187.8	53.1%	$176.7	44.4%	$11.1	6.3%
Television Production	105.0	85.5	129.7	83.7	(24.7)	(19.0)%
	$292.8	61.4%	$306.4	55.4%	$(13.6)	(4.4)%
Distribution and marketing
Motion Pictures	$144.8	40.9%	$145.2	36.5%	$(0.4)	(0.3)%
Television Production	8.3	6.8	7.7	5.0	0.6	7.8%
	$153.1	32.1%	$152.9	27.7%	$0.2	0.1%
Gross segment contribution
Motion Pictures	$21.3	6.0%	$76.2	19.1%	$(54.9)	(72.0)%
Television Production	9.6	7.8	17.4	11.2	(7.8)	(44.8)%
	$30.9	6.5%	$93.6	16.9%	$(62.7)	(67.0)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$147.0	$153.9	$(6.9)	(4.5)%
Television Production	6.5	10.5	(4.0)	(38.1)%
	$153.5	$164.4	$(10.9)	(6.6)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$26.3	$44.9	$(18.6)	(41.4)%
Home Entertainment	147.0	153.9	(6.9)	(4.5)%
Television	59.9	69.4	(9.5)	(13.7)%
International(1)	107.8	112.9	(5.1)	(4.5)%
Other	13.0	16.9	(3.9)	(23.1)%
	$354.0	$398.0	$(44.0)	(11.1)%
_________________________________

(1)
The three months ended September 30, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $37.3 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the three months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
Sicario*	September 2015*	The Expendables 3	August 2014
Shaun the Sheep Movie	August 2015	Step Up All In	August 2014
American Ultra	August 2015	Managed Brands(1):
		A Most Wanted Man	August 2014
Other Feature Film(2):		Other Feature Film(2):
Un Gallo Con Muchos Huevos	September 2015	Cantinflas	August 2014
_________________________________
* Initially a limited release through September 30, 2015.

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Theatrical revenue of $26.3 million decreased $18.6 million, or 41.4%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily driven by the performance of our theatrical slate titles released in the current quarter as compared to the prior year's quarter, and the limited release of Sicario through September 30, 2015, which was expanded to a wide release subsequent to September 30, 2015. The decrease was also, to a lesser extent, due to revenue in the three months ended September 30, 2014 from A Most Wanted Man from our Managed Brands product category, with no comparable release in the three months ended September 30, 2015. These decreases were slightly offset by increased revenue in the three months ended September 30, 2015 from Other Feature Film, driven by the titles listed in the table above.

Motion Pictures — Home Entertainment Revenue

The following table sets forth the titles released on home entertainment from our theatrical slates in the three months ended September 30, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's quarter, respectively:

Three Months Ended September 30,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
Age of Adaline	September 2015	Draft Day	September 2014
Child 44	August 2015	The Quiet Ones	August 2014
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	August 2015	Divergent	August 2014
The DUFF	June 2015	The Single Mom's Club	July 2014
Fiscal 2014 Theatrical Slate:		I, Frankenstein	May 2014
Divergent	August 2014	The Legend of Hercules	April 2014
Managed Brands:		Managed Brands:
Love & Mercy	September 2015	God's Not Dead	August 2014
Ex Machina	July 2015	Under The Skin	July 2014
Maggie	July 2015
The following table sets forth the components of home entertainment revenue by product category for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2016 Theatrical Slate	$10.2	$1.3	$11.5	$—	$—	$—	$11.5
Fiscal 2015 Theatrical Slate	33.9	24.3	58.2	11.6	1.9	13.5	44.7
Fiscal 2014 Theatrical Slate	5.3	1.8	7.1	51.6	24.6	76.2	(69.1)
Prior Theatrical Slates	7.1	6.2	13.3	7.2	4.8	12.0	1.3
Total Theatrical Slates	56.5	33.6	90.1	70.4	31.3	101.7	(11.6)
Managed Brands	37.7	15.9	53.6	31.7	14.6	46.3	7.3
Other Feature Film	2.1	1.2	3.3	3.3	2.6	5.9	(2.6)
	$96.3	$50.7	$147.0	$105.4	$48.5	$153.9	$(6.9)
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.
Home entertainment revenue of $147.0 million decreased $6.9 million, or 4.5%, in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease was primarily driven by our theatrical slates, due to the number and performance of the titles released on packaged media from our smaller Fiscal 2015 Theatrical Slate in the three months ended September 30, 2015 (as listed in the table above), compared to the titles released on packaged media from our Fiscal 2014 Theatrical Slate in the prior year's quarter (as listed in the table above), and in particular the lower revenue generated from The Divergent Series: Insurgent in the current quarter as compared to the revenue generated from Divergent in the prior year's quarter. Additionally, Other Feature Film decreased $2.6 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. These decreases were offset in part by an increase in Managed Brands revenue of $7.3 million, driven by the titles listed in the table above.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	Escape Plan
Fiscal 2014 Theatrical Slate:	I, Frankenstein
Now You See Me	The Hunger Games: Catching Fire
The Legend of Hercules
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 2	The Twilight Saga: Breaking Dawn - Part 1
Managed Brands:
Kevin Hart: Let Me Explain

The following table sets forth the components of television revenue by product category for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2015 Theatrical Slate	$14.7	$—	$14.7	n/m
Fiscal 2014 Theatrical Slate	5.4	33.9	(28.5)	(84.1)%
Prior Theatrical Slates	28.4	30.2	(1.8)	(6.0)%
Total Theatrical Slates	48.5	64.1	(15.6)	(24.3)%
Managed Brands	11.0	4.7	6.3	134.0%
Other Feature Film	0.4	0.6	(0.2)	(33.3)%
	$59.9	$69.4	$(9.5)	(13.7)%
___________________
n/m - Percentage not meaningful.
Television revenue decreased in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due primarily to the fewer number of titles with television windows opening in the period from our smaller Fiscal 2015 Theatrical Slate as compared to our Fiscal 2014 Theatrical Slate. This decrease was offset partially by higher revenue from titles with television windows opening in the period from our Managed Brands product category (as listed in the table above).
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30,
2015	2014
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Child 44	Step Up All In
Sicario
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	Divergent
The Hunger Games: Mockingjay - Part 1	The Hunger Games: Catching Fire
UK Third Party Product:	Prior Theatrical Slates:
A Little Chaos	The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of international revenue by product category for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2016 Theatrical Slate	$22.5	$—	$22.5	n/m
Fiscal 2015 Theatrical Slate	47.3	14.3	33.0	230.8%
Fiscal 2014 Theatrical Slate	1.3	51.5	(50.2)	(97.5)%
Prior Theatrical Slates	10.8	21.3	(10.5)	(49.3)%
Total Theatrical Slates	81.9	87.1	(5.2)	(6.0)%
UK Third Party Product(2)	18.6	17.1	1.5	8.8%
Managed Brands	4.7	5.1	(0.4)	(7.8)%
Other Feature Film	2.6	3.6	(1.0)	(27.8)%
	$107.8	$112.9	$(5.1)	(4.5)%
___________________
n/m - Percentage not meaningful.

(1)
Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification. Specifically, Lionsgate UK revenues in the three months ended September 30, 2014 of $37.3 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to lower revenue from our Prior Theatrical Slates category. This decrease was offset partially by a higher contribution from our Fiscal 2016 Theatrical Slate driven by Child 44 in the three months ended September 30, 2015, as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in the three months ended September 30, 2014.
Motion Pictures — Other Revenue

Other revenue included in motion pictures revenue decreased in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a licensing arrangement made in the prior year's quarter.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television Production
Domestic Television	$87.9	$109.6	$(21.7)	(19.8)%
International	26.4	33.7	(7.3)	(21.7)%
Home Entertainment
Digital	5.3	8.2	(2.9)	(35.4)%
Packaged Media	1.2	2.3	(1.1)	(47.8)%
Total Home Entertainment	6.5	10.5	(4.0)	(38.1)%
Other	2.0	1.1	0.9	81.8%
	$122.8	$154.9	$(32.1)	(20.7)%

Television Production - Domestic Television
Domestic television revenue decreased in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a decrease in television episodes delivered during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Television episodes delivered for original exhibition during the three months ended September 30, 2015 and 2014 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		September 30, 2015				September 30, 2014
		Episodes	Hours			Episodes	Hours
Casual	1/2hr	9	4.5	Anger Management	1/2hr	9	4.5
Manhattan - Season 2	1hr	5	5.0	Houdini	1hr	4	4.0
Monica the Medium	1hr	10	10.0	Mad Men - Season 7	1hr	2	2.0
Nashville - Season 4	1hr	2	2.0	Manhattan - Season 1	1hr	10	10.0
Orange Is The New Black - Season 4	1hr	4	4.0	Nashville - Season 3	1hr	3	3.0
Other(1)	1/2hr & 1hr	14	7.5	Orange Is The New Black - Season 3	1hr	3	3.0
				Other(1)	1/2hr	24	12.0
		44	33.0			55	38.5
______________________

(1)
Other in the three months ended September 30, 2015 includes episodes delivered for DeSean Jackson: Home Team (Season 1), Flea Market Flip (Season 6), and Guilt. Other in the three months ended September 30, 2014 includes episodes delivered for Flea Market Flip (Season 4), Partners, and Way Out West.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended September 30, 2015 from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game, and Anger Management, and in the three months ended September 30, 2014, from Are We There Yet, House of Payne, Family Feud (Season 7), Meet The Browns, and The Wendy Williams Show (Season 5).

Television Production - International Revenue
International revenue in the three months ended September 30, 2015 decreased as compared to the three months ended September 30, 2014, primarily driven by lower revenue from Anger Management and Nashville, partially offset by an increase in revenue from Orange Is the New Black (Season 4).

Television Production - Home Entertainment Revenue
The decrease in home entertainment revenue is primarily due to a decrease in digital media revenue, largely driven by revenues from Manhattan (Season 1) in the three months ended September 30, 2014, as well as a slight decrease in packaged media revenue in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$129.3	$71.5	$200.8	$113.8	$86.5	$200.3
Participation and residual expense	55.1	32.3	87.4	59.0	42.7	101.7
Other expenses	3.4	1.2	4.6	3.9	0.5	4.4
	$187.8	$105.0	$292.8	$176.7	$129.7	$306.4
Direct operating expenses as a percentage of segment revenues	53.1%	85.5%	61.4%	44.4%	83.7%	55.4%
Direct operating expenses of the Motion Pictures segment of $187.8 million for the three months ended September 30, 2015 were 53.1% of motion pictures revenue, compared to $176.7 million, or 44.4% of motion pictures revenue for the three months ended September 30, 2014. The increase in direct operating expenses of $11.1 million is primarily due to higher amortization expense in the current quarter related to our theatrical slates, partially offset by lower motion pictures revenue in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by our theatrical slates, and in particular, the higher amortization rates of our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the three months ended September 30, 2015, as compared to our Fiscal 2014 Slate in the three months ended September 30, 2014, which included The Hunger Games: Catching Fire and Divergent. Included in amortization expense are investment in film write-downs of approximately $7.8 million in the three months ended September 30, 2015, compared to approximately $0.6 million in the three months ended September 30, 2014. Other direct operating expenses in the three months ended September 30, 2015 and 2014 consisted primarily of foreign exchange losses.
Direct operating expenses of the Television Production segment of $105.0 million for the three months ended September 30, 2015 were 85.5% of television revenue, compared to $129.7 million, or 83.7%, of television revenue for the three months ended September 30, 2014. The decrease in direct operating expenses of $24.7 million is primarily due to a decrease in television production revenue in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the change of the mix of titles generating revenue, compared to the three months ended September 30, 2014, including higher revenue from Manhattan and Anger Management relative to total revenue in the prior year's quarter. In addition, the increase reflects a greater number of new television programs in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$88.9	$—	$88.9	$74.9	$—	$74.9
Home Entertainment	36.0	1.6	37.6	43.9	1.6	45.5
International(1)	15.4	2.6	18.0	24.7	3.2	27.9
Television and Other	4.5	4.1	8.6	1.7	2.9	4.6
	$144.8	$8.3	$153.1	$145.2	$7.7	$152.9
___________________

(1)	The three months ended September 30, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended September 30, 2015 of $88.9 million increased $14.0 million, compared to $74.9 million in the three months ended September 30, 2014. The increase was primarily driven by higher P&A spending in the three months ended September 30, 2015 on our theatrical slates, as a result of a greater number of releases requiring P&A in the current quarter, including Sicario (a limited release through September 30, 2015 which was expanded to a wide release subsequent to September 30, 2015). This increase was offset partially by lower P&A spending on platform theatrical releases from our Managed Brands category, which included A Most Wanted Man in the prior year's quarter. In the three months ended September 30, 2015, approximately $18.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Last Witch Hunter, The Hunger Games: Mockingjay - Part 2, Love the Coopers, and Freeheld. In the three months ended September 30, 2014, approximately $13.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Addicted, John Wick, The Hunger Games: Mockingjay Part 1, and The Divergent Series: Insurgent.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended September 30, 2015 of $37.6 million decreased $7.9 million, or 17.4%, compared to $45.5 million in the three months ended September 30, 2014, primarily due to lower motion pictures and television production home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 24.5% in the three months ended September 30, 2015, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 27.7% in the three months ended September 30, 2014. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media distribution and marketing costs relative to home entertainment revenue, and to a lesser extent, slightly higher digital media revenue relative to home entertainment revenue, as digital media generally carries lower distribution and marketing costs, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
International distribution and marketing expenses in the Motion Pictures segment in the three months ended September 30, 2015 of $15.4 million decreased from $24.7 million in the three months ended September 30, 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$21.3	6.0%	$76.2	19.1%	$(54.9)	(72.0)%
Television Production	9.6	7.8	17.4	11.2	(7.8)	(44.8)%
	$30.9	6.5%	$93.6	16.9%	$(62.7)	(67.0)%
Gross segment contribution of the Motion Pictures segment for the three months ended September 30, 2015 of $21.3 million decreased $54.9 million, or 72.0%, as compared to the three months ended September 30, 2014. The decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is primarily due to lower motion pictures revenue, and higher direct operating expenses and distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for the three months ended September 30, 2015 of $9.6 million decreased $7.8 million, as compared to $17.4 million for the three months ended September 30, 2014. The decrease in gross segment contribution and gross contribution margin of the Television Production segment is due to a decrease in television production revenue, higher direct operating expenses as a percentage of television production revenue, and slightly higher distribution and marketing expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$18.8	$18.2	$0.6	3.3%
Television Production	4.5	3.5	1.0	28.6%
Shared services and corporate expenses, excluding items below	22.3	21.1	1.2	5.7%
General and administrative expenses before items below:	45.6	42.8	2.8	6.5%
Share-based compensation expense	17.4	17.3	0.1	0.6%
Restructuring and other items	4.6	1.4	3.2	228.6%
Total general and administrative expenses	$67.6	$61.5	$6.1	9.9%
Total general and administrative expenses as a percentage of revenue	14.2%	11.1%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, as a percentage of revenue	9.6%	7.7%

Total General and Administrative Expenses
General and administrative expenses increased by $6.1 million, or 9.9%, as reflected in the table above and further discussed below.
General and administrative expenses of the Motion Pictures segment increased $0.6 million, or 3.3% primarily due to increases in salaries and related expenses.
General and administrative expenses of the Television Production segment increased $1.0 million, or 28.6% primarily due to increases in salaries and related expenses associated with the reorganization of our international sales operations.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items increased $1.2 million, or 5.7%, primarily due to increases in professional fees and other shared services and corporate expenses including rent and facilities costs, partially offset by a decrease in incentive compensation.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$10.3	$9.3	$1.0	10.8%
Restricted share units and other share-based compensation	7.1	7.0	0.1	1.4%
Share appreciation rights	—	1.0	(1.0)	(100.0)%
	$17.4	$17.3	$0.1	0.6%

Restructuring and Other Items. Restructuring and other items include restructuring and severance costs, certain unusual items, and certain transaction related costs, when applicable. Amounts in the three months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that we are no longer participating in, professional fees associated with certain strategic transactions, and $0.4 million of costs associated with our direct to consumer subscription video-on-demand platforms. Amounts in the three months ended September 30, 2014 primarily consist of costs related to the move of our international sales and distribution organization to the United Kingdom.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $2.5 million in the three months ended September 30, 2015, compared to $1.6 million in the three months ended September 30, 2014.
Interest expense of $12.6 million for the three months ended September 30, 2015 decreased $0.5 million, or 3.8%, from $13.1 million in the three months ended September 30, 2014. The following table sets forth the components of interest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$0.9	$1.8
Convertible senior subordinated notes	0.6	1.0
5.25% Senior Notes	3.0	3.0
Term Loans	5.1	2.9
Other	0.7	0.9
	10.3	9.6
Non-Cash Based:
Amortization of discount and deferred financing costs	2.3	3.5
	$12.6	$13.1
Interest and other income was $0.6 million in the three months ended September 30, 2015, compared to $0.5 million in the three months ended September 30, 2014.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2015 and 2014:

	September 30, 2015	Three Months Ended
		September 30,
	Ownership Percentage	2015	2014
		(Amounts in millions)
EPIX(1)	31.2%	$8.2	$7.7
Pop(1)	50.0%	1.0	(1.3)
Other Equity Method Investments	Various	(2.1)	1.8
		$7.1	$8.2
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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.6 million for the three months ended September 30, 2014, with no comparable loss in the three months ended September 30, 2015.

Income Tax Provision (Benefit)
We had an income tax benefit of $2.1 million, or 4.9%, of loss before income taxes (i.e., effective rate) in the three months ended September 30, 2015, compared to an expense of $4.8 million, or 18.9%, of income before income taxes in the three months ended September 30, 2014. The decrease in our effective tax rate in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflects the decline in pre-tax income in certain jurisdictions and the implementation of business and financing strategies in and among our operations in the various tax jurisdictions in which we operate.
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

Net Income (Loss)
Net loss for the three months ended September 30, 2015 was $42.1 million, or basic and diluted net loss per common share of $0.28 on 148.3 million weighted average common shares outstanding. This compares to net income for the three months ended September 30, 2014 of $20.8 million, or basic net income per common share of $0.15 on 137.4 million weighted average common shares outstanding and diluted net income per common share of $0.15 on 146.7 million weighted average common shares outstanding.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$629.3		$729.9		$(100.6)	(13.8)%
Television Production	256.4		272.3		(15.9)	(5.8)%
	$885.7		$1,002.2		$(116.5)	(11.6)%
Direct operating expenses
Motion Pictures	$317.2	50.4%	$323.9	44.4%	$(6.7)	(2.1)%
Television Production	205.9	80.3	221.4	81.3	(15.5)	(7.0)%
	$523.1	59.1%	$545.3	54.4%	$(22.2)	(4.1)%
Distribution and marketing
Motion Pictures	$207.4	33.0%	$233.8	32.0%	$(26.4)	(11.3)%
Television Production	17.7	6.9	16.4	6.0	1.3	7.9%
	$225.1	25.4%	$250.2	25.0%	$(25.1)	(10.0)%
Gross segment contribution
Motion Pictures	$104.8	16.7%	$172.3	23.6%	$(67.5)	(39.2)%
Television Production	32.7	12.8	34.5	12.7	(1.8)	(5.2)%
	$137.5	15.5%	$206.8	20.6%	$(69.3)	(33.5)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$262.4	$287.1	$(24.7)	(8.6)%
Television Production	20.5	18.2	2.3	12.6%
	$282.9	$305.3	$(22.4)	(7.3)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six months ended September 30, 2015 and 2014.

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$49.4	$87.6	$(38.2)	(43.6)%
Home Entertainment	262.4	287.1	(24.7)	(8.6)%
Television	108.3	128.2	(19.9)	(15.5)%
International(1)	192.6	203.6	(11.0)	(5.4)%
Other	16.6	23.4	(6.8)	(29.1)%
	$629.3	$729.9	$(100.6)	(13.8)%
_________________________________

(1)
The six months ended September 30, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $67.3 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the six months ended September 30, 2015 and 2014, respectively:

Six Months Ended September 30,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
Sicario*	September 2015*	The Expendables 3	August 2014
Shaun the Sheep Movie	August 2015	Step Up All In	August 2014
American Ultra	August 2015	The Quiet Ones	April 2014
The Age of Adaline	April 2015	Draft Day	April 2014
Child 44**	April 2015**
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
Managed Brands(1):		Managed Brands(1):
Love & Mercy	June 2015	A Most Wanted Man	August 2014
Other Feature Film(2):		Other Feature Film(2):
Un Gallo Con Muchos Huevos	September 2015	Cantinflas	August 2014
 ___________________
* Initially a limited release through September 30, 2015.
** Limited release.

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Theatrical revenue of $49.4 million decreased $38.2 million, or 43.6%, in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, primarily due to the performance of our theatrical slate titles, and a slight decrease in revenue from the titles released from our Managed Brands product category (as listed in the table above). In particular, the decrease in theatrical revenue from our theatrical slates was primarily due to the initial limited release of Sicario through September 30, 2015, which was expanded subsequent to September 30, 2015, the limited release of Child 44, lower box office generated from The Divergent Series: Insurgent as compared to Divergent in the prior year's period, and while The Age of Adaline had a strong performance at the box office, under the terms of our distribution arrangement, we record only our distribution fee as theatrical revenue.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment from our theatrical slates in the six months ended September 30, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's period, respectively:

Six Months Ended September 30,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
Age of Adaline	September 2015	Draft Day	September 2014
Child 44	August 2015	The Quiet Ones	August 2014
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	August 2015	Divergent	August 2014
The DUFF	June 2015	The Single Mom's Club	July 2014
Mortdecai	May 2015	I, Frankenstein	May 2014
The Hunger Games: Mockingjay - Part 1	March 2015	The Legend of Hercules	April 2014
John Wick	February 2015	The Hunger Games: Catching Fire	March 2014
		Ender's Game	February 2014
		Escape Plan	February 2014
Managed Brands:		Managed Brands:
Ex Machina	July 2015	Joe	June 2014
Maggie	July 2015	All Is Lost	February 2014
Last Knights	June 2015
The following table sets forth the components of home entertainment revenue by product category for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015			2014			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2016 Theatrical Slate	$10.2	$1.3	$11.5	$—	$—	$—	$11.5
Fiscal 2015 Theatrical Slate	48.8	52.8	101.6	11.6	1.9	13.5	88.1
Fiscal 2014 Theatrical Slate	7.1	4.3	11.4	71.7	65.1	136.8	(125.4)
Prior Theatrical Slates	12.9	12.2	25.1	17.8	10.3	28.1	(3.0)
Total Theatrical Slates	79.0	70.6	149.6	101.1	77.3	178.4	(28.8)
Managed Brands	70.2	35.9	106.1	68.8	31.3	100.1	6.0
Other Feature Film	4.5	2.2	6.7	4.5	4.1	8.6	(1.9)
	$153.7	$108.7	$262.4	$174.4	$112.7	$287.1	$(24.7)
  ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

Home entertainment revenue of $262.4 million decreased $24.7 million, or 8.6%, in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. The decrease was primarily driven by our theatrical slates, due to lower revenue generated by the titles released on packaged media from our smaller Fiscal 2015 Theatrical Slate in the six months ended September 30, 2015 (as listed in the table above), compared to the revenue from the titles released on packaged media from our Fiscal 2014 Theatrical Slate in the six months ended September 30, 2014 (as listed in the table above). Additionally, Other Feature Film decreased $1.9 million in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. These decreases were offset in part by an increase in Managed Brands revenue of $6.0 million, driven by the titles listed in the table above.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six months ended September 30, 2015 and 2014:

Six Months Ended September 30,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
John Wick	Ender's Game
The Expendables 3	Escape Plan
The Hunger Games: Mockingjay - Part 1	Red 2
Fiscal 2014 Theatrical Slate:	The Hunger Games: Catching Fire
Now You See Me	The Legend of Hercules
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 2	The Twilight Saga: Breaking Dawn - Part 1
Managed Brands:
Kevin Hart: Let Me Explain

The following table sets forth the components of television revenue by product category for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2015 Theatrical Slate	$38.4	$—	$38.4	n/m
Fiscal 2014 Theatrical Slate	5.4	66.8	(61.4)	(91.9)%
Prior Theatrical Slates	45.4	47.2	(1.8)	(3.8)%
Total Theatrical Slates	89.2	114.0	(24.8)	(21.8)%
Managed Brands	17.1	13.0	4.1	31.5%
Other Feature Film	2.0	1.2	0.8	66.7%
	$108.3	$128.2	$(19.9)	(15.5)%
___________________
n/m- Percentage not meaningful
Television revenue decreased in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, due primarily to the fewer number of titles with television windows opening in the period from our smaller Fiscal 2015 Theatrical Slate as compared to our Fiscal 2014 Theatrical Slate, and the lower revenue generated from those titles. This decrease was offset partially by higher revenue from titles with television windows opening in the period from our Managed Brands product category (as listed in the table above).
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six months ended September 30, 2015 and 2014:

Six Months Ended September 30,
2015	2014
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Child 44	Step Up All In
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Mortdecai	Divergent
The Divergent Series: Insurgent	The Hunger Games: Catching Fire
The Hunger Games: Mockingjay - Part 1
UK Third Party Product:	Prior Theatrical Slates:
A Little Chaos	The Hunger Games
The Twilight Saga: Breaking Dawn - Part 1
The Twilight Saga: Breaking Dawn - Part 2

The following table sets forth the components of international revenue by product category for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2016 Theatrical Slate	$35.4	$—	$35.4	n/m
Fiscal 2015 Theatrical Slate	82.9	15.1	67.8	449.0%
Fiscal 2014 Theatrical Slate	4.5	86.9	(82.4)	(94.8)%
Prior Theatrical Slates	21.0	49.5	(28.5)	(57.6)%
Total Theatrical Slates	143.8	151.5	(7.7)	(5.1)%
UK Third Party Product(2)	33.1	28.6	4.5	15.7%
Managed Brands	8.7	11.7	(3.0)	(25.6)%
Other Feature Film	7.0	11.8	(4.8)	(40.7)%
	$192.6	$203.6	$(11.0)	(5.4)%
___________________
n/m - Percentage not meaningful.

(1)
Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification. Specifically, Lionsgate UK revenues in the six months ended September 30, 2014 of $67.3 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, primarily due to lower revenue from our Prior Theatrical Slates category, which included significant contributions from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 1 and The Twilight Saga: Breaking Dawn - Part 2 in the prior year's period. These decreases were offset partially by a higher contribution from our Fiscal 2016 Theatrical Slate driven by Child 44 in the six months ended September 30, 2015, as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in the six months ended September 30, 2014.
Motion Pictures — Other Revenue

Other revenue included in motion pictures revenue decreased in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, primarily due to a licensing arrangement made in the prior year's period.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$146.9	$182.4	$(35.5)	(19.5)%
International	85.8	68.1	17.7	26.0%
Home Entertainment Revenue
Digital	15.6	12.6	3.0	23.8%
Packaged Media	4.9	5.6	(0.7)	(12.5)%
Total Home Entertainment Revenue	20.5	18.2	2.3	12.6%
Other	3.2	3.6	(0.4)	(11.1)%
	$256.4	$272.3	$(15.9)	(5.8)%

Television Production - Domestic Television
Domestic television revenue decreased in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, primarily due to a decrease in television episodes delivered in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Television episodes delivered for original exhibition during the six months ended September 30, 2015 and 2014 included the episode deliveries as shown in the table below:

		Six Months Ended				Six Months Ended
		September 30, 2015				September 30, 2014
		Episodes	Hours			Episodes	Hours
Casual	1/2hr	10	5.0	Anger Management	1/2hr	20	10.0
Manhattan - Season 2	1hr	5	5.0	Houdini	1hr	4	4.0
Monica the Medium	1hr	10	10.0	Mad Men - Season 7	1hr	6	6.0
Nashville - Season 3	1hr	5	5.0	Manhattan - Season 1	1hr	11	11.0
Nashville - Season 4	1hr	2	2.0	Nashville - Season 2	1hr	3	3.0
Orange Is The New Black - Season 3	1hr	1	1.0	Nashville - Season 3	1hr	3	3.0
Orange Is The New Black - Season 4	1hr	4	4.0	Orange Is The New Black - Season 3	1hr	3	3.0
Other(1)	1/2hr & 1hr	25	16.0	Rosemary's Baby	1hr	4	4.0
				Other(1)	1/2hr & 1hr	32	16.0
		62	48.0			86	60.0
___________________

(1)
Other in the six months ended September 30, 2015 includes episodes delivered for Cuckoo, Deadbeat (Season 2), Deion's Family Playbook, DeSean Jackson: Home Team (Season 1), Flea Market Flip (Season 6), and Guilt. Other in the six months ended September 30, 2014 includes episodes delivered for Deal With It (Season 2), Flea Market Flip (Season 4), Partners, and Way Out West.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the six months ended September 30, 2015 from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game, and Anger Management, and in the six months ended September 30, 2014, from Family Feud (Season 7), The Wendy Williams Show (Season 5), Are We There Yet, House of Payne, and Meet The Browns.

Television Production - International Revenue
International revenue in the six months ended September 30, 2015 increased as compared to the six months ended September 30, 2014, primarily driven by a significant contribution of revenue from Orange Is The New Black (Seasons 1, 2, 3 & 4) in the six months ended September 30, 2015, partially offset by decreases in revenues from Anger Management, Mad Men, and to a lesser extent, Nashville.

Television Production - Home Entertainment Revenue
The increase in home entertainment revenue is primarily due to an increase in digital media revenue, largely driven by revenues from Blue Mountain State (Seasons 1,2 & 3), Ascension, and Mad Men (Season 7), offset partially by a slight decrease in packaged media revenue in the six months ended September 30, 2015 as compared to the six months ended September 30, 2014.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2015 and 2014:

	Six Months Ended			Six Months Ended
	September 30, 2015			September 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$221.0	$140.3	$361.3	$207.1	$152.0	$359.1
Participation and residual expense	96.0	63.6	159.6	115.2	69.4	184.6
Other expenses	0.2	2.0	2.2	1.6	—	1.6
	$317.2	$205.9	$523.1	$323.9	$221.4	$545.3
Direct operating expenses as a percentage of segment revenues	50.4%	80.3%	59.1%	44.4%	81.3%	54.4%

Direct operating expenses of the Motion Pictures segment of $317.2 million for the six months ended September 30, 2015 were 50.4% of motion pictures revenue, compared to $323.9 million, or 44.4% of motion pictures revenue for the six months ended September 30, 2014. The decrease in direct operating expenses of $6.7 million is primarily due to a decrease in motion pictures revenue in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, offset partially by higher amortization expense for the current period related to our theatrical slates. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by our theatrical slates, and in particular, the higher amortization rates of our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the six months ended September 30, 2015, as compared to our Fiscal 2014 Theatrical Slate in the six months ended September 30, 2014, which included The Hunger Games: Catching Fire and Divergent. Included in amortization expense is investment in film write-downs of approximately $8.5 million in the six months ended September 30, 2015, compared to approximately $3.4 million in the six months ended September 30, 2014. Other direct operating expenses in the six months ended September 30, 2015 and 2014 consisted primarily of foreign exchange losses.
Direct operating expenses of the Television Production segment of $205.9 million for the six months ended September 30, 2015 were 80.3% of television revenue, compared to $221.4 million, or 81.3%, of television revenue for the six months ended September 30, 2014. The decrease in direct operating expenses of $15.5 million is primarily due to a decrease in television production revenue in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Direct operating expenses as a percentage of television production revenue decreased slightly in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014, due to the change of the mix of titles generating revenue.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2015 and 2014:

	Six Months Ended			Six Months Ended
	September 30, 2015			September 30, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$111.7	$—	$111.7	$112.9	$—	$112.9
Home Entertainment	60.7	3.3	64.0	74.5	3.2	77.7
International(1)	27.5	7.5	35.0	43.0	6.1	49.1
Television and Other	7.5	6.9	14.4	3.4	7.1	10.5
	$207.4	$17.7	$225.1	$233.8	$16.4	$250.2
___________________

(1)	The six months ended September 30, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the six months ended September 30, 2015 of $111.7 million decreased $1.2 million, compared to $112.9 million in the six months ended September 30, 2014. The slight decrease was primarily driven by lower P&A spending in the six months ended September 30, 2015 on our theatrical slates in the current period compared to the prior year's period and, to a lesser extent, lower P&A spending on platform theatrical releases from our Managed Brands category, offset partially by an increase in P&A incurred in advance for films to be released in subsequent quarters. In the six months ended September 30, 2015, approximately $24.8 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hunger Games: Mockingjay - Part 2, The Last Witch Hunter, Love The Coopers, and Freeheld. In the six months ended September 30, 2014, approximately $17.1 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Addicted, John Wick, The Hunger Games: Mockingjay Part 1, and The Divergent Series: Insurgent.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2015 of $64.0 million decreased $13.7 million, or 17.6%, compared to $77.7 million in the six months ended September 30, 2014. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 22.6% in the six months ended September 30, 2015, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 25.5% in the six months ended September 30, 2014. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media distribution and marketing costs relative to home entertainment revenue in the six months ended September 30, 2015 as compared to the six months ended September 30, 2014.
International distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2015 of $27.5 million decreased from $43.0 million in the six months ended September 30, 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,				Increase (Decrease)
	2015	% of Segment Revenues	2014	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$104.8	16.7%	$172.3	23.6%	$(67.5)	(39.2)%
Television Production	32.7	12.8	34.5	12.7	(1.8)	(5.2)%
	$137.5	15.5%	$206.8	20.6%	$(69.3)	(33.5)%
Gross segment contribution of the Motion Pictures segment for the six months ended September 30, 2015 of $104.8 million decreased $67.5 million, or 39.2%, as compared to the six months ended September 30, 2014. The decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is due to lower motion pictures revenue, higher direct operating expenses as a percentage of motion pictures revenue, and slightly higher distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for the six months ended September 30, 2015 of $32.7 million decreased $1.8 million, or 5.2%, as compared to the six months ended September 30, 2014. The slight decrease in gross segment contribution and gross contribution margin of the Television Production segment is due to a decrease in television production revenue and slightly higher distribution and marketing expenses as a percentage of television production revenue, offset partially by slightly lower direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$37.0	$35.6	$1.4	3.9%
Television Production	8.9	6.9	2.0	29.0%
Shared services and corporate expenses, excluding items below	43.5	43.2	0.3	0.7%
General and administrative expenses before items below:	89.4	85.7	3.7	4.3%
Share-based compensation expense	34.3	33.7	0.6	1.8%
Restructuring and other items	4.6	6.2	(1.6)	(25.8)%
Total general and administrative expenses	$128.3	$125.6	$2.7	2.1%
Total general and administrative expenses as a percentage of revenue	14.5%	12.5%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, as a percentage of revenue	10.1%	8.6%

Total General and Administrative Expenses
General and administrative expenses were comparable to the six months ended September 30, 2014 as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $1.4 million, or 3.9%, primarily due to increases in salaries and related expenses.

General and administrative expenses of the Television Production segment increased $2.0 million, or 29.0%, primarily due to increases in salaries and related expenses associated with the reorganization of our international sales operations.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items increased $0.3 million, or 0.7%, primarily due to increases in professional fees and other shared services and corporate expenses including rent and facilities costs, partially offset by a decrease in incentive compensation.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$19.5	$18.0	$1.5	8.3%
Restricted share units and other share-based compensation	14.5	13.0	1.5	11.5%
Share appreciation rights	0.3	2.7	(2.4)	(88.9)%
	$34.3	$33.7	$0.6	1.8%

Restructuring and Other Items. Restructuring and other items include restructuring and severance costs, certain unusual items, and certain transaction related costs, when applicable. Amounts in the six months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that we are no longer participating in, professional fees associated with certain strategic transactions, and $0.4 million of costs associated with our direct to consumer subscription video-on-demand platforms. Amounts in the six months ended September 30, 2014 primarily consist of severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels and costs related to the move of our international sales and distribution organization to the United Kingdom. Approximately $1.2 million of the costs were non-cash charges resulting from the acceleration of vesting of stock awards.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $4.4 million for the six months ended September 30, 2015 increased $1.4 million from $3.0 million in the six months ended September 30, 2014.
Interest expense of $25.3 million in the six months ended September 30, 2015 decreased $0.7 million from the six months ended September 30, 2014. The following table sets forth the components of interest expense for the six months ended September 30, 2015 and 2014:

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.8	$3.2
Convertible senior subordinated notes	1.2	1.9
5.25% Senior Notes	5.9	5.9
Term Loans	10.0	5.7
Other	1.9	2.2
	20.8	18.9
Non-Cash Based:
Amortization of discount and deferred financing costs	4.5	7.1
	$25.3	$26.0
Interest and other income was $1.2 million in the six months ended September 30, 2015, compared to $1.6 million in the six months ended September 30, 2014.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2015 and 2014:

	September 30, 2015	Six Months Ended
		September 30,
	Ownership Percentage	2015	2014
		(Amounts in millions)
EPIX(1)	31.2%	$21.2	$16.2
Pop(1)	50.0%	0.7	(3.5)
Other Equity Method Investments(2)	Various	(3.4)	13.8
		$18.5	$26.5
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

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on sale of $11.4 million in the six months ended September 30, 2015 included in our Other Equity Method Investments income shown above. See Note 3 to our unaudited condensed consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.6 million for the six months ended September 30, 2014, with no comparable loss for the six months ended September 30, 2015.

Income Tax Provision

We had an income tax expense of $0.7 million, or (101.9)%, of loss before income taxes (i.e., effective rate) in the six months ended September 30, 2015, compared to an expense of $15.6 million, or 19.6%, of income before income taxes in the six months ended September 30, 2014. Our effective tax rate excluding certain unusual and discrete items for the six months ended September 30, 2015 was 2.5%, compared to 18.7% for the six months ended September 30, 2014. The decrease in our effective tax rate in the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 reflects the decline in pre-tax income in certain jurisdictions and the implementation of business and financing strategies in and among our operations in the various tax jurisdictions in which we operate.

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

Net Income (Loss)
Net loss for the six months ended September 30, 2015 was $1.4 million, or basic and diluted net loss per common share of $0.01 on 148.0 million weighted average common shares outstanding. This compares to net income for the six months ended September 30, 2014 of $64.0 million, or basic net income per common share of $0.46 on 137.9 million weighted average common shares outstanding and diluted net income per common share of $0.44 on 151.8 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at September 30, 2015 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.
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
Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million. Since the December 17, 2013 increase in share repurchase authorization, through September 30, 2015, we have repurchased a total of 5.3 million common shares for an aggregate price of $144.8 million (weighted average repurchase price of $27.11 per share). As a result of these repurchases, the Company has $89.9 million of remaining capacity in its $300 million share repurchase plan as of September 30, 2015.

Dividends. On September 15, 2015, our Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on November 10, 2015, to shareholders of record as of September 30, 2015. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $68.3 million for the six months ended September 30, 2015 and did not change significantly for the six months ended September 30, 2014, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the six months ended September 30, 2015 and 2014 were as follows:

	Six Months Ended
	September 30,
	2015	2014	Net Change
	(Amounts in thousands)
Operating income	$4,877	$78,252	$(73,375)
Amortization of films and television programs	361,290	359,092	2,198
Non-cash share-based compensation	33,983	33,549	434
Cash interest	(20,728)	(18,979)	(1,749)
Current income tax provision	(3,311)	(6,285)	2,974
Other non-cash charges included in operating activities	5,505	12,330	(6,825)
Cash flows from operations before changes in operating assets and liabilities	381,616	457,959	(76,343)

Changes in operating assets and liabilities:
Accounts receivable, net	12,007	83,594	(71,587)
Investment in films and television programs	(535,470)	(639,019)	103,549
Other changes in operating assets and liabilities	(26,761)	(110,471)	83,710
Changes in operating assets and liabilities	(550,224)	(665,896)	115,672
Net Cash Flows Used In Operating Activities	$(168,608)	$(207,937)	$39,329
Cash flows used in operating activities for the six months ended September 30, 2015 were $168.6 million compared to $207.9 million for the six months ended September 30, 2014. The decrease in cash used in operating activities for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 is primarily due to decreases in investment in films and television programs production activity, lower decreases from changes in other operating assets and liabilities primarily driven by increases in participations and residuals, lower decreases in accounts payable and accrued liabilities and film obligations, partially offset by lower increases in accounts receivable and lower operating income as compared to the six months ended September 30, 2014.
Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2015 and 2014 were as follows:

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands)
Proceeds from the sale of equity method investees	$—	$14,575
Investment in equity method investees	(3,659)	(12,650)
Purchases of property and equipment	(6,880)	(4,495)
Other investing activities	—	(2,000)
Net Cash Flows Used In Investing Activities	$(10,539)	$(4,570)

Cash used in investing activities of $10.5 million for the six months ended September 30, 2015 compared to $4.6 million for the six months ended September 30, 2014, as reflected above. The change was primarily due to proceeds from the sale of equity method investees in the six months ended September 30, 2014, due to the sale of our interest in FEARnet, with no comparable proceeds in the six months ended September 30, 2015. This was partially offset by investments in equity method investees which decreased in the current period as compared to the prior year's period, primarily related to investments in Pop ($0.8 million in the current period compared to $10.5 million in the prior year's period) (see Note 3 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by financing activities for the six months ended September 30, 2015 and 2014 were as follows:

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$48,000	$367,500
Senior revolving credit facility - repayments	(48,000)	(325,619)
Net proceeds from senior revolving credit facility	—	41,881

Term Loan - borrowings, net of deferred financing costs of $964	24,036	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Net proceeds from corporate debt	24,031	41,865

Production loans - borrowings	370,945	385,706
Production loans - repayments	(112,474)	(65,435)
Net proceeds from production loans	258,471	320,271

Repurchase of common shares	—	(126,404)
Other financing activities	(35,093)	(23,269)
Net Cash Flows Provided By Financing Activities	$247,409	$212,463
Cash flows provided by financing activities of $247.4 million for the six months ended September 30, 2015 increased from $212.5 million for the six months ended September 30, 2014. Cash flows provided by financing activities for the six months ended September 30, 2015 primarily reflects production loan borrowings in order to fund productions and production loan repayments, and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $20.6 million and tax withholding of $19.0 million required on equity awards offset by the proceeds from the exercise of stock options.
Cash flows provided by financing activities for the six months ended September 30, 2014 primarily reflects net borrowings under production loans of $320.3 million, and net proceeds from our senior revolving credit facility of $41.9 million, offset by cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards.

Corporate Debt

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of September 30, 2015 and March 31, 2015 were as follows:

	Maturity Date	Conversion Price Per Share as of September 30, 2015	Principal Amounts Outstanding
			September 30,	March 31,
			2015	2015
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$—	$—
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	400,000	375,000
Principal amounts of convertible senior subordinated notes
April 2009 3.625% Notes	N/A	N/A	—	16,167
January 2012 4.00% Notes	January 2017	$10.33	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.52	60,000	60,000
			$726,850	$718,017
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit, if any. At September 30, 2015, there was $800.0 million available (March 31, 2015 — $800.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of September 30, 2015, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of certain restrictions and covenants, and as of September 30, 2015, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of certain restrictions and covenants, and as of September 30, 2015, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Convertible Senior Subordinated Notes Conversions. During the six months ended September 30, 2015 and 2014, there were various conversions of our convertible senior subordinated notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 5 to our unaudited condensed consolidated financial statements for detailed information by debt instrument):

	Six Months Ended
	September 30,
	2015	2014
	(Amounts in thousands, except share amounts)
Principal amount converted	$16,162	$11,350
Common shares issued upon conversion	1,983,058	1,379,029
Weighted average conversion price per share	$8.15	$8.23

Production Loans
The amounts outstanding under our production loans as of September 30, 2015, and March 31, 2015 were as follows:

	September 30,	March 31,
	2015	2015
	(Amounts in thousands)

Production loans(1)	$859,415	$600,944
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.33% to 3.58%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2015:

	Six Months Ended March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of September 30, 2015 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	269,530	631,738	2,000	1,000	—	—	904,268
Principal amounts of convertible senior subordinated notes	—	41,850	—	60,000	—	—	101,850
	269,530	673,588	2,000	286,000	—	400,000	1,631,118
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	183,084	114,642	58,757	—	—	—	356,483
Interest payments(3)	23,025	34,237	32,563	26,281	20,000	42,444	178,550
Operating lease commitments	6,491	12,743	12,516	12,861	13,203	48,241	106,055
Other contractual obligations	42,415	44,754	21,689	6,763	796	—	116,417
	255,015	206,376	125,525	45,905	33,999	90,685	757,505
Total future commitments under contractual obligations	$524,545	$879,964	$127,525	$331,905	$33,999	$490,685	$2,388,623
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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $24.7 million at September 30, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2015 and March 31, 2015 was $1.2 billion and $1.1 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2015, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 14 months from September 30, 2015):

September 30, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£2.0	in exchange for	$3.4	£0.58
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€1.5	in exchange for	$1.7	€0.93
Canadian Dollar	C$59.8	in exchange for	$45.6	C$1.31
Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2015 were gains, net of tax, of $3.0 million and $3.0 million, respectively (2014 - gains, net of tax, of $1.2 million and $0.4 million, respectively), and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2015 were nil and $0.1 million, respectively (three and six months ended September 30, 2014 - $0.4 million) and are included in direct operating expenses in the consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of September 30, 2015, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.33% to 3.58% and applicable margins ranging from 2.5% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $2.1 million in additional costs capitalized to the respective film or television asset.

At September 30, 2015, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $724.0 million, and an estimated fair value of $726.5 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $33.5 million and $33.7 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2015:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	September 30, 2015
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Production loans(2)	230,641	628,774	—	—	—	—	859,415	859,415
Average Interest Rate	3.36%	3.34%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	—	225,000	—	—	225,000	231,188
Average Interest Rate	—	—	—	5.25%	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	400,500
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	—	41,850	—	—	—	—	41,850	41,340
Average Interest Rate	—	4.00%	—	—	—	—
April 2013 1.25% Notes	—	—	—	60,000	—	—	60,000	53,487
Average Interest Rate	—	—	—	1.25%	—	—
	$230,641	$670,624	$—	$285,000	$—	$400,000	$1,586,265	$1,585,930
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.33% to 3.58%.

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
As of September 30, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2015.
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

As of September 30, 2015, our corporate debt was $726.9 million (carrying value - $724.0 million). In addition, our production loan obligations were $859.4 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At September 30, 2015, we have no borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of November 2, 2015, four of our shareholders, Mark H. Rachesky, M.D., JANA Partners LLC, Capital Research Global Investors and Capital World Investors, and their respective affiliates, beneficially owned approximately 27.1%, 6.7%, 5.9% and 5.8%, respectively, of our outstanding common shares.

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

As of November 2, 2015, four of our shareholders beneficially owned an aggregate of 67,639,026 of our common shares, or approximately 45.6% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 27.1% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these four shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of November 2, 2015, approximately 45.6% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed a resale registration statement to enable certain shareholders who received our common shares in connection with our acquisition of Summit Entertainment in January 2012 and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 29, 2015, the Company issued 3,486 of the Company’s common shares to the estate of Morley Koffman, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Mr. Koffman was a former director of the Company.

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

During the period from the authorization date through September 30, 2015, 5,342,218 common shares have been repurchased at a cost of approximately $144.8 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$89,931,883
August 1, 2015 - August 31, 2015	—	$—	—	$89,931,883
September 1, 2015 - September 30, 2015	—	$—	—	$89,931,883
Total	—	$—	—	$89,931,883

Additionally, during the three months ended September 30, 2015, 77,281 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 9, 2015		Title:	Duly Authorized Officer and Chief Financial Officer