Form 10-Q
period 2015-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2016-02-04
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2016
Common Shares, no par value per share	149,990,683 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$88,292	$102,697
Restricted cash	2,650	2,508
Accounts receivable, net of reserves for returns and allowances of $52,613 (March 31, 2015 - $64,362) and provision for doubtful accounts of $5,245 (March 31, 2015 - $4,120)	943,998	891,880
Investment in films and television programs, net	1,561,968	1,381,829
Property and equipment, net	41,914	26,651
Investments	475,109	438,298
Goodwill	534,143	323,328
Other assets	84,822	74,784
Deferred tax assets	105,503	50,114
Total assets	$3,838,399	$3,292,089
LIABILITIES
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan	400,000	375,000
Accounts payable and accrued liabilities	327,828	332,473
Participations and residuals	549,985	471,661
Film obligations and production loans	895,558	656,755
Convertible senior subordinated notes	99,508	114,126
Deferred revenue	295,971	274,787
Total liabilities	2,793,850	2,449,802
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	89,175	—
SHAREHOLDERS' EQUITY
Common shares, no par value, 500,000,000 shares authorized, 150,252,445 shares issued (March 31, 2015 - 145,532,978 shares)	951,360	830,786
Retained earnings	7,673	13,720
Accumulated other comprehensive loss	(3,659)	(2,219)
Total shareholders' equity	955,374	842,287
Total liabilities and shareholders' equity	$3,838,399	$3,292,089
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Revenues	$670,522	$751,299	$1,556,222	$1,753,558
Expenses:
Direct operating	404,068	400,576	927,188	945,840
Distribution and marketing	203,121	171,439	428,185	421,637
General and administration	70,083	61,407	198,372	186,975
Depreciation and amortization	2,970	1,708	7,320	4,685
Total expenses	680,242	635,130	1,561,065	1,559,137
Operating income (loss)	(9,720)	116,169	(4,843)	194,421
Other expenses (income):
Interest expense
Cash interest	11,833	10,567	32,561	29,546
Amortization of debt discount and deferred financing costs	2,336	2,984	6,863	10,048
Total interest expense	14,169	13,551	39,424	39,594
Interest and other income	(521)	(623)	(1,676)	(2,188)
Loss on extinguishment of debt	—	690	—	1,276
Total other expenses, net	13,648	13,618	37,748	38,682
Income (loss) before equity interests and income taxes	(23,368)	102,551	(42,591)	155,739
Equity interests income	10,826	10,898	29,363	37,353
Income (loss) before income taxes	(12,542)	113,449	(13,228)	193,092
Income tax provision (benefit)	(45,140)	15,264	(44,441)	30,865
Net income	32,598	98,185	31,213	162,227
Less: Net loss attributable to noncontrolling interest	8,119	—	8,119	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$40,717	$98,185	$39,332	$162,227

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.27	$0.70	$0.26	$1.17
Diluted net income per common share	$0.26	$0.65	$0.26	$1.10

Weighted average number of common shares outstanding:
Basic	149,480	139,963	148,484	138,618
Diluted	159,412	151,713	154,412	151,716

Dividends declared per common share	$0.09	$0.07	$0.25	$0.19
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income	$32,598	$98,185	$31,213	$162,227
Foreign currency translation adjustments, net of tax	(1,407)	(2,373)	586	(4,166)
Net unrealized loss on available-for-sale securities, net of tax of $2,351 and $557 in the three and nine months ended December 31, 2015, respectively	(15,730)	—	(3,728)	—
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(1,292)	277	1,702	693
Comprehensive income	14,169	96,089	29,773	158,754
Less: Comprehensive loss attributable to noncontrolling interest	8,119	—	8,119	—
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$22,288	$96,089	$37,892	$158,754
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2015	145,532,978	$830,786	$13,720	$(2,219)	$842,287
Exercise of stock options	397,183	6,007	—	—	6,007
Share-based compensation, net of withholding tax obligations of $22,278	811,031	41,939	—	—	41,939
Conversion of April 2009 3.625% Notes	1,983,058	16,162	—	—	16,162
Issuance of common shares to directors for services	10,744	377	—	—	377
Issuance of common shares related to Pilgrim Studios acquisition	1,517,451	56,089	—	—	56,089
Dividends declared	—	—	(37,260)	—	(37,260)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	39,332	—	39,332
Foreign currency translation adjustments, net of tax	—	—	—	586	586
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(3,728)	(3,728)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	1,702	1,702
Noncontrolling interest adjustments to redemption value	—	—	(8,119)	—	(8,119)
Balance at December 31, 2015	150,252,445	$951,360	$7,673	$(3,659)	$955,374

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands)
Operating Activities:
Net income	$31,213	$162,227
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,320	4,685
Amortization of films and television programs	655,288	639,472
Amortization of debt discount and deferred financing costs	6,863	10,048
Non-cash share-based compensation	47,399	48,691
Other non-cash items	681	—
Distribution from equity method investee	—	7,788
Loss on extinguishment of debt	—	1,276
Equity interests income	(29,363)	(37,353)
Deferred income taxes	(54,733)	11,243
Changes in operating assets and liabilities:
Restricted cash	(142)	1,417
Accounts receivable, net	(36,663)	(94,803)
Investment in films and television programs	(771,255)	(815,469)
Other assets	(2,254)	(1,416)
Accounts payable and accrued liabilities	(8,018)	(52,700)
Participations and residuals	77,428	(6,070)
Film obligations	(30,176)	(33,953)
Deferred revenue	(4,139)	(8,124)
Net Cash Flows Used In Operating Activities	(110,551)	(163,041)
Investing Activities:
Proceeds from the sale of equity method investees	—	14,575
Investment in equity method investees	(3,954)	(14,750)
Purchase of Pilgrim Studios, net of cash acquired of $15,816 (see Note 9)	(126,892)	—
Purchases of other investments	(750)	(2,000)
Purchases of property and equipment	(13,680)	(11,293)
Net Cash Flows Used In Investing Activities	(145,276)	(13,468)
Financing Activities:
Senior revolving credit facility - borrowings	238,000	681,500
Senior revolving credit facility - repayments	(238,000)	(618,619)
Term Loan - borrowings, net of deferred financing costs of $964	24,036	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Production loans - borrowings	509,569	533,781
Production loans - repayments	(240,565)	(261,868)
Repurchase of common shares	—	(129,859)
Dividends paid	(33,927)	(23,536)
Excess tax benefits on equity-based compensation awards	—	6,767
Exercise of stock options	6,007	4,404
Tax withholding required on equity awards	(22,871)	(14,939)
Net Cash Flows Provided By Financing Activities	242,244	177,615
Net Change In Cash And Cash Equivalents	(13,583)	1,106
Foreign Exchange Effects on Cash	(822)	2,088
Cash and Cash Equivalents - Beginning Of Period	102,697	25,692
Cash and Cash Equivalents - End Of Period	$88,292	$28,886
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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company's fiscal year beginning April 1, 2016, with early adoption permitted, and is required to be implemented on a prospective basis. The Company adopted the new guidance effective October 1, 2015 and it did not have an impact on the Company's consolidated financial statements.

2. Investment in Films and Television Programs

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$526,903	$507,628
Acquired libraries, net of accumulated amortization	5,134	9,357
Completed and not released	21,835	76,968
In progress	583,493	478,879
In development	33,644	21,054
Product inventory	19,210	23,023
	1,190,219	1,116,909
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	208,322	231,470
In progress	158,270	28,585
In development	5,157	4,865
	371,749	264,920
	$1,561,968	$1,381,829
The Company expects approximately 49% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending December 31, 2016. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending December 31, 2018.
During the three and nine months ended December 31, 2015 and 2014, the Company performed fair value measurements related to certain films. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and nine months ended December 31, 2015, the Company recorded $3.1 million and $11.6 million, respectively, of fair value film write-downs, as compared to $13.5 million and $16.9 million of fair value film write-downs recorded during the three and nine months ended December 31, 2014.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments
The carrying amounts of investments, by category, at December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Equity method investments	$274,548	$234,202
Available-for-sale securities	157,739	162,024
Cost method investments	42,822	42,072
	$475,109	$438,298

Equity Method Investments:
The carrying amounts of equity method investments at December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015
Equity Method Investee	Ownership Percentage	December 31, 2015	March 31, 2015
		(Amounts in thousands)
EPIX	31.2%	$153,745	$119,688
Pop	50.0%	93,085	91,683
Other(1)	Various	27,718	22,831
		$274,548	$234,202
Equity interests in equity method investments for the three and nine months ended December 31, 2015 and 2014 were as follows (income (loss)):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Equity Method Investee	2015	2014	2015	2014
	(Amounts in thousands)
EPIX	$12,826	$11,214	$34,055	$27,446
Pop	(63)	(1,115)	602	(4,663)
Other(1)	(1,937)	799	(5,294)	14,570
	$10,826	$10,898	$29,363	$37,353
_________________________
(1)The Company records its share of the net income or loss of other equity method investments on a one quarter lag. Equity interest income from other equity method investments for the nine months ended December 31, 2014 includes a gain on sale of the Company's investment in FEARnet of $11.4 million.
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the three and nine months ended December 31, 2014, the Company received distributions from EPIX of nil and $7.8 million, respectively. No distributions were made during the three and nine months ended December 31, 2015. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million.
EPIX Financial Information:
The following table presents summarized balance sheet data as of December 31, 2015 and March 31, 2015 for EPIX:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$304,263	$285,819
Non-current assets	$353,169	$277,888
Current liabilities	$95,000	$121,451
Non-current liabilities	$21,426	$6,753
The following table presents the summarized statements of income for the three and nine months ended December 31, 2015 and 2014 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues	$98,381	$101,124	$314,974	$288,424
Expenses:
Operating expenses	56,476	59,224	189,566	178,690
Selling, general and administrative expenses	5,932	5,863	18,067	17,503
Operating income	35,973	36,037	107,341	92,231
Interest and other expense	(376)	(399)	(1,777)	(1,130)
Net income	$35,597	$35,638	$105,564	$91,101
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$35,597	$35,638	$105,564	$91,101
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	11,088	11,101	32,883	28,378
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(240)	(1,935)	(5,941)	(7,007)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1,978	2,048	7,113	6,075
Total equity interest income recorded	$12,826	$11,214	$34,055	$27,446
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the nine months ended December 31, 2015, the Company made contributions to Pop of $0.8 million (no contributions were made during the three months ended December 31, 2015). During the three and nine months ended December 31, 2014, the Company made contributions to Pop of nil and $10.5 million, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents summarized balance sheet data as of December 31, 2015 and March 31, 2015 for Pop:

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Current assets	$38,126	$32,815
Non-current assets	$187,316	$187,985
Current liabilities	$26,697	$26,048
Non-current liabilities	$8,589	$7,196
Redeemable preferred stock	$443,155	$399,247
The following table presents the summarized statements of operations for the three and nine months ended December 31, 2015 and 2014 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenues	$22,481	$20,507	$63,872	$59,073
Expenses:
Cost of services	10,880	8,645	28,171	26,938
Selling, marketing, and general and administration	9,940	11,934	28,540	34,527
Depreciation and amortization	1,940	1,928	5,829	5,866
Operating income (loss)	(279)	(2,000)	1,332	(8,258)
Other expense	—	6	—	391
Interest expense, net	120	160	334	551
Accretion of redeemable preferred stock units(1)	14,575	12,461	42,308	35,361
Total interest expense, net	14,695	12,627	42,642	36,303
Net loss	$(14,974)	$(14,627)	$(41,310)	$(44,561)
Reconciliation of net loss reported by Pop to equity interest income (loss):
Net loss reported by Pop	$(14,974)	$(14,627)	$(41,310)	$(44,561)
Ownership interest in Pop	50%	50%	50%	50%
The Company's share of net loss	(7,487)	(7,314)	(20,655)	(22,281)
Accretion of dividend and interest income on redeemable preferred stock units(1)	7,287	6,231	21,154	17,681
Elimination of the Company's share of profits on licensing sales to Pop	(424)	—	(774)	(367)
Realization of the Company’s share of profits on licensing sales to Pop	561	(32)	877	304
Total equity interest income (loss) recorded	$(63)	$(1,115)	$602	$(4,663)
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
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. In December 2015, the Company agreed to participate in an equity offering of Atom Tickets and funded $7.9 million in January 2016. The Company owns an interest of approximately 20.1% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Tribeca Short List. Tribeca Short List is a subscription video-on-demand (SVOD) service. The Company made an initial investment of $2.1 million during the year ended March 31, 2015, and during the nine months ended December 31, 2015, the Company made capital contributions to Tribeca Short List of $2.4 million, net of cash acquired of $0.4 million (see below). The Company holds a 75.0% economic interest in Tribeca Short List. Through October 17, 2015, the power to direct the activities that most significantly impact the economic performance of Tribeca Short List was shared equally with Tribeca Enterprises, and accordingly through October 17, 2015, the Company's interest in Tribeca Short List was accounted for under the equity method of accounting. Subsequent to October 17, 2015, the terms of the arrangement increased the Company's power to control the board, and the Company now has the power to direct the activities that most significantly impact the economic performance of Tribeca Short List. Accordingly, the Company has consolidated Tribeca Short List beginning in the quarter ended December 31, 2015, with no gain or loss recognized upon consolidation since the carrying value of the net assets approximated the fair value.

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities are set forth below:

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized gain (loss)	(1,177)	3,108
Fair value	$157,739	$162,024

Starz. At December 31, 2015 and March 31, 2015, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange"). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company.

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

As of December 31, 2015, the Company's investment in Starz was in an unrealized loss position, however due to the fluctuation of the security's market price in an active market and the short-term duration of the unrealized loss, the Company has the intent and ability to hold the securities until the fair value recovers. As of February 3, 2016, the fair value of the Company's minority interest in Starz was $137.4 million, compared to the Company's original cost basis of $158.9 million.

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
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest, and during the three months ended December 31, 2015, the Company invested an additional $0.2 million in Next Games.

4. Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$23,170	$28,060
Prepaid expenses and other	49,826	45,537
Finite-lived intangible assets	11,826	1,187
	$84,822	$74,784
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 5).
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of noncompete agreements, trademarks and trade names, and sales agency relationships. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of December 31, 2015 and March 31, 2015:

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Noncompete agreements	$9,300	$158	$9,142	$—	$—	$—
Trademarks and trade names	9,100	6,653	2,447	6,600	5,913	687
Sales agency relationships	6,200	5,963	237	6,200	5,700	500
	$24,600	$12,774	$11,826	$12,800	$11,613	$1,187

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in the carrying value of finite-lived intangible assets from March 31, 2015 was primarily due to the November 12, 2015 acquisition of Pilgrim Studios (see Note 9). Amortization expense associated with the Company's intangible assets for the three and nine months ended December 31, 2015 was approximately $0.8 million and $1.6 million, respectively (2014 - $0.5 million and $1.4 million, respectively). Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2016 through 2020 is estimated to be approximately $0.6 million, $1.6 million, $1.2 million, $1.2 million, and $1.2 million, respectively.

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Senior revolving credit facility	$—	$—
5.25% Senior Notes	225,000	225,000
Term Loan Due 2022	400,000	375,000
Convertible senior subordinated notes, net of unamortized discount of $2,342 (March 31, 2015 - $3,891)	99,508	114,126
	$724,508	$714,126
The following table sets forth future annual contractual principal payment commitments of corporate debt as of December 31, 2015:

	Conversion Price Per Share at December 31, 2015	Maturity Date	Year Ended March 31,
Debt Type			2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	N/A	August 2018	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.30	January 2017	—	41,850	—	—	—	—	41,850
April 2013 1.25% Notes	$29.44	April 2018	—	—	—	60,000	—	—	60,000
			$—	$41,850	$—	$285,000	$—	$400,000	726,850
Less aggregate unamortized discount									(2,342)
									$724,508

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800.0 million, and at December 31, 2015 there was $800.0 million available (March 31, 2015 — $800.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at December 31, 2015 (March 31, 2015 — none).
Maturity Date. September 27, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5%, as designated by the Company.
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of December 31, 2015, the Company was in compliance with all applicable covenants.
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

Maturity Date. August 1, 2018.

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2015, the Company was in compliance with all applicable covenants.

Term Loan Due 2022

Issuance Date. On March 17, 2015, Lions Gate Entertainment Corp. entered into a second lien credit and guarantee agreement (the "Credit Agreement"), and pursuant to the Credit Agreement, borrowed a term loan in an aggregate amount of $375.0 million (the "Term Loan Due 2022"). In May 2015, Lions Gate Entertainment Corp. amended the Credit Agreement governing its Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional term loan in an aggregate amount of $25.0 million. Contemporaneously with the issuance of the Term Loan Due 2022 (which carries a fixed interest rate of 5.00%), the Company used a portion of the proceeds to redeem its $225.0 million principal amount term loan (the "Term Loan Due 2020") (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%).

Interest. Interest on the Term Loan Due 2022 is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Maturity Date. The Term Loan Due 2022 matures on March 17, 2022.

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of December 31, 2015, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at December 31, 2015 and March 31, 2015:

	Maturity Date	Conversion Price Per Share at December 31, 2015	December 31, 2015			March 31, 2015
Convertible Senior Subordinated Notes			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
April 2009 3.625% Notes(1)	N/A	N/A	$—	$—	$—	$16,167	$—	$16,167
January 2012 4.00% Notes	January 11, 2017	$10.30	41,850	(2,342)	39,508	41,850	(3,891)	37,959
April 2013 1.25% Notes	April 15, 2018	$29.44	60,000	—	60,000	60,000	—	60,000
			$101,850	$(2,342)	$99,508	$118,017	$(3,891)	$114,126
__________________________

(1)
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

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the nine months ended December 31, 2015 and 2014, which resulted in a loss on extinguishment of debt of $1.3 million in the nine months ended December 31, 2014 (2015 - none):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162	$24,046
Common shares issued upon conversion	1,983,058	2,929,899
Weighted average conversion price per share	$8.15	$8.21
October 2004 2.9375% Notes
Principal amount converted	$—	$99
Common shares issued upon conversion	—	8,634
Weighted average conversion price per share	$—	$8.23
Total
Principal amount converted	$16,162	$24,145
Common shares issued upon conversion	1,983,058	2,938,533
Weighted average conversion price per share	$8.15	$8.22
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three and nine months ended December 31, 2015 and 2014 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$606	$776	$1,761	$2,705
Amortization of discount on liability component and debt issuance costs	542	1,061	1,588	4,322
	$1,148	$1,837	$3,349	$7,027

6. Participations and Residuals
The Company expects approximately 72% of accrued participations and residuals will be paid during the one-year period ending December 31, 2016.

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $33.5 million at December 31, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

7. Film Obligations and Production Loans

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Film obligations	$25,610	$55,811
Production loans	869,948	600,944
Total film obligations and production loans	$895,558	$656,755

The following table sets forth future annual repayment of film obligations and production loans as of December 31, 2015:

	Three Months Ended
	March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in thousands)
Film obligations	$20,831	$1,923	$2,000	$1,000	$—	$—	$25,754
Production loans	138,099	710,249	21,600	—	—	—	869,948
	$158,930	$712,172	$23,600	$1,000	$—	$—	895,702
Less imputed interest on film obligations							(144)
							$895,558
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.35% to 3.85%.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2015 and March 31, 2015:

	December 31, 2015			March 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 3):
Starz Series A common stock	$70,954	$—	$70,954	$72,882	$—	$72,882
Starz Series B common stock	—	86,785	86,785	—	89,142	89,142

Forward exchange contracts (see Note 18)	—	10,933	10,933	—	8,335	8,335

Liabilities:
Forward exchange contracts (see Note 18)	—	(2,119)	(2,119)	—	(2,024)	(2,024)
	$70,954	$95,599	$166,553	$72,882	$95,453	$168,335

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2015 and March 31, 2015:

	December 31, 2015		March 31, 2015
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$93,085	$110,000	$91,683	$110,000

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
April 2009 3.625% Notes	$—	$—	$16,167	$16,167
January 2012 4.00% Notes	39,508	41,707	37,959	41,473
April 2013 1.25% Notes	60,000	53,218	60,000	53,241
Production loans	869,948	869,948	600,944	600,944
5.25% Senior Notes	225,000	231,750	225,000	233,438
Term Loan	400,000	396,500	375,000	375,938
	$1,594,456	$1,593,123	$1,315,070	$1,321,201

9. Acquisition

Acquisition of Pilgrim Studios. On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Studios"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $198.8 million, net of $7.7 million allocated to certain transactional costs attributable to the noncontrolling shareholder. These costs are included in the general and administrative expense of Pilgrim Studios, however, pursuant to the profit sharing provisions in the operating agreement, the amount is included in net loss attributable to noncontrolling interest in our unaudited condensed consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders.
The purchase price consisted of $142.7 million in cash and 1,517,451 of the Company's common shares, valued at $56.1 million. These shares were valued based on the closing price of the Company’s common shares on the date of closing of the acquisition, discounted to the fair value of the shares considering certain transfer restrictions. The Company incurred approximately $2.9 million of acquisition-related costs that were expensed in general and administrative expenses during the nine months ended December 31, 2015.
The acquisition was accounted for as a purchase, with the results of operations of Pilgrim Studios included in the Company's consolidated results from November 12, 2015. Revenues and net loss for the period from November 12, 2015 through December 31, 2015 of Pilgrim Studios were $22.9 million and $8.8 million, respectively. The net loss of Pilgrim Studios includes the $7.7 million charge discussed above, approximately $4.0 million ($3.6 million included in direct operating expense and $0.4 million in depreciation and amortization) of incremental cost associated with the amortization of the increase in the carrying value of the assets to fair value as discussed below, and the $0.7 million charge associated with the noncontrolling interest discount as discussed in Note 10. The Company has made a preliminary allocation of the purchase price of Pilgrim Studios to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The preliminary purchase price allocation is subject to revision, as a more detailed analysis of investment in television programs and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. Based on the preliminary valuation and other information currently available, the preliminary allocation of the purchase price, including the fair value of redeemable noncontrolling interest recognized, is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary allocation of the total purchase consideration:	(Amounts in thousands)
Cash and cash equivalents	$15,816
Accounts receivable, net	15,781
Investment in films and television programs, net	63,387
Other assets acquired	7,019
Finite-lived intangible assets:
Noncompete agreements	9,300
Trade name	2,000
Other liabilities assumed	(36,827)
Fair value of net assets acquired	76,476
Goodwill	210,815
Redeemable noncontrolling interest (Note 10)	(88,494)
$198,797

Goodwill of $210.8 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies to grow and diversify the Company's television operations by adding nonfiction programming to complement its existing scripted production and syndication operations and leverage the strength of the Company's global distribution infrastructure. The goodwill recorded as part of this acquisition is included in the Television Production segment. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The noncompete agreements and trade name have a weighted average estimated useful life of eight years.

The following unaudited pro forma condensed consolidated statements of income presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Studios as described above occurred on April 1, 2014. The information below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The statements of income information below includes the statements of income of Pilgrim Studios for the nine months ended September 30, 2015 and 2014 combined with the Company's statements of income for the nine months ended December 31, 2015 and 2014.

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands, except per share amounts)
Revenues	$1,662,131	$1,857,099
Net income attributable to Lions Gate Entertainment Corp. shareholders	$46,142	$162,007
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.31	$1.16
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.30	$1.09
The unaudited pro forma condensed consolidated statements of income do not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $7.7 million attributable to the noncontrolling shareholder (see Note 10) expensed in connection with the transaction, as well as $2.9 million of acquisition-related costs that were expensed in general and administrative expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill. The changes in the carrying amount of goodwill by reporting segment in the nine months ended December 31, 2015 were as follows:

	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Balance as of March 31, 2015	$294,367	$28,961	$323,328
Acquisition of Pilgrim Studios	—	210,815	210,815
Balance as of December 31, 2015	$294,367	$239,776	$534,143

10. Redeemable Noncontrolling Interest

In connection with the acquisition of a controlling interest in Pilgrim Studios on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $88.5 million, representing 37.5% of Pilgrim Studios. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Studios, at fair value, subject to a cap, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's unaudited condensed consolidated balance sheet.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Studios, who will continue in this role pursuant to an employment contract entered into at the time of close. Pursuant to the operating agreement, if the employment of the noncontrolling interest holder is terminated, under certain circumstances as defined in the operating agreement, the Company can call and the noncontrolling interest holder can put the noncontrolling interest at a discount to fair value. The amount of the discount related to the 17.5% noncontrolling interest is being expensed through the five-year call period, and the portion of the discount related to the remaining noncontrolling interest is being expensed over the seven-year call period. The amounts are included in general and administrative expense of Pilgrim Studios and reflected as an addition to redeemable noncontrolling interest.

Redeemable noncontrolling interest is measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount, as discussed above, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of unamortized noncontrolling interest discount as discussed above. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to noncontrolling interest and a charge to retained earnings.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

Nine Months Ended
December 31,
2015
(Amounts in thousands)
Beginning balance	$—
Initial fair value of redeemable noncontrolling interest of Pilgrim Studios	88,494
Net loss of Pilgrim Studios attributable to noncontrolling interest	(8,119)
Noncontrolling interest discount accretion	681
Adjustments to redemption value	8,119
Ending balance	$89,175

The net loss of Pilgrim Studios attributable to noncontrolling interest includes certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 9). These costs are included in the general and administrative expense of Pilgrim Studios, however, pursuant to the profit sharing provisions in the operating agreement, the amount is included in net loss attributable to noncontrolling interest in our unaudited condensed consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders.

11. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three and nine months ended December 31, 2015 and 2014 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$40,717	$98,185	$39,332	$162,227
Denominator:
Weighted average common shares outstanding	149,480	139,963	148,484	138,618
Basic net income per common share	$0.27	$0.70	$0.26	$1.17

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three and nine months ended December 31, 2015 and 2014 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$40,717	$98,185	$39,332	$162,227
Add:
Interest on convertible notes, net of tax	729	1,163	328	4,456
Numerator for diluted net income per common share	$41,446	$99,348	$39,660	$166,683

Denominator:
Weighted average common shares outstanding	149,480	139,963	148,484	138,618
Effect of dilutive securities:
Conversion of notes	6,084	8,360	2,117	9,995
Share purchase options	3,459	2,943	3,393	2,662
Restricted share units	389	447	418	441
Adjusted weighted average common shares outstanding	159,412	151,713	154,412	151,716
Diluted net income per common share	$0.26	$0.65	$0.26	$1.10
For the three and nine months ended December 31, 2015 and 2014, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	—	—	4,041	—
Share purchase options	3,237	3,122	3,432	4,334
Restricted share units	57	97	81	144
Contingently issuable shares	541	298	390	286
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	3,835	3,517	7,944	4,764

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at December 31, 2015 and March 31, 2015. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015	March 31, 2015
	(Amounts in thousands)
Stock options outstanding, average exercise price $24.60 (March 31, 2015 - $22.22)	14,899	12,215
Restricted share units — unvested	1,676	1,662
Share purchase options and restricted share units available for future issuance	2,885	7,163
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.15 per share at March 31, 2015	—	1,984
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.30 per share (March 31, 2015 - $10.38)	4,063	4,032
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.44 per share (March 31, 2015 - $29.65)	2,038	2,024
Shares reserved for future issuance	25,561	29,080

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2015, and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Compensation Expense:
Stock Options	$6,322	$7,551	$25,845	$25,560
Restricted Share Units and Other Share-based Compensation	6,913	6,477	21,373	19,515
Share Appreciation Rights	—	1,104	288	3,800
	13,235	15,132	47,506	48,875
Impact of accelerated vesting on stock options and restricted share units(1)	—	—	—	1,194
Total share-based compensation expense	$13,235	$15,132	$47,506	$50,069

Tax impact(2)	(4,853)	(5,547)	(17,420)	(18,355)
Reduction in net income	$8,382	$9,585	$30,086	$31,714
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, equity-settled share appreciation rights, and restricted share unit activity during the nine months ended December 31, 2015:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2015	13,214,696	$21.26	1,662,028	$28.10
Granted	3,089,552	$32.75	1,282,319	$33.51
Options exercised or RSUs vested	(635,183)	$12.96	(1,235,455)	$28.46
Forfeited or expired	(8,429)	$21.48	(32,897)	$30.50
Outstanding at December 31, 2015	15,660,636	$23.86	1,675,995	$31.92
During the nine months ended December 31, 2014, 75,000 cash-settled share appreciation rights were exercised resulting in a cash payment of $1.7 million.
The excess tax benefits realized from tax deductions associated with option exercises and RSU activity were $6.8 million for the nine months ended December 31, 2014. There were no excess tax benefits realized for the nine months ended December 31, 2015.
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at December 31, 2015 are $52.9 million and $34.1 million, respectively, and are expected to be recognized over a weighted average period of 1.6 and 1.7 years, respectively.

(c) Dividends

On December 11, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on February 5, 2016, to shareholders of record as of December 31, 2015. As of December 31, 2015, the Company had $13.4 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

(d) Shareholder Transactions

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 common shares, no par value per share, of the Company (“common shares”) from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, are included in general and administration expense in the unaudited condensed consolidated statement of income for the three months ended December 31, 2015. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 20.1% of the Company’s outstanding common stock as of January 8, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

13. Income Taxes
In the quarter ended December 31, 2015, the Company determined that a small change in its estimated pretax results for the year ended March 31, 2016 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $45.1 million for the three months ended

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2015 based on the actual taxes attributable to its year-to-date earnings. This tax benefit is primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.
The income tax provision for the three and nine months ended December 31, 2014 was calculated by estimating the Company's annual effective tax rate, and then applying the effective tax rate to income before income taxes for the period, along with any items that relate discretely to the period.
The Company's effective tax rate differs from the federal statutory rate and has changed from the prior period and could fluctuate significantly in the future, as the Company's effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Government Assistance
Tax credits earned for film and television production activity for the three and nine months ended December 31, 2015 totaled $16.5 million and $120.2 million, respectively (three and nine months ended December 31, 2014 - $103.5 million and $193.0 million, respectively) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at December 31, 2015 includes $285.8 million with respect to tax credits receivable (March 31, 2015 - $219.2 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

15. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of December 31, 2015: Motion Pictures and Television Production.
Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Segment revenues
Motion Pictures	$505,793	$590,072	$1,135,110	$1,320,012
Television Production	164,729	161,227	421,112	433,546
	$670,522	$751,299	$1,556,222	$1,753,558
Direct operating expenses
Motion Pictures	$264,480	$260,309	$580,646	$583,792
Television Production	139,588	140,267	346,542	362,048
	$404,068	$400,576	$927,188	$945,840
Distribution and marketing
Motion Pictures	$191,827	$162,884	$399,146	$396,587
Television Production	11,294	8,555	29,039	25,050
	$203,121	$171,439	$428,185	$421,637
Gross segment contribution
Motion Pictures	$49,486	$166,879	$155,318	$339,633
Television Production	13,847	12,405	45,531	46,448
	$63,333	$179,284	$200,849	$386,081
Segment general and administration
Motion Pictures	$18,874	$18,669	$55,841	$54,252
Television Production	4,401	3,172	13,260	10,081
	$23,275	$21,841	$69,101	$64,333
Segment profit
Motion Pictures	$30,612	$148,210	$99,477	$285,381
Television Production	9,446	9,233	32,271	36,367
	$40,058	$157,443	$131,748	$321,748

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses.
Segment profit is defined as segment revenue less segment direct operating, distribution and marketing, and general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Company’s total segment profit	$40,058	$157,443	$131,748	$321,748
Shared services and corporate expenses:
Share-based compensation expense	(13,235)	(15,132)	(47,506)	(48,875)
Restructuring and other items(1)	(13,398)	(766)	(17,605)	(7,008)
Purchase accounting and related adjustments(2)	(681)	—	(681)	—
Start-up costs of new business initiatives(3)	(2,630)	—	(3,045)	—
Other shared services and corporate expenses	(16,864)	(23,668)	(60,434)	(66,759)
Total shared services and corporate expenses	(46,808)	(39,566)	(129,271)	(122,642)
Depreciation and amortization	(2,970)	(1,708)	(7,320)	(4,685)
Operating income (loss)	(9,720)	116,169	(4,843)	194,421
Interest expense	(14,169)	(13,551)	(39,424)	(39,594)
Interest and other income	521	623	1,676	2,188
Loss on extinguishment of debt	—	(690)	—	(1,276)
Equity interests income	10,826	10,898	29,363	37,353
Income (loss) before income taxes	$(12,542)	$113,449	$(13,228)	$193,092
___________________

(1)
Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the three and nine months ended December 31, 2015 represent professional fees associated with certain strategic transactions including, among others, the acquisition of Pilgrim Studios and certain shareholder transactions, the costs related to the move of our international sales and distribution organization to the United Kingdom, and certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 9). Pursuant to the profit sharing provisions in the Pilgrim Studios operating agreement, the transactional costs of $7.7 million are included in net loss attributable to noncontrolling interest in the unaudited condensed consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders. In addition, amounts in the nine months ended December 31, 2015 include pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan in which the Company is no longer participating.

Amounts in the three and nine months ended December 31, 2014 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom. In addition, amounts in the nine months ended December 31, 2014 include severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels, of which approximately $1.2 million are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 12).

(2)	Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount that is included in general and administrative expense (see Note 10).

(3)
Start-up costs of new business initiatives represent general and administrative expense associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of December 31, 2015 and March 31, 2015:

	December 31, 2015			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$458,694	$485,304	$943,998	$538,515	$353,365	$891,880
Investment in films and television programs, net	1,190,219	371,749	1,561,968	1,116,909	264,920	1,381,829
Goodwill	294,367	239,776	534,143	294,367	28,961	323,328
	$1,943,280	$1,096,829	$3,040,109	$1,949,791	$647,246	$2,597,037
Other unallocated assets (primarily cash, other assets, and investments)			798,290			695,052
Total assets			$3,838,399			$3,292,089

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$140,114	$89,041	$504,536	$517,385
Television Production	95,671	87,409	266,719	298,084
	$235,785	$176,450	$771,255	$815,469

Purchases of property and equipment amounted to $6.8 million and $13.7 million for the three and nine months ended December 31, 2015, respectively, and $6.8 million and $11.3 million for the three and nine months ended December 31, 2014, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

16. Contingencies

Two purported Lions Gate stockholders initiated legal proceedings in the United States District Court for the Southern District of New York relating to the March 13, 2014 announcement that the Company had entered into an administrative order with the United States Securities and Exchange Commission (the "SEC") that resolved the SEC’s investigation into transactions that the Company announced on July 20, 2010. These actions were captioned Laborers Pension Trust Fund-Detroit & Vicinity v. Lions Gate Entertainment Corp., et al., Case No. 14 CV 5197 (filed July 11, 2014) and Barger v. Lions Gate Entertainment Corp., Case No. 14 CV 5477 (filed July 21, 2014). The actions alleged, among other things, that the Company and certain of its current and former officers and directors violated the federal securities laws by failing to disclose the SEC’s investigation prior to March 13, 2014. On October 28, 2014, the court consolidated the actions under the caption In re Lions Gate Entertainment Corp. Securities Litigation, Case No. 1:14-cv-05197-JGK, and appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on December 29, 2014 and a second consolidated amended complaint on March 30, 2015. On April 30, 2015, defendants moved to dismiss the action. The court held oral argument on November 5, 2015. On January 22, 2016, the court granted the defendants’ motion to dismiss.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teacher Retirement System, demanding that the Company seek to recover damages, including the costs associated with the SEC investigation, and the fine paid, from the directors who were on the board (and certain officers) at the time the July 20, 2010 transactions occurred. On August 6, 2014, the board created a Special Committee of independent directors (composed of Mr. Frank Giustra and Mr. Gordon Crawford) to consider the demand. On October 1, 2014, the Arkansas Teacher Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate. The Special Committee concluded that commencing an action in British Columbia against the proposed defendants (or any of them) as demanded by the Arkansas Teacher Retirement System would not be in the best interests of the Company, and the Company has taken steps to oppose the petition, including through filing materials in opposition in December 2014 and January 2015. The Arkansas Teacher Retirement System has filed materials in reply. The petition was scheduled to be heard on February 1-3, 2016.
From time to time, the Company is involved in other claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flow.

17. Consolidating Financial Information — Convertible Senior Subordinated Notes

The January 2012 4.00% Notes and the April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the January 2012 4.00% Notes and the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of December 31, 2015 and March 31, 2015, and for the nine months ended December 31, 2015 and 2014 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,773	$51,230	$35,289	$—	$88,292
Restricted cash	—	2,650	—	—	2,650
Accounts receivable, net	664	1,607	941,727	—	943,998
Investment in films and television programs, net	—	6,407	1,555,561	—	1,561,968
Property and equipment, net	—	34,115	7,799	—	41,914
Investments	40,072	16,331	418,706	—	475,109
Goodwill	10,172	—	523,971	—	534,143
Other assets	7,535	59,555	23,262	(5,530)	84,822
Deferred tax assets	615	94,817	10,071	—	105,503
Subsidiary investments and advances	1,545,358	1,605,165	3,232,304	(6,382,827)	—
	$1,606,189	$1,871,877	$6,748,690	$(6,388,357)	$3,838,399
Liabilities and Shareholders' Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	400,000	—	—	—	400,000
Accounts payable and accrued liabilities	25,815	71,765	230,248	—	327,828
Participations and residuals	—	3,663	546,322	—	549,985
Film obligations and production loans	—	—	895,558	—	895,558
Convertible senior subordinated notes	—	99,508	—	—	99,508
Deferred revenue	—	5,661	290,310	—	295,971
Intercompany payable	—	1,955,839	2,489,183	(4,445,022)	—
Redeemable noncontrolling interest	—	—	89,175	—	89,175
Total shareholders' equity (deficiency)	955,374	(264,559)	2,207,894	(1,943,335)	955,374
	$1,606,189	$1,871,877	$6,748,690	$(6,388,357)	$3,838,399

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$15,709	$1,540,947	$(434)	$1,556,222
EXPENSES:
Direct operating	572	33	926,583	—	927,188
Distribution and marketing	—	5,982	422,203	—	428,185
General and administration	5,849	109,519	84,266	(1,262)	198,372
Depreciation and amortization	—	5,906	1,414	—	7,320
Total expenses	6,421	121,440	1,434,466	(1,262)	1,561,065
OPERATING INCOME (LOSS)	(6,421)	(105,731)	106,481	828	(4,843)
Other expenses (income):
Interest expense	28,025	163,552	128,319	(280,472)	39,424
Interest and other income	(154,398)	(165)	(127,200)	280,087	(1,676)
Total other expenses (income)	(126,373)	163,387	1,119	(385)	37,748
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	119,952	(269,118)	105,362	1,213	(42,591)
Equity interests income (loss)	(81,059)	185,971	30,875	(106,424)	29,363
INCOME (LOSS) BEFORE INCOME TAXES	38,893	(83,147)	136,237	(105,211)	(13,228)
Income tax provision (benefit)	(439)	(45,672)	53,941	(52,271)	(44,441)
NET INCOME (LOSS)	39,332	(37,475)	82,296	(52,940)	31,213
Less: Net loss attributable to noncontrolling interest	—	—	—	8,119	8,119
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$39,332	$(37,475)	$82,296	$(44,821)	$39,332

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in thousands)
NET INCOME (LOSS)	39,332	(37,475)	82,296	(52,940)	31,213
Foreign currency translation adjustments, net of tax	(1,440)	(3,876)	(3,698)	9,600	586
Net unrealized loss on available-for-sale securities, net of tax of $557	—	—	(3,728)	—	(3,728)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	1,702	—	1,702
COMPREHENSIVE INCOME (LOSS)	37,892	(41,351)	76,572	(43,340)	29,773
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	8,119	8,119
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$37,892	$(41,351)	$76,572	$(35,221)	$37,892

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,021	$18,047	$(153,619)	$—	$(110,551)
INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(3,954)	—	(3,954)
Purchase of Pilgrim Studios, net of cash acquired of $15,816	—	—	(126,892)	—	(126,892)
Purchases of other investments	—	(750)	—	—	(750)
Purchases of property and equipment	—	(13,352)	(328)	—	(13,680)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(14,102)	(131,174)	—	(145,276)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	238,000	—	—	—	238,000
Senior revolving credit facility - repayments	(238,000)	—	—	—	(238,000)
Term Loan - borrowings, net of deferred financing costs of $964	24,036	—	—	—	24,036
Convertible senior subordinated notes - repurchases	—	(5)	—	—	(5)
Production loans - borrowings	—	—	509,569	—	509,569
Production loans - repayments	—	—	(240,565)	—	(240,565)
Dividends paid	(33,927)	—	—	—	(33,927)
Excess tax benefits on equity-based compensation awards	—	—	—	—	—
Exercise of stock options	6,007	—	—	—	6,007
Tax withholding required on equity awards	(22,871)	—	—	—	(22,871)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,755)	(5)	269,004	—	242,244
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,734)	3,940	(15,789)	—	(13,583)
FOREIGN EXCHANGE EFFECTS ON CASH	8	—	(830)	—	(822)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,499	47,290	51,908	—	102,697
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,773	$51,230	$35,289	$—	$88,292

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$3,499	$47,290	$51,908	$—	$102,697
Restricted cash	—	2,508	—	—	2,508
Accounts receivable, net	617	7,933	883,330	—	891,880
Investment in films and television programs, net	—	6,402	1,375,427	—	1,381,829
Property and equipment, net	—	24,938	1,713	—	26,651
Investments	40,072	9,229	388,997	—	438,298
Goodwill	10,172	—	313,156	—	323,328
Other assets	8,109	61,409	11,180	(5,914)	74,784
Deferred tax assets	10,524	32,252	7,338	—	50,114
Subsidiary investments and advances	1,385,522	1,378,571	2,571,801	(5,335,894)	—
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089
Liabilities and Shareholders' Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	375,000	—	—	—	375,000
Accounts payable and accrued liabilities	16,228	86,472	229,773	—	332,473
Participations and residuals	—	3,417	468,244	—	471,661
Film obligations and production loans	—	—	656,755	—	656,755
Convertible senior subordinated notes	—	114,126	—	—	114,126
Deferred revenue	—	7,722	267,065	—	274,787
Intercompany payable	—	1,530,299	2,547,928	(4,078,227)	—
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders' equity (deficiency)	842,287	(171,504)	1,435,085	(1,263,581)	842,287
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$21,565	$1,732,520	$(527)	$1,753,558
EXPENSES:
Direct operating	2	3,243	942,595	—	945,840
Distribution and marketing	—	1,575	420,062	—	421,637
General and administration	2,383	115,942	69,010	(360)	186,975
Depreciation and amortization	—	2,721	1,964	—	4,685
Total expenses	2,385	123,481	1,433,631	(360)	1,559,137
OPERATING INCOME (LOSS)	(2,385)	(101,916)	298,889	(167)	194,421
Other expenses (income):
Interest expense	25,919	138,139	96,941	(221,405)	39,594
Interest and other income	(126,019)	(2,766)	(94,457)	221,054	(2,188)
Loss on extinguishment of debt	—	1,276	—	—	1,276
Total other expenses (income)	(100,100)	136,649	2,484	(351)	38,682
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	97,715	(238,565)	296,405	184	155,739
Equity interests income (loss)	66,045	317,176	37,224	(383,092)	37,353
INCOME (LOSS) BEFORE INCOME TAXES	163,760	78,611	333,629	(382,908)	193,092
Income tax provision (benefit)	1,533	12,566	52,982	(36,216)	30,865
NET INCOME (LOSS)	162,227	66,045	280,647	(346,692)	162,227
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$162,227	$66,045	$280,647	$(346,692)	$162,227

	Nine Months Ended
	December 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in thousands)
NET INCOME (LOSS)	162,227	66,045	280,647	(346,692)	162,227
Foreign currency translation adjustments, net of tax	(3,473)	(4,383)	(1,301)	4,991	(4,166)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	693	—	693
COMPREHENSIVE INCOME (LOSS)	$158,754	$61,662	$280,039	$(341,701)	$158,754
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$158,754	$61,662	$280,039	$(341,701)	$158,754

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of December 31, 2015, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 11 months from December 31, 2015):

December 31, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.9	in exchange for	$1.0	£0.93
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€3.4	in exchange for	$3.8	€0.89
Canadian Dollar	C$49.2	in exchange for	$37.5	C$1.31
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2015 were losses, net of tax, of $1.3 million and gains, net of tax, of $1.7 million, respectively (2014 - gains, net of tax, of $0.3 million and $0.7 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2015 were less than $0.1 million (three and nine months ended December 31, 2014 - nil and $0.4 million) and are included in direct operating expenses in the consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of December 31, 2015, $10.9 million was included in other assets and $2.1 million in accounts payable and accrued liabilities (March 31, 2015 - $8.3 million in other assets and $2.0 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and nine months ended December 31, 2015, the Company did not have any significant amounts reclassified out of accumulated other comprehensive loss. As of December 31, 2015, based on the current release schedule, the Company estimates approximately $7.1 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending December 31, 2016.

19. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the nine months ended December 31, 2015 and 2014 is presented below.

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands)
Non-cash investing activities:
Issuance of common shares related to Pilgrim Studios acquisition (see Note 9)	$56,089	$—

Non-cash financing activities:
Accrued dividends (see Note 12)	$13,360	$9,817
Accrued share repurchases	$—	$2,106
Conversions of convertible senior subordinated notes (see Note 5)	$16,162	$24,145

20. Subsequent Events

Share Repurchases. On February 2, 2016, our Board of Directors authorized the Company to increase its previously announced share repurchase plan from $300 million to $468 million. To date, approximately $218.0 million of the Company's common shares have been purchased, leaving approximately $250.0 million of authorized potential purchases. Of the purchased shares, 0.3 million of the Company's common shares were purchased for an aggregate price of $7.9 million (weighted average repurchase price of $29.48) during the period from January 1, 2016 to January 13, 2016. The remaining $250.0 million of the Company's common shares may be purchased from time to time at the Company's discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.

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
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the U.K., and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2015 and 2014.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.3 million and $3.2 million on our total revenue in the three and nine months ended December 31, 2015 (2014 - $1.8 million and $4.5 million, respectively).
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

Our quarterly income tax provision (benefit) and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our annual effective tax rate and in evaluating our tax positions.

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended December 31, 2015, we calculate the income tax provision (benefit) using the cut-off method.
Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income, mix of our pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
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

Consolidation. We consolidate entities in which we own more than 50% of the voting common stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock are accounted for using the cost method of accounting.

Business Combinations. We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

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

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for our fiscal year beginning April 1, 2016, with early adoption permitted, and is required to be implemented on a prospective basis. We adopted the new guidance effective October 1, 2015, and it did not have an impact on our consolidated financial statements.
.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended December 31, 2015 and 2014. Due to the acquisition of Pilgrim Media Group, LLC ("Pilgrim Studios"), the results of operations for the Television Production segment for the three months ended December 31, 2015 includes revenues of $22.9 million and direct operating expenses of $22.7 million from Pilgrim Studios from the acquisition date of November 12, 2015 through December 31, 2015 (see Note 9).

	Three Months Ended
	December 31,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$505.8		$590.1		$(84.3)	(14.3)%
Television Production	164.7		161.2		3.5	2.2%
	$670.5		$751.3		$(80.8)	(10.8)%
Direct operating expenses
Motion Pictures	$264.5	52.3%	$260.3	44.1%	$4.2	1.6%
Television Production	139.6	84.8	140.3	87.0	(0.7)	(0.5)%
	$404.1	60.3%	$400.6	53.3%	$3.5	0.9%
Distribution and marketing
Motion Pictures	$191.8	37.9%	$162.9	27.6%	$28.9	17.7%
Television Production	11.3	6.9	8.6	5.3	2.7	31.4%
	$203.1	30.3%	$171.5	22.8%	$31.6	18.4%
Gross segment contribution
Motion Pictures	$49.5	9.8%	$166.9	28.3%	$(117.4)	(70.3)%
Television Production	13.8	8.4	12.4	7.7	1.4	11.3%
	$63.3	9.4%	$179.3	23.9%	$(116.0)	(64.7)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$126.3	$170.9	$(44.6)	(26.1)%
Television Production	15.7	12.2	3.5	28.7%
	$142.0	$183.1	$(41.1)	(22.4)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the Motion Pictures reporting segment for the three months ended December 31, 2015 and 2014.

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$183.1	$186.4	$(3.3)	(1.8)%
Home Entertainment	126.3	170.9	(44.6)	(26.1)%
Television	48.6	82.9	(34.3)	(41.4)%
International(1)	140.1	142.1	(2.0)	(1.4)%
Other	7.7	7.8	(0.1)	(1.3)%
	$505.8	$590.1	$(84.3)	(14.3)%
_________________________________

(1)
The three months ended December 31, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $62.7 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the three months ended December 31, 2015 and 2014, respectively:

Three Months Ended December 31,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Hunger Games: Mockingjay - Part 2	November 2015	The Hunger Games: Mockingjay - Part 1	November 2014
Love the Coopers	November 2015	John Wick	October 2014
The Last Witch Hunter	October 2015	Addicted*	October 2014*
Freeheld*	October 2015*
Sicario**	September 2015*
_________________________________
* Limited release
** Initially a limited release through September 30, 2015, with a wide release in October 2015.
Theatrical revenue of $183.1 million decreased $3.3 million, or 1.8%, in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, primarily driven by the performance of The Hunger Games: Mockingjay - Part 2 in the current quarter as compared to the performance of The Hunger Games: Mockingjay - Part 1 in the prior year's quarter, which was mostly offset by higher revenues attributable to the number and performance of other theatrical slate titles (listed in the table above) released in the current quarter as compared to the prior year's quarter.

Motion Pictures — Home Entertainment Revenue

The following table sets forth the titles released on home entertainment from our theatrical slates in the three months ended December 31, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's quarter, respectively:

Three Months Ended December 31,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
American Ultra	November 2015	Step Up All In	November 2014
Shaun the Sheep	November 2015	The Expendables 3	November 2014
Age of Adaline	September 2015	Draft Day	September 2014
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	August 2015	Tyler Perry's A Madea Christmas	November 2014
The Hunger Games: Mockingjay - Part 1	March 2015	Divergent	August 2014
		The Hunger Games: Catching Fire	March 2014
Prior Theatrical Slates:
		The Hunger Games	August 2012
Managed Brands (1):		Managed Brands (1):
Dragon Blade	December 2015	A Most Wanted Man	November 2014
Mr. Holmes	November 2015	America: Imagine the World Without Her	October 2014
		The Prince	October 2014
 ___________________

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

The following table sets forth the components of home entertainment revenue by product category for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015			2014			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2016 Theatrical Slate	$11.6	$9.7	$21.3	$—	$—	$—	$21.3
Fiscal 2015 Theatrical Slate	12.2	11.3	23.5	27.7	10.3	38.0	(14.5)
Fiscal 2014 Theatrical Slate	5.1	1.7	6.8	26.8	15.0	41.8	(35.0)
Prior Theatrical Slates	8.5	5.4	13.9	13.9	5.8	19.7	(5.8)
Total Theatrical Slates	37.4	28.1	65.5	68.4	31.1	99.5	(34.0)
Managed Brands	36.8	20.2	57.0	46.8	21.5	68.3	(11.3)
Other Feature Film (2)	2.2	1.6	3.8	1.8	1.3	3.1	0.7
	$76.4	$49.9	$126.3	$117.0	$53.9	$170.9	$(44.6)
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Home entertainment revenue of $126.3 million decreased $44.6 million, or 26.1%, in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Of the decrease, approximately $34.0 million was driven by our theatrical slates, and approximately $11.3 million was driven by our Managed Brands category. The decrease in our theatrical slates was primarily driven by the performance of the titles released on packaged media in the current quarter as compared to the prior year's quarter, and in particular the performance of The Expendables 3 in the prior year's quarter. To a lesser extent, the decrease was driven by fewer titles released on packaged media (two) from our theatrical slates in the current quarter, as compared to the prior year's quarter (three). The decrease in Managed Brands was primarily due to the performance of the titles listed in the table above.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended December 31, 2015 and 2014:

Three Months Ended December 31,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	Divergent
Fiscal 2013 Theatrical Slate:
The Expendables 2
Prior Theatrical Slates:
The Hunger Games
Managed Brands:
God's Not Dead

The following table sets forth the components of television revenue by product category for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2015 Theatrical Slate	$19.5	$2.1	$17.4	n/m
Fiscal 2014 Theatrical Slate	1.9	21.7	(19.8)	(91.2)%
Prior Theatrical Slates	17.2	41.4	(24.2)	(58.5)%
Total Theatrical Slates	38.6	65.2	(26.6)	(40.8)%
Managed Brands	8.0	14.0	(6.0)	(42.9)%
Other Feature Film	2.0	3.7	(1.7)	(45.9)%
	$48.6	$82.9	$(34.3)	(41.4)%
___________________
n/m - Percentage not meaningful.
Television revenue decreased in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, due primarily to the fewer number of titles with television windows opening in the period from our theatrical slates, and in particular, higher revenues from The Hunger Games in the prior year's quarter. The decrease in Managed Brands was primarily due to television revenues for God's Not Dead in the prior year's quarter, with no comparable revenues in the current quarter.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended December 31, 2015 and 2014:

Three Months Ended December 31,
2015	2014
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
The Hunger Games: Mockingjay - Part 2	Step Up All In
The Last Witch Hunter	The Hunger Games: Mockingjay - Part 1
UK Third Party Product:
Postman Pat: The Movie
The Railway Man
The following table sets forth the components of international revenue by product category for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2016 Theatrical Slate	$86.4	$—	$86.4	n/m
Fiscal 2015 Theatrical Slate	9.8	85.7	(75.9)	(88.6)%
Fiscal 2014 Theatrical Slate	6.6	7.8	(1.2)	(15.4)%
Prior Theatrical Slates	9.5	12.0	(2.5)	(20.8)%
Total Theatrical Slates	112.3	105.5	6.8	6.4%
UK Third Party Product(2)	17.7	24.9	(7.2)	(28.9)%
Managed Brands	6.2	7.0	(0.8)	(11.4)%
Other Feature Film	3.9	4.7	(0.8)	(17.0)%
	$140.1	$142.1	$(2.0)	(1.4)%
___________________
n/m - Percentage not meaningful.

(1)
Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current period classification. Specifically, Lionsgate UK revenues in the three months ended December 31, 2014 of $62.7 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased slightly in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, primarily due to a decrease in revenue from UK Third Party Product due to revenue in the prior year's quarter from the titles listed in the table above, mostly offset by higher revenue from our theatrical slates primarily driven by the release of The Last Witch Hunter in the current quarter.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television Production
Domestic Television	$120.9	$124.4	$(3.5)	(2.8)%
International	25.9	23.6	2.3	9.7%
Home Entertainment
Digital	9.8	8.6	1.2	14.0%
Packaged Media	5.9	3.6	2.3	63.9%
Total Home Entertainment	15.7	12.2	3.5	28.7%
Other	2.2	1.0	1.2	120.0%
	$164.7	$161.2	$3.5	2.2%

Television Production - Domestic Television
Domestic television revenue decreased in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, primarily due to a decrease in television episodes delivered, and in particular significant revenue in the prior year's quarter from Mad Men - Season 7, which was mostly offset by $22.9 million of domestic television revenue from the November 12, 2015 acquisition of Pilgrim Studios. Television episodes delivered for original exhibition during the three months ended December 31, 2015 and 2014 included the episode deliveries as shown in the table below:

		Three Months Ended				Three Months Ended
		December 31, 2015				December 31, 2014
		Episodes	Hours			Episodes	Hours
Manhattan - Season 2	1hr	5	5.0	Anger Management	1/2hr	15	7.5
Nashville - Season 4	1hr	8	8.0	Ascension	1hr	6	6.0
Orange Is The New Black - Season 4	1hr	2	2.0	Mad Men - Season 7	1hr	5	5.0
The Royals - Season 2	1hr	10	10.0	Manhattan - Season 1	1hr	2	2.0
Other(1)	1/2hr & 1hr	31	21.0	Nashville - Season 3	1hr	7	7.0
				Orange Is The New Black - Season 3	1hr	7	7.0
				Other(1)	1/2hr & 1hr	32	24.0
		56	46.0			74	58.5
______________________

(1)
Other in the three months ended December 31, 2015 includes episodes delivered for Christina Milian Turned Up (Season 2), Flea Market Flip (Seasons 6 & 7), and Rocket Jump: The Show, among others. Other in the three months ended December 31, 2014 includes episodes delivered for Alaska: Battle on the Bay, Deal With It (Season 2), Deion's Family Playbook, and Flea Market Flip (Season 4).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended December 31, 2015 from House of Payne, Family Feud (Seasons 8 & 9), The Wendy Williams Show (Seasons 6 & 7), Celebrity Name Game (Season 2), and Anger Management, and from David Tutera's CELEBrations (Season 3), Ghost Hunters (Season 11), and Wicked Tuna (Season 5) as a result of the acquisition of Pilgrim Studios. In the three months ended December 31, 2014, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Family Feud (Seasons 7 & 8), The Wendy Williams Show (Season 6) and Celebrity Name Game.

Television Production - International Revenue
International revenue in the three months ended December 31, 2015 increased slightly as compared to the three months ended December 31, 2014, primarily driven by increased revenue from Orange Is the New Black (Season 4), offset by lower revenue from Anger Management and Nashville.

Television Production - Home Entertainment Revenue
The increase in home entertainment revenue is primarily due to an increase in packaged media revenue and digital media revenue in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended December 31, 2015 and 2014:

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$200.9	$93.1	$294.0	$170.0	$110.4	$280.4
Participation and residual expense	63.1	44.7	107.8	86.0	28.8	114.8
Other expenses	0.5	1.8	2.3	4.3	1.1	5.4
	$264.5	$139.6	$404.1	$260.3	$140.3	$400.6
Direct operating expenses as a percentage of segment revenues	52.3%	84.8%	60.3%	44.1%	87.0%	53.3%
Direct operating expenses of the Motion Pictures segment of $264.5 million for the three months ended December 31, 2015 were 52.3% of motion pictures revenue, compared to $260.3 million, or 44.1% of motion pictures revenue for the three months ended December 31, 2014. Direct operating expenses increased by $4.2 million, even though motion pictures revenue decreased in the current quarter, primarily due to higher direct operating expense as a percent of motion pictures revenues in the current quarter, as compared to the three months ended December 31, 2014. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the higher amortization rates of our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the current quarter, and in particular, The Hunger Games: Mockingjay - Part 2 and The Last Witch Hunter, as compared to the amortization rates of our Fiscal 2015 and Fiscal 2014 Theatrical Slates in the prior year's quarter, and in particular, The Hunger Games: Mockingjay - Part 1. Included in amortization expense are investment in film write-downs of approximately $3.1 million in the three months ended December 31, 2015, compared to approximately $13.5 million in the three months ended December 31, 2014. Other direct operating expenses in the three months ended December 31, 2015 decreased as compared to the three months ended December 31, 2014, primarily due to lower foreign exchange losses and a decrease in the provision for doubtful accounts.
Direct operating expenses of the Television Production segment of $139.6 million for the three months ended December 31, 2015 were 84.8% of television revenue, compared to $140.3 million, or 87.0%, of television revenue for the three months ended December 31, 2014. Direct operating expense in the current quarter includes $22.7 million related to Pilgrim Studios from the date of acquisition (i.e., November 12, 2015). Pilgrim Studios direct operating expense includes $3.6 million representing the amortization of the increase in the carrying value of the shows acquired to fair value as a result of the application of purchase accounting. Direct operating expenses excluding Pilgrim Studios decreased by $23.4 million due to a decrease in television production revenue (excluding Pilgrim Studios) and direct operating expense as a percent of revenue in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, including revenue from The Royals, Family Feud, The Wendy Williams Show and Orange Is The New Black. These decreases were offset partially by an increase attributable to a greater number of new television programs in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended December 31, 2015 and 2014:

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$131.2	$—	$131.2	$95.6	$—	$95.6
Home Entertainment	36.9	4.5	41.4	43.7	2.4	46.1
International(1)	20.2	2.7	22.9	21.6	3.3	24.9
Television and Other	3.5	4.1	7.6	2.0	2.8	4.8
	$191.8	$11.3	$203.1	$162.9	$8.5	$171.4
___________________

(1)	The three months ended December 31, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical prints and advertising (“P&A”) in the Motion Pictures segment in the three months ended December 31, 2015 of $131.2 million increased $35.6 million, compared to $95.6 million in the three months ended December 31, 2014. The increase was primarily driven by higher P&A spending in the three months ended December 31, 2015 on our theatrical slates, as a result of a greater number of wide releases requiring P&A in the current quarter, including P&A incurred for the wide release of Sicario in October 2015. In the three months ended December 31, 2015, approximately $15.2 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Dirty Grandpa, Norm of the North, and The Divergent Series: Allegiant. In the three months ended December 31, 2014, approximately $11.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Mortdecai, The Divergent Series: Insurgent, and The D.U.F.F.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended December 31, 2015 of $41.4 million decreased $4.7 million, or 10.2%, compared to $46.1 million in the three months ended December 31, 2014, primarily due to lower motion pictures home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 29.2% in the three months ended December 31, 2015, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 25.2% in the three months ended December 31, 2014. The increase in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to higher packaged media distribution and marketing costs relative to home entertainment revenue in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.
International distribution and marketing expenses in the Motion Pictures segment in the three months ended December 31, 2015 of $20.2 million decreased from $21.6 million in the three months ended December 31, 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$49.5	9.8%	$166.9	28.3%	$(117.4)	(70.3)%
Television Production	13.8	8.4	12.4	7.7	1.4	11.3%
	$63.3	9.4%	$179.3	23.9%	$(116.0)	(64.7)%
Gross segment contribution of the Motion Pictures segment for the three months ended December 31, 2015 of $49.5 million decreased $117.4 million, or 70.3%, as compared to the three months ended December 31, 2014. The decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is primarily due to lower motion pictures revenue, and higher direct operating expenses and distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for the three months ended December 31, 2015 of $13.8 million increased $1.4 million, as compared to $12.4 million for the three months ended December 31, 2014. The increase in gross segment contribution and gross contribution margin of the Television Production segment is due to an increase in television production revenue, lower direct operating expenses as a percentage of television production revenue, partially offset by slightly higher distribution and marketing expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$18.9	$18.7	$0.2	1.1%
Television Production	4.4	3.2	1.2	37.5%
Shared services and corporate expenses, excluding items below	16.9	23.6	(6.7)	(28.4)%
General and administrative expenses before items below:	40.2	45.5	(5.3)	(11.6)%
Share-based compensation expense	13.2	15.1	(1.9)	(12.6)%
Restructuring and other items	13.4	0.8	12.6	n/m
Purchase accounting and related adjustments	0.7	—	0.7	n/m
Start-up costs of new business initiatives	2.6	—	2.6	n/m
Total general and administrative expenses	$70.1	$61.4	$8.7	14.2%
Total general and administrative expenses as a percentage of revenue	10.5%	8.2%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments, and start-up costs of new business initiatives, as a percentage of revenue	6.0%	6.1%
Total General and Administrative Expenses
General and administrative expenses increased by $8.7 million, or 14.2%, as reflected in the table above and further discussed below.
General and administrative expenses of the Motion Pictures segment were comparable to the three months ended December 31, 2014.
General and administrative expenses of the Television Production segment increased $1.2 million, or 37.5% primarily due to increases in salaries and related expenses associated with the reorganization of our international sales operations.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments and start-up costs of new business initiatives decreased $6.7 million, or 28.4%, primarily due to a decrease in incentive compensation partially offset by an increase in other shared services and corporate expenses including rent and facilities costs.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$6.3	$7.5	$(1.2)	(16.0)%
Restricted share units and other share-based compensation	6.9	6.5	0.4	6.2%
Share appreciation rights	—	1.1	(1.1)	(100.0)%
	$13.2	$15.1	$(1.9)	(12.6)%

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the three months ended December 31, 2015 represent professional fees associated with certain strategic transactions including, among others, the acquisition of Pilgrim Studios and certain shareholder transactions, the costs related to the move of our international sales and distribution organization to the United Kingdom, and certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 9). Pursuant to the profit sharing provisions in the Pilgrim Studios operating agreement, the transactional costs of $7.7 million are included in net loss attributable to noncontrolling interest in our unaudited condensed consolidated statement of operations. Amounts in the three months ended December 31, 2014 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom.

Purchase accounting and related adjustments. Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount that is included in general and administrative expense (see Note 10).

Start-up costs of new business initiatives. Start-up costs of new business initiatives represent general and administrative expense associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $3.0 million in the three months ended December 31, 2015, compared to $1.7 million in the three months ended December 31, 2014.
Interest expense of $14.2 million for the three months ended December 31, 2015 increased $0.6 million, or 4.4%, from $13.6 million in the three months ended December 31, 2014. The following table sets forth the components of interest expense for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,
	2015	2014
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$1.3	$2.0
Convertible senior subordinated notes	0.6	0.8
5.25% Senior Notes	3.0	3.0
Term Loans	5.1	2.9
Other	1.9	1.9
	11.9	10.6
Non-Cash Based:
Amortization of discount and deferred financing costs	2.3	3.0
	$14.2	$13.6

Interest and other income was $0.5 million in the three months ended December 31, 2015, compared to $0.6 million in the three months ended December 31, 2014.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2015 and 2014:

	December 31, 2015	Three Months Ended
		December 31,
	Ownership Percentage	2015	2014
		(Amounts in millions)
EPIX(1)	31.2%	$12.8	$11.2
Pop(1)	50.0%	(0.1)	(1.1)
Other	Various	(1.9)	0.7
		$10.8	$10.8
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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.7 million for the three months ended December 31, 2014, with no comparable loss in the three months ended December 31, 2015.

Income Tax Provision (Benefit)
We had an income tax benefit of $45.1 million in the three months ended December 31, 2015, compared to an expense of $15.3 million in the three months ended December 31, 2014. In the quarter ended December 31, 2015, we determined that a small change in our estimated pretax results for the year ended March 31, 2016 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $45.1 million based on the actual taxes attributable to our year-to-date earnings. This tax benefit is primarily related to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate in addition to the tax deductions generated by our capital structure.
Our effective tax rate differs from the federal statutory rate and has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2016 as compared to fiscal 2015.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders
Net income attributable to our shareholders for the three months ended December 31, 2015 was $40.7 million, or basic net income per common share of $0.27 on 149.5 million weighted average common shares outstanding and diluted net income per common share of $0.26 on 159.4 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended December 31, 2014 of $98.2 million, or basic net income per common share of $0.70 on 140.0 million weighted average common shares outstanding and diluted net income per common share of $0.65 on 151.7 million weighted average common shares outstanding.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the nine months ended December 31, 2015 and 2014. Due to the acquisition of Pilgrim Studios, the results of operations for the

Television Production segment for the nine months ended December 31, 2015 includes revenues of $22.9 million and direct operating expenses of $22.7 million from Pilgrim Studios from the acquisition date of November 12, 2015 through December 31, 2015 (see Note 9).

	Nine Months Ended
	December 31,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$1,135.1		$1,320.0		$(184.9)	(14.0)%
Television Production	421.1		433.5		(12.4)	(2.9)%
	$1,556.2		$1,753.5		$(197.3)	(11.3)%
Direct operating expenses
Motion Pictures	$580.7	51.2%	$583.8	44.2%	$(3.1)	(0.5)%
Television Production	346.5	82.3	362.0	83.5	(15.5)	(4.3)%
	$927.2	59.6%	$945.8	53.9%	$(18.6)	(2.0)%
Distribution and marketing
Motion Pictures	$399.2	35.2%	$396.6	30.0%	$2.6	0.7%
Television Production	29.0	6.9	25.1	5.8	3.9	15.5%
	$428.2	27.5%	$421.7	24.0%	$6.5	1.5%
Gross segment contribution
Motion Pictures	$155.3	13.7%	$339.6	25.7%	$(184.3)	(54.3)%
Television Production	45.5	10.8	46.4	10.7	(0.9)	(1.9)%
	$200.8	12.9%	$386.0	22.0%	$(185.2)	(48.0)%
_________________________________________

(1)
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$388.7	$458.1	$(69.4)	(15.1)%
Television Production	36.3	30.4	5.9	19.4%
	$425.0	$488.5	$(63.5)	(13.0)%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the nine months ended December 31, 2015 and 2014.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$232.5	$273.9	$(41.4)	(15.1)%
Home Entertainment	388.7	458.1	(69.4)	(15.1)%
Television	156.9	211.1	(54.2)	(25.7)%
International(1)	332.7	345.7	(13.0)	(3.8)%
Other	24.3	31.2	(6.9)	(22.1)%
	$1,135.1	$1,320.0	$(184.9)	(14.0)%
_________________________________

(1)
The nine months ended December 31, 2014 includes a reclassification of Lionsgate UK (previously presented separately) amounting to $130.0 million to the International line item, in order to be consistent with the current fiscal year classification.

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and titles released in other product categories that represented a significant portion of revenue for the nine months ended December 31, 2015 and 2014, respectively:

Nine Months Ended December 31,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Hunger Games: Mockingjay - Part 2	November 2015	The Hunger Games: Mockingjay - Part 1	November 2014
Love the Coopers	November 2015	John Wick	October 2014
The Last Witch Hunter	October 2015	Addicted*	October 2014*
Freeheld*	October 2015*	The Expendables 3	August 2014
Sicario**	September 2015*	Step Up All In	August 2014
Shaun the Sheep Movie	August 2015	The Quiet Ones	April 2014
American Ultra	August 2015	Draft Day	April 2014
The Age of Adaline	April 2015
Child 44*	April 2015*
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
The Hunger Games: Mockingjay - Part 1	November 2014	The Hunger Games: Catching Fire	November 2013
Managed Brands(1):		Managed Brands(1):
Love & Mercy	June 2015	A Most Wanted Man	August 2014
Other Feature Film(2):		Other Feature Film(2):
Un Gallo Con Muchos Huevos	September 2015	Cantinflas	August 2014
 ___________________
* Limited release
** Initially a limited release through September 30, 2015, with a wide release in October 2015.

(1)	Managed Brands represents Direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases.

(2)	Other Feature Film includes certain specialty theatrical releases and other titles.
Theatrical revenue of $232.5 million decreased $41.4 million, or 15.1%, in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, primarily due to the performance of our theatrical slate titles, as listed in the table above, and in particular, the lower box office generated from The Hunger Games: Mockingjay - Part 2 and The

Divergent Series: Insurgent as compared to The Hunger Games: Mockingjay - Part 1 and Divergent in the prior year's period. To a lesser extent, the decrease was also driven by the limited releases of Child 44 and Freeheld in the current period, and while The Age of Adaline had a strong performance at the box office, under the terms of our distribution arrangement, we record only our distribution fee as theatrical revenue.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment from our theatrical slates in the nine months ended December 31, 2015 and 2014, in addition to titles from our theatrical slates and other product categories which contributed a significant amount of revenue in the current and prior year's period, respectively:

Nine Months Ended December 31,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
American Ultra	November 2015	The Expendables 3	November 2014
Shaun the Sheep	November 2015	Step Up All In	November 2014
Age of Adaline	September 2015	Draft Day	September 2014
Child 44	August 2015	The Quiet Ones	August 2014
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	August 2015	Tyler Perry's A Madea Christmas	November 2014
The D.U.F.F.	June 2015	Divergent	August 2014
Mortdecai	May 2015	The Single Moms Club	July 2014
The Hunger Games: Mockingjay - Part 1	March 2015	I, Frankenstein	May 2014
John Wick	February 2015	The Legend of Hercules	April 2014
		The Hunger Games: Catching Fire	March 2014
The following table sets forth the components of home entertainment revenue by product category for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015			2014			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues
Fiscal 2016 Theatrical Slate	$21.7	$11.0	$32.7	$—	$—	$—	$32.7
Fiscal 2015 Theatrical Slate	61.1	64.2	125.3	39.3	12.2	51.5	73.8
Fiscal 2014 Theatrical Slate	12.3	6.0	18.3	98.5	80.1	178.6	(160.3)
Prior Theatrical Slates	21.4	17.7	39.1	31.2	16.1	47.3	(8.2)
Total Theatrical Slates	116.5	98.9	215.4	169.0	108.4	277.4	(62.0)
Managed Brands	106.9	56.1	163.0	115.6	52.8	168.4	(5.4)
Other Feature Film	6.5	3.8	10.3	6.9	5.4	12.3	(2.0)
	$229.9	$158.8	$388.7	$291.5	$166.6	$458.1	$(69.4)
  ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.
Home entertainment revenue of $388.7 million decreased $69.4 million, or 15.1%, in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. The decrease was primarily driven by our theatrical slates, due to the performance of the titles released on packaged media from our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the

nine months ended December 31, 2015 (as listed in the table above), compared to the revenue from the titles released on packaged media from our Fiscal 2015 and Fiscal 2014 Theatrical Slates in the nine months ended December 31, 2014 (as listed in the table above). In particular, significant home entertainment revenues were generated in the prior year's period from Divergent, which compared to lower home entertainment revenues in the current period from The Divergent Series: Insurgent. The decrease was also, to a lesser extent, driven by the fewer titles released on packaged media from our theatrical slates in the current period (seven) as compared to the prior year's period (nine). Additionally, Managed Brands decreased $5.4 million in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the nine months ended December 31, 2015 and 2014:

Nine Months Ended December 31,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
John Wick	Divergent
The Divergent Series: Insurgent	Ender's Game
The Expendables 3	Red 2
The Hunger Games: Mockingjay - Part 1	The Hunger Games: Catching Fire
The Legend of Hercules
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 2	The Hunger Games
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of television revenue by product category for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues
Fiscal 2015 Theatrical Slate	$58.0	$2.1	$55.9	n/m
Fiscal 2014 Theatrical Slate	7.3	88.5	(81.2)	(91.8)%
Prior Theatrical Slates	62.5	88.6	(26.1)	(29.5)%
Total Theatrical Slates	127.8	179.2	(51.4)	(28.7)%
Managed Brands	25.1	27.0	(1.9)	(7.0)%
Other Feature Film	4.0	4.9	(0.9)	(18.4)%
	$156.9	$211.1	$(54.2)	(25.7)%
___________________
n/m- Percentage not meaningful
Television revenue decreased in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, due primarily to the fewer number of titles with television windows opening in the period from our smaller Fiscal 2015 Theatrical Slate as compared to our Fiscal 2014 Theatrical Slate, and the lower revenue generated from those titles. The decrease was also due to lower revenue in the current period from our Prior Theatrical Slates, largely driven by a significant contribution from The Hunger Games in the prior year's period.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the nine months ended December 31, 2015 and 2014:

Nine Months Ended December 31,
2015	2014
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Child 44	Step Up All In
The Hunger Games: Mockingjay - Part 2	The Hunger Games: Mockingjay - Part 1
The Last Witch Hunter
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Mortdecai	Divergent
The Divergent Series: Insurgent	The Hunger Games: Catching Fire
The Hunger Games: Mockingjay - Part 1
The following table sets forth the components of international revenue by product category for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Fiscal 2016 Theatrical Slate	$121.9	$—	$121.9	n/m
Fiscal 2015 Theatrical Slate	92.7	100.8	(8.1)	(8.0)%
Fiscal 2014 Theatrical Slate	11.1	94.7	(83.6)	(88.3)%
Prior Theatrical Slates	30.5	61.5	(31.0)	(50.4)%
Total Theatrical Slates	256.2	257.0	(0.8)	(0.3)%
UK Third Party Product(2)	50.8	53.5	(2.7)	(5.0)%
Managed Brands	14.9	18.7	(3.8)	(20.3)%
Other Feature Film	10.8	16.5	(5.7)	(34.5)%
	$332.7	$345.7	$(13.0)	(3.8)%
___________________
n/m - Percentage not meaningful.

(1)
Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification. Specifically, Lionsgate UK revenues in the nine months ended December 31, 2014 of $130.0 million, which were previously separately presented, have been combined within our international revenue product categories.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue decreased in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, primarily due to lower revenue from our Prior Theatrical Slates category, which included significant contributions from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 1 and The Twilight Saga: Breaking Dawn - Part 2 in the prior year's period, which was mostly offset by a higher contribution from our Fiscal 2016 Theatrical Slate due to a greater number of titles generating revenue in the nine months ended December 31, 2015, as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in the nine months ended December 31, 2014. Additionally, international revenue from Other Feature Film decreased $5.7 million, and international revenue from Managed Brands decreased $3.8 million.
Motion Pictures — Other Revenue

Other revenue included in motion pictures revenue decreased in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, primarily due to a licensing arrangement made in the prior year's period.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$267.8	$306.8	$(39.0)	(12.7)%
International	111.8	91.6	20.2	22.1%
Home Entertainment Revenue
Digital	25.4	21.2	4.2	19.8%
Packaged Media	10.9	9.2	1.7	18.5%
Total Home Entertainment Revenue	36.3	30.4	5.9	19.4%
Other	5.2	4.7	0.5	10.6%
	$421.1	$433.5	$(12.4)	(2.9)%

Television Production - Domestic Television
Domestic television revenue decreased in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, primarily due to a decrease in television episodes delivered in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, and in particular significant revenue in the prior year's period from Mad Men - Season 7, which was partially offset by television revenue of $22.9 million from the November 12, 2015 acquisition of Pilgrim Studios. Television episodes delivered for original exhibition during the nine months ended December 31, 2015 and 2014 included the episode deliveries as shown in the table below:

		Nine Months Ended				Nine Months Ended
		December 31, 2015				December 31, 2014
		Episodes	Hours			Episodes	Hours
Casual	1/2hr	10	5.0	Anger Management	1/2hr	35	17.5
Manhattan - Season 2	1hr	10	10.0	Ascension	1hr	6	6.0
Monica the Medium	1hr	10	10.0	Houdini	1hr	4	4.0
Nashville - Season 3	1hr	5	5.0	Mad Men - Season 7	1hr	11	11.0
Nashville - Season 4	1hr	10	10.0	Manhattan - Season 1	1hr	13	13.0
Orange Is The New Black - Season 3	1hr	1	1.0	Nashville - Season 2	1hr	3	3.0
Orange Is The New Black - Season 4	1hr	6	6.0	Nashville - Season 3	1hr	10	10.0
The Royals - Season 2	1hr	10	10.0	Orange Is The New Black - Season 3	1hr	10	10.0
Other(1)	1/2hr & 1hr	56	37.0	Rosemary's Baby	1hr	4	4.0
				Other(1)	1/2hr & 1hr	63	39.5
		118	94.0			159	118.0
___________________

(1)
Other in the nine months ended December 31, 2015 includes episodes delivered for Christina Milian Turned Up (Season 2), Deadbeat (Season 2), Deion's Family Playbook, DeSean Jackson: Home Team (Season 1), Flea Market Flip (Seasons 6 & 7), Rocket Jump: The Show, among others. Other in the nine months ended December 31, 2014 includes episodes delivered for Alaska: Battle on the Bay, Deal With It (Season 2), Flea Market Flip (Season 4), Partners, and Way Out West.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the nine months ended December 31, 2015 from Family Feud (Seasons 8 & 9), The Wendy Williams Show (Season 6), House of Payne,

Celebrity Name Game, and Anger Management. In the nine months ended December 31, 2014, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Are We There Yet, House of Payne, Family Feud (Seasons 7 & 8), Meet The Browns, and The Wendy Williams Show (Season 5).

Television Production - International Revenue
International revenue in the nine months ended December 31, 2015 increased as compared to the nine months ended December 31, 2014, primarily driven by a significant contribution of revenue from Orange Is The New Black (Seasons 1, 2, 3 & 4) in the nine months ended December 31, 2015, partially offset by decreases in revenues from Anger Management, Mad Men, and to a lesser extent, Nashville.
Television Production - Home Entertainment Revenue
The increase in home entertainment revenue is primarily due to an increase in digital media revenue, largely driven by revenues from The Royals (Season 1), Blue Mountain State (Seasons 1,2 & 3), and Mad Men (Season 7) in the current period, compared to revenues from Manhattan (Season 1) in the prior year's period, and a slight increase in packaged media revenue in the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended			Nine Months Ended
	December 31, 2015			December 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$421.0	$234.3	$655.3	$376.7	$262.8	$639.5
Participation and residual expense	159.0	108.4	267.4	201.1	98.1	299.2
Other expenses	0.7	3.8	4.5	6.0	1.1	7.1
	$580.7	$346.5	$927.2	$583.8	$362.0	$945.8
Direct operating expenses as a percentage of segment revenues	51.2%	82.3%	59.6%	44.2%	83.5%	53.9%

Direct operating expenses of the Motion Pictures segment of $580.7 million for the nine months ended December 31, 2015 were 51.2% of motion pictures revenue, compared to $583.8 million, or 44.2% of motion pictures revenue for the nine months ended December 31, 2014. Direct operating expenses decreased by only $3.1 million, even though motion pictures revenue decreased by $184.9 million, primarily due to higher direct operating expense as a percent of motion pictures revenue in the current period, as compared to the nine months ended December 31, 2014. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the higher amortization rates of our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the current period, and in particular, The Hunger Games: Mockingjay - Part 2 and to a lesser extent, The Divergent Series: Insurgent, as compared to the amortization rates of our Fiscal 2015 and Fiscal 2014 Theatrical Slates in the prior year's period, and in particular, The Hunger Games: Mockingjay - Part 1 and to a lesser extent, Divergent. Included in amortization expense is investment in film write-downs of approximately $11.6 million in the nine months ended December 31, 2015, compared to approximately $16.9 million in the nine months ended December 31, 2014. Other direct operating expenses in the nine months ended December 31, 2015 decreased as compared to the nine months ended December 31, 2014, primarily due to lower foreign exchange losses, offset partially by an increase in the provision for doubtful accounts.
Direct operating expenses of the Television Production segment of $346.5 million for the nine months ended December 31, 2015 were 82.3% of television revenue, compared to $362.0 million, or 83.5%, of television revenue for the nine months ended December 31, 2014. Direct operating expense in the current period includes $22.7 million related to Pilgrim Studios from the date of acquisition (i.e., November 12, 2015). Pilgrim Studios direct operating expense includes $3.6 million representing the amortization of the increase in the carrying value of the shows acquired to fair value as a result of the application of purchase accounting. Direct operating expenses excluding Pilgrim Studios decreased by $38.2 million, due to a decrease in television production revenue (excluding Pilgrim Studios) and direct operating expenses as a percent of revenue in the nine months ended

December 31, 2015, as compared to the nine months ended December 31, 2014. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, including revenue from The Royals, Family Feud, The Wendy Williams Show, and Orange Is The New Black. These decreases were offset partially by an increase attributable to a greater number of new television programs in the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended			Nine Months Ended
	December 31, 2015			December 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$242.9	$—	$242.9	$208.5	$—	$208.5
Home Entertainment	97.6	7.9	105.5	118.2	5.6	123.8
International(1)	47.7	10.1	57.8	64.6	9.4	74.0
Television and Other	11.0	11.0	22.0	5.3	10.0	15.3
	$399.2	$29.0	$428.2	$396.6	$25.0	$421.6
___________________

(1)	The nine months ended December 31, 2014 includes certain reclassifications to be consistent with the current fiscal year classification, primarily related to Lionsgate UK.
The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the nine months ended December 31, 2015 of $242.9 million increased $34.4 million, compared to $208.5 million in the nine months ended December 31, 2014. The increase was primarily driven by higher P&A spending on our wide releases from our theatrical slates in the nine months ended December 31, 2015. In the nine months ended December 31, 2015, approximately $17.9 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Dirty Grandpa, Norm of the North, and The Divergent Series: Allegiant. In the nine months ended December 31, 2014, approximately $16.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Mortdecai, The Divergent Series: Insurgent, and The D.U.F.F.
Home entertainment distribution and marketing costs on motion pictures and television product in the nine months ended December 31, 2015 of $105.5 million decreased $18.3 million, or 14.8%, compared to $123.8 million in the nine months ended December 31, 2014, primarily due to lower motion pictures home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 24.8% in the nine months ended December 31, 2015, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 25.3% in the nine months ended December 31, 2014.
International distribution and marketing expenses in the motion pictures segment in the nine months ended December 31, 2015 of $47.7 million decreased from $64.6 million in the nine months ended December 31, 2014.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses. The following table sets forth gross segment contribution for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2015	% of Segment Revenues	2014	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$155.3	13.7%	$339.6	25.7%	$(184.3)	(54.3)%
Television Production	45.5	10.8	46.4	10.7	(0.9)	(1.9)%
	$200.8	12.9%	$386.0	22.0%	$(185.2)	(48.0)%
Gross segment contribution of the Motion Pictures segment for the nine months ended December 31, 2015 of $155.3 million decreased $184.3 million, or 54.3%, as compared to the nine months ended December 31, 2014. The decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is due to lower motion pictures revenue, higher direct operating expenses as a percentage of motion pictures revenue, and to a lesser extent, higher distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for the nine months ended December 31, 2015 of $45.5 million decreased $0.9 million, or 1.9%, as compared to the nine months ended December 31, 2014. The slight decrease in gross segment contribution of the Television Production segment is due to a decrease in television production revenue and slightly higher distribution and marketing expenses as a percentage of television production revenue, offset partially by slightly lower direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$55.8	$54.3	$1.5	2.8%
Television Production	13.3	10.1	3.2	31.7%
Shared services and corporate expenses, excluding items below	60.5	66.7	(6.2)	(9.3)%
General and administrative expenses before items below:	129.6	131.1	(1.5)	(1.1)%
Share-based compensation expense	47.5	48.9	(1.4)	(2.9)%
Restructuring and other items	17.6	7.0	10.6	151.4%
Purchase accounting and related adjustments	0.7	—	0.7	n/m
Start-up costs of new business initiatives	3.0	—	3.0	n/m
Total general and administrative expenses	$198.4	$187.0	$11.4	6.1%
Total general and administrative expenses as a percentage of revenue	12.7%	10.7%
General and administrative expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments, and start-up costs of new business initiatives, as a percentage of revenue	8.3%	7.5%

Total General and Administrative Expenses
General and administrative expenses increased by $11.4 million, or 6.1%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $1.5 million, or 2.8%, primarily due to increases in salaries and related expenses partially offset by decreases in other general and administrative expenses including rent and facilities costs.

General and administrative expenses of the Television Production segment increased $3.2 million, or 31.7%, primarily due to increases in salaries and related expenses associated with the reorganization of our international sales operations.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments and start-up costs of new business initiatives decreased $6.2 million, or 9.3%, primarily due to a decrease in incentive compensation partially offset by increases in professional fees and other shared services and corporate expenses including rent and facilities costs.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$25.8	$25.6	$0.2	0.8%
Restricted share units and other share-based compensation	21.4	19.5	1.9	9.7%
Share appreciation rights	0.3	3.8	(3.5)	(92.1)%
	$47.5	$48.9	$(1.4)	(2.9)%

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the nine months ended December 31, 2015 represent professional fees associated with certain strategic transactions including, among others, the acquisition of Pilgrim Studios and certain shareholder transactions, the costs related to the move of our international sales and distribution organization to the United Kingdom, and certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 9). Pursuant to the profit sharing provisions in the Pilgrim Studios operating agreement, the transactional costs of $7.7 million are included in net loss attributable to noncontrolling interest in our unaudited condensed consolidated statement of operations. In addition, amounts in the nine months ended December 31, 2015 include pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan in which the Company is no longer participating. Amounts in the nine months ended December 31, 2014 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom. In addition, amounts in the nine months ended December 31, 2014 include severance costs associated with the integration of the marketing operations of the Company's Lionsgate and Summit film labels, of which approximately $1.2 million are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 12).

Purchase accounting and related adjustments. Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount that is included in general and administrative expense (see Note 10).

Start-up costs of new business initiatives. Start-up costs of new business initiatives represent general and administrative expense associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms.

Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $7.3 million for the nine months ended December 31, 2015 increased $2.6 million from $4.7 million in the nine months ended December 31, 2014.
Interest expense of $39.4 million in the nine months ended December 31, 2015 decreased $0.2 million from the nine months ended December 31, 2014. The following table sets forth the components of interest expense for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.2	$5.2
Convertible senior subordinated notes	1.7	2.7
5.25% Senior Notes	8.9	8.9
Term Loans	15.1	8.6
Other	3.6	4.2
	32.5	29.6
Non-Cash Based:
Amortization of discount and deferred financing costs	6.9	10.0
	$39.4	$39.6
Interest and other income was $1.7 million in the nine months ended December 31, 2015, compared to $2.2 million in the nine months ended December 31, 2014.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2015 and 2014:

	December 31, 2015	Nine Months Ended
		December 31,
	Ownership Percentage	2015	2014
		(Amounts in millions)
EPIX(1)	31.2%	$34.1	$27.4
Pop(1)	50.0%	0.6	(4.7)
Other(2)	Various	(5.3)	14.6
		$29.4	$37.3
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

(2)
On April 14, 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on sale of $11.4 million in the nine months ended December 31, 2015 included in our other equity method investments income shown above. See Note 3 to our unaudited condensed consolidated financial statements.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.3 million for the nine months ended December 31, 2014, with no comparable loss for the nine months ended December 31, 2015.

Income Tax Provision (Benefit)

We had an income tax benefit of $44.4 million in the nine months ended December 31, 2015, compared to an expense of $30.9 million in the nine months ended December 31, 2014. In the quarter ended December 31, 2015, we determined that a small change in our estimated pretax results for the year ended March 31, 2016 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $44.4 million based on the actual taxes attributable to our year-to-date earnings. This tax benefit is primarily related to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate in addition to the tax deductions generated by our capital structure.
Our effective tax rate differs from the federal statutory rate and has changed from the prior period and could fluctuate significantly in the future, as our effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2016 as compared to fiscal 2015.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders
Net income attributable to our shareholders for the nine months ended December 31, 2015 was $39.3 million, or basic and diluted net income per common share of $0.26 on 148.5 million and 154.4 million weighted average common shares outstanding, respectively. This compares to net income attributable to our shareholders for the nine months ended December 31, 2014 of $162.2 million, or basic net income per common share of $1.17 on 138.6 million weighted average common shares outstanding and diluted net income per common share of $1.10 on 151.7 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at December 31, 2015 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $89.2 million, which may require the use of cash in the event the holders of the noncontrolling interests put their interests to the Company.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $218.0 million of our common shares have been purchased, leaving approximately $250.0 million of authorized potential purchases. Of the purchased shares, 0.3 million of our common shares were purchased for an aggregate price of $7.9 million (weighted average repurchase price of $29.48) during the period from January 1, 2016 to January 13, 2016. The remaining $250.0 million of our common shares may be purchased from time to time at the Company's discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.
Dividends. On December 11, 2015, our Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on February 5, 2016, to shareholders of record as of December 31, 2015. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $13.6 million for the nine months ended December 31, 2015 and did not change significantly for the nine months ended December 31, 2014, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the nine months ended December 31, 2015 and 2014 were as follows:

	Nine Months Ended
	December 31,
	2015	2014	Net Change
	(Amounts in thousands)
Operating income (loss)	$(4,843)	$194,421	$(199,264)
Amortization of films and television programs	655,288	639,472	15,816
Non-cash share-based compensation	47,399	48,691	(1,292)
Cash interest	(32,561)	(29,546)	(3,015)
Current income tax provision	(10,292)	(19,622)	9,330
Other non-cash charges included in operating activities	9,677	14,661	(4,984)
Cash flows from operations before changes in operating assets and liabilities	664,668	848,077	(183,409)

Changes in operating assets and liabilities:
Accounts receivable, net	(36,663)	(94,803)	58,140
Investment in films and television programs	(771,255)	(815,469)	44,214
Other changes in operating assets and liabilities	32,699	(100,846)	133,545
Changes in operating assets and liabilities	(775,219)	(1,011,118)	235,899
Net Cash Flows Used In Operating Activities	$(110,551)	$(163,041)	$52,490
Cash flows used in operating activities for the nine months ended December 31, 2015 were $110.6 million compared to $163.0 million for the nine months ended December 31, 2014. The decrease in cash used in operating activities for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 is primarily due to decreases in investment in films and television programs production activity, increases from changes in other operating assets and liabilities primarily driven by increases in participations and residuals, lower decreases in accounts receivable, accounts payable and accrued liabilities, partially offset by lower operating income (loss) as compared to the nine months ended December 31, 2014.

Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2015 and 2014 were as follows:

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands)
Proceeds from the sale of equity method investees	$—	$14,575
Investment in equity method investees	(3,954)	(14,750)
Purchase of Pilgrim Studios, net of cash acquired of $15,816	(126,892)	—
Purchases of property and equipment	(13,680)	(11,293)
Other investing activities	(750)	(2,000)
Net Cash Flows Used In Investing Activities	$(145,276)	$(13,468)
Cash used in investing activities of $145.3 million for the nine months ended December 31, 2015 compared to $13.5 million for the nine months ended December 31, 2014, as reflected above. The change was primarily due to cash used for the purchase of Pilgrim Studios of $126.9 million, net of cash acquired in the nine months ended December 31, 2015. In addition, the nine months ended December 31, 2014 included proceeds from the sale of equity method investees, due to the sale of our interest in FEARnet, with no comparable proceeds in the nine months ended December 31, 2015. These were partially offset by lower investments in equity method investees in the current period as compared to the prior year's period, primarily related to investments in Pop ($0.8 million in the current period compared to $10.5 million in the prior year's period) (see Note 3 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by financing activities for the nine months ended December 31, 2015 and 2014 were as follows:

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$238,000	$681,500
Senior revolving credit facility - repayments	(238,000)	(618,619)
Net proceeds from senior revolving credit facility	—	62,881

Term Loan - borrowings, net of deferred financing costs of $964	24,036	—
Convertible senior subordinated notes - repurchases	(5)	(16)
Net proceeds from corporate debt	24,031	62,865

Production loans - borrowings	509,569	533,781
Production loans - repayments	(240,565)	(261,868)
Net proceeds from production loans	269,004	271,913

Repurchase of common shares	—	(129,859)
Other financing activities	(50,791)	(27,304)
Net Cash Flows Provided By Financing Activities	$242,244	$177,615
Cash flows provided by financing activities of $242.2 million for the nine months ended December 31, 2015 increased from $177.6 million for the nine months ended December 31, 2014. Cash flows provided by financing activities for the nine months ended December 31, 2015 primarily reflects production loan borrowings in order to fund productions and production loan repayments, and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $33.9 million and tax withholding of $22.9 million required on equity awards offset by the proceeds from the exercise of stock options.
Cash flows provided by financing activities for the nine months ended December 31, 2014 primarily reflects net borrowings under production loans of $271.9 million, and net proceeds from our senior revolving credit facility of $62.9 million, offset by cash used for share repurchases and other financing activities which includes dividend payments and tax withholding required on equity awards.

Corporate Debt

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of December 31, 2015 and March 31, 2015 were as follows:

	Maturity Date	Conversion Price Per Share as of December 31, 2015	Principal Amounts Outstanding
			December 31,	March 31,
			2015	2015
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$—	$—
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	400,000	375,000
Principal amounts of convertible senior subordinated notes
April 2009 3.625% Notes	N/A	N/A	—	16,167
January 2012 4.00% Notes	January 2017	$10.30	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.44	60,000	60,000
			$726,850	$718,017
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit, if any. At December 31, 2015, there was $800.0 million available (March 31, 2015 — $800.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of December 31, 2015, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of certain restrictions and covenants, and as of December 31, 2015, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of certain restrictions and covenants, and as of December 31, 2015, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Convertible Senior Subordinated Notes Conversions. During the nine months ended December 31, 2015 and 2014, there were various conversions of our convertible senior subordinated notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 5 to our unaudited condensed consolidated financial statements for detailed information by debt instrument):

	Nine Months Ended
	December 31,
	2015	2014
	(Amounts in thousands, except share amounts)
Principal amount converted	$16,162	$24,145
Common shares issued upon conversion	1,983,058	2,938,533
Weighted average conversion price per share	$8.15	$8.22

Production Loans
The amounts outstanding under our production loans as of December 31, 2015, and March 31, 2015 were as follows:

	December 31,	March 31,
	2015	2015
	(Amounts in thousands)

Production loans(1)	$869,948	$600,944
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.35% to 3.85%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2015:

	Three Months Ended March 31,	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of December 31, 2015 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes	—	—	—	225,000	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	158,930	712,172	23,600	1,000	—	—	895,702
Principal amounts of convertible senior subordinated notes	—	41,850	—	60,000	—	—	101,850
	158,930	754,022	23,600	286,000	—	400,000	1,622,552
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	145,582	148,493	177,850	2,745	—	—	474,670
Interest payments(3)	11,743	34,237	32,563	26,281	20,000	42,444	167,268
Operating lease commitments	3,249	12,705	12,478	12,822	13,164	48,069	102,487
Other contractual obligations	22,635	52,994	26,618	9,420	2,100	1,964	115,731
	183,209	248,429	249,509	51,268	35,264	92,477	860,156
Total future commitments under contractual obligations (4)	$342,139	$1,002,451	$273,109	$337,268	$35,264	$492,477	$2,482,708
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

(4)
Not included in the amounts above are $89.2 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $33.5 million at December 31, 2015 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2015 and March 31, 2015 was $1.3 billion and $1.1 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2015, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 11 months from December 31, 2015):

December 31, 2015
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.9	in exchange for	$1.0	£0.93
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Euro	€3.4	in exchange for	$3.8	€0.89
Canadian Dollar	C$49.2	in exchange for	$37.5	C$1.31
Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2015 were losses, net of tax, of $1.3 million and gains, net of tax, of $1.7 million, respectively (2014 - gains, net of tax, of $0.3 million and $0.7 million, respectively), and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2015 were less than $0.1 million (three and nine months ended December 31, 2014 - nil and $0.4 million) and are included in direct operating expenses in the consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of December 31, 2015, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.35% to 3.85% and applicable margins ranging from 2.25% over the one, two, or three-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $2.2 million in additional costs capitalized to the respective film or television asset.

At December 31, 2015, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $724.5 million, and an estimated fair value of $723.2 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $22.7 million and $24.0 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2015:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	December 31, 2015
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Production loans(2)	138,099	710,249	21,600	—	—	—	869,948	869,948
Average Interest Rate	3.63%	3.54%	3.60%	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	—	225,000	—	—	225,000	231,750
Average Interest Rate	—	—	—	5.25%	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	396,500
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	—	41,850	—	—	—	—	41,850	41,707
Average Interest Rate	—	4.00%	—	—	—	—
April 2013 1.25% Notes	—	—	—	60,000	—	—	60,000	53,218
Average Interest Rate	—	—	—	1.25%	—	—
	$138,099	$752,099	$21,600	$285,000	$—	$400,000	$1,596,798	$1,593,123
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.35% to 3.85%.

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
As of December 31, 2015, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting

On November 12, 2015, we purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Studios") and, as a result, we have begun integrating the processes, systems and controls relating to Pilgrim Studios into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of Pilgrim Studios, there has been no such change during the period covered by this report.

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

For a discussion of certain claims and legal proceedings, see Note 16 - Contingencies to our unaudited consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

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

As of December 31, 2015, our corporate debt was $726.9 million (carrying value - $724.9 million). In addition, our production loan obligations were $869.9 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At December 31, 2015, we have no borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of January 8, 2016, five of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, FMR, LLC, Capital World Investors and JANA Partners LLC, and their respective affiliates, beneficially owned approximately 20.1%, 5.9%, 5.8%, 5.7% and 4.8%, respectively, of our outstanding common shares.

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

As of January 8, 2016, five of our shareholders beneficially owned an aggregate of 63,515,049 of our common shares, or approximately 42.3% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 20.1% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these five shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of January 8, 2016, approximately 37.5% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed resale registration statements to enable certain shareholders who received our common shares in connection with acquisitions and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $218.0 million of our common shares have been purchased, leaving approximately $250.0 million of authorized potential purchases. The remaining $250.0 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.

During the period from the authorization date through January 13, 2016, 5,610,064 common shares have been repurchased at a cost of approximately $152.7 million, including commission costs. The share repurchase program has no expiration date.

The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	$89,931,883
November 1, 2015 - November 31, 2015	—	$—	—	$89,931,883
December 1, 2015 - December 31, 2015	—	$—	—	$89,931,883
Total	—	$—	—	$89,931,883

Additionally, during the three months ended December 31, 2015, 97,128 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.108 (4)
Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC

10.109 (5)
Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC

10.110 (6)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited
10.111 (7)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.
10.112 (8)	Amendment No. 2 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated November 12, 2015
10.113 (9)
Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.

10.114 (10)*	Employment Agreement between Lions Gate Films, Inc. and Brian Goldsmith dated November 13, 2015
10.115 (11)*	Employment Agreement between Lions Gate Entertainment, Inc. and Wayne Levin dated November 13, 2015
10.116 x
Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(5)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(6)	Incorporated by reference as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(7)	Incorporated by reference as Exhibit 10.4 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(8)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 12, 2015.

(9)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on November 13, 2015.

(10)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

(11)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

*	Management contract or compensatory plan or arrangement

x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 4, 2016		Title:	Duly Authorized Officer and Chief Financial Officer