Form 10-K
period 2016-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2016-05-25
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No.: 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor Vancouver, British Columbia V6C 3R8	2700 Colorado Avenue Santa Monica, California 90404
(877) 848-3866	(310) 449-9200
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,650,313,330, based on the closing sale price as reported on the New York Stock Exchange.
As of May 23, 2016, 147,227,797 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III.

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, technological changes and other trends affecting the entertainment industry, and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I
ITEM 1. BUSINESS.
Overview

Lionsgate is a premier next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, international distribution and sales, branded channel platforms, interactive ventures and games, and location-based entertainment.

Although our business is both global and diverse, we classify our operations through two reporting segments: Motion Pictures and Television Production.

Motion Pictures

Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the United States and through a sub-distributor in Canada).

•
Home Entertainment. Home entertainment revenues are derived from the sale and rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.

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

•
Motion Pictures-Other. Other revenues are derived from, among others, our interactive ventures and games division, our global franchise management and strategic partnerships division (which includes location-based entertainment), the sales and licensing of music from the theatrical exhibition of our films and the television broadcasts of our productions, and from the licensing of our films and television programs to ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of one-hour and half-hour scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
International. International revenues are derived from the licensing and syndication to international markets of one-hour and half-hour scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs.

•
Television Production-Other. Other revenues are derived from, among others, product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to ancillary markets.

Segment Revenue

For the year ended March 31, 2016, contributions to the Company’s consolidated revenues from its reporting segments included Motion Pictures 71.5% and Television Production 28.5%.

Within the Motion Pictures segment, revenues were generated from the following: Theatrical 18.7%, Home Entertainment 34.6%, Television 12.2%, International 32.7% and Motion Pictures-Other 1.8%.

Within the Television Production segment, revenues were generated from the following: Domestic Television 62.0%, International 28.4%, Home Entertainment 9.0% and Television Production-Other 0.6%.

Business Strategy

We continue to grow and diversify our portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of product, by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to our business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate significant long-term value for our shareholders.

Motion Pictures - Theatrical

Theatrical Production

Theatrical production consists of “greenlighting” (proceeding with production) and financing motion pictures, as well as the development of screenplays, filming activities and the post-filming editing/post-production process.

We take a disciplined approach to theatrical production with the goal of producing content that can be distributed through various domestic and international platforms. We typically attempt to mitigate the financial risk associated with production by negotiating co-financing development and co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party companies) and pre-selling international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We also often attempt to minimize production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film's success (referred to as “up-front payments”). In addition, many states and foreign countries have implemented incentive programs designed to attract film production as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are generally calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the incentive. We use such incentives and/or programs and other structures to further reduce our financial risk in theatrical production.

Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure in acquiring films while adding films of quality and commercial viability to our release schedule and library.

Theatrical Distribution

In general, the economic life of a motion picture consists of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world.

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. We distribute motion pictures directly to U.S. movie theaters. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance is remitted to the distributor. Successful motion pictures may continue to play in theaters for more than three months following their initial release. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which may be exclusive against other non-theatrical distribution channels.

In most territories, international theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle would begin a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as film piracy in international markets, a much higher percentage of films are being released simultaneously in the U.S. and international markets, or even earlier in certain international markets.

We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. We use either wide (generally, more than 2,000 screens nationwide) or limited initial releases, depending on the film. We believe that we generally spend significantly less on prints and advertising for a given film than other studios and design our marketing plans to cost-effectively reach a large audience.

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

Theatrical Releases

In fiscal 2016 (i.e., the twelve-month period ended March 31, 2016), we released the following 14 films theatrically in the U.S., which included both Lionsgate and Summit Entertainment label films developed and produced in-house, films co-developed and co-produced and films acquired from third parties:

Fiscal 2016 Theatrical Releases Lionsgate/Summit
Title	Release Date	Label
Child 44	April 17, 2015	Summit
Age of Adaline	April 24, 2015	Lionsgate
Shaun The Sheep Movie	August 5, 2015	Lionsgate
American Ultra	August 21, 2015	Lionsgate
Sicario	September 18, 2015	Lionsgate
Freeheld	October 2, 2015	Summit
The Last Witch Hunter	October 23, 2015	Summit
Love the Coopers	November 13, 2015	Lionsgate
The Hunger Games: Mockingjay - Part 2	November 20, 2015	Lionsgate
Norm of the North	January 1, 2016	Lionsgate
Dirty Grandpa	January 22, 2016	Lionsgate
The Choice	February 5, 2016	Lionsgate
Gods of Egypt	February 26, 2016	Summit
The Divergent Series: Allegiant	March 18, 2016	Summit

In fiscal 2016, we also released the following films “day & date” from our new specialty film distribution label, Lionsgate Premiere, which encompasses a diverse slate of films released in theatres as well as across a broad spectrum of digital platforms. Lionsgate Premiere focuses on customizing innovative multiplatform and other release strategies for its slate of films in order to capitalize on the fast-changing motion picture environment, reach affinity audiences with branded content and targeted marketing, and enhance the profitability of individual films.

Fiscal 2016 Releases Lionsgate Premiere
Title	Release Date
She's Funny That Way	August 21, 2015
Dragon Blade	September 4, 2015
Cooties	September 18, 2015
Knock Knock	October 9, 2015
Heist	November 13, 2015
Don Verdean	December 11, 2015
Extraction	December 18, 2015
Exposed	January 22, 2016
Misconduct	February 5, 2016
Get A Job*	March 25, 2016

* Through our partnership with CBS Films (with which we have a multi-year partnership that includes distribution initiatives by us across all media, including theatrical and home entertainment platforms (except U.S. pay television), as well as sales in international markets).

Finally, in fiscal 2016, the following films were released theatrically through CodeBlack Films, Pantelion Films (our joint venture with Televisa), and through our partnership with Roadside Attractions:

Fiscal 2016 Theatrical Releases CodeBlack/Pantelion/Roadside
Title	Release Date	Partnership/ Label
Beyond The Reach	August 17, 2015	Roadside Attractions
Maggie	May 8, 2015	Roadside Attractions
Where Hope Grows	May 15, 2015	Roadside Attractions
Love and Mercy	June 5, 2015	Roadside Attractions
Mr. Holmes	July 17, 2015	Roadside Attractions
The Vatican Tapes	July 24, 2015	Pantelion Films
Z for Zachariah	August 21, 2015	Roadside Attractions
Un Gallo Con Muchos Huevos	September 4, 2015	Pantelion Films
Stonewall	September 25, 2015	Roadside Attractions
Ladrones	October 9, 2015	Pantelion Films
Miss You Already	November 6, 2015	Roadside Attractions
Chi-Raq	December 4, 2015	Roadside Attractions
600 Miles (aka 600 Millas)	February 5, 2016	Roadside Attractions
Busco Novio Para Mi Mujer	February 19, 2016	Pantelion Films
The Perfect Match	March 11, 2016	CodeBlack Films
Hello My Name is Doris	March 11, 2016	Roadside Attractions
Summer Camp	March 18, 2016	Pantelion

Over the last 15 years, Lionsgate, Summit Entertainment and affiliated companies have distributed films that have earned 90 Academy Award ® nominations, won 20 Academy Awards and have been nominated for and won numerous Golden Globe ® Awards, Screen Actors Guild Awards ®, BAFTA Awards and Spirit Awards.

Motion Pictures - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of approximately 16,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Summit Entertainment, Artisan Entertainment, CodeBlack Films, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A&E, LeapFrog Entertainment, Marvel, MGA Entertainment, Miramax, Saban Entertainment, StudioCanal, Tyler Perry Studios and Zoetrope Corporation. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing.

For new theatrical titles, home entertainment distribution has traditionally occurred within three to four months of initial theatrical release. However, due in part to new methods of distribution and the rise of new digital platforms and networks, select titles are now being released on video-on-demand (“VOD”) and other digital formats on the same day as the title is theatrically released (a so called “day & date” release strategy).  These titles typically release on a modest number of screens for the purpose of positioning VOD and other ancillary platforms.  We have also experimented with various other windowing strategies, where, for instance, a title may be released theatrically on several hundred screens, followed by an electronic-sell-through (“EST”) and premium priced interactive VOD window, followed by release on packaged media, regular priced cable VOD, and later, subscription video-on-demand (“SVOD”). Importantly, these release strategies are not applicable to every film, and may change based on release patterns, new technologies and product flow.

We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Costco and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 42% of net home entertainment packaged media revenue in fiscal 2016. We also directly distribute content to the rental market through Netflix,

Amazon, Redbox and others. The DVDs and Blu-ray discs for new titles in the U.S. include an UltraViolet digital copy, a home entertainment industry standard that allows consumers who have purchased film and television content to access their content at any time by downloading or streaming it from the cloud to various devices supported by participating UltraViolet retailers.

Of these titles, certain are released through our subsidiary, Grindstone Entertainment Group, which acquires and/or produces titles as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which is then distributed direct-to-video, VOD and through other media. In fiscal 2016, Grindstone Entertainment Group released 38 titles.

Additionally, we distribute television product including series such as Mad Men, Orange Is The New Black, The Royals, Weeds, Nurse Jackie, Duck Dynasty, Hannibal, Blue Mountain State, and the upcoming Narcos and Grace and Frankie, library titles such as Alf and Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premiere children's brands including our Alpha and Omega franchise, Saban Entertainment’s Power Rangers, Aardman’s Shaun the Sheep library, LeapFrog Entertainment's LeapFrog, MGA Entertainment's LalaLoopsy and Bratz, American Greetings' Care Bears, and our catalog of Teenage Mutant Ninja Turtles and Marvel Animated Features.

In fiscal 2016, four of our theatrical releases debuted at number one on DVD and Blu-ray - The Divergent Series: Insurgent (which held the number one spot for two weeks), The Hunger Games: Mockingjay - Part 2, The Last Witch Hunter and Sicario.

We shipped approximately 80 million DVD and Blu-ray finished units during fiscal 2016. In calendar 2015, we had an approximate 10% market share for home entertainment (packaged media, VOD and digital combined) making us the number five studio in market share overall. We also maintained a box office-to-home entertainment conversion rate of approximately 15% above that of the industry average in calendar 2015. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

Digital Media

Digital media distribution involves delivering content (including certain titles not available on packaged media) by electronic means directly to consumers through in-home devices (such as set-top boxes from cable, satellite and telco companies, connected or “smart” devices, game consoles and HDMI dongles) and mobile devices (such as smart phones, tablets and personal computers). The key distribution methods today, of which Lionsgate is an active participant, include transactional distribution (such as pay-per-view (“PPV”), EST and transaction video-on-demand (“TVOD”)), non-transactional distribution (such as SVOD), advertiser-supported video-on-demand (“AVOD”) and free video-on-demand (“FVOD”)) and distribution through various linear pay, basic cable and free television platforms.

Distribution on pay networks include, among others, EPIX, HBO, Starz and Showtime. Distribution on basic cable networks include, among others, USA Networks, FX, Turner Networks, BET, Pop, SyFy, Lifetime, MTV, Comedy Central, Spike, AMC Networks, Freeform (formerly known as ABC Family), Reelz, Telemundo, UniMás and Mundo Fox. We also license library content to digital platforms and networks such as iTunes, iQIYI, Amazon, Wal-Mart's Vudu, Microsoft's Xbox, Sony's PlayStation Network, Google Play, Netflix, Best Buy/Cinema Now, Hulu, EPIX, Barnes & Noble/Nook, M-Go and, most recently, Valve Corporation’s Steam platform, and directly distribute (including, in some cases, our home entertainment rights, VOD, PPV and EST content) to multichannel video programming distributors such as Comcast, DirecTV/AT&T, Dish Network, Cablevision, Cox Communications, Charter Communications and Verizon Communications.

Transactional digital media distribution of theatrically released motion pictures generally occurs within three to six months of the initial theatrical release. Pay television distribution and/or digital SVOD distribution usually follows within nine months of a movie’s initial theatrical release. Finally, all other linear television and non-transactional digital models commence throughout various windows thereafter. While these current release patterns may not remain static in the future and may change based on release patterns, new technologies and product flow, a film’s lifecycle remains long. A release pattern may look as follows:

We also distribute our original and acquired television programming across a variety of digital platforms on an EST basis, often the day after an episode airs on television in the territory. Television content is usually made available on digital SVOD, FVOD and AVOD platforms years after such content first airs, generating additional revenues for the Company and supplementing those revenues earned from traditional linear television distribution.

In fiscal 2016, three of our titles debuted at number one on the Rentrak On-Demand VOD charts - The Duff, The Divergent Series: Insurgent and Sicario.

In fiscal 2016, five Lionsgate titles achieved the number one ranking on iTunes’ Top Movies chart - The Duff, The Divergent Series: Insurgent,  Sicario, Blue Mountain State: The Rise of Thadland and The Hunger Games: Mockingjay Part 2.

The Company also licenses its product outside of the U.S. The typical windowing sequence is generally consistent with the domestic cycle; however, windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary by country and by title.

Over-The-Top Initiatives

We also distribute content through Tribeca ShortList, Comic-Con HQ and, shortly, Laugh Out Loud, our suite of over-the-top services which feature branded, targeted content for affinity audiences.

Tribeca Short List, our SVOD service with Tribeca Enterprises, a diversified global media company which owns and operates the Tribeca Film Festival, encompasses a prestigious selection of Lionsgate and Tribeca titles as well as critically-acclaimed films drawn from around the world. The films are curated by Tribeca and leading voices in contemporary culture and are refreshed on a weekly basis.

Comic-Con HQ, our SVOD service with Comic-Con International, a nonprofit educational organization dedicated to creating awareness of, and appreciation for, comics and related popular artforms, primarily through the presentation of conventions and events that celebrate the historic and ongoing contribution of comics to art and culture, features an evolving slate of programming. This slate includes original scripted and unscripted series, recurring daily and weekly entertainment commentary, plus unique access to a growing library of live and archival programming from world-class events, a highly-curated selection of film and television genre titles, and behind-the-scenes access and bonus features from genre titles that defy and define pop culture.

In March 2016, we announced that we had formed a partnership with Kevin Hart and his company, Hartbeat Digital, to launch a new video-on-demand service, Laugh Out Loud, and create a new social adventure mobile tablet game. The new service will serve as the exclusive home for all content created by Kevin Hart outside his theatrical and live touring activities and will include original series starring Kevin Hart. Laugh Out Loud will also showcase content curated by Kevin Hart along with shows featuring social media stars and up and coming comedians.

Motion Pictures - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information, see Motion Pictures-Home Entertainment-Digital Media above.

Motion Pictures - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing of rights in all media of our in-house feature film product on an output basis; (ii) the licensing of rights in all media of our in-house product on a pre-sales basis; (iii) the licensing and sale of third party feature films on an agency basis; and (iv) direct distribution.

We sell or license rights in all media on a territory by territory basis (other than the territories where Lionsgate self-distributes) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Alcon Entertainment, Black Label Media, CBS Films, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us in fiscal 2016 included such in-house productions as The Hunger Games: Mockingjay Part 2, The Divergent Series: Allegiant, Sicario, The Last Witch Hunter, Gods of Egypt, Child 44, Now You See Me 2, Deepwater Horizon, La La Land, Nerve, The Shack, John Wick: Chapter 2, Power Rangers, The Glass Castle, Robin Hood: Origins and Stronger.  Third party films for which we were engaged as exclusive sales agent and/or released by us in fiscal 2016 included Love & Mercy, A Little Chaos, Pawn Sacrifice, Love the Coopers, The Last Face, A Monster Calls and Middle School.

Through our pre-sales and output arrangements, we generally cover the majority of the production budget or acquisition cost of new theatrical releases we distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover 11 territories including Australia/New Zealand, Benelux (Belgium/Netherlands/Luxembourg), Canada, CIS (Commonwealth of Independent States), Eastern Europe, France, Germany/Austria, Italy, Poland, Scandinavia and Spain. These output agreements generally include all rights for all media (including home entertainment and television rights). We also distribute theatrical titles in Latin America through our partnership with IDC, certain theatrical titles in China through our financing relationship with Hunan TV & Broadcast Intermediary Co., and certain television and library titles in Asia through our Celestial Tiger Entertainment joint venture. In all, we currently have 17 output arrangements covering 13 major territories and 80% of the movie going population (excluding China and India).

We self-distribute motion pictures in the United Kingdom and Ireland through Lionsgate UK (formerly Redbus Film Distribution), which we acquired in October 2005. Lionsgate UK has since established a reputation in the United Kingdom as a leading producer and distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2016, Lionsgate UK released the following 18 films theatrically:

Fiscal 2016 Theatrical Releases Lionsgate UK
Title	Release Date	Production/ Acquisition
A Little Chaos	April 17, 2015	Production
Stonehearst Asylum	April 24, 2015	Acquisition
A Royal Night Out	May 8, 2015	Acquisition
Survivor	June 5, 2015	Acquisition
Slow West	June 26, 2015	Acquisition
She's Funny That Way	June 26, 2015	Acquisition
The Gift	August 7, 2015	Acquisition
Absolutely Nothing	August 14, 2015	Acquisition
Good People	August 21, 2015	Acquisition
Sicario	October 9, 2015	Production
Paper Planes	October 23, 2015	Acquisition
Brooklyn	November 6, 2015	Acquisition
The Hunger Games: Mockingjay Part 2	November 29, 2015	Production
Dirty Grandpa	January 25, 2016	Acquisition
Pride & Prejudice & Zombies	February 11, 2016	Acquisition
London Has Fallen	March 3, 2016	Acquisition
The Choice	March 4, 2016	Acquisition
Sing Street	March 17, 2016	Acquisition

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

Over the past few years, we have invested in interactive storytellers Telltale Games, Finnish mobile game developer/publisher Next Games, live mobile gaming platform Mobcrush, and formed a strategic partnership with Hong Kong based mobile game developer/publisher Fifth Journey.

In gaming, we have announced an Orange Is The New Black slot machine with International Game Technology (which was simultaneously released into their DoubleDown Casino app), partnered with Alcon Entertainment and Starbreeze to create Point Break game pack extensions for Payday 2, released a Norm of the North edutainment app with Hong Kong based Animoca (to be followed by a Norm of the North runner game), and collaborated with Flashman Games on interactive Hunger Games PlayStation 4 themes. We also announced a deeper integration of John Wick into Payday 2, an Expendables mobile game in partnership with Avi Lerner's Millennium Films and Hong Kong-based mobile game developer and publisher Fifth Journey, a Kevin Hart social adventure game with Fifth Journey, and a story driven Now You See Me game with Kiwi. We anticipate significantly building this slate over the next several years.

In the past year, we have also launched a broad range of virtual reality ("VR") initiatives building upon our reputation as early definers of new content platforms and markets. We became one of the first studios to invest in a AAA VR game for tethered headsets (e.g., Vive, Oculus and PlayStation VR) with our soon-to-be released John Wick: The Impossible Task VR Game, a first-person shooter game in collaboration with Starbreeze. We also partnered with Side-Kick VR to develop one of the first-ever premium IP based mobile VR games based on the Now You See Me film franchise. Finally, we produced Hulu’s first original VR experience in collaboration with RocketJump and became one of the first two studios to provide EST and VOD titles to Oculus for the launch of their video platform.

Global Franchise Management and Strategic Partnerships

Our Global Franchise Management and Strategic Partnership division broadly covers all theatrical and television promotions and branded partnerships, licensed consumer products and location-based entertainment initiatives. Our goal is to drive incremental revenue and deepen fan engagement across our entire portfolio of properties via meaningful brand extensions, a direct model consumer products business and location-based entertainment destinations around the world.

Recent initiatives include strategic alliances with Samsung, Kellogg's and Fiat Chrysler Automobiles to support the release of The Hunger Games: Mockingjay - Part 2, a Lionsgate theme park zone featuring multiple attractions scheduled to open at Motiongate Dubai in late 2016, and a Lionsgate branded indoor entertainment experience scheduled to open in Hengqin, China.

Music

Our film and television music departments creatively oversee music for our theatrical and television slates, respectively. Our music strategy is to service the Company’s creative division’s music needs, while providing music for use in marketing our films and television shows. For our theatrical slate, the work of the music department includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions. For our television slate, the work of the music department includes overseeing music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films and television programs, and the theatrical exhibition of our films and the television broadcasts of our productions.

Ancillary Revenues

Ancillary revenues are derived from the licensing of non-theatrical uses of our films and television programs to distributors who, in turn, make a motion picture or television program available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.

Television Production - Domestic Television

Our television business consists of the development, production, syndication and distribution of television programming. We principally generate revenue from the licensing and distribution of such programming to broadcast television networks, pay and basic cable networks, digital platforms and syndicators of first-run programming, which license programs on a station-by-station basis and pay in cash or via barter (i.e., trade of programming for airtime). Each of these platforms may acquire a mix of original and library programming.

After initial exhibition, we distribute programming to subsequent buyers, both domestically and internationally, including basic cable network, premium subscription services or digital platforms (known as “off-network syndicated programming”). Off-network syndicated programming can be sold in successive cycles of sales which may occur on an exclusive or non-exclusive basis. In addition, television programming is sold on home video (packaged media and via digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration.

As with film production, we use tax credits, subsidies, and other incentive programs for television production in order to maximize our returns and ensure fiscally responsible production models.

In November 2015, we acquired a 62.5% interest in Pilgrim Media Group, one of the world's leading producers of unscripted programming. Following this transaction, we currently produce, syndicate and distribute over 80 television shows on more than 40 networks.

In fiscal 2016, syndication (through our subsidiary, Debmar-Mercury), scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities included, among others, the following:

Fiscal 2016 Scripted Television
Title	Network
Casual	Hulu
Chasing Life	Freeform (fka ABC Family)
Deadbeat	Hulu
Graves	EPIX
Greenleaf	OWN
Guilt	Freeform
Manhattan	WGN America
Nashville	ABC
Orange Is The New Black	Netflix
The Royals	E!

Fiscal 2016 Unscripted Television - Lionsgate
Title	Network
Hellevator	GSN
Join or Die	History
Kicking & Screaming	FOX
Monica the Medium	Freeform
Rocket Jump: The Show	Hulu
Revenge Body	E!

Fiscal 2016 Unscripted Television - Pilgrim Studios
Title	Network
Bring It!	Lifetime
Celebrity Newlyweds	WE tv
David Tutera's CELEBrations	WE tv
Fast & Loud	Discovery
Ghost Brothers	Destination America
Ghost Hunters	Syfy
Kocktails with Khloe	FYI
Misfits Garage	Discovery
My Big Fat Fabulous Life	TLC
Raising Whitley	OWN
Somebody's Got To Do It	Amazon
Street Outlaws	Discovery
Welcome to Sweetie Pie's	OWN
Ultimate Fighter	FS1
Wicked Tuna	National Geographic Channel
Wicked Tuna: Outer Banks	National Geographic Channel

Fiscal 2016 Syndication - Debmar-Mercury
Title	Network
Celebrity Name Game	First Run Syndication
Family Feud	First Run Syndication
The Wendy Williams Show	First Run Syndication
Are We There Yet?	Syndication
Anger Management	Syndication
House of Payne	Syndication
Meet The Browns	Syndication

Television Production- International

We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, third party television programming and format acquisitions. Lionsgate UK has also acquired a 25% interest in British independent television and film production company Kindle Entertainment, marking Lionsgate UK’s entry into the television business as well as the continued globalization of Lionsgate’s television operations.

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

Joint Ventures, Partnerships and Ownership Interests

Our joint ventures, partnerships and ownership interests support our strategy of diversifying our company as a multiplatform global industry leader in entertainment. We regularly evaluate our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

Atom Tickets. In August 2014, we acquired an interest in Atom Tickets, a theatrical movie discovery service. Atom Tickets is an Android and iOS app designed to make movie-going simple that can be used to pre-purchase tickets and concessions, coordinate and invite friends without having to pay for them and skip the lines at the theater. It’s movie-going for the twenty-first century. We own an approximately 19.5% interest in Atom Tickets.

Celestial Tiger Entertainment. In January 2012, we formed Celestial Tiger Entertainment, a joint venture with Saban Capital Group, Inc. and Celestial Pictures, a company wholly-owned by Astro Overseas Limited. Celestial Tiger Entertainment is a leading independent media company that focuses on the operation of branded pay television channels and content creation targeted at Asian consumers. It operates a powerful bouquet of distinct pay television channels including: CELESTIAL MOVIES, a premier 24-hour first-run Chinese movie channel in Asia backed by output deals with the top Hong Kong movie studios and distributors; CELESTIAL CLASSIC MOVIES, one of the most widely-distributed Chinese movie channels in the world showcasing Chinese movie masterpieces; CELESTIAL MOVIES PINOY, a Chinese movie channel that is programmed, dubbed and promoted specifically to Filipino viewers; cHK, a general entertainment channel offering cool, chic, and contemporary celebrity-powered Hong Kong entertainment; KIX, the ultimate destination for action entertainment in Asia; KIX 360, the dedicated Over-The-Top linear feed for KIX; MIAO MI, the Mandarin edutainment channel created for preschool kids across Asia; THRILL, Asia's only regional horror, thriller and suspense movie channel; and THRILL 360, the dedicated Over-The-Top linear feed for THRILL. As one of Asia's largest vertically integrated independent entertainment companies, Celestial Tiger Entertainment also produces original content which complements its channels business. We own a 16% interest in Celestial Tiger Entertainment.

DEFY Media. In June 2007, we acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital to create DEFY Media. DEFY Media is a top creator of original content for digital consumers. Across popular comedy, lifestyle, and gaming brands-SMOSH, Clevver, ScreenJunkies, AWE me, Made Man, and Break-DEFY’s in-house created content generates 700 million monthly video views and reaches 125 million viewers on the most relevant and popular platforms. With a social following of more than 100 million, and uniquely integrated capabilities in content development, studio production, and distribution, many of the world’s top brands partner with DEFY to build immersive advertising solutions that deliver access to this influential audience. We own an approximately 15.8% economic interest in DEFY Media.

EPIX. In April 2008, we formed EPIX, a joint venture with Viacom, its Paramount Pictures unit and MGM. The fastest growing premium network in 2015, EPIX delivers the latest movie releases, classic film franchises, original series, documentaries, comedy and music events on television, on demand, online and on devices. EPIX has pioneered the development and proliferation of “TV Everywhere.” It was the first premium network to provide multi-platform access to its content online at EPIX.com and was the first premium network to launch on Xbox, PlayStation®, Android phones and tablets, Windows 8.1 and Roku® players. EPIX is also available across Chromecast, Apple® iPads® and iPhones® Android TV and more, delivering more movies than any other premium network with thousands of titles available for streaming. Through relationships with cable, satellite, telco and digital partners, EPIX is available to over 50 million homes nationwide. As reported by SNL Kagan, EPIX grew 39% in 2015 and drove 75% of net unit growth in the category.  We own a 31.2% interest in EPIX.

Globalgate Entertainment. In May 2016, reflecting the growing popularity of local-language films in markets around the world, we partnered with international entertainment executives Paul Presburger, William Pfeiffer and Clifford Werber to launch Globalgate Entertainment. Globalgate has built a consortium of leading international producers, distributors and co-financing partners who will identify and provide priority access to intellectual property for production as local-language films in territories worldwide.  In addition to properties controlled by its partners, Globalgate will identify third-party properties in the U.S. and internationally for development and production as local-language films.  These films will be distributed by the consortium's partners and co-financed by the affiliated Globalgate Fund. Globalgate's consortium partners include Belga (Benelux), Gaumont (France), Kadokawa (Japan), Lotte (Korea), Nordisk Film (Scandinavia), Televisa/Videocine (Mexico), TME (Turkey) and Tobis (Germany). Globalgate expects partners to join soon in territories such as China, India, and other key markets. We own an 30% interest in Globalgate Entertainment.

Next Games. In July 2014, we entered into a strategic partnership and acquired an interest in mobile games developer Next Games. Next Games, founded in 2013 and headquartered in Helsinki, Finland, focuses on crafting visually impressive, highly engaging games. We invested $2.0 million in Next Games for a small minority ownership interest.

Pantelion Films.  In September 2010, we launched Pantelion Films, a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. Pantelion Films, the first major Latino Hollywood studio and the face of Hispanic entertainment, provides Hispanic moviegoers with a steady source of exciting and original films, including world-class Latino actors, directors and writers. From comedies and dramas to family movies and romantic comedies, Pantelion Films produces and acquires movies that speak directly to acculturated and Spanish-dominant Hispanics alike. Pantelion Films’ fiscal 2016 theatrical slate included the following films: Un Gallo Con Muchos Huevos, the highest grossing Spanish Language animated film in the U.S.; Ladrones, the sequel to Lionsgate’s Ladron Que Roba a Ladrón; Busco Novio Para Mi Mujer; The Vatican Tapes; and Summer Camp. In fiscal 2016, Pantelion Films also wrapped principal photography on No Manches Frida, a Spanish language remake in association with Alcon Entertainment, based on the German blockbuster film Fack Ju Göhte; and began pre-production on How to be a Latin Lover, the studio’s first production under its first look deal with Eugenio Derbez. We own a 49% interest in Pantelion Films.

Pilgrim Media Group. In November 2015, we acquired a 62.5% interest in Craig Piligian’s Pilgrim Media Group. Pilgrim Media Group produces a wide variety of unscripted and scripted programming for television, including David Tutera's CELEBrations for WE tv; Bring It! and spin-off Step It Up! for Lifetime; Fast N' Loud, Misfit Garage, and Street Outlaws for Discovery; Ghost Hunters for Syfy; The Ultimate Fighter for FOX Sports 1; Welcome to Sweetie Pie's and Raising Whitley for OWN; Wicked Tuna and Wicked Tuna: Outer Banks for National Geographic Channel; Somebody's Gotta Do It with Mike Rowe for CNN; My Big Fat Fabulous Life for TLC; and Missing in Alaska for History. Pilgrim Media Group also produces the FYI talk show series Kocktails with Khloe, hosted by Khloe Kardashian. In the scripted realm, Pilgrim Media Group is completing production on the new series Recovery Road for Freeform (formerly known as ABC Family). The company's original movies for Lifetime include Amanda Knox: Murder On Trial In Italy; Abducted: The Carlina White Story, which earned a 2012 NAACP Image Award for Outstanding Writing In A Motion Picture; and the crime thriller Stalkers. We own a 62.5% membership interest in Pilgrim Media Group.

Pop. Entered into in March 2013, Pop (formerly TV Guide Network), our joint venture with CBS, is an entertainment television destination seen in approximately 80 million homes with programming that celebrates fandom and what’s popping in culture. The partnership combines CBS’s programming, production and marketing assets with our resources in motion pictures, television and digitally delivered content. Pop’s ownership structure is comprised of the company with the number one broadcast network and many of the top first-run syndication series (Entertainment Tonight, The Insider) and the studio that produced and distributes the blockbuster Hunger Games, Twilight and Divergent franchises and produces such award-winning TV series as Mad Men and Orange is the New Black. We own a 50% interest in Pop.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company. In just over a decade, Roadside Attractions’ films have grossed over $200 million and garnered 13 Academy Award® nominations. Roadside has released such critical and commercially successful films as Mr. Holmes, Love & Mercy, A Most Wanted Man, Dear White People, The Skeleton Twins, All Is Lost, Mud, Winter’s Bone, The Cove, Arbitrage, Margin Call and Super Size Me. Its upcoming slate includes A Hologram for the King, Love & Friendship, Genius, Our Kind of Traitor, Indignation, Southside with You and Manchester by the Sea. We own a 43% interest in Roadside Attractions.

Starz. Starz (NASDAQ: STRZA, STRZB) is a leading integrated global media and entertainment company with operating units that provide premium subscription video programming on domestic U.S. pay television networks (Starz Networks) and global content distribution (Starz Distribution), www.starz.com. The Starz Networks operating unit is home to the flagship STARZ® brand with 23.6 million subscribers in the United States as of December 31, 2015, with the STARZ ENCORESM network at 32.2 million subscribers. Through STARZ, the company provides high quality, entertaining premium subscription video programming with 17 premium pay TV channels and associated on-demand and online services. STARZ is sold through U.S. multichannel video distributors, including cable operators, satellite television providers, telecommunications companies, and other online and digital platforms. Starz offers subscribers more than 5,000 distinct premium television episodes and feature films every year and up to 1,500 every month, including STARZ Original series, first-run movies and other popular movie and television programming. The Starz Distribution operating unit is home to the Anchor Bay Entertainment, Starz Digital, and Starz Worldwide Distribution divisions. In addition to STARZ Original series, Starz Distribution develops, produces and acquires movies, television and other entertainment content for worldwide home video, digital, and television licensing and sales. We currently own approximately 4.8% of Starz common stock outstanding and 15.0% of the total voting power of Starz common stock.

Telltale Games. In February 2015, we acquired an interest in Telltale Games, a leading and award-winning independent developer and publisher of games for every major interactive platform from home consoles and PC to mobile and tablet devices, and pioneer of the episodic delivery of digital gaming content. By successfully developing games as an episodic series and frequently releasing in the format of a game season, Telltale Games creates longer consumer engagement than traditional games for each release. Founded in 2004 by games industry veterans with decades of experience, Telltale Games has quickly become an industry leader with numerous honors and awards from the Academy of Interactive Arts and Sciences, BAFTA, the IMGA, and more, as well as being named Studio of the Year across multiple years. Telltale Games’ reputation for quality has been established across more than two dozen different product releases over the years with recognition and acclaim from publications like IGN, The New York Times, and Variety, including over 100 "Game of the Year" awards from publications like USA Today, Yahoo! Games, Wired, Spike TV VGAs, E!, Official Xbox Magazine, The Telegraph, Metacritic, and more. Telltale is a fully licensed third party publisher on consoles from Microsoft, Sony, and Nintendo, and also publishes games on the PC, Mac, iOS, and Android-based platforms. We own an approximately 14% economic interest in Telltale Games.

Intellectual Property

We currently use a number of trademarks, service marks, copyrights, domain names and similar intellectual property in connection with our business and own registrations and applications to register them both domestically and internationally. We believe that ownership of such trademarks, service marks, copyrights, domain names and similar intellectual property is an important factor in our business and that our success does depends, in part, on such ownership.

Motion picture and television piracy is extensive in many parts of the world, including South America, Asia and certain Eastern European countries, and is made easier by technological advances and the conversion of content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of content on packaged media and through digital formats. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time, we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

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

Competition

Television and motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television systems and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our entertainment businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. As a result, the success of any of our motion pictures and television product is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing motion pictures or television programs released into the marketplace at or near the same time.

Given such competition, we attempt to operate with a different business model than many others. We typically emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures are designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

Social Responsibility

We are committed to acting responsibly and making a positive difference in the local and global community through Lionshares, the umbrella for our companywide commitment to our communities. Lionshares is a volunteer program that seeks to provide opportunities for employees within the Lionsgate family to partner with a diverse range of charitable organizations. The program not only enriches the Lionsgate work experience through cultural and educational outreach, but also positively interacts and invests in the local and global community. Specifically, Lionshares strives to:

•
Provide diverse activities intended to appeal to a broad range of interests, including: literacy, elderly visits, food banks, animal interactions, disaster relief, community relations, environmental activities, health/fitness, cancer awareness and charitable fundraising.

•	Partner with leading organizations with expertise in these areas.

•	Create an effectual and influential impact through human contact.

•	Share time and experience, not just among Lionsgate employees, but with the greater community as well.

For further information about our social responsibility initiatives, see www.lionsgate.com/corporate/volunteer.
Employees

As of May 23, 2016, we had 795 full-time employees in our worldwide operations, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

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

The costs of producing and marketing feature films is high and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films generally increase from year to year, which may make it more difficult for our films to generate a profit or compete against other films. A continuation of this trend would leave us more dependent on other media, such as packaged media, digital media, television and international markets, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Budget overruns may adversely affect our business. While our business model requires that we be efficient in the production of our motion pictures and television programs, actual motion picture and television production costs may exceed their budgets. The production, completion and distribution of motion pictures and television productions can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing or on terms acceptable to us, nor can we assure you that we will recoup these costs. For instance, increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

As of March 31, 2016, our corporate debt was $887.9 million (carrying value - $886.1 million). In addition, our production loan obligations were $690.4 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At March 31, 2016, we have $161.0 million of borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of May 23, 2016, five of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, FMR, LLC, Capital Research Global Investors and Vanguard Group and their respective affiliates, beneficially owned approximately 20.5%, 6.0%, 5.8%, 5.3%, and 5.0%, respectively, of our outstanding common shares.

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

Certain of our borrowings, primarily borrowings under our senior credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The applicable margin with respect to loans under our senior secured credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR.

Assuming that our senior secured credit facility is fully drawn, based on the applicable LIBOR in effect as of March 31, 2016, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

We have had losses in the past, and we cannot assure future profitability.

Even though we have reported operating income for fiscal years 2010 through 2015, we had operating losses for fiscal year 2009 and 2016. We have also reported net losses for the fiscal years 2009 through 2012. Our retained earnings were $7.6 million at March 31, 2016. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We rely on a few major retailers and distributors and the loss of any of those retailers or distributors could reduce our revenues and operating results. Netflix represented approximately 12% of our revenues in fiscal 2016. In addition, a small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order or becomes bankrupt, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the U.S. Our currency exposure is primarily between Canadian dollars, British pound sterling, Euros, Australian dollars and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins, and fluctuations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Failure to manage future growth may adversely affect our business.

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business, some of which may be significant transactions for us. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction, as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management's time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined may be distracting to our management and disruptive to our business and may result in significant costs to us. We could face several challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after a significant acquisition.

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

A significant portion of our film and television content library revenues comes from a small number of titles.

We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our film and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are limited in our ability to exploit a portion of our film and television content library.

Our rights to the titles in our film and television content library vary; in some cases, we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms and that any failure to renew titles generating a significant portion of our revenue would not have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the

U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of any downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

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

Business interruptions could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, we currently have our offices in Southern California. This area in California is subject to earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

The entertainment industry continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, and certain changes in consumer behavior driven by these developments emerge. New technologies affect the demand for our content, the manner in which our content is distributed to consumers, the sources and nature of competing content offerings and the time and manner in which consumers acquire and view our content. We and our distributors must adapt our businesses to shifting patterns of content consumption and changing consumer behavior and preferences through the adoption and exploitation of new technologies. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face risks from doing business internationally.

We distribute motion picture and television productions outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•
anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;

•	changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes;

•	international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

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

Our success depends on attracting and retaining key personnel.

Our success depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and other key employees, including production and creative personnel. Our success also continues to depend on our ability to identify, attract, hire, train and retain such qualified professional, creative, technical and managerial personnel.

We have entered into employment agreements with our top executive officers and production executives but do not currently have significant “key person” life insurance policies for any of our employees. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. Our inability to retain or successfully replace, where necessary, members of our executive teams and other key employees could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

As of May 23, 2016, five of our shareholders beneficially owned an aggregate of 62,745,944 of our common shares, or approximately 42.6% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 20.5% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these five shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of May 23, 2016, approximately 42.6% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed resale registration statements to enable certain shareholders who received our common shares in connection with acquisitions and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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

The directional guidance we provide from time to time is subject to a number of factors that we may not be successful in achieving.

From time to time, we provide directional guidance for certain financial periods. Our directional guidance depends on a number of factors that we may not be successful in achieving, including, but not limited to, the timing and commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. In particular, underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. The directional guidance is prepared by management on the basis of available information at such time. Management believes such estimates are prepared on a reasonable basis. However, such estimates should not be relied on as necessarily indicative of our actual financial results. Our inability to achieve directional guidance could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 189,186 square feet. Our lease expires in August 2023. We also lease a 9,123 square foot space in Santa Monica (per a lease that expires in March 2017) and a 7,803 square foot space in New York (per a lease that expires in August 2022). Our international office is located at 45 Mortimer St, London W1W 8HJ, United Kingdom, where we occupy 11,243 square feet (per a lease that expires in July 2029).

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

For a discussion of certain claims and legal proceedings, see Note 17 - Commitments and Contingencies to our consolidated financial statements, which discussion is incorporated by reference into this Part I, Item 3, Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares are listed on the NYSE under the symbol “LGF.”

As of May 23, 2016, the closing price of our common shares on the NYSE was $19.59.
The following table presents the high and low sale prices of our common shares on the NYSE for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Common shares (per share)
	Market prices		Dividends Declared
2017 fiscal year	High	Low
First quarter (through May 23, 2016)	$22.62	$19.37	$—

2016 fiscal year	High	Low	Dividends Declared
Fourth quarter	$32.00	$16.21	$0.09
Third quarter	41.41	31.90	0.09
Second quarter	40.74	27.51	0.09
First quarter	38.25	30.27	0.07

2015 fiscal year	High	Low	Dividends Declared
Fourth quarter	$34.87	$27.55	$0.07
Third quarter	35.75	29.00	0.07
Second quarter	34.15	27.46	0.07
First quarter	29.82	24.80	0.05

Holders
As of May 23, 2016, there were approximately 582 shareholders of record.

Dividends
The Company declared a quarterly dividend of $0.07, $0.09, $0.09 and $0.09 per share of common shares for the four quarters of the year ended March 31, 2016, respectively. The most recent dividend is payable May 27, 2016 to shareholders of record as of March 31, 2016. We expect to pay quarterly dividends each quarter; however, the amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.
Lionsgate is also limited in its ability to pay dividends on its common shares by restrictions under the Business Corporations Act (British Columbia) relating to the solvency of Lionsgate before and after the payment of a dividend and by the terms of its credit facility and indentures governing certain of its notes.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

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

This summary is not intended to be, and should not be construed to be, legal or tax advice and no representation with respect to the tax consequences to any particular investor is made. The summary does not address any aspect of any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada or the tax considerations applicable to non-U.S. Holders. Accordingly, prospective investors should consult with their own tax advisors for advice with respect to the income tax consequences to them having regard to their own particular circumstances, including any consequences of an investment in common shares arising under any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada.

This summary is based upon the current provisions of the ITA, the regulations thereunder and the proposed amendments thereto publicly announced by the Department of Finance, Canada before the date hereof and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

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

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder, which is the beneficial owner of such dividends, is generally 15%. However, where such beneficial owner is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%. For these purposes, a company that is a resident of the United States for the purposes of the Convention and which holds an interest in an entity (other than an entity that is resident in Canada) that is fiscally transparent under the laws of the United States will be considered to own the voting shares of the Company owned by that fiscally transparent entity in proportion to the company’s ownership interest in the fiscally transparent entity.

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian income tax on capital gains. A U.S. Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the ITA and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom he, she or it does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at any time during the immediately preceding 60-month period, the shares derived their value principally from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $283.2 million (or 15,729,923) of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

The following table sets forth information with respect to our common shares purchased by us during the three months ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	267,806	$29.48	267,806	$82,037,803
February 1, 2016 - February 29, 2016	2,841,975	19.19	2,841,975	195,466,789
March 1, 2016 - March 31, 2016	490,614	21.92	490,614	184,713,820
Total	3,600,395	$20.33	3,600,395	$184,713,820

Additionally, during the three months ended March 31, 2016, 84,989 common shares were withheld upon the vesting of restricted share units and restricted share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2011 and ending March 31, 2016. All values assume that $100 was invested on March 31, 2011 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/11	3/12	3/13	3/14	3/15	3/16
Lions Gate Entertainment Corporation	100.00	222.72	380.32	429.20	549.16	357.74
NYSE Composite	100.00	100.11	114.12	135.21	143.35	137.74
S&P Movies & Entertainment	100.00	106.76	151.82	198.08	241.22	214.82
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
The Selected Consolidated Financial Data below includes the results of Pilgrim Studios from its acquisition date of November 12, 2015 onwards, and Summit Entertainment from its acquisition date of January 13, 2012 onwards. The Selected Consolidated Financial Data below also includes the results of Maple Pictures from the date of consolidation through the date of sale of August 10, 2011. Due to the acquisitions of Pilgrim Studios, Summit Entertainment and the consolidation and subsequent sale of our interest in Maple Pictures, the Company’s results of operations for the years ended March 31, 2016, 2015, 2014, 2013, and 2012 and financial positions as at March 31, 2016, 2015, 2014, 2013, and 2012 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$2,347,419	$2,399,640	$2,630,254	$2,708,141	$1,587,579
Expenses:
Direct operating	1,415,344	1,315,775	1,369,381	1,390,569	908,402
Distribution and marketing	661,789	591,491	739,461	817,862	483,513
General and administration	282,232	263,507	254,925	218,341	168,864
Gain on sale of asset disposal group	—	—	—	—	(10,967)
Depreciation and amortization	13,084	6,586	6,539	8,290	4,276
Total expenses	2,372,449	2,177,359	2,370,306	2,435,062	1,554,088
Operating income (loss)	(25,030)	222,281	259,948	273,079	33,491
Other expenses (income):
Interest expense
Cash interest	45,695	39,657	48,960	75,322	62,430
Amortization of debt discount and deferred financing costs	9,184	12,819	17,210	18,258	15,681
Total interest expense	54,879	52,476	66,170	93,580	78,111
Interest and other income	(1,851)	(2,790)	(6,030)	(4,036)	(2,752)
Loss on extinguishment of debt	—	11,664	39,572	24,089	967
Total other expenses, net	53,028	61,350	99,712	113,633	76,326
Income (loss) before equity interests and income taxes	(78,058)	160,931	160,236	159,446	(42,835)
Equity interests income (loss)	44,231	52,477	24,724	(3,075)	8,412
Income (loss) before income taxes	(33,827)	213,408	184,960	156,371	(34,423)
Income tax provision (benefit)	(76,527)	31,627	32,923	(75,756)	4,695
Net income (loss)	42,700	181,781	152,037	232,127	(39,118)
Less: Net loss attributable to noncontrolling interest	7,509	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$50,209	$181,781	$152,037	$232,127	$(39,118)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.34	$1.31	$1.11	$1.73	$(0.30)
Diluted net income (loss) per common share	$0.33	$1.23	$1.04	$1.61	$(0.30)

Weighted average number of common shares outstanding:
Basic	148,480	139,048	137,468	134,514	132,226
Diluted	154,088	151,778	154,415	149,370	132,226

Dividends declared per common share	$0.34	$0.26	$0.10	$—	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$57,742	$102,697	$25,692	$62,363	$64,298
Investment in films and television programs	1,478,296	1,381,829	1,274,573	1,244,075	1,329,053

Total assets	3,855,508	3,292,089	2,851,632	2,760,869	2,787,995
Corporate debt:
Senior revolving credit facility	161,000	—	97,619	338,474	99,750
Other senior debt	625,000	600,000	447,753	432,277	909,024
Convertible senior subordinated notes and other financing obligations	100,050	114,126	131,788	87,167	108,276
Total liabilities	2,914,710	2,449,802	2,267,094	2,404,343	2,698,210
Redeemable noncontrolling interests	90,525	—	—	—	—
Total shareholders’ equity	850,273	842,287	584,538	356,526	89,785

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a premier next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, home entertainment, international distribution and sales, branded channel platforms, interactive ventures and games, and location-based entertainment.

Although our business is both global and diverse, we classify our operations through two reporting segments: Motion Pictures and Television Production.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2016, 2015 and 2014.

Motion Pictures

Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results and are negotiated on a picture-by-picture basis.

•
Home Entertainment. Home Entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms. In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. We categorize our Home Entertainment revenue as follows:

•	Packaged media revenue: Packaged media revenue consists of the sale or rental of DVDs and Blu-ray discs.

•	Digital media revenue: Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, electronic sell-through (“EST”), and digital rental.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.

•
International. International revenues are derived from the licensing of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries, and revenues from our distribution to international distributors, on a territory-by-territory basis. International revenues also includes revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

•
Motion Pictures - Other. Other revenues are derived from, among others, our interactive ventures and games division, our global franchise management and strategic partnerships division (which includes location-based entertainment), the sales and licensing of music from the theatrical exhibition of our films and the television broadcasts of our productions, and from the licensing of our films and television programs to ancillary markets.

Television Production
Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of one-hour and half-hour scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
International. International revenues are derived from the licensing and syndication to international markets of one-hour and half-hour scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs. Home entertainment revenue consists of packaged media revenue and digital media revenue.

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
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and EST arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title. The primary estimate involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVD’s/Blu-ray discs in the retail market, which is discussed separately below under the caption “Sales Returns Allowance.”
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $5.4 million, $6.6 million and $8.6 million on our total revenue in the fiscal years ended March 31, 2016, 2015, and 2014, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S. and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not, otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future. In previous years, we had historically provided a full valuation allowance against our net deferred tax assets because of our historical operating losses. Due to the profitability achieved in our fiscal year ended March 31, 2013, which resulted in a cumulative positive three year pre-tax income, and our current projections of profitability in the next few years, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets, including our net operating loss carryforwards, and, accordingly, the valuation allowance related to those assets was reversed as of March 31, 2013. In addition, due to certain financing transactions in the year ended March 31, 2014, we determined that it was more likely than not that we will realize the benefit of certain of our deferred tax assets in our Canadian tax jurisdiction, and accordingly, the valuation allowance related to those assets was reversed during the year ended March 31, 2014. However, the assessment as to whether there will be sufficient taxable income to realize our net deferred tax assets is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate, we may need to reestablish all or a portion of the valuation allowance through a charge to our income tax provision. Our net unreserved deferred tax assets at March 31, 2016 amounted to $134.4 million.
Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and could fluctuate significantly in the future as it is affected by many factors, including the overall level of pre-tax income, mix of our pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
Goodwill. Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2016 by first assessing qualitative factors to determine whether it was necessary to perform the two-step annual goodwill impairment test. Based on our qualitative assessments, including, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
Consolidation. We consolidate entities in which we own more than 50% of the voting stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting stock are accounted for using the cost method of accounting.

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

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS
Fiscal 2016 Compared to Fiscal 2015
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the fiscal years ended March 31, 2016 and 2015. Due to the acquisition of Pilgrim Media Group, LLC ("Pilgrim Studios"), the results of operations for the Television Production segment for the fiscal year ended March 31, 2016 includes revenues of $52.5 million and gross contribution of $10.9 million (excluding purchase accounting impact of $6.5 million) from Pilgrim Studios from the acquisition date of November 12, 2015 through March 31, 2016 (see Note 11 to our consolidated financial statements).

	Year Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues
Motion Pictures	$1,677.5		$1,820.1		$(142.6)	(7.8)%
Television Production	669.9		579.5		90.4	15.6%
	$2,347.4		$2,399.6		$(52.2)	(2.2)%
Gross segment contribution(1)
Motion Pictures	$184.3	11.0%	$449.8	24.7%	$(265.5)	(59.0)%
Television Production	104.0	15.5	55.1	9.5	48.9	88.7%
	$288.3	12.3%	$504.9	21.0%	$(216.6)	(42.9)%
_________________________________________

(1)
Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, a non-cash imputed interest charge of $5.3 million in fiscal 2016, and backstopped prints and advertising ("P&A") expense (see Note 16 to our consolidated financial statements). Gross segment contribution amounts for fiscal 2015 reflect the reclassification of certain distribution and marketing expenses in order to be consistent with the current fiscal year presentation (see Distribution and Marketing Expenses below).

A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$579.8	$662.7	$(82.9)	(12.5)%
Television Production	60.3	44.8	15.5	34.6%
	$640.1	$707.5	$(67.4)	(9.5)%

Motion Pictures Revenue
The table below sets forth Motion Pictures revenue by media for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$314.1	$354.0	$(39.9)	(11.3)%
Home Entertainment	579.8	662.7	(82.9)	(12.5)%
Television	205.1	270.2	(65.1)	(24.1)%
International	548.2	495.0	53.2	10.7%
Other	30.3	38.2	(7.9)	(20.7)%
	$1,677.5	$1,820.1	$(142.6)	(7.8)%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2016 and Fiscal 2015 Theatrical Slates and other titles that represented a significant portion of theatrical revenue for the fiscal years ended March 31, 2016 and 2015, respectively:

Year Ended March 31,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	March 2016	The Divergent Series: Insurgent	March 2015
Gods of Egypt	February 2016	The D.U.F.F.	February 2015
The Choice	February 2016	Mortdecai	January 2015
Dirty Grandpa	January 2016	The Hunger Games: Mockingjay - Part 1	November 2014
Norm of the North	January 2016	John Wick	October 2014
The Hunger Games: Mockingjay - Part 2	November 2015	Addicted*	October 2014*
Love the Coopers	November 2015	The Expendables 3	August 2014
The Last Witch Hunter	October 2015	Step Up All In	August 2014
Freeheld*	October 2015*	The Quiet Ones	April 2014
Sicario**	September 2015**	Draft Day	April 2014
Shaun the Sheep Movie	August 2015
American Ultra	August 2015
The Age of Adaline	April 2015
Child 44*	April 2015*
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
The Hunger Games: Mockingjay - Part 1	November 2014	The Hunger Games: Catching Fire	November 2013
 ___________________
* Limited release
** Initially a limited release through September 30, 2015, with a wide release in October 2015.

The following table sets forth the components of theatrical revenue by product category for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Theatrical revenues
Feature Film(1)	$296.5	$338.4	$(41.9)	(12.4)%
Managed Brands(2)	11.5	8.5	3.0	35.3%
Other(3)	6.1	7.1	(1.0)	(14.1)%
	$314.1	$354.0	$(39.9)	(11.3)%
___________________

(1)
Feature Film includes releases through our Lionsgate and Summit Entertainment film labels. We released 14 films in fiscal 2016 and 10 films in fiscal 2015 theatrically in the U.S. from these labels, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Managed Brands represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases. These theatrical releases included releases through our specialty films distribution labels, Lionsgate Premiere, and through CodeBlack films, and with our equity method investee, Roadside Attractions.

(3)	Represents certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.
Theatrical revenue of $314.1 million decreased $39.9 million, or 11.3%, in fiscal 2016, as compared to fiscal 2015, primarily due to the relative performance of our feature films, as listed in the table above, and in particular, the lower box office generated from The Hunger Games: Mockingjay - Part 2 and The Divergent Series: Allegiant as compared to The Hunger Games: Mockingjay - Part 1 and The Divergent Series: Insurgent in fiscal 2015. To a lesser extent, the decrease was also driven by the limited releases of Child 44 and Freeheld in fiscal 2016, and while The Age of Adaline had a strong performance at the box office, under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.

Motion Pictures — Home Entertainment Revenue
The following table sets forth our feature film titles released on home entertainment in the fiscal years ended March 31, 2016 and 2015, in addition to other titles which contributed a significant amount of home entertainment revenue in fiscal 2016 and fiscal 2015, respectively:

Year Ended March 31,
2016		2015
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Hunger Games: Mockingjay - Part 2	March 2016	The Hunger Games: Mockingjay - Part 1	March 2015
Love the Coopers	February 2016	John Wick	February 2015
The Last Witch Hunter	February 2016	Addicted	February 2015
Freeheld	February 2016	The Expendables 3	November 2014
Sicario	January 2016	Step Up All In	November 2014
American Ultra	November 2015	Draft Day	September 2014
Shaun the Sheep Movie	November 2015	The Quiet Ones	August 2014
The Age of Adaline	September 2015
Child 44	August 2015
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	August 2015	Tyler Perry's A Madea Christmas	November 2014
The D.U.F.F.	June 2015	Divergent	August 2014
Mortdecai	May 2015	The Single Moms Club	July 2014
The Hunger Games: Mockingjay - Part 1	March 2015	I, Frankenstein	May 2014
John Wick	February 2015	The Legend of Hercules	April 2014
		The Hunger Games: Catching Fire	March 2014
The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016			2015
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total	Total Increase (Decrease)
			(Amounts in millions)
Home entertainment revenues(2)
Feature Film:
Fiscal 2016 Theatrical Slate	$110.3	$36.9	$147.2	$—	$—	$—	$147.2
Fiscal 2015 Theatrical Slate	67.7	67.4	135.1	128.4	35.8	164.2	(29.1)
Fiscal 2014 Theatrical Slate	17.1	7.7	24.8	106.6	88.0	194.6	(169.8)
Prior Theatrical Slates	31.3	23.7	55.0	45.8	28.7	74.5	(19.5)
Total Feature Film	226.4	135.7	362.1	280.8	152.5	433.3	(71.2)
Managed Brands	131.7	78.2	209.9	147.5	74.9	222.4	(12.5)
Other	4.8	3.0	7.8	4.3	2.7	7.0	0.8
	$362.9	$216.9	$579.8	$432.6	$230.1	$662.7	$(82.9)

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in fiscal 2015 have been reclassified between product types in order to be consistent with the current fiscal year classification.

Home entertainment revenue of $579.8 million decreased $82.9 million, or 12.5%, in fiscal 2016, as compared to fiscal 2015. The decrease was primarily driven by the performance of our Feature Film titles released on packaged media from our Fiscal 2016 and Fiscal 2015 Theatrical Slates in fiscal 2016 (as listed in the table above), compared to the revenue from the titles released on packaged media from our Fiscal 2015 and Fiscal 2014 Theatrical Slates in fiscal 2015 (as listed in the table above). In particular, significant home entertainment revenues were generated in fiscal 2015 from The Hunger Games: Mockingjay - Part 1 and Divergent, which compared to lower home entertainment revenues generated in fiscal 2016 from The Hunger Games: Mockingjay - Part 2 and The Divergent Series: Insurgent. Additionally, Managed Brands decreased $12.5 million, driven by lower packaged media revenue and slightly offset by increased digital media revenue in fiscal 2016, as compared to fiscal 2015.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2016 and 2015:

Year Ended March 31,
2016	2015
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
John Wick	Divergent
The Divergent Series: Insurgent	Ender's Game
The Hunger Games: Mockingjay - Part 1	Red 2
The Hunger Games: Catching Fire
Prior Theatrical Slates:	Prior Theatrical Slates:
The Twilight Saga: Breaking Dawn - Part 2	The Hunger Games
The Twilight Saga: Breaking Dawn - Part 1

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Feature Film:
Fiscal 2016 Theatrical Slate	$9.2	$—	$9.2	n/m
Fiscal 2015 Theatrical Slate	58.2	16.3	41.9	257.1%
Fiscal 2014 Theatrical Slate	15.4	98.3	(82.9)	(84.3)%
Prior Theatrical Slates	83.4	110.7	(27.3)	(24.7)%
Total Feature Film	166.2	225.3	(59.1)	(26.2)%
Managed Brands	35.7	41.9	(6.2)	(14.8)%
Other	3.2	3.0	0.2	6.7%
	$205.1	$270.2	$(65.1)	(24.1)%

n/m - Percentage not meaningful.

(1)	Certain amounts in fiscal 2015 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Television revenue decreased in fiscal 2016 as compared to fiscal 2015, primarily driven by our feature films. In particular, there were a fewer number of titles with television windows opening in the current fiscal year from our smaller Fiscal 2015 Theatrical Slate as compared to our Fiscal 2014 Theatrical Slate, and lower revenue was generated from those titles. Additionally, revenue decreased in fiscal 2016 from our Prior Theatrical Slates category, largely driven by a significant contribution from The Hunger Games in fiscal 2015.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2016 and 2015:

Year Ended March 31,
2016	2015
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Child 44	Step Up All In
Gods of Egypt	The Divergent Series: Insurgent
Sicario	The Hunger Games: Mockingjay - Part 1
The Divergent Series: Allegiant
The Hunger Games: Mockingjay - Part 2
The Last Witch Hunter
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Mortdecai	Divergent
The Divergent Series: Insurgent	The Hunger Games: Catching Fire
The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
International revenues(1)
Feature Film:
Fiscal 2016 Theatrical Slate	$281.8	$—	$281.8	n/m
Fiscal 2015 Theatrical Slate	96.4	209.7	(113.3)	(54.0)%
Fiscal 2014 Theatrical Slate	17.7	99.4	(81.7)	(82.2)%
Prior Theatrical Slates	48.2	84.1	(35.9)	(42.7)%
Total Feature Film	444.1	393.2	50.9	12.9%
UK Third Party Product(2)	72.4	66.8	5.6	8.4%
Managed Brands	22.9	22.3	0.6	2.7%
Other	8.8	12.7	(3.9)	(30.7)%
	$548.2	$495.0	$53.2	10.7%

n/m - Percentage not meaningful.

(1)	Certain amounts in fiscal 2015 have been reclassified between product types in order to be consistent with the current fiscal year classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the United Kingdom.

International motion pictures revenue increased in fiscal 2016 as compared to fiscal 2015, primarily driven by our feature films, and in particular, a higher contribution from our Fiscal 2016 Theatrical Slate in the current fiscal year as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in the prior fiscal year, due to a greater number of titles generating revenue. This was partially offset by lower revenue from our Prior Theatrical Slates category, which included significant contributions from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 1 and The Twilight Saga: Breaking Dawn - Part 2 in fiscal 2015.
Motion Pictures —Other Revenue
Other revenue included in motion pictures revenue decreased in fiscal 2016 as compared to fiscal 2015, primarily due to a licensing arrangement made in fiscal 2015.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
		(Amounts in millions)
Television Production
Domestic television	$415.5	$415.2	$0.3	0.1%
International	190.2	112.4	77.8	69.2%
Home entertainment revenue
Digital	48.8	34.3	14.5	42.3%
Packaged Media	11.5	10.5	1.0	9.5%
Total home entertainment revenue	60.3	44.8	15.5	34.6%
Other	3.9	7.1	(3.2)	(45.1)%
	$669.9	$579.5	$90.4	15.6%

Television Production - Domestic Television

 Domestic television revenue increased slightly in fiscal 2016, as compared to fiscal 2015, primarily due to television revenue in fiscal 2016 of $52.5 million from the November 12, 2015 acquisition of Pilgrim Studios, which was mostly offset by a decrease in revenue driven by fewer television episodes delivered in fiscal 2016, as compared to fiscal 2015, and in particular, significant revenue in fiscal 2015 from Mad Men - Season 7. Television episodes delivered for original exhibition during fiscal 2016 and 2015 included the episode deliveries as shown in the table below:

		Year Ended				Year Ended
		March 31, 2016				March 31, 2015
		Episodes	Hours			Episodes	Hours
Casual - Season 1	1/2hr	10	5.0	Anger Management	1/2hr	35	17.5
Greenleaf - Season 1	1hr	3	3.0	Ascension	1hr	6	6.0
Manhattan - Season 2	1hr	10	10.0	Houdini	1hr	4	4.0
Monica the Medium - Season 1	1hr	10	10.0	Mad Men - Season 7	1hr	11	11.0
Monica the Medium - Season 2	1hr	1	1.0	Manhattan - Season 1	1hr	13	13.0
Nashville - Season 3	1hr	5	5.0	Nashville - Season 2	1hr	3	3.0
Nashville - Season 4	1hr	16	16.0	Nashville - Season 3	1hr	17	17.0
Orange Is The New Black - Season 3	1hr	1	1.0	Nurse Jackie - Season 7	1/2hr	12	6.0
Orange Is The New Black - Season 4	1hr	13	13.0	Orange Is The New Black - Season 3	1hr	12	12.0
The Royals - Season 2	1hr	10	10.0	Rosemary's Baby	1hr	4	4.0
Other(1)	1/2hr & 1hr	77	47.5	The Royals - Season 1	1hr	9	9.0
				Other(1)	1/2hr & 1hr	112	65.5
		156	121.5			238	168.0
______________________

(1)
Other in fiscal 2016 includes episodes delivered for Christina Milian Turned Up (Season 2), Deadbeat (Seasons 2 & 3), Deion's Family Playbook, DeSean Jackson: Home Team (Season 1), Flea Market Flip (Seasons 6 & 7), Rocket Jump: The Show, among others. Other in fiscal 2015 includes episodes delivered for Alaska: Battle on the Bay, Christina Milian Turned Up (Season 1), Deadbeat (Season 2), Deal With It (Season 2), Deion's Family Playbook, Flea Market Flip (Seasons 4 & 5), Partners, and Way Out West.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in fiscal 2016 from Family Feud (Seasons 8 & 9), The Wendy Williams Show (Seasons 6 & 7), House of Payne, Celebrity Name Game, and Anger Management, and in fiscal 2015, from Are We There Yet, Family Feud (Seasons 7 & 8), and The Wendy Williams Show (Season 5).
Television Production - International Revenue
International revenue in fiscal 2016 increased as compared to fiscal 2015, primarily driven by a significant contribution of revenue from Orange Is The New Black (Seasons 1, 2, 3 & 4), and to a lesser extent, contributions from Blue Mountain State (Seasons 1, 2 & 3) and The Royals (Seasons 1 & 2) in fiscal 2016, partially offset by decreases in revenues from Anger Management and Mad Men.
Television Production - Home Entertainment Revenue
The increase in home entertainment revenue is primarily due to an increase in digital media revenue, largely driven by revenues from Mad Men (Season 7), Manhattan (Season 2), The Royals (Season 1), and Blue Mountain State (Seasons 1,2 & 3) in fiscal 2016, compared to revenues from Mad Men (Season 7) and Manhattan (Season 1) in fiscal 2015.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2016 and 2015:

	Year Ended			Year Ended
	March 31, 2016			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$659.3	$360.5	$1,019.8	$545.7	$354.3	$900.0
Participation and residual expense	214.9	166.9	381.8	270.8	131.4	402.2
Provision for doubtful accounts and foreign exchange losses	0.1	4.4	4.5	11.0	2.6	13.6
	874.3	531.8	1,406.1	827.5	488.3	1,315.8
Other(1)	—	—	9.2	—	—	—
Total direct operating expenses	$874.3	$531.8	$1,415.3	$827.5	$488.3	$1,315.8
Direct operating expenses as a percentage of segment revenues	52.1%	79.4%	60.3%	45.5%	84.3%	54.8%
______________________

(1)
Other direct operating expenses primarily consist of the incremental amortization expense of the purchase accounting fair value adjustments on television assets related to the acquisition of Pilgrim Studios, and direct operating costs related to our new direct-to-consumer business initiatives including our subscription video-on-demand platforms.

Direct operating expenses of the Motion Pictures segment of $874.3 million for fiscal 2016 were 52.1% of motion pictures revenue, compared to $827.5 million, or 45.5% of motion pictures revenue for fiscal 2015. Direct operating expenses increased by $46.8 million, even though motion pictures revenue decreased $142.6 million primarily due to the higher amortization rates of our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the current fiscal year as compared to the amortization rates of our Fiscal 2015 and Fiscal 2014 Theatrical Slates in the prior fiscal year. In particular, the amortization rates in the current fiscal year for The Hunger Games: Mockingjay - Part 2 and to a lesser extent, The Divergent Series: Insurgent and The Last Witch Hunter, were higher as compared to the amortization rates in the prior fiscal year for The Hunger Games: Mockingjay - Part 1 and to a lesser extent, Divergent and The Hunger Games: Catching Fire. Included in direct operating expenses are investment in film write-downs of approximately $22.2 million in fiscal 2016, compared to approximately $17.3 million in fiscal 2015. Foreign exchange losses decreased in fiscal 2016 as compared to fiscal 2015, and this decrease was offset partially by an increase in the provision for doubtful accounts.
Direct operating expenses of the Television Production segment of $531.8 million for fiscal 2016 were 79.4% of television production revenue, compared to $488.3 million, or 84.3%, of television production revenue for fiscal 2015. The increase in direct operating expense is primarily due to an increase in television production revenue. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in fiscal 2016 as compared to fiscal 2015, and was primarily driven by the significant contribution of revenue in fiscal 2016 from Orange Is The New Black (which carries a lower amortization rate as compared to the amortization rate of the total Television Production segment), relative to total television production revenue. This decrease was offset partially by an increase attributable to a greater number of new television programs in fiscal 2016 compared to fiscal 2015, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2016 and 2015:

	Year Ended			Year Ended
	March 31, 2016			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$392.1	$—	$392.1	$289.6	$—	$289.6
Home Entertainment	142.9	8.3	151.2	166.4	6.7	173.1
International	69.3	15.3	84.6	80.8	12.8	93.6
Television	14.6	15.8	30.4	6.1	16.6	22.7
	618.9	39.4	658.3	542.9	36.1	579.0
Other(1)	—	—	3.5	—		12.5
Total distribution and marketing expenses	$618.9	$39.4	$661.8	$542.9	$36.1	$591.5
______________________

(1)
Other distribution and marketing expenses in fiscal 2016 consist of distribution and marketing costs related to our new direct-to-consumer business initiatives, including our subscription video-on-demand platforms, and backstopped P&A expense, which represents the amount of theatrical marketing expense for third party titles that we funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred net of the impact of expensing the P&A costs over the revenue streams similar to a participation expense. We do not consider these costs part of segment distribution and marketing expense and have reclassified the fiscal 2015 amount of backstopped P&A from the Motion Pictures segment to Other to be consistent with the current fiscal year presentation.

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2016 of $392.1 million increased $102.5 million, compared to $289.6 million in fiscal 2015. The increase was primarily driven by higher P&A spending on our theatrical releases, in part due to a greater number of wide releases requiring P&A in fiscal 2016. In addition, the increase was driven to a lesser extent, by higher P&A incurred in advance for films to be released in fiscal 2017. In fiscal 2016, approximately $16.6 million of P&A was incurred in advance for films to be released in fiscal 2017, such as Criminal, Now You See Me 2, and Deepwater Horizon. In fiscal 2015, approximately $5.9 million of P&A was incurred in advance for films to be released in fiscal 2016, such as The Hunger Games: Mockingjay Part 2 and Child 44.
Home entertainment distribution and marketing costs on motion pictures and television product in fiscal 2016 of $151.2 million decreased $21.9 million, or 12.7%, compared to $173.1 million in fiscal 2015, primarily due to lower motion pictures home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2016 were 23.6%, and were comparable to home entertainment distribution and marketing costs as a percentage of home entertainment revenues in fiscal 2015 of 24.5%.
International distribution and marketing expenses in the Motion Pictures segment in fiscal 2016 of $69.3 million decreased from $80.8 million in fiscal 2015, primarily driven by higher spending in fiscal 2015 on our theatrical slate releases, including The Expendables 3 and The Hunger Games: Mockingjay - Part 1.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. Consistent with how management reviews the Television Production gross segment contribution, the Television Production segment also excludes a non-cash imputed interest charge of $5.3 million in fiscal 2016 for the interest cost of certain long-term accounts receivable for Television Production licensed product that become due beyond one-year. The following table sets forth gross segment contribution for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,				Increase (Decrease)
	2016	% of Segment Revenues	2015	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$184.3	11.0%	$449.8	24.7%	$(265.5)	(59.0)%
Television Production	104.0	15.5	55.1	9.5	48.9	88.7%
	$288.3	12.3%	$504.9	21.0%	$(216.6)	(42.9)%
Gross segment contribution of the Motion Pictures segment for fiscal 2016 of $184.3 million decreased $265.5 million, or 59.0%, as compared to fiscal 2015. The decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment was primarily driven by our theatrical slates, and is due to lower motion pictures revenue, higher direct operating expenses as a percentage of motion pictures revenue, and to a lesser extent, higher distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for fiscal 2016 increased $48.9 million, or 88.7% as compared to fiscal 2015. The increase in gross segment contribution and gross contribution margin of the Television Production segment is due to an increase in television production revenue and lower direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$81.0		$73.5		$7.5	10.2%
Television Production	19.8		13.3		6.5	48.9%
Shared services and corporate expenses, excluding items below	76.4		85.7		(9.3)	(10.9)%
General and administrative expenses before items below:	177.2	7.5%	172.5	7.2%	4.7	2.7%
Share-based compensation expense	78.5		80.3		(1.8)	(2.2)%
Restructuring and other items	19.8		10.7		9.1	85.0%
Purchase accounting and related adjustments	1.9		—		1.9	n/m
Start-up costs of new business initiatives	4.8		—		4.8	n/m
Total general and administrative expenses	$282.2	12.0%	$263.5	11.0%	$18.7	7.1%
Total General and Administrative Expenses
General and administrative expenses increased by $18.7 million, or 7.1%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased by $7.5 million, or 10.2%, primarily due to increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom, new product lines and franchise extension activity.
General and administrative expenses of the Television Production segment increased $6.5 million, or 48.9%, primarily due to increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom and to a lesser extent increases in salaries and related expenses associated with our Television syndication activities. Additionally, the fiscal year ended March 31, 2016 includes general and administrative expenses of Pilgrim Media Group, acquired in November 2015.
Shared services and corporate expenses excluding share-based compensation expense decreased $9.3 million, or 10.9%, primarily due to a decrease in incentive compensation partially offset by increases in rent and facilities costs.
Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$31.0	$33.5	$(2.5)	(7.5)%
Restricted share units and other share-based compensation	47.2	42.8	4.4	10.3%
Share appreciation rights	0.3	4.0	(3.7)	(92.5)%
	$78.5	$80.3	$(1.8)	(2.2)%
Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in fiscal 2016 represent professional fees associated with certain strategic transactions including, among others, the acquisition of Pilgrim Studios and certain shareholder transactions, and certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 11 to our consolidated financial statements). Pursuant to the profit sharing provisions in the Pilgrim Studios operating agreement, the transactional costs of $7.7 million are included in net loss attributable to noncontrolling interest in our consolidated statement of operations. In addition, amounts in fiscal 2016 include pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan in which the Company is no longer participating.
Amounts in fiscal 2015 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom, and severance costs associated with the integration of the marketing operations of our Lionsgate and Summit Entertainment film labels, of which approximately $1.2 million are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 13 to our consolidated financial statements). In addition, amounts in fiscal 2015 also include transaction costs related to a certain shareholder transaction (see Note 22 to our consolidated financial statements), and costs related to the Starz Exchange transaction (see Note 5 to our consolidated financial statements).
Purchase accounting and related adjustments. Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount that is included in general and administrative expense (see Note 12 to our consolidated financial statements).
Start-up costs of new business initiatives. Start-up costs of new business initiatives represent general and administrative expense associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $13.1 million in fiscal 2016, compared to $6.6 million in fiscal 2015, primarily due to an increase in capital assets, including computer equipment and software, leasehold improvements and additions from the acquisition of Pilgrim Studios.
Interest expense in fiscal 2016 increased $2.4 million from fiscal 2015. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$5.4	$6.7	$(1.3)	(19.4)%
Convertible senior subordinated notes	2.4	3.5	(1.1)	(31.4)%
5.25% Senior Notes	11.8	11.8	—	—%
Term Loans	20.2	11.7	8.5	72.6%
Other	5.9	6.0	(0.1)	(1.7)%
	45.7	39.7	6.0	15.1%
Non-Cash Based:
Amortization of discount and deferred financing costs	9.2	12.8	(3.6)	(28.1)%
	$54.9	$52.5	$2.4	4.6%
Interest and other income was $1.9 million in fiscal 2016, compared to $2.8 million in fiscal 2015.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2016 and 2015:

	March 31, 2016
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2016	2015	Amount	Percent
		(Amounts in millions)
EPIX(1)	31.2%	$52.1	$48.7	$3.4	7.0%
Pop(1)	50.0%	(1.8)	(9.6)	7.8	(81.3)%
Other(2)	Various	(6.1)	13.4	(19.5)	(145.5)%
		$44.2	$52.5	$(8.3)	(15.8)%
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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $11.7 million for the fiscal year ended March 31, 2015, with no comparable loss for the fiscal year ended March 31, 2016. Amounts in fiscal 2015 primarily resulted from the March 2015 early redemption of the Term Loan Due 2020, which carried a variable rate of LIBOR, subject to a 1% floor, plus 4%, in connection with the issuance of the Term Loan Due 2022, which carries a fixed interest rate of 5%. See Note 7 to our consolidated financial statements.

Income Tax Provision (Benefit)
We had an income tax benefit of $76.5 million in fiscal 2016, compared to an expense of $31.6 million in fiscal 2015. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the prior fiscal year. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The decrease in our income tax provision in fiscal 2016 as compared to fiscal 2015 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate which reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. The impact is reflected in Note 14 to our consolidated financial statements in the table that reconciles income taxes computed at U.S. statutory income tax rates to the income tax provision (benefit).
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016. At March 31, 2016, we had U.S. net operating loss carryforwards of approximately $285.2 million available to reduce future federal income taxes which expire beginning in 2028 through 2036, state net operating loss carryforwards of approximately $254.1 million available to reduce future state income taxes which expire in varying amounts beginning 2024, and Canadian loss carryforwards of $22.5 million, which will expire beginning in 2034. At March 31, 2016, the Company had U.K. loss carryforwards of $6.7 million which do not expire. In addition, at March 31, 2016, we had U.S. credit carryforwards related to foreign taxes paid of approximately $44.7 million to offset future federal income taxes that will expire beginning in 2021.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders
Net income attributable to our shareholders for the fiscal year ended March 31, 2016 was $50.2 million, or basic net income per common share of $0.34 on 148.5 million weighted average common shares outstanding and diluted net income per common share of $0.33 on 154.1 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2015 of $181.8 million, or basic net income per common share of $1.31 on 139.0 million weighted average common shares outstanding and diluted net income per common share of $1.23 on 151.8 million weighted average common shares outstanding.

Fiscal 2015 Compared to Fiscal 2014
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues
Motion Pictures	$1,820.1		$2,182.9		$(362.8)	(16.6)%
Television Production	579.5		447.4		132.1	29.5%
	$2,399.6		$2,630.3		$(230.7)	(8.8)%
Gross segment contribution(1)
Motion Pictures	$449.8	24.7%	$491.8	22.5%	$(42.0)	(8.5)%
Television Production	55.1	9.5	29.6	6.6	25.5	86.1%
	$504.9	21.0%	$521.4	19.8%	$(16.5)	(3.2)%
_________________________________________

(1)
Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. Gross segment contribution amounts for fiscal 2015 reflect the reclassification of certain distribution and marketing expenses in order to be consistent with the current fiscal year presentation (see Distribution and Marketing Expenses section below).

A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$662.7	$829.6	$(166.9)	(20.1)%
Television Production	44.8	34.3	10.5	30.6%
	$707.5	$863.9	$(156.4)	(18.1)%

Motion Pictures Revenue
The table below sets forth Motion Pictures revenue by media for the fiscal years ended March 31, 2015 and 2014.

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$354.0	$524.7	$(170.7)	(32.5)%
Home Entertainment	662.7	829.6	(166.9)	(20.1)%
Television	270.2	225.3	44.9	19.9%
International	495.0	543.4	(48.4)	(8.9)%
Other	38.2	59.9	(21.7)	(36.2)%
	$1,820.1	$2,182.9	$(362.8)	(16.6)%
Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2015 and Fiscal 2014 Theatrical Slates and other titles that represented a significant portion of theatrical revenue for the fiscal years ended March 31, 2015 and 2014, respectively:

Year Ended March 31,
2015		2014
	Theatrical Release Date		Theatrical Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Divergent Series: Insurgent	March 2015	Divergent	March 2014
The D.U.F.F.	February 2015	The Single Moms Club	March 2014
Mortdecai	January 2015	I, Frankenstein	January 2014
The Hunger Games: Mockingjay - Part 1	November 2014	The Legend of Hercules	January 2014
John Wick	October 2014	Tyler Perry's A Madea Christmas	December 2013
Addicted*	October 2014*	The Hunger Games: Catching Fire	November 2013
The Expendables 3	August 2014	Ender's Game	November 2013
Step Up All In	August 2014	Escape Plan	October 2013
The Quiet Ones	April 2014	You're Next	August 2013
Draft Day	April 2014	Red 2	July 2013
		Now You See Me	May 2013
		Peeples	May 2013
		The Big Wedding	April 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Divergent	March 2014	Temptation: Confessions of a Marriage Counselor	March 2013
The Hunger Games: Catching Fire	November 2013

*	Limited release.
The following table sets forth the components of theatrical revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Theatrical revenues
Feature Film(1)	$338.4	$468.4	$(130.0)	(27.8)%
Managed Brands(2)	8.5	30.1	(21.6)	(71.8)%
Other(3)	7.1	26.2	(19.1)	(72.9)%
	$354.0	$524.7	$(170.7)	(32.5)%
___________________

(1)
Feature Film includes our releases through our Lionsgate and Summit Entertainment film labels. We released 10 films in fiscal 2015 and 13 films in fiscal 2014 theatrically in the U.S. from these labels, which included films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Managed Brands represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases. These theatrical releases include releases through our specialty films distribution labels, Lionsgate Premiere and through CodeBlack films, and with our equity method investee, Roadside Attractions.

(3)	Represents certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.
Theatrical revenue of $354.0 million decreased $170.7 million, or 32.5%, in fiscal 2015, as compared to fiscal 2014. Approximately $130.0 million of this decrease was driven by fewer films (as listed above) released from our Fiscal 2015 Theatrical Slate compared to our Fiscal 2014 Theatrical Slate and the relative performance of those films released. In particular, the box office performance of The Hunger Games: Mockingjay - Part 1 in fiscal 2015 was lower than the box office performance of The Hunger Games: Catching Fire and fiscal 2014 included the strong box office performance of Now You See Me. In addition, theatrical revenue from Managed Brands declined $21.6 million, due primarily to significant revenue from

Kevin Hart: Let Me Explain and Mud in fiscal 2014, and Other theatrical revenue declined $19.1 million due primarily to significant theatrical revenue from Instructions Not Included in fiscal 2014.

Motion Pictures — Home Entertainment Revenue
The following table sets forth our feature film titles released on home entertainment in the fiscal years ended March 31, 2015 and 2014, in addition to other titles which contributed a significant amount of home entertainment revenue in fiscal 2015 and fiscal 2014, respectively:

Year Ended March 31,
2015		2014
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2015 Theatrical Slate:		Fiscal 2014 Theatrical Slate:
The Hunger Games: Mockingjay - Part 1	March 2015	The Hunger Games: Catching Fire	March 2014
John Wick	February 2015	Escape Plan	February 2014
Addicted	February 2015	Ender's Game	February 2014
The Expendables 3	November 2014	You're Next	January 2014
Step Up All In	November 2014	Red 2	November 2013
Draft Day	September 2014	Now You See Me	September 2013
The Quiet Ones	August 2014	Peeples	September 2013
		The Big Wedding	August 2013
Fiscal 2014 Theatrical Slate:		Fiscal 2013 Theatrical Slate:
Tyler Perry's A Madea Christmas	November 2014	Temptation: Confessions of A Marriage Counselor	July 2013
Divergent	August 2014	Snitch	June 2013
The Single Moms Club	July 2014	Warm Bodies	June 2013
I, Frankenstein	May 2014	The Last Stand	May 2013
The Legend of Hercules	April 2014	Texas Chainsaw 3D	May 2013
The Hunger Games: Catching Fire	March 2014	The Impossible	April 2013
		The Twilight Saga: Breaking Dawn - Part 2	March 2013
Prior Theatrical Slates:
		The Hunger Games	August 2012
Managed Brands:
		Mud	August 2013
		Duck Dynasty (multiple seasons)	Various

The following table sets forth the components of home entertainment revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015			2014
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total	Total Increase (Decrease)
			(Amounts in millions)
Home entertainment revenues(2)
Feature Film:
Fiscal 2015 Theatrical Slate	$128.4	$35.8	$164.2	$—	$—	$—	$164.2
Fiscal 2014 Theatrical Slate	106.6	88.0	194.6	209.7	49.5	259.2	(64.6)
Fiscal 2013 Theatrical Slate	14.0	6.2	20.2	101.2	83.9	185.1	(164.9)
Prior Theatrical Slates	31.8	22.5	54.3	71.4	23.0	94.4	(40.1)
Total Feature Film	280.8	152.5	433.3	382.3	156.4	538.7	(105.4)
Managed Brands	147.5	74.9	222.4	199.5	80.6	280.1	(57.7)
Other	4.3	2.7	7.0	8.6	2.2	10.8	(3.8)
	$432.6	$230.1	$662.7	$590.4	$239.2	$829.6	$(166.9)
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in fiscal 2015 and fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Home entertainment revenue of $662.7 million decreased $166.9 million, or 20.1%, in fiscal 2015 as compared to fiscal 2014. Of the $166.9 million decrease, approximately $105.4 million was from our feature films, and $57.7 million was from Managed Brands. The decrease in home entertainment revenues from our feature films was largely driven by the performance of the titles released in fiscal 2015 from our Fiscal 2015 Theatrical Slate, as compared to the titles released in fiscal 2014 from our Fiscal 2014 Theatrical Slate, which included significant revenues from the release of The Hunger Games: Catching Fire, Now You See Me and Red 2 in fiscal 2014. The decrease was also, to a lesser extent, driven by fewer titles released on packaged media from our feature films in fiscal 2015 as compared to fiscal 2014. These decreases in revenue were partially offset by contributions from our Fiscal 2014 Theatrical Slate in fiscal 2015, driven by the performance of Divergent and The Hunger Games: Catching Fire in fiscal 2015. The decrease in Managed Brands revenue was primarily due to the number and performance of titles released in fiscal 2015, as compared to the titles released in fiscal 2014, and in particular, a significant contribution from Mud in fiscal 2014.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the fiscal years ended March 31, 2015 and 2014:

Year Ended March 31,
2015	2014
Fiscal 2014 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Divergent	Now You See Me
Ender's Game
Red 2
The Hunger Games: Catching Fire
Prior Theatrical Slates:	Fiscal 2013 Theatrical Slate:
The Hunger Games	Snitch
The Twilight Saga: Breaking Dawn - Part 1	Temptation: Confessions of a Marriage Counselor
The Twilight Saga: Breaking Dawn - Part 2
The Possession
Warm Bodies

The following table sets forth the components of television revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Feature Film:
Fiscal 2015 Theatrical Slate	$16.3	$—	$16.3	n/m
Fiscal 2014 Theatrical Slate	98.3	24.4	73.9	n/m
Fiscal 2013 Theatrical Slate	17.6	94.4	(76.8)	(81.4)%
Prior Theatrical Slates	93.1	76.4	16.7	21.9%
Total Feature Film	225.3	195.2	30.1	15.4%
Managed Brands	41.9	29.2	12.7	43.5%
Other	3.0	0.9	2.1	233.3%
	$270.2	$225.3	$44.9	19.9%
 ___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in fiscal 2015 and fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification.
Television revenue increased in fiscal 2015 as compared to fiscal 2014 due primarily to an increase in the contribution of revenue from our feature films as listed above, and in particular, contributions from our Prior Theatrical Slates category reflecting television window openings for The Twilight Saga: Breaking Dawn - Part 1 and The Hunger Games and also, to a lesser extent, an increase in the contribution of revenue from our Managed Brands category reflecting the timing of television windows opening in fiscal 2015.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the fiscal years ended March 31, 2015 and 2014:

Year Ended March 31,
2015	2014
Fiscal 2015 Theatrical Slate:	Fiscal 2014 Theatrical Slate:
Step Up All In	Escape Plan
The Divergent Series: Insurgent	Now You See Me
The Hunger Games: Mockingjay - Part 1	Red 2
The Hunger Games: Catching Fire
Fiscal 2014 Theatrical Slate:	Fiscal 2013 Theatrical Slate:
Divergent	The Twilight Saga: Breaking Dawn - Part 2
The Hunger Games: Catching Fire
The following table sets forth the components of international revenue by product category for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
International revenues(1)
Feature Film:
Fiscal 2015 Theatrical Slate	$209.7	$—	$209.7	n/m
Fiscal 2014 Theatrical Slate	99.4	273.9	(174.5)	(63.7)%
Fiscal 2013 Theatrical Slate	29.0	109.9	(80.9)	(73.6)%
Prior Theatrical Slates	55.1	67.2	(12.1)	(18.0)%
Total Feature Film	393.2	451.0	(57.8)	(12.8)%
UK Third Party Product(2)	66.8	61.8	5.0	8.1%
Managed Brands	22.3	21.8	0.5	2.3%
Other	12.7	8.8	3.9	44.3%
	$495.0	$543.4	$(48.4)	(8.9)%
 ___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in fiscal 2015 and fiscal 2014 have been reclassified between product types in order to be consistent with the current fiscal year classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the United Kingdom.

International motion pictures revenue decreased in fiscal 2015 as compared to fiscal 2014, due primarily to a decrease in revenues from our feature films, offset in part by increases in our UK Third Party Product and Other categories. The decrease in our feature films was primarily driven by a decrease in revenue from our Fiscal 2015 Theatrical Slate in fiscal 2015 as compared to the revenue from our Fiscal 2014 Theatrical Slate in fiscal 2014, due primarily to significant revenues from Now You See Me, Red 2 and Escape Plan in fiscal 2014, which were partially offset by higher international revenues from The Hunger Games: Mockingjay - Part 1 in fiscal 2015 as compared to The Hunger Games: Catching Fire in fiscal 2014.
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

Television Production - Domestic Television
Domestic television revenue increased in fiscal 2015 as compared to fiscal 2014, primarily due to an increase in television episodes delivered in fiscal 2015, as compared to fiscal 2014. Television episodes delivered for original exhibition during fiscal 2015 and 2014 included the episode deliveries as shown in the table below:

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
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended			Year Ended
	March 31, 2015			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$545.7	$354.3	$900.0	$624.0	$297.3	$921.3
Participation and residual expense	270.8	131.4	402.2	359.4	89.9	449.3
Provision for doubtful accounts and foreign exchange losses (gains)	11.0	2.6	13.6	(2.3)	1.1	(1.2)
	$827.5	$488.3	$1,315.8	$981.1	$388.3	$1,369.4
Direct operating expenses as a percentage of segment revenues	45.5%	84.3%	54.8%	44.9%	86.8%	52.1%
Direct operating expenses of the Motion Pictures segment of $827.5 million for fiscal 2015 were 45.5% of motion pictures revenue, compared to $981.1 million, or 44.9% of motion pictures revenue for fiscal 2014. The decrease in direct operating expenses of $153.6 million was primarily due to a decrease in motion pictures revenue in the fiscal year ended March 31, 2015, as compared to the fiscal year ended March 31, 2014. Included in direct operating expenses are investment in film write-downs of approximately $17.3 million in the fiscal year ended March 31, 2015, compared to $17.3 million in the fiscal year ended March 31, 2014. Foreign exchange losses and the provision for doubtful accounts in fiscal 2015 compared to primarily foreign exchange gains, offset in part by the provision for doubtful accounts in fiscal 2014.
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

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended			Year Ended
	March 31, 2015			March 31, 2014
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$289.6	$—	$289.6	$431.5	$0.3	$431.8
Home Entertainment	166.4	6.7	173.1	200.5	6.5	207.0
International	80.8	12.8	93.6	69.4	9.7	79.1
Television	6.1	16.6	22.7	8.6	13.0	21.6
	542.9	36.1	579.0	710.0	29.5	739.5
Other(1)	—	—	12.5	—	—	—
Total distribution and marketing expenses	$542.9	$36.1	$591.5	$710.0	$29.5	$739.5
______________________

(1)
Other distribution and marketing expenses consist of backstopped P&A, which represents the amount of theatrical marketing expense for third party titles that we funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred net of the impact of expensing the P&A costs over the revenue streams similar to a participation expense. We do not consider these costs part of segment distribution and marketing expense and have reclassified the fiscal 2015 amount of backstopped P&A from the Motion Pictures segment to Other to be consistent with the current fiscal year presentation (none in fiscal 2014).

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in fiscal 2015 of $289.6 million decreased $141.9 million, compared to $431.5 million in fiscal 2014. The decrease was primarily driven by lower P&A spending in the fiscal year ended March 31, 2015 on our feature films as a result of only ten wide releases from our Fiscal 2015 Theatrical Slate, compared to 13 wide releases from our Fiscal 2014 Theatrical Slate. In addition, the decrease was to a lesser extent due to lower P&A incurred on ancillary driven platform theatrical releases in fiscal 2015 as compared to fiscal 2014, which included the releases of All Is Lost, Mud and Kevin Hart: Let Me Explain, and a decrease in P&A incurred in advance for films to be released in fiscal 2016. In fiscal 2015, approximately $5.9 million of P&A was incurred in advance for films to be released in fiscal 2016, such as The Hunger Games: Mockingjay - Part 2 and Child 44. In fiscal 2014, approximately $22.9 million of P&A was incurred in advance for films to be released in fiscal 2015, such as Draft Day, The Quiet Ones, The Hunger Games: Mockingjay -Part 1 and The Expendables 3.
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

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. The following table sets forth gross segment contribution for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,				Increase (Decrease)
	2015	% of Segment Revenues	2014	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$449.8	24.7%	$491.8	22.5%	$(42.0)	(8.5)%
Television Production	55.1	9.5	29.6	6.6	25.5	86.1%
	$504.9	21.0%	$521.4	19.8%	$(16.5)	(3.2)%
Gross segment contribution of the Motion Pictures segment for fiscal 2015 of $449.8 million decreased $42.0 million, or 8.5%, as compared to fiscal 2014. The gross segment contribution of the Motion Pictures segment decreased only 8.5% despite a 16.6% decrease in Motion Pictures segment revenue due to lower direct operating expenses and lower distribution and marketing expenses incurred relative to motion pictures segment revenue in the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014.
Gross segment contribution of the Television Production segment for fiscal 2015 increased $25.5 million, or 86.1% as compared to fiscal 2014. The increase in gross segment contribution of the television production segment is primarily due to an increase in television production segment revenues, particularly driven by the success of shows, such as Orange Is The New Black.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,				Increase (Decrease)
	2015	% of Revenues	2014	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$73.5		$66.8		$6.7	10.0%
Television Production	13.3		12.7		0.6	4.7%
Shared services and corporate expenses, excluding items below	85.7		95.8		(10.1)	(10.5)%
General and administrative expenses before items below:	172.5	7.2%	175.3	6.7%	(2.8)	(1.6)%
Share-based compensation expense	80.3		72.1		8.2	11.4%
Restructuring and other items	10.7		7.5		3.2	42.7%
	91.0		79.6		11.4	14.3%
Total general and administrative expenses	$263.5	11.0%	$254.9	9.7%	$8.6	3.4%
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

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in fiscal 2015 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom, and severance costs associated with the integration of the marketing operations of our Lionsgate and Summit Entertainment film labels, of which approximately $1.2 million were non-cash charges resulting from the acceleration of vesting of stock awards (see Note 13 to our consolidated financial statements). In addition, amounts in fiscal 2015 also include transaction costs related to a certain shareholder transaction (see Note 22 to our consolidated financial statements), and costs related to the Starz Exchange transaction (see Note 5 to our consolidated financial statements). Amounts in fiscal 2014 represent the settlement of an administrative order.
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

	Year Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$6.7	$9.2	$(2.5)	(27.2)%
Convertible senior subordinated notes	3.5	4.8	(1.3)	(27.1)%
5.25% Senior Notes and 10.25% Senior Note (year ended March 31, 2014 only)	11.8	21.6	(9.8)	(45.4)%
Term Loans	11.7	8.0	3.7	46.3%
Other	6.0	5.4	0.6	11.1%
	39.7	49.0	(9.3)	(19.0)%
Non-Cash Based:
Amortization of discount and deferred financing costs	12.8	17.2	(4.4)	(25.6)%
	$52.5	$66.2	$(13.7)	(20.7)%
Interest and other income was $2.8 million in fiscal 2015, compared to $6.0 million in fiscal 2014.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2015 and 2014:

	March 31, 2015
	Ownership	Year Ended March 31,		Increase (Decrease)
	Percentage	2015	2014	Amount	Percent
		(Amounts in millions)
EPIX(1)	31.2%	$48.7	$32.3	$16.4	50.8%
Pop(1)	50.0%	(9.6)	(2.6)	(7.0)	269.2%
Other(2)	Various	13.4	(5.0)	18.4	n/m
		$52.5	$24.7	$27.8	112.6%
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

Income Tax Provision
We had an income tax expense of $31.6 million in fiscal 2015, compared to an expense of $32.9 million in fiscal 2014. Our tax provision for the fiscal years ended March 31, 2015 and March 31, 2014 included certain unusual and discrete tax items (see below). Excluding these items, our tax provision for fiscal 2015 was $31.8 million compared to $59.6 million for fiscal 2014. The decrease in our tax provision in fiscal 2015 as compared to fiscal 2014 reflects the implementation of certain business and financing strategies in and among our operations in the various tax jurisdictions in which we operate. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
In fiscal 2015, the income tax provision included the effect at the applicable statutory rate from the impact of the loss on early extinguishment of debt, and other discrete tax items, which contributed a tax benefit of $0.2 million. In fiscal 2014, the income tax provision included a discrete benefit of $12.0 million from the reversal of a valuation allowance related to the Company's net deferred tax assets in the Canadian tax jurisdiction, and the impact of the loss on early extinguishment of debt, which contributed a tax benefit of $14.7 million.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders
Net income attributable to our shareholders for the fiscal year ended March 31, 2015 was $181.8 million, or basic net income per common share of $1.31 on 139.0 million weighted average common shares outstanding and diluted net income per common share of $1.23 on 151.8 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2014 of $152.0 million, or basic net income per common share of $1.11 on 137.5 million weighted average common shares outstanding and diluted net income per common share of $1.04 on 154.4 million weighted average common shares outstanding.

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at March 31, 2016 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e., principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $90.5 million, which may require the use of cash in the event the holders of the noncontrolling interests put their interests to the Company.

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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, quarterly cash dividends and debt service (i.e., principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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

Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at the Company's discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements.

Dividends. During fiscal 2016, 2015 and 2014, the Company paid dividends of $47.4 million, $33.4 million, and $6.9 million, respectively, and on March 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable on May 27, 2016 to shareholders of record as of March 31, 2016. See Note 13 to our consolidated financial statements for dividends declared during fiscal 2016, 2015 and 2014. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents decreased by $45.3 million for the fiscal year ended March 31, 2016, increased by $75.5 million for the fiscal year ended March 31, 2015, and decreased by $35.4 million for the fiscal year ended March 31, 2014, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,			Net Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Amounts in thousands)
Operating Activities:
Operating income (loss)	$(25,030)	$222,281	$259,948	$(247,311)	$(37,667)
Amortization of films and television programs	1,029,077	899,951	921,289	129,126	(21,338)
Non-cash share-based compensation	77,906	79,938	60,492	(2,032)	19,446
Cash interest	(45,695)	(39,657)	(48,960)	(6,038)	9,303
Current income tax provision	(8,542)	(17,693)	(17,010)	9,151	(683)
Other non-cash charges included in operating activities	16,966	17,164	28,648	(198)	(11,484)
Cash flows from operations before changes in operating assets and liabilities	1,044,682	1,161,984	1,204,407	(117,302)	(42,423)

Changes in operating assets and liabilities:
Accounts receivable, net	(144,910)	(13,968)	(93,503)	(130,942)	79,535
Investment in films and television programs	(1,066,403)	(1,012,294)	(948,082)	(54,109)	(64,212)
Other changes in operating assets and liabilities	147,625	(39,213)	89,690	186,838	(128,903)
Changes in operating assets and liabilities	(1,063,688)	(1,065,475)	(951,895)	1,787	(113,580)
Net Cash Flows Provided By (Used In) Operating Activities	$(19,006)	$96,509	$252,512	$(115,515)	$(156,003)

Fiscal 2016 as Compared to Fiscal 2015. Cash flows used in operating activities for the year ended March 31, 2016 were $19.0 million compared to cash flows provided by operating activities for the year ended March 31, 2015 of $96.5 million. The increase in cash used in operating activities in fiscal 2016 as compared to fiscal 2015 was primarily due to lower operating income (loss), greater increases in accounts receivable and increased investment in films and television programs production activity, including the production of Deepwater Horizon, The Divergent Series: Allegiant, Power Rangers, John Wick: Chapter Two, and Orange Is The New Black - Season 4. These changes were partially offset by higher amortization of films and television programs, and increases in changes in other operating assets and liabilities primarily driven by increases in participations and residuals, deferred revenue and accounts payable and accrued liabilities in fiscal 2016 as compared to fiscal 2015.
Fiscal 2015 as Compared to Fiscal 2014. Cash flows provided by operating activities for the year ended March 31, 2015 were $96.5 million compared to cash flows provided by operating activities for the year ended March 31, 2014 of $252.5 million. The decrease in cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 was primarily due to changes in other operating assets and liabilities primarily driven by decreases in deferred revenue and participations and residuals as compared to fiscal 2014, increases in investment in films and television programs production activity, including the production of The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 2, Now You See Me 2, Gods of Egypt, and The Last Witch Hunter, and lower cash flows from operations before changes in operating assets and liabilities offset by smaller increases in accounts receivable as compared to fiscal 2014.

Investing Activities. Cash flows used in investing activities for the years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Investing Activities:
Proceeds from the sale of equity method investees	$—	$14,575	$9,000
Investment in equity method investees	(15,989)	(22,730)	(17,250)
Purchase of Pilgrim Studios, net of cash acquired of $15,816	(126,892)	—	—
Purchases of property and equipment	(18,433)	(17,013)	(8,799)
Other investing activities	(750)	(30,000)	8,444
Net Cash Flows Used In Investing Activities	$(162,064)	$(55,168)	$(8,605)
Fiscal 2016 as Compared to Fiscal 2015. Cash used in investing activities of $162.1 million for the year ended March 31, 2016 compared to cash used in investing activities of $55.2 million for the year ended March 31, 2015, as reflected above. The change was primarily due to cash used for the purchase of Pilgrim Studios of $126.9 million, net of cash acquired in fiscal 2016. In addition, fiscal 2015 included proceeds from the sale of equity method investees, due to the sale of our interest in FEARnet, with no comparable proceeds in fiscal 2016. These were partially offset by lower cash used in "other investing activities" in fiscal 2016 as compared to fiscal 2015, primarily driven by a cash investment in Telltale Games of $28.0 million along with a $2.0 million investment in Next Games in fiscal 2015, and lower investments in equity method investees in fiscal 2016 as compared to fiscal 2015, primarily related to investments in Pop ($8.8 million in fiscal 2016 compared to $15.0 million in fiscal 2015) (see Note 5 to our consolidated financial statements).
Fiscal 2015 as Compared to Fiscal 2014. Cash used in investing activities of $55.2 million for the year ended March 31, 2015 compared to cash used in investing activities of $8.6 million for the year ended March 31, 2014, as reflected above. The most significant change from fiscal 2014 was from "other investing activities", which in fiscal 2015 included a cash investment in Telltale Games of $28.0 million along with a $2.0 million investment in Next Games, and in fiscal 2014 included distributions received from EPIX in excess of earnings of $4.2 million and payments against loans receivable. In fiscal 2015, purchases of property and equipment increased primarily related to leasehold improvements of the Company's headquarters and computer equipment and software. In addition, investments in equity method investees increased in fiscal 2015 compared to fiscal 2014. These increases in cash used in investing activities were offset by higher proceeds from the sale of equity method investees, which in fiscal 2015 included the sale of our interest in FEARnet (see Note 5 to our consolidated financial statements), compared to the sale of our interest in TVGuide.com in fiscal 2014.

Financing Activities. Cash flows provided by (used in) financing activities for the years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$605,500	$778,500	$872,220
Senior revolving credit facility - repayments	(444,500)	(876,119)	(1,113,075)
Net borrowings under (repayments of) senior revolving credit facility	161,000	(97,619)	(240,855)

Term Loans and 5.25% Senior Notes - borrowings, net of deferred financing costs of $4,315 and $6,860 for the years ended March 31, 2015 and 2014, respectively	24,036	370,685	440,640
Term Loans - repayments	—	(229,500)	—
10.25% Senior Notes - repurchases and redemptions	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	—	60,000
Convertible senior subordinated notes - repurchases	(5)	(16)	—
Net proceeds from (repayments of) corporate debt	185,031	43,550	(210,799)

Production loans - borrowings	572,572	631,709	532,416
Production loans - repayments	(483,145)	(449,648)	(517,874)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)
Net proceeds from (repayments of) production loans	89,427	182,061	(50,458)

Repurchase of common shares	(73,180)	(144,840)	—
Other financing activities	(65,555)	(46,576)	(18,005)
Net Cash Flows Provided By (Used In) Financing Activities	$135,723	$34,195	$(279,262)
Fiscal 2016. Cash flows provided by financing activities of $135.7 million for the year ended March 31, 2016 increased from $34.2 million for the year ended March 31, 2015. Cash flows provided by financing activities for fiscal 2016 primarily reflects net borrowings under our senior revolving credit facility of $161.0 million, production loan borrowings in order to fund productions and production loan repayments, and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, offset by cash used for share repurchases and other financing activities which includes dividend payments of $47.4 million and tax withholding of $24.2 million required on equity awards offset by the proceeds from the exercise of stock options.
Fiscal 2015. Cash flows provided by financing activities of $34.2 million for the year ended March 31, 2015 increased from cash used in financing activities of $279.3 million for the year ended March 31, 2014. Cash flows provided by financing activities for fiscal 2015 primarily reflects net proceeds of $370.7 million from the issuance of our Term Loan Due 2022 in connection with the redemption of the Term Loan Due 2020 for $229.5 million (see discussion under Corporate Debt Transactions below), and net repayments under our line of credit of $97.6 million. Cash flows provided by financing activities in fiscal 2015 also included production loan borrowings in order to fund productions and production loan repayments, offset by cash used for share repurchases and other financing activities which includes dividend payments of $33.4 million and tax withholding of $20.1 million required on equity awards offset by the exercise of stock options.
Fiscal 2014. Cash flows used in financing activities of $279.3 million for the year ended March 31, 2014 primarily reflects net repayments of our senior revolving credit facility of $240.9 million, and net proceeds of $440.6 million from the issuance of our Term Loan Due 2020 and 5.25% Senior Notes, which were used together with cash on hand and borrowings under our senior revolving credit facility to fund the $470.6 million repurchase and redemption of our 10.25% Senior Notes (see discussion under Corporate Debt Transactions below). Cash flows used in financing activities for fiscal 2014 also reflects net proceeds of $60.0 million from the issuance of our April 2013 1.25% Notes, net borrowings under production loans of $14.5 million, and the $65.0 million repayment of our Pennsylvania Regional Center credit facility.

Corporate Debt
See Note 7 to our consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of March 31, 2016 and 2015 were as follows:

	Maturity Date	Conversion Price Per Share as of March 31, 2016	Principal Amounts Outstanding
			March 31,	March 31,
			2016	2015
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$161,000	$—
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	400,000	375,000
Principal amounts of convertible senior subordinated notes
April 2009 3.625% Notes	N/A	N/A	—	16,167
January 2012 4.00% Notes	January 2017	$10.26	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.32	60,000	60,000
			$887,850	$718,017
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit, if any. At March 31, 2016, there was $639.0 million available (March 31, 2015 — $800.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us (effective interest rate of approximately 2.94% at March 31, 2016; 2.68% at March 31, 2015). We are required to pay a quarterly commitment fee of 0.375% to 0.5% per year on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of March 31, 2016, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of certain restrictions and covenants, and as of March 31, 2016, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of certain restrictions and covenants, and as of March 31, 2016, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Corporate Debt Transactions

Fiscal 2016

Amendment of Term Loan Due 2022. In May 2015, we amended the credit agreement governing our Term Loan Due 2022, and pursuant to the amended credit agreement, borrowed an additional aggregate amount of $25.0 million.

Fiscal 2015

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

Fiscal 2014

Issuance of 5.25% Senior Notes, Term Loan Due 2020 and Redemption of 10.25% Senior Notes. On July 19, 2013, we issued $225.0 million aggregate principal amount of 5.25% Senior Secured Second-Priority Notes (the "5.25% Senior Notes"), and entered into a seven-year $225.0 million term loan agreement (the "Term Loan Due 2020"). Contemporaneously with these issuances, we called for early redemption of the $432.0 million remaining outstanding principal amount of the then outstanding 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes").

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

Convertible Senior Subordinated Notes Conversions. During the years ended March 31, 2016, 2015 and 2014, there were various conversions of our convertible senior subordinated notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 7 to our consolidated financial statements for detailed information by debt instrument):

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except share amounts)
Principal amount converted	$16,162	$24,152	27,672
Common shares issued upon conversion	1,983,058	2,945,730	3,263,892
Weighted average conversion price per share	$8.15	$8.20	$8.48

Production Loans
The amounts outstanding under our production loans as of March 31, 2016 and 2015 were as follows:

	March 31,	March 31,
	2016	2015
	(Amounts in thousands)
Production loans(1)	$690,371	$600,944
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.37% to 3.87%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2016:

	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in thousands)
Future annual repayment of debt recorded as of March 31, 2016 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$161,000	$—	$—	$—	$—	$161,000
5.25% Senior Notes	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	663,174	51,295	1,000	—	—	—	715,469
Principal amounts of convertible senior subordinated notes	41,850	—	60,000	—	—	—	101,850
	705,024	212,295	286,000	—	—	400,000	1,603,319
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	290,411	221,842	10,385	—	—	—	522,638
Interest payments(3)	34,237	32,563	26,281	20,000	20,000	22,444	155,525
Operating lease commitments	14,532	14,183	14,579	14,975	14,912	34,235	107,416
Other contractual obligations	71,043	43,212	19,718	6,927	3,650	6,395	150,945
	410,223	311,800	70,963	41,902	38,562	63,074	936,524
Total future commitments under contractual obligations(4)	$1,115,247	$524,095	$356,963	$41,902	$38,562	$463,074	$2,539,843
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

(4)
Not included in the amounts above are $90.5 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $61.3 million at March 31, 2016 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2016 and March 31, 2015 was $1.5 billion and $1.1 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2016, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from March 31, 2016):

March 31, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£17.5	in exchange for	$24.7	£0.71
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$4.4	in exchange for	$2.6	C$1.69
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2016 were losses, net of tax, of $0.2 million (2015 - gains, net of tax, of $2.8 million; 2014 - gains, net of tax, of $0.8 million) and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were $1.3 million during the year ended March 31, 2016 (2015 - $0.4 million and 2014 - nil), and were included in direct operating expenses in the consolidated statement of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of March 31, 2016, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.37% to 3.87% and applicable margins ranging from 2.25% over the one, two, or three-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.7 million in additional costs capitalized to the respective film or television asset.
At March 31, 2016, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $725.1 million, and an estimated fair value of $725.7 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $26.2 million and $27.4 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of March 31, 2016:

	Year Ended March 31,							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	March 31, 2016
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$161,000	$—	$—	$—	$—	$161,000	$161,000
Average Interest Rate	—	2.94%	—	—	—	—
Production loans(2)	641,076	49,295	—	—	—	—	690,371	690,371
Average Interest Rate	3.56%	3.62%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	225,000	—	—	—	225,000	229,500
Average Interest Rate	—	—	5.25%	—	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	400,500
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes(5):
January 2012 4.00% Notes	41,850	—	—	—	—	—	41,850	41,477
Average Interest Rate	4.00%	—	—	—	—	—
April 2013 1.25% Notes	—	—	60,000	—	—	—	60,000	54,188
Average Interest Rate	—	—	1.25%	—	—	—
	$682,926	$210,295	$285,000	$—	$—	$400,000	$1,578,221	$1,577,036
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.37% to 3.87%.

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

As of March 31, 2016, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2016.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). On November 12, 2015, we purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Studios") and, as a result, we have begun integrating the processes, systems and controls relating to Pilgrim Studios into our existing system of internal control over financial reporting in accordance with our integration plans. Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2016 did not include the internal controls of Pilgrim Studios because of the timing of this acquisition. As of March 31, 2016, Pilgrim Studios represented $321.2 million of total assets, $52.5 million of revenues and $7.2 million of net loss for the year then ended.

Based on this assessment, our management has concluded that, as of March 31, 2016, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

We acquired Pilgrim Studios on November 12, 2015, and the addition of Pilgrim Studios' financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Pilgrim Studios, which is included in the fiscal 2016 consolidated financial statements of Lions Gate Entertainment Corp. and constituted $321.2 million of total assets as of March 31, 2016, and $52.5 million of revenues and $7.2 million of net loss for the year then ended. Our audit of internal control over financial reporting of Lions Gate Entertainment Corp. also did not include an evaluation of the internal control over financial reporting of Pilgrim Studios.

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 of Lions Gate Entertainment Corp. and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 25, 2016

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-57.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2016
(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended March 31, 2016:
Reserves:
Returns and allowances	$64,362	$136,790	$—	$(149,343)	(2)	$51,809
Provision for doubtful accounts	$4,120	$1,926	$—	$(32)	(3)	$6,014
Deferred tax valuation allowance	$9,284	$—	$819	$—		$10,103

Year Ended March 31, 2015:
Reserves:
Returns and allowances	$106,680	$162,303	$—	$(204,621)	(2)	$64,362
Provision for doubtful accounts	$4,876	$(454)	$—	$(302)	(3)	$4,120
Deferred tax valuation allowance	$8,925	$—	$359	$—		$9,284

Year Ended March 31, 2014:
Reserves:
Returns and allowances	$103,418	$185,373	$—	$(182,111)	(2)	$106,680
Provision for doubtful accounts	$4,494	$421	$—	$(39)	(3)	$4,876
Deferred tax valuation allowance	$25,836	$—	$—	$(16,911)	(4)	$8,925
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Actual returns and fluctuations in foreign currency exchange rates.

(3)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(4)	Release of a portion of the valuation allowance previously held against the Company's deferred tax assets.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.4(4)*	Lions Gate Entertainment Corp. 2012 Performance Incentive Plan
10.7*x	Director Compensation Summary
10.62(5)	Form of Director Indemnity Agreement
10.67(6)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.68(7)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.
10.80(8)	Refinancing Exchange Agreement, dated July 20, 2010, by Lions Gate Entertainment Inc. and Kornitzer Capital Management, Inc.
10.83(9)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.84(10)	Purchase Agreement, dated January 11, 2012 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.91(11)*
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

10.92(12)*	Employment Agreement dated October 30, 2012 between the Company and Michael Burns
10.95(13)	Purchase Agreement, dated April 15, 2013 by and among Lions Gate Entertainment Inc., Lions Gate Entertainment Corp. and Kornitzer Capital Management, Inc.
10.97(14)*	Executive Annual Bonus Program
10.98(15)*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer
10.101(16)*	Employment Agreement between the Company and James W. Barge dated as of September 16, 2013
10.102(17)	Amendment No. 1 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated December 20, 2013
10.105(18)	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto.
10.106(19)
Second Lien Credit and Guarantee Agreement, dated March 17, 2015, among Lions Gate Entertainment Corp., as borrower, the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.

10.108(20)*	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated May 6, 2015
10.109(21)
Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC

10.110(22)
Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC

10.111(23)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited
10.112(24)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.
10.113(25)	Amendment No. 2 to the Third Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated November 12, 2015
10.114(26)
Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.

10.115(27)*	Employment Agreement between Lions Gate Films, Inc. and Brian Goldsmith dated November 13, 2015

Exhibit
Number	Description of Documents
10.116(28)*	Employment Agreement between Lions Gate Entertainment, Inc. and Wayne Levin dated November 13, 2015
10.117(29)
Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto.

21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (with respect to financial statements of Lions Gate Entertainment Corp.)
23.2x	Consent of Ernst & Young LLP, Independent Auditors (with respect to financial statements of Pop Media Group, LLC)
23.3x	Consent of PricewaterhouseCoopers LLP, Independent Auditors
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Studio 3 Partners LLC Audited Financial Statements for the years ended September 30, 2015, 2014 and 2013
99.2x	Pop Media Group, LLC Audited Consolidated Financial Statements as of March 31, 2016 and 2015, and for each of the three fiscal years ended March 31, 2016
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder's Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q as filed on February 9, 2011.

(3)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement dated July 29, 2014.

(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on February 9, 2009.

(6)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 20, 2010.

(9)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(10)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012.

(12)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 5, 2012.

(13)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on April 15, 2013.

(14)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 31, 2013.

(15)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2013.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(17)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 24, 2013.

(18)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on February 11, 2015.

(19)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on March 17, 2015.

(20)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 7, 2015.

(21)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(22)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(23)	Incorporated by reference as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(24)	Incorporated by reference as Exhibit 10.4 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(25)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 12, 2015.

(26)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on November 13, 2015.

(27)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

(28)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

(29)	Incorporated by reference as Exhibit 10.116 to the Company's Quarterly Report on Form 10-Q as filed on February 4, 2016.
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2016.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2016
James W. Barge

/s/ MICHAEL BURNS	Director	May 25, 2016
Michael Burns

/s/ GORDON CRAWFORD	Director	May 25, 2016
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 25, 2016
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2016
Jon Feltheimer

/s/ EMILY FINE	Director	May 25, 2016
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 25, 2016
Michael T. Fries

/s/ HARALD LUDWIG	Director	May 25, 2016
Harald Ludwig

/s/ DR. JOHN C. MALONE	Director	May 25, 2016
Dr. John C. Malone

/s/ G. SCOTT PATERSON	Director	May 25, 2016
G. Scott Paterson

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 25, 2016
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 25, 2016
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 25, 2016
Hardwick Simmons

/s/ PHYLLIS YAFFE	Director	May 25, 2016
Phyllis Yaffe

/s/ DAVID M. ZASLAV	Director	May 25, 2016
David M. Zaslav

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 25, 2016

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$57,742	$102,697
Restricted cash	2,906	2,508
Accounts receivable, net of reserves for returns and allowances of $51,809 (March 31, 2015 - $64,362) and provision for doubtful accounts of $6,014 (March 31, 2015 - $4,120)	1,049,289	891,880
Investment in films and television programs, net	1,478,296	1,381,829
Property and equipment, net	43,384	26,651
Investments	464,346	438,298
Goodwill	534,780	323,328
Other assets	90,344	74,784
Deferred tax assets	134,421	50,114
Total assets	$3,855,508	$3,292,089
LIABILITIES
Senior revolving credit facility	$161,000	$—
5.25% Senior Notes	225,000	225,000
Term Loan	400,000	375,000
Accounts payable and accrued liabilities	377,698	332,473
Participations and residuals	607,358	471,661
Film obligations and production loans	715,360	656,755
Convertible senior subordinated notes	100,050	114,126
Deferred revenue	328,244	274,787
Total liabilities	2,914,710	2,449,802
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	90,525	—
SHAREHOLDERS’ EQUITY
Common shares, no par value, 500,000,000 shares authorized, 146,785,940 shares issued (March 31, 2015 - 145,532,978 shares)	885,800	830,786
Retained earnings	7,584	13,720
Accumulated other comprehensive loss	(43,111)	(2,219)
Total shareholders’ equity	850,273	842,287
Total liabilities and shareholders’ equity	$3,855,508	$3,292,089
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Revenues	$2,347,419	$2,399,640	$2,630,254
Expenses:
Direct operating	1,415,344	1,315,775	1,369,381
Distribution and marketing	661,789	591,491	739,461
General and administration	282,232	263,507	254,925
Depreciation and amortization	13,084	6,586	6,539
Total expenses	2,372,449	2,177,359	2,370,306
Operating income (loss)	(25,030)	222,281	259,948
Other expenses (income):
Interest expense
Cash interest	45,695	39,657	48,960
Amortization of debt discount and deferred financing costs	9,184	12,819	17,210
Total interest expense	54,879	52,476	66,170
Interest and other income	(1,851)	(2,790)	(6,030)
Loss on extinguishment of debt	—	11,664	39,572
Total other expenses, net	53,028	61,350	99,712
Income (loss) before equity interests and income taxes	(78,058)	160,931	160,236
Equity interests income	44,231	52,477	24,724
Income (loss) before income taxes	(33,827)	213,408	184,960
Income tax provision (benefit)	(76,527)	31,627	32,923
Net income	42,700	181,781	152,037
Less: Net loss attributable to noncontrolling interest	7,509	—	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$50,209	$181,781	$152,037

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.34	$1.31	$1.11
Diluted net income per common share	$0.33	$1.23	$1.04

Weighted average number of common shares outstanding:
Basic	148,480	139,048	137,468
Diluted	154,088	151,778	154,415

Dividends declared per common share	$0.34	$0.26	$0.10
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Net income	$42,700	$181,781	$152,037
Foreign currency translation adjustments, net of tax	(3,056)	(6,391)	4,294
Net unrealized gain (loss) on available-for-sale securities, net of tax charge (benefit) of ($403) and $404 in 2016 and 2015, respectively	(37,643)	2,705	—
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(193)	2,842	808
Comprehensive income	1,808	180,937	157,139
Less: Comprehensive loss attributable to noncontrolling interest	7,509	—	—
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$9,317	$180,937	$157,139
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2013	135,882,899	$672,915	$(309,912)	$(6,477)	$356,526
Exercise of stock options	1,198,035	11,972	—	—	11,972
Share-based compensation, net of withholding tax obligations of $23,077	964,324	53,419	—	—	53,419
Issuance of common shares to directors for services	14,017	427	—	—	427
Conversion of April 2009 3.625% Notes and January 2012 4.00% Notes	3,263,892	27,360	—	—	27,360
Repurchase of common shares, no par value	(315,706)	(8,339)	—	—	(8,339)
Dividends declared	—	(13,966)	—	—	(13,966)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	152,037	—	152,037
Foreign currency translation adjustments, net of tax	—	—	—	4,294	4,294
Net unrealized gain on foreign exchange contracts, net of tax	—	—	—	808	808
Balance at March 31, 2014	141,007,461	743,788	(157,875)	(1,375)	584,538
Exercise of stock options	481,069	6,839	—	—	6,839
Share-based compensation, net of withholding tax obligations of $20,657	777,916	47,479	—	—	47,479
Conversion of October 2004 2.9375% Notes and April 2009 3.625% Notes	2,945,730	24,031	—	—	24,031
Issuance of common shares related to investments	5,328,924	170,916	—	—	170,916
Issuance of common shares to directors for services	18,390	521	—	—	521
Repurchase of common shares, no par value	(5,026,512)	(136,501)	—	—	(136,501)
Dividends declared	—	(26,287)	(10,186)	—	(36,473)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	181,781	—	181,781
Foreign currency translation adjustments, net of tax	—	—	—	(6,391)	(6,391)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	2,705	2,705
Net unrealized gain on foreign exchange contracts, net of tax	—	—		2,842	2,842
Balance at March 31, 2015	145,532,978	830,786	13,720	(2,219)	842,287
Exercise of stock options	402,008	6,097	—	—	6,097
Share-based compensation, net of withholding tax obligations of $24,182	940,096	48,555	—	—	48,555
Conversion of April 2009 3.625% Notes	1,983,058	16,162	—	—	16,162
Issuance of common shares to directors for services	10,744	377	—	—	377
Issuance of common shares related to Pilgrim Studios acquisition	1,517,451	57,003	—	—	57,003
Repurchase of common shares, no par value	(3,600,395)	(73,180)	—	—	(73,180)
Dividends declared	—	—	(50,469)	—	(50,469)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	50,209	—	50,209
Foreign currency translation adjustments, net of tax	—	—	—	(3,056)	(3,056)
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(37,643)	(37,643)
Net unrealized loss on foreign exchange contracts, net of tax	—	—	—	(193)	(193)
Noncontrolling interest adjustments to redemption value	—	—	(5,876)	—	(5,876)
Balance at March 31, 2016	146,785,940	$885,800	$7,584	$(43,111)	$850,273
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015	2014
Operating Activities:	(Amounts in thousands)
Net income	$42,700	$181,781	$152,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,084	6,586	6,539
Amortization of films and television programs	1,029,077	899,951	921,289
Amortization of debt discount and deferred financing costs	9,184	12,819	17,210
Non-cash share-based compensation	77,906	79,938	60,492
Other non-cash items	2,031	—	—
Distribution from equity method investee	—	7,788	16,079
Loss on extinguishment of debt	—	11,664	39,572
Equity interests income	(44,231)	(52,477)	(24,724)
Deferred income taxes (benefit)	(85,069)	13,934	15,913
Changes in operating assets and liabilities:
Restricted cash	(398)	6,417	1,775
Accounts receivable, net	(144,910)	(13,968)	(93,503)
Investment in films and television programs	(1,066,403)	(1,012,294)	(948,082)
Other assets	(13,413)	(5,331)	(3,768)
Accounts payable and accrued liabilities	28,916	(5,086)	17,628
Participations and residuals	134,884	2,704	59,207
Film obligations	(30,711)	(24,977)	(19,187)
Deferred revenue	28,347	(12,940)	34,035
Net Cash Flows Provided By (Used In) Operating Activities	(19,006)	96,509	252,512
Investing Activities:
Proceeds from the sale of equity method investees	—	14,575	9,000
Investment in equity method investees	(15,989)	(22,730)	(17,250)
Distributions from equity method investee in excess of earnings	—	—	4,169
Purchase of Pilgrim Studios, net of cash acquired of $15,816 (see Note 11)	(126,892)	—	—
Purchases of other investments	(750)	(30,000)	—
Repayment of loans receivable	—	—	4,275
Purchases of property and equipment	(18,433)	(17,013)	(8,799)
Net Cash Flows Used In Investing Activities	(162,064)	(55,168)	(8,605)
Financing Activities:
Senior revolving credit facility - borrowings	605,500	778,500	872,220
Senior revolving credit facility - repayments	(444,500)	(876,119)	(1,113,075)
Term Loans and 5.25% Senior Notes - borrowings, net of deferred financing costs of $964, $4,315 and $6,860 for the years ended March 31, 2016, 2015 and 2014, respectively	24,036	370,685	440,640
Term Loans - repayments	—	(229,500)	—
10.25% Senior Notes - repurchases and redemptions	—	—	(470,584)
Convertible senior subordinated notes - borrowings	—	—	60,000
Convertible senior subordinated notes - repurchases	(5)	(16)	—
Production loans - borrowings	572,572	631,709	532,416
Production loans - repayments	(483,145)	(449,648)	(517,874)
Pennsylvania Regional Center credit facility - repayments	—	—	(65,000)
Repurchase of common shares	(73,180)	(144,840)	—
Dividends paid	(47,447)	(33,353)	(6,900)
Exercise of stock options	6,097	6,839	11,972
Tax withholding required on equity awards	(24,205)	(20,062)	(23,077)
Net Cash Flows Provided By (Used In) Financing Activities	135,723	34,195	(279,262)
Net Change In Cash And Cash Equivalents	(45,347)	75,536	(35,355)
Foreign Exchange Effects on Cash	392	1,469	(1,316)
Cash and Cash Equivalents - Beginning Of Period	102,697	25,692	62,363
Cash and Cash Equivalents - End Of Period	$57,742	$102,697	$25,692
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
(b) Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with accounting guidance.
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
Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value. Such unamortized discounts were $14.0 million and $10.2 million at March 31, 2016 and 2015, respectively. At March 31, 2016, $222.1 million of accounts receivable are due

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beyond one year. The accounts receivable are due as follows: $128.5 million in fiscal 2018, $65.2 million in fiscal 2019, $20.3 million in fiscal 2020, $6.6 million in fiscal 2021 and $1.5 million in fiscal 2022.
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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2016, 2015, and 2014, total capitalized interest was $19.9 million, $15.6 million, and $13.8 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2016 and 2015, the Company recorded impairment charges of $25.0 million and $23.5 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 10). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of income. The Company records its share of the net income or loss of certain other equity method investments (see Note 5) on a one quarter lag and, accordingly, during the years ended March 31, 2016, 2015 and 2014, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2015, 2014 and 2013, respectively.
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
(k) Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has two reporting units with goodwill: Motion Pictures and Television Production. Goodwill is not amortized but is reviewed for impairment annually each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill is considered potentially impaired if the fair value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of the goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. However, entities are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The Company performs its annual impairment test as of January 1 in each fiscal year. The Company elected to first assess qualitative factors to determine whether it is necessary to perform the two-step annual goodwill impairment test in fiscal 2016. Based on the Company's qualitative assessments including, but not limited to, the results of the most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and the Company's share price, the Company concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.
(l) Other Assets
Other assets include deferred financing costs, prepaid expenses and other, and finite-lived intangible assets.
Deferred Financing Costs. Amounts incurred in connection with obtaining debt financing that is not deemed to be a modification of terms of an existing borrowing are deferred and amortized using the effective interest method, as a component of interest expense, over the period to the earlier of the date of the earliest put option or term to maturity of the related debt obligation. Debt financing costs associated with a debt issuance deemed to be a modification of terms of an existing borrowing are charged to expense at the time of modification.
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangible assets consist primarily of noncompete agreements, trademarks and tradenames, and sales agency relationships, which are amortized over their anticipated revenue stream and reviewed for impairment when events and circumstances indicate that the intangible asset might be impaired.
(m) Prints, Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2016 were $470.2 million (2015 — $400.0 million, 2014 — $520.0 million) which were recorded as distribution and marketing expenses. The costs of film prints are capitalized as prepaid expenses and expensed upon theatrical release and are included in distribution and marketing expenses.
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
(o) Government Assistance
The Company has access to government programs that are designed to promote film and television production and distribution in Canada and Australia. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 15).

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
(r) Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 13 for further discussion of the Company’s share-based compensation.
(s) Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the years ended March 31, 2016, 2015 and 2014 is presented below:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$50,209	$181,781	$152,037
Denominator:
Weighted average common shares outstanding	148,480	139,048	137,468
Basic net income per common share	$0.34	$1.31	$1.11

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the years ended March 31, 2016, 2015 and 2014 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$50,209	$181,781	$152,037
Add:
Interest on convertible notes, net of tax	450	5,515	8,573
Numerator for diluted net income per common share	$50,659	$187,296	$160,610

Denominator:
Weighted average common shares outstanding	148,480	139,048	137,468
Effect of dilutive securities:
Conversion of notes	2,098	9,508	13,736
Share purchase options	3,129	2,773	2,593
Restricted share units	381	449	618
Adjusted weighted average common shares outstanding	154,088	151,778	154,415
Diluted net income per common share	$0.33	$1.23	$1.04
For the years ended March 31, 2016, 2015 and 2014, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	4,047	—	—
Share purchase options	4,660	4,312	2,759
Restricted share units	179	147	87
Contingently issuable shares	624	322	457
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	9,510	4,781	3,303
(t) Recent Accounting Pronouncements
Revenue Recognition: In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
Presentation of Debt Issuance Costs: In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset.  The guidance is effective for the Company's fiscal year beginning April 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective April 1, 2016. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Business Combinations - Accounting for Measurement Period Adjustments: In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the Company's fiscal year beginning April 1, 2016, with early adoption permitted, and is required to be implemented on a prospective basis. The Company adopted the new guidance effective October 1, 2015 and it did not have a material impact on the Company's consolidated financial statements.

Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. The guidance is effective for the Company's fiscal year beginning April 1, 2018. Early adoption is not permitted, except for certain provisions relating to financial liabilities. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Accounting for Leases: In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption is permitted, and is required to be implemented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Employee Share-Based Payment Accounting: In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, to be implemented on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The guidance is effective for the Company's fiscal year beginning April 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Equity Method of Accounting: In March 2016, the FASB issued guidance that changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee. The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The guidance is effective for the Company's fiscal year beginning April 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$584,419	$507,628
Acquired libraries, net of accumulated amortization	3,612	9,357
Completed and not released	33,806	76,968
In progress	421,687	478,879
In development	28,148	21,054
Product inventory	20,693	23,023
	1,092,365	1,116,909
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	189,246	231,470
In progress	191,161	28,585
In development	5,524	4,865
	385,931	264,920
	$1,478,296	$1,381,829
The Company expects approximately 49% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending March 31, 2017. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending March 31, 2019.

4. Property and Equipment

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Leasehold improvements	$20,509	$13,788
Property and equipment	15,402	7,149
Computer equipment and software	52,261	43,605
	88,172	64,542
Less accumulated depreciation and amortization	(45,994)	(39,097)
	42,178	25,445
Land	1,206	1,206
	$43,384	$26,651

During the year ended March 31, 2016, depreciation expense amounted to $8.9 million (2015 - $4.8 million; 2014 - $2.8 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments
The carrying amounts of investments, by category, at March 31, 2016 and March 31, 2015 were as follows:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Equity method investments	$297,546	$234,202
Available-for-sale securities	123,978	162,024
Cost method investments	42,822	42,072
	$464,346	$438,298

Equity Method Investments:
The carrying amounts of equity method investments at March 31, 2016 and March 31, 2015 were as follows:

	March 31, 2016
Equity Method Investee	Ownership Percentage	March 31, 2016	March 31, 2015
		(Amounts in thousands)
EPIX	31.2%	$171,837	$119,688
Pop	50.0%	98,719	91,683
Other	Various	26,990	22,831
		$297,546	$234,202
Equity interests from equity method investments for the years ended March 31, 2016, 2015 and 2014 were as follows (income (loss)):

	Year Ended March 31,
Equity Method Investee	2016	2015	2014
	(Amounts in thousands)
EPIX	$52,149	$48,718	$32,308
Pop	(1,763)	(9,615)	(2,610)
Other(1)	(6,155)	13,374	(4,974)
	$44,231	$52,477	$24,724
____________________

(1)
The Company records its share of the net income or loss of other equity method investments on a one quarter lag. Equity interest income from other equity method investments for the year ended March 31, 2015 includes a gain on sale of the Company's investment in FEARnet of $11.4 million.

EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit, and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. During the years ended March 31, 2016, 2015 and 2014, the Company received distributions from EPIX of nil, $7.8 million and $20.2 million, respectively. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million.
EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2016 and March 31, 2015 for EPIX:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Current assets	$355,735	$285,819
Non-current assets	$360,441	$277,887
Current liabilities	$90,837	$121,451
Non-current liabilities	$23,948	$6,753
The following table presents the summarized statement of operations for the years ended March 31, 2016, 2015 and 2014 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Revenues	$413,760	$442,793	$353,439
Expenses:
Operating expenses	221,586	252,896	239,933
Selling, general and administrative expenses	24,028	23,305	22,835
Operating income	168,146	166,592	90,671
Interest and other expense	(2,180)	(1,993)	(304)
Net income	$165,966	$164,599	$90,367
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$165,966	$164,599	$90,367
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	51,698	51,273	28,149
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(7,314)	(10,159)	(9,638)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	7,765	7,604	13,797
Total equity interest income recorded	$52,149	$48,718	$32,308
__________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the year ended March 31, 2016, the Company made contributions to Pop of $8.8 million (2015 - $15.0 million; 2014 - $6.5 million).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents summarized balance sheet data as of March 31, 2016 and March 31, 2015 for Pop:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Current assets	$38,278	$28,612
Non-current assets	$192,461	$192,188
Current liabilities	$29,090	$26,048
Non-current liabilities	$8,198	$7,196
Redeemable preferred stock	$466,501	$399,247
The following table presents the summarized statement of operations for the years ended March 31, 2016, 2015 and 2014 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Revenues	$86,437	$79,048	$78,407
Expenses:
Cost of services	39,683	38,757	36,866
Selling, marketing, and general and administration	42,145	49,524	43,967
Depreciation and amortization	7,777	7,814	8,031
Operating loss	(3,168)	(17,047)	(10,457)
Other expense	14	385	(1,213)
Interest expense, net	523	683	1,205
Accretion of redeemable preferred stock units(1)	57,654	48,546	40,342
Total interest expense, net	58,191	49,614	40,334
Loss from continuing operations	(61,359)	(66,661)	(50,791)
Loss from discontinued operations	—	—	(2,799)
Net loss	$(61,359)	$(66,661)	$(53,590)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(61,359)	$(66,661)	$(53,590)
Ownership interest in Pop	50%	50%	50%
The Company's share of net loss	(30,680)	(33,331)	(26,795)
Gain on sale of the Company's 50% share of TVGuide.com(2)	—	—	3,960
Accretion of dividend and interest income on redeemable preferred stock units(1)	28,827	24,273	20,171
Eliminations of the Company’s share of profit on licensing sales to Pop	(813)	(920)	—
Realization of the Company’s share of profits on licensing sales to Pop	903	363	54
Total equity interest loss recorded	$(1,763)	$(9,615)	$(2,610)
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the transaction for all periods presented, are reflected net within the discontinued operations section of the summarized statement of operations for Pop.

Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital, a multi-platform digital media company with a strong presence in the youth market, to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 15.8%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
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
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. During the year ended March 31, 2016, the Company participated in an equity offering of Atom Tickets and subscribed for an additional $7.9 million. The Company owns an interest of approximately 19.5% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Tribeca Short List. Tribeca Short List is a subscription video-on-demand service. The Company made an initial investment of $2.1 million during the year ended March 31, 2015, and during the year ended March 31, 2016, the Company made capital contributions to Tribeca Short List of $2.4 million, net of cash acquired of $0.4 million (see below). The Company holds a 75.0% economic interest. Through October 17, 2015, the power to direct the activities that most significantly impact the economic performance of Tribeca Short List was shared equally with Tribeca Enterprises, and accordingly through October 17, 2015, the Company's interest in Tribeca Short List was accounted for under the equity method of accounting. Subsequent to October 17, 2015, the terms of the arrangement increased the Company's power to control the board, and the Company now has the power to direct the activities that most significantly impact the economic performance of Tribeca Short List. Accordingly, the Company has consolidated Tribeca Short List beginning in the quarter ended December 31, 2015, with no gain or loss recognized upon consolidation since the carrying value of the net assets approximated the fair value.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities:

The cost basis, unrealized gains (losses) and fair market value of available-for-sale securities are set forth below:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized gain (loss)	(34,938)	3,108
Fair value	$123,978	$162,024

Starz. At March 31, 2016 and March 31, 2015, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of Dr. John C. Malone, a Director of the Company. The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company. The Starz shares acquired by the Company represent approximately 15.0% of the total voting power of the issued and outstanding Starz common stock as of March 31, 2016. However, under the Exchange Agreement, the Company granted an irrevocable proxy to Dr. Malone and the affiliates of Dr. Malone to vote the shares the Company acquired except with respect to proposals related to extraordinary transactions, including any proposals related to any sale or issuance of securities, or any business combination, merger, consolidation, liquidation, reorganization, recapitalization, sale or disposition of all or substantially all of Starz's assets or similar extraordinary transaction, whether or not involving the Company.

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

As of March 31, 2016, the Company's investment in Starz was in an unrealized loss position; however, due to the fluctuation of the security's market price in an active market and the short-term duration of the unrealized loss, the Company has the intent and ability to hold the securities until the fair value recovers. As of May 24, 2016, the fair value of the Company's minority interest in Starz was $124.7 million, compared to the Company's original cost basis of $158.9 million.

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
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest, and during the year ended March 31, 2016, the Company invested an additional $0.2 million in Next Games.

6. Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2016 and March 31, 2015:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Deferred financing costs, net of accumulated amortization	$21,269	$28,060
Prepaid expenses and other	57,725	45,537
Finite-lived intangible assets	11,350	1,187
	$90,344	$74,784
Deferred Financing Costs. Deferred financing costs primarily include costs incurred in connection with the Company's various debt issuances (see Note 7).
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangible assets consist primarily of noncompete agreements, trademarks and tradenames, and sales agency relationships. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Noncompete agreements	$9,500	$449	$9,051	$—	$—	$—
Trademarks and trade names	8,600	6,451	2,149	6,600	5,913	687
Sales agency relationships	6,200	6,050	150	6,200	5,700	500
	$24,300	$12,950	$11,350	$12,800	$11,613	$1,187
The increase in the carrying value of finite-lived intangible assets from March 31, 2015 was primarily due to the November 12, 2015 acquisition of Pilgrim Studios (see Note 11). Amortization expense associated with the Company's intangible assets for the years ended March 31, 2016, 2015 and 2014 was approximately $1.3 million, $1.8 million and $3.7 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2017 through 2021 is approximately $1.8 million, $1.4 million, $1.4 million, $1.4 million, and $1.4 million, respectively.

7. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Senior revolving credit facility	$161,000	$—
5.25% Senior Notes	225,000	225,000
Term Loan Due 2022	400,000	375,000
Convertible senior subordinated notes, net of unamortized discount of $1,800 (March 31, 2015 - $3,891)	100,050	114,126
	$886,050	$714,126

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of corporate debt as of March 31, 2016:

	Conversion Price Per Share at March 31, 2016	Maturity Date	Year Ended March 31,
Debt Type			2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$161,000	$—	$—	$—	$—	$161,000
5.25% Senior Notes	N/A	August 2018	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.26	January 2017	41,850	—	—	—	—	—	41,850
April 2013 1.25% Notes	$29.32	April 2018	—	—	60,000	—	—	—	60,000
			$41,850	$161,000	$285,000	$—	$—	$400,000	887,850
Less aggregate unamortized discount									(1,800)
									$886,050
Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800 million, and at March 31, 2016, there was $639.0 million available (March 31, 2015 — $800.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at March 31, 2016 (March 31, 2015 — none).
Maturity Date. September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5% as designated by the Company. As of March 31, 2016, borrowings under the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.94% and 2.68% on borrowings outstanding as of March 31, 2016 and March 31, 2015, respectively).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of March 31, 2016, the Company was in compliance with all applicable covenants.

Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the credit agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.25% Senior Notes

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2016, the Company was in compliance with all applicable covenants.

Term Loan Due 2022

Issuance Date. On March 17, 2015, the Company entered into a second lien credit and guarantee agreement (the "Credit Agreement"), and pursuant to the Credit Agreement, borrowed a term loan in an aggregate amount of $375 million (the "Term Loan Due 2022"). In May 2015, the Company amended the Credit Agreement governing its Term Loan Due 2022, and pursuant to the amended Credit Agreement, borrowed an additional aggregate amount of $25.0 million.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Security Interest and Ranking. Substantially similar to the 5.25% Senior Notes discussed above.

Change of Control. Substantially similar to the 5.25% Senior Notes discussed above.

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of March 31, 2016, the Company was in compliance with all applicable covenants.

Redemption and Repurchase Transactions

Redemption of Term Loan Due 2020. On March 17, 2015, contemporaneously with the issuance of the Term Loan Due 2022, the Company used a portion of the proceeds to redeem its previous Term Loan Due 2020 (see below for definition) (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%). In conjunction with the early redemption of the Term Loan Due 2020, the Company paid a call premium pursuant to the terms of the agreement governing the Term Loan Due 2020 of $4.5 million.

Redemption of 10.25% Senior Notes. On July 19, 2013, contemporaneously with the issuance of the 5.25% Senior Notes, and a seven-year $225.0 million term loan agreement (the "Term Loan Due 2020"), the Company called for early redemption of the $432.0 million remaining outstanding principal amount of the then outstanding 10.25% Senior Secured Second-Priority Notes (the "10.25% Senior Notes"). In conjunction with the early redemption of the 10.25% Senior Notes, we paid $34.3 million, representing the present value of interest through the first call date of November 1, 2013 and related call premium pursuant to the terms of the indenture governing the 10.25% Senior Notes.

In accounting for each contemporaneous issuance and redemption transaction discussed above, a portion of the issuance and redemption was considered a modification of terms with creditors who participated in both the new issuances and the redeemed debt, and a portion was considered a debt extinguishment. To the extent a portion of the issuance and redemption was considered a modification, the call premium plus the remaining unamortized deferred financing costs and debt discount on the redeemed debt will be amortized over the life of the new issuance, and to the extent a portion of the issuance and redemption was considered an extinguishment, these costs were expensed as a loss on extinguishment of debt. The new issuance costs related to each issuance were capitalized and will be amortized over the life of the new issuance to the extent the issuance and redemption was considered an extinguishment, and expensed as a loss on extinguishment of debt to the extent considered to be a modification of terms.

The tables below set forth the applicable costs associated with (i) the redemption of the Term Loan Due 2020 and (ii) the redemption of the 10.25% Senior Notes, respectively (as discussed above), and the applicable accounting for such:

Redemption of Term Loan Due 2020:

	Total		Amortize Over Life of Term Loan Due 2022	Loss on Extinguishment of Debt
	(Amounts in thousands)
Early redemption/ call premium on Term Loan Due 2020	$4,500		$2,834	$1,666
Previously incurred unamortized discount and deferred financing costs of Term Loan Due 2020	14,420		8,803	5,617
	18,920	(1)	11,637	7,283
Third party costs incurred to issue the Term Loan Due 2022	4,931	(2)	1,826	3,105
Total	$23,851		$13,463	$10,388

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption of 10.25% Senior Notes:

	Total		Amortize Over Life of 5.25% Senior Notes and Term Loan Due 2020	Loss on Extinguishment of Debt
	(Amounts in thousands)
Early redemption/ call premium on 10.25% Senior Notes	$34,304		$13,218	$21,086
Previously incurred unamortized net discount/premium and deferred financing costs of 10.25% Senior Notes	19,825		7,639	12,186
	54,129	(1)	20,857	33,272
Third party costs incurred to issue the 5.25% Senior Notes and Term Loan Due 2020	6,748	(2)	4,148	2,600
Total	$60,877		$25,005	$35,872

(1)Amounts related to the portion of the debt redemption deemed to be a modification of terms, as discussed above, were accounted for as deferred costs, with the remaining amounts expensed as a loss on extinguishment of debt.
(2)Third party costs incurred to issue the new debt related to the portion of the debt redemption deemed to be a modification of terms, as discussed above, were expensed as a loss on extinguishment of debt, with the remaining amount capitalized as deferred financing costs of the new issuances.

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

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at March 31, 2016 and March 31, 2015:

Convertible Senior Subordinated Notes	Maturity Date	Conversion Price Per Share at March 31, 2016	March 31, 2016			March 31, 2015
			Principal	Unamortized Discount	Net Carrying Amount	Principal	Unamortized Discount	Net Carrying Amount
			(Amounts in thousands)
April 2009 3.625% Notes(1)	N/A	N/A	$—	$—	$—	$16,167	$—	$16,167
January 2012 4.00% Notes	January 11, 2017	$10.26	41,850	(1,800)	40,050	41,850	(3,891)	37,959
April 2013 1.25% Notes	April 15, 2018	$29.32	60,000	—	60,000	60,000	—	60,000
			$101,850	$(1,800)	$100,050	$118,017	$(3,891)	$114,126
_______________

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

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes, which resulted in a loss on extinguishment of debt in the years ended March 31, 2015 and 2014 of $1.3 million and $3.3 million, respectively (2016 - none):

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162	$24,053	$24,289
Common shares issued upon conversion	1,983,058	2,937,096	2,943,634
Weighted average conversion price per share	$8.15	$8.19	$8.25
October 2004 2.9375% Notes
Principal amount converted	$—	$99	$233
Common shares issued upon conversion	—	8,634	20,259
Weighted average conversion price per share	$—	11.46	$11.50
January 2012 4.00% Notes
Principal amount converted	$—	$—	$3,150
Common shares issued upon conversion	—	—	299,999
Weighted average conversion price per share	$—	$—	$10.50
Total
Principal amount converted	$16,162	$24,152	27,672
Common shares issued upon conversion	1,983,058	2,945,730	3,263,892
Weighted average conversion price per share	$8.15	$8.20	$8.48
Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the years ended March 31, 2016, 2015 and 2014 is presented below:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Contractual interest coupon	$2,367	$3,458	$4,751
Amortization of discount on liability component and debt issuance costs	2,141	5,200	8,845
	$4,508	$8,658	$13,596

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Participations and Residuals
The Company expects approximately 72% of accrued participations and residuals will be paid during the one-year period ending March 31, 2017.

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $61.3 million at March 31, 2016 (March 31, 2015 - $13.6 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

9. Film Obligations and Production Loans

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Film obligations	$24,989	$55,811
Production loans	690,371	600,944
Total film obligations and production loans	$715,360	$656,755

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2016:

	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in thousands)
Film obligations	$22,098	$2,000	$1,000	$—	$—	$—	$25,098
Production loans	641,076	49,295	—	—	—	—	690,371
	$663,174	$51,295	$1,000	$—	$—	$—	715,469
Less imputed interest on film obligations							(109)
							$715,360
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.37% to 3.87%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 5):
Starz Series A common stock	$55,768	$—	$55,768	$72,882	$—	$72,882
Starz Series B common stock	—	68,210	68,210	—	89,142	89,142

Forward exchange contracts (see Note 18)	—	9,417	9,417	—	8,335	8,335

Liabilities:
Forward exchange contracts (see Note 18)	—	(748)	(748)	—	(2,024)	(2,024)
	$55,768	$76,879	$132,647	$72,882	$95,453	$168,335

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2016 and March 31, 2015:

	March 31, 2016		March 31, 2015
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$98,719	$114,500	$91,683	$110,000

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
April 2009 3.625% Notes	—	—	16,167	16,167
January 2012 4.00% Notes	40,050	41,477	37,959	41,473
April 2013 1.25% Notes	60,000	54,188	60,000	53,241
Production loans	690,371	690,371	600,944	600,944
5.25% Senior Notes	225,000	229,500	225,000	233,438
Term Loan	400,000	400,500	375,000	375,938
	$1,415,421	$1,416,036	$1,315,070	$1,321,201

11. Acquisition

Acquisition of Pilgrim Studios. On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Studios"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $201.7 million, net of $7.7 million allocated to certain transactional costs attributable to the noncontrolling shareholder. These costs are included in the general and administrative expense of Pilgrim Studios; however, pursuant to the profit sharing provisions in the operating agreement, the amount is included in net loss attributable to noncontrolling interest in our consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders.
The purchase price consisted of $144.7 million in cash and 1,517,451 of the Company's common shares, valued at $57.0 million. These shares were valued based on the closing price of the Company’s common shares on the date of closing of the acquisition, discounted to the fair value of the shares considering certain transfer restrictions. The Company incurred approximately $3.4 million of acquisition-related costs that were expensed in general and administrative expenses during the year ended March 31, 2016.
The acquisition was accounted for as a purchase, with the results of operations of Pilgrim Studios included in the Company's consolidated results from November 12, 2015. Revenues and net loss for the period from November 12, 2015 through March 31, 2016 of Pilgrim Studios were $52.5 million and $7.2 million, respectively. The Company made a preliminary allocation of the estimated purchase price of Pilgrim Studios to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. Since the initial allocation of the estimated purchase price, the Company has adjusted the preliminary purchase price allocation for new information obtained about facts and circumstances that existed as of the acquisition date, that, if known, would have affected the measurements of the amounts recognized at that date. The preliminary purchase price allocation is subject to revision, as a more detailed analysis of investment in television programs and intangible assets is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The preliminary allocation of the purchase price, including the fair value of redeemable noncontrolling interest recognized, is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary allocation of the total purchase consideration (1):	(Amounts in thousands)
Cash and cash equivalents	$15,816
Accounts receivable, net	15,248
Investment in films and television programs, net	63,387
Other assets acquired	7,019
Finite-lived intangible assets:
Noncompete agreements	9,500
Trade name	2,000
Other liabilities assumed	(32,638)
Fair value of net assets acquired	80,332
Goodwill	211,452
Redeemable noncontrolling interest (Note 12)	(90,128)
$201,656
____________________________________________
(1)Since the initial preliminary purchase price allocation, the Company has made purchase price allocation adjustments for an increase in the purchase consideration of $2.9 million, of which $2.0 million represents additional cash consideration as a result of finalizing the valuation of working capital acquired pursuant to the terms of the purchase agreement, and $0.9 million from finalizing the valuation of the Company's shares issued. These adjustments resulted in a decrease to accounts receivable of $0.5 million, increase to intangible assets of $0.2 million, decrease to other liabilities assumed of $4.2 million and an increase in redeemable noncontrolling interest of $1.6 million resulting in a net increase of $0.6 million to goodwill.  These adjustments had no material impact on the consolidated statement of income.

Goodwill of $211.5 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies to grow and diversify the Company's television operations by adding nonfiction programming to complement its existing scripted production and syndication operations and leverage the strength of the Company's global distribution infrastructure. The goodwill recorded as part of this acquisition is included in the Television Production segment. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. The noncompete agreements and trade name have a weighted average estimated useful life of eight years.

The following unaudited pro forma condensed consolidated statements of income presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Studios as described above occurred on April 1, 2014. The information below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The statements of income information below includes the statements of income of Pilgrim Studios for the years ended December 31, 2015 and 2014 combined with the Company's statements of income for the years ended March 31, 2016 and 2015.

	Year Ended March 31,
	2016	2015
	(Amounts in thousands, except per share amounts)
Revenues	$2,468,062	$2,537,694
Net income attributable to Lions Gate Entertainment Corp. shareholders	$52,777	$178,691
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.35	$1.27
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.34	$1.20
The unaudited pro forma condensed consolidated statements of income do not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $7.7 million attributable to the noncontrolling shareholder (see Note 12) expensed in connection with the transaction, as well as $3.4 million of acquisition-related costs that were expensed in general and administrative expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill. The changes in the carrying amount of goodwill by reporting segment in the years ended March 31, 2016 and 2015 were as follows:

	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Balance as of March 31, 2014 and 2015	$294,367	$28,961	$323,328
Acquisition of Pilgrim Studios	—	210,815	210,815
Measurement period adjustments for Pilgrim Studios	—	637	637
Balance as of March 31, 2016	$294,367	$240,413	$534,780

12. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling interest in Pilgrim Studios on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Studios. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Studios, at fair value, subject to a cap, exercisable five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's unaudited condensed consolidated balance sheet.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Studios, who will continue in this role pursuant to an employment contract entered into at the time of closing. Pursuant to the operating agreement, if the employment of the noncontrolling interest holder is terminated before certain dates, under certain circumstances as defined in the operating agreement, the Company can call and the noncontrolling interest holder can put the noncontrolling interest at a discount to fair value. The amount of the discount related to the 17.5% noncontrolling interest is being expensed through the five-year call period, and the portion of the discount related to the remaining noncontrolling interest is being expensed over the seven-year call period. The amounts are included in general and administrative expense of Pilgrim Studios and reflected as an addition to redeemable noncontrolling interest.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

Year Ended
March 31,
2016
(Amounts in thousands)
Beginning balance	$—
Initial fair value of redeemable noncontrolling interest	90,128
Net loss of Pilgrim Studios attributable to noncontrolling interest	(7,509)
Noncontrolling interest discount accretion	2,030
Adjustments to redemption value	5,876
Ending balance	$90,525

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net loss of Pilgrim Studios attributable to noncontrolling interest includes certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling shareholder (see Note 11). These costs are included in the general and administrative expense of Pilgrim Studios, however, pursuant to the profit sharing provisions in the operating agreement, the amount is included in net loss attributable to noncontrolling interest in our consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders.

13. Capital Stock
(a) Common Shares
The Company had 500 million authorized common shares at March 31, 2016 and March 31, 2015. The table below outlines common shares reserved for future issuance:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Stock options outstanding, average exercise price $24.55 (March 31, 2015 - $22.22)	15,332	12,215
Restricted share units — unvested	1,647	1,662
Share purchase options and restricted share units available for future issuance	2,093	7,163
Shares issuable upon conversion of April 2009 3.625% Notes at conversion price of $8.15 per share at March 31, 2015	—	1,984
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.26 per share (March 31, 2015 - $10.38)	4,079	4,032
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.32 per share (March 31, 2015 - $29.65)	2,046	2,024
Shares reserved for future issuance	25,197	29,080

(b) Share Repurchases
Share Repurchase Plan. On December 17, 2013, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $150 million to $300 million, and on February 2, 2016, our Board of Directors authorized the Company to further increase its share repurchase plan to $468 million. For the years ended March 31, 2016, 2015 and 2014, the common shares repurchased under the Company's share repurchase plan were as follows:

Fiscal Year Ended	Shares Repurchased	Aggregate Cost of Shares	Weighted Average Repurchase Price Per Share
		(in thousands)
March 31, 2016	3,600,395	$73,180	$20.33
March 31, 2015	5,026,512	136,501	$27.16
March 31, 2014	315,706	8,339	$26.41
Total from December 17, 2013 authorization	8,942,613	$218,020	$24.38
Prior to the year ended March 31, 2013, the Company repurchased 6,787,310 common shares at a cost of approximately $65.2 million. To date, approximately $283.2 million of the Company's common shares have been repurchased, leaving approximately $184.7 million of authorized potential purchases.

(c) Dividends
During fiscal years 2016, 2015 and 2014, the Company's Board of Directors declared the following quarterly cash dividends (first quarterly cash dividend declared during the third quarter ended December 31, 2013):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dividends Declared Per Common Share	Total Amount(1)	Payment Date
		(in thousands)
Fiscal Year 2016:
Fourth quarter ended March 31, 2016(2)	$0.09	$13,209	May 27, 2016
Third quarter ended December 31, 2015	$0.09	13,520	February 5, 2016
Second quarter ended September 30, 2015	$0.09	13,364	November 10, 2015
First quarter ended June 30, 2015	$0.07	10,376	August 7, 2015
Total cash dividends declared in fiscal year 2016	$0.34	50,469
Fiscal Year 2015:
Fourth quarter ended March 31, 2015(2)	$0.07	10,186	May 22, 2015
Third quarter ended December 31, 2014	$0.07	9,817	February 6, 2015
Second quarter ended September 30, 2014	$0.07	9,590	November 7, 2014
First quarter ended June 30, 2014	$0.05	6,880	August 8, 2014
Total cash dividends declared in fiscal year 2015	$0.26	36,473
Fiscal Year 2014:
Total cash dividends declared in fiscal year 2014	$0.10	13,966
Total cash dividends declared	$0.70	$100,908
____________________________________________
(1)The Company had an accumulated deficit through December 31, 2014 at the time the dividends were declared; therefore, these dividends were recorded as a reduction to common shares with the dividends declared in the fourth quarter ended March 31, 2015 recorded as a reduction of retained earnings.
(2) As of March 31, 2016 and March 31, 2015, the Company had $13.2 million and $10.2 million, respectively, of cash dividends payable included in accounts payable and accrued liabilities on the consolidated balance sheet.

(d) Share-based Compensation
The Company's stock option and long-term incentive plans permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants.
2012 Performance Incentive Plan: In September 2012, the Company adopted the 2012 Performance Incentive Plan, as amended on September 9, 2014 (the "2012 Plan"). The 2012 Plan provides for the issuance of up to 27.6 million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At March 31, 2016, 2,092,785 common shares were available for grant under the 2012 Plan.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the years ended March 31, 2016, 2015, and 2014:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Compensation Expense:
Stock Options	$31,015	$33,452	$22,514
Restricted Share Units and Other Share-based Compensation	47,163	42,831	33,221
Share Appreciation Rights	287	4,027	16,384
	78,465	80,310	72,119
Impact of accelerated vesting on stock options and restricted share units(1)	—	1,194	—
Total share-based compensation expense	$78,465	$81,504	$72,119

Tax impact(2)	(28,632)	(29,676)	(26,684)
Reduction in net income	$49,833	$51,828	$45,435
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

Stock Options
A summary of option and equity-settled share appreciation rights activity under the various plans as of March 31, 2016, 2015 and 2014 and changes during the years then ended is presented below:

	Number of	Weighted- Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value as of March 31,
Options:	Shares	Price	Term In Years	2016
Outstanding at April 1, 2013	8,021,382	$12.87
Granted	4,955,889	29.40
CSARs converted to options	733,334	7.56
Exercised	(1,598,035)	9.86
Forfeited or expired	(18,560)	15.68
Outstanding at March 31, 2014	12,094,010	$19.70
Granted	1,765,809	29.49
Exercised	(609,160)	14.39
Forfeited or expired	(35,963)	17.69
Outstanding at March 31, 2015	13,214,696	$21.26
Granted	3,538,346	31.50
Exercised	(640,008)	13.01
Forfeited or expired	(19,138)	26.54
Outstanding at March 31, 2016	16,093,896	$23.83	5.94	$54,088,481
Outstanding as of March 31, 2016, vested or expected to vest in the future	16,002,844	$23.82	5.92	$54,067,625
Exercisable at March 31, 2016	8,840,250	$19.00	4.80	$50,968,223

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2016, 2015 and 2014, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options granted during the years then ended:

	Year Ended March 31,
	2016	2015	2014
Weighted average fair value of grants	$7.64	$10.49	$12.38
Weighted average assumptions:
Risk-free interest rate(1)	0.9% - 1.9%	0.3% - 2.0%	0.4% - 2.7%
Expected option lives (in years)(2)	3 - 6 years	1 - 6 years	2 - 8 years
Expected volatility for options(3)	35%	35% - 38%	38% - 45%
Expected dividend yield(4)	0.8% - 1.8%	0.8% - 1.0%	0.0% - 0.8%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's stock at the date of grant.
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2016 was $15.6 million (2015 — $11.2 million, 2014— $28.0 million).
During the year ended March 31, 2016, 93,210 shares (2015 — 70,243 shares, 2014 — 143,912 shares) were cancelled to fund withholding tax obligations upon exercise of options.
Restricted Share Units
A summary of the status of the Company’s restricted share units as of March 31, 2016, 2015 and 2014, and changes during the years then ended is presented below:

Restricted Share Units:	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2013	2,076,801	$13.61
Granted	1,455,754	28.50
Vested	(1,358,856)	14.24
Forfeited	(34,524)	11.04
Outstanding at March 31, 2014	2,139,175	$23.38
Granted	901,611	29.55
Vested	(1,360,524)	22.05
Forfeited	(18,234)	19.41
Outstanding at March 31, 2015	1,662,028	$28.10
Granted	1,461,521	32.36
Vested	(1,438,207)	28.22
Forfeited	(37,910)	30.36
Outstanding at March 31, 2016	1,647,432	$31.74
The fair values of restricted share units are determined based on the market value of the shares on the date of grant.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2016 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in thousands)
Stock Options	$45,486	1.4
Restricted Share Units	30,717	1.8
Total	$76,203
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2016, 636,136 shares (2015 — 615,111 shares, 2014 — 577,399 shares) were withheld upon the vesting of restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
There were no excess tax benefits realized from tax deductions associated with option exercises and RSU activity for the year ended March 31, 2016 (2015 and 2014 — nil).

Cash-Settled Share-Appreciation Rights
A summary of the status of the Company’s cash-settled share-appreciation rights ("CSARs") as of March 31, 2016, 2015 and 2014, and changes during the years then ended is presented below:

Cash-Settled Share-Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013	958,334	$7.04	$17.02
Granted	—	—	—
Exercised	(150,000)	5.45	32.16
CSARs converted to options	(733,334)	7.56	27.52
Outstanding at March 31, 2014	75,000	$5.17	$21.56
Granted	—	—	—
Exercised	(75,000)	5.17	27.91
Outstanding at March 31, 2015 and March 31, 2016	—	$—	$—

CSARs require that upon their exercise, the Company pay the holder the excess of the market value of the Company's common stock at the time over the exercise price of the CSAR multiplied by the number of CSARs exercised. During the year ended March 31, 2016, there were no CSAR exercises. During the years ended March 31, 2015 and March 31, 2014, the Company paid $1.7 million and $4.0 million, respectively, for the exercise of CSAR shares.

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2016, the Company granted the equivalent of $1.3 million (2015 - $1.7 million; 2014 - $2.0 million) in common shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2016, the Company issued 19,578 shares (2015 - 32,503 shares; 2014 - 34,638 shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of pretax income, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
United States	$(244,178)	$67,423	$122,464
International	210,351	145,985	62,496
	$(33,827)	$213,408	$184,960
The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2016	2015	2014
Current provision (benefit):	(Amounts in thousands)
Federal	$6,217	$12,000	$9,694
States	2,480	630	2,366
International	(155)	5,063	4,950
Total current provision	$8,542	$17,693	$17,010
Deferred provision (benefit):
Federal	$(77,399)	$12,335	$22,417
States	(7,632)	3,415	1,784
International	(38)	(1,816)	(8,288)
Total deferred provision (benefit)	(85,069)	13,934	15,913
Total provision (benefit) for income taxes	$(76,527)	$31,627	$32,923
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Income taxes computed at Federal statutory rate of 35%	$(11,840)	$74,693	$64,736
Foreign affiliate dividends	(59,448)	(44,715)	(13,027)
Foreign and provincial operations subject to different income tax rates	(7,142)	(1,830)	(283)
State income tax	(3,809)	1,432	3,304
Permanent differences	6,583	3,074	(7,618)
Other	(871)	(1,027)	(2,159)
Increase (decrease) in valuation allowance	—	—	(12,030)
	$(76,527)	$31,627	$32,923

For the years ended March 31, 2014, 2015, and 2016, the tax provision includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Deferred tax assets:
Net operating losses	$77,787	$17,273
Foreign tax credits	44,672	40,371
Investment in film and television obligations	93,699	70,338
Accounts payable	42,235	33,687
Other assets	27,535	17,538
Reserves	17,077	13,070
Total deferred tax assets	303,005	192,277
Valuation allowance	(10,103)	(9,284)
Deferred tax assets, net of valuation allowance	292,902	182,993
Deferred tax liabilities:
Liabilities	—	—
Accounts receivable	(140,941)	(113,026)
Subordinated notes	(1,728)	(2,849)
Other	(15,812)	(17,004)
Total deferred tax liabilities	$(158,481)	$(132,879)

Net deferred tax assets	$134,421	$50,114

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to state credits and unrealized capital losses in Canada recorded through other comprehensive income, as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2016, the Company had U.S. net operating loss carryforwards of approximately $285.2 million available to reduce future federal income taxes which expire beginning in 2028 through 2036. At March 31, 2016, the Company had state net operating loss carryforwards of approximately $254.1 million available to reduce future state income taxes which expire in varying amounts beginning 2024. At March 31, 2016, the Company had Canadian loss carryforwards of $22.5 million which will expire beginning in 2034. At March 31, 2016, the Company had U.K. loss carryforwards of $6.7 million which do not expire. In addition, at March 31, 2016, we had U.S. credit carryforwards related to foreign taxes paid of approximately $44.7 million to offset future federal income taxes that will expire beginning in 2021.
Approximately $133.8 million of net operating loss carryforwards consist of excess tax benefits. An excess tax benefit occurs when the actual tax deduction in connection with a share-based award exceeds the compensation cost expensed for the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At March 31, 2016, deferred tax assets do not include the tax effect of $133.8 million of loss carryovers from these excess tax benefits.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2016, 2015, and 2014:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2013	$0.9
Increases related to prior year tax positions	2.2
Decreases related to prior year tax positions	(0.9)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2014	2.2
Increases related to prior year tax positions	2.3
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2015	4.5
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2016	$4.5

For the years ended March 31, 2016, 2015, and 2014, interest and penalties were not significant. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company is not currently subject to examination by the U.K. or Canada tax authorities. Currently, audits are occurring in federal and various state and local tax jurisdictions.
The total amount of unrecognized tax benefits as of March 31, 2015 and March 31, 2016 that, if realized, would affect the Company's effective tax rate are $2.9 million.
Any changes to unrecognized tax benefits recorded as of March 31, 2016 that are reasonably possible to occur within the next 12 months are not expected to be material.

15. Government Assistance
Tax credits earned for film and television production activity for the year ended March 31, 2016 totaled $156.1 million (2015 — $208.2 million; 2014 — $82.0 million) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at March 31, 2016 includes $257.1 million with respect to tax credits receivable (2015 — $219.2 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Such inquiries have not resulted in material adjustments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of March 31, 2016: Motion Pictures and Television Production.
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

Segment information by business unit is as follows:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Segment revenues
Motion Pictures	$1,677,482	$1,820,149	$2,182,902
Television Production	669,937	579,491	447,352
	$2,347,419	$2,399,640	$2,630,254
Gross segment contribution
Motion Pictures	$184,308	$449,760	$491,779
Television Production	103,998	55,123	29,633
	$288,306	$504,883	$521,412
Segment general and administration
Motion Pictures	$80,952	$73,501	$66,768
Television Production	19,783	13,346	12,747
	$100,735	$86,847	$79,515
Segment profit
Motion Pictures	$103,356	$376,259	$425,011
Television Production	84,215	41,777	16,886
	$187,571	$418,036	$441,897

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Gross segment contribution amounts for fiscal 2015 reflect the reclassification of $12.5 million of backstopped prints and advertising expense from Motion Pictures distribution and marketing expenses in order to be consistent with the current fiscal year presentation (2014 - none).
Segment profit is defined as gross segment contribution less segment general and administration expenses. The reconciliation of total segment profit to the Company's income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Company’s total segment profit	$187,571	$418,036	$441,897
Share-based compensation expense	(78,465)	(80,310)	(72,119)
Restructuring and other items(1)	(19,834)	(10,725)	(7,500)
Non-cash imputed interest charge(2)	(5,270)	—	—
Purchase accounting and related adjustments(3)	(8,430)	—	—
Start-up losses of new business initiatives(4)	(10,017)	—	—
Backstopped prints and advertising expense(5)	(997)	(12,509)	—
General and administrative expenses for corporate and shared services	(76,504)	(85,625)	(95,791)
Depreciation and amortization	(13,084)	(6,586)	(6,539)
Operating income (loss)	(25,030)	222,281	259,948
Interest expense	(54,879)	(52,476)	(66,170)
Interest and other income	1,851	2,790	6,030
Loss on extinguishment of debt	—	(11,664)	(39,572)
Equity interests income	44,231	52,477	24,724
Income (loss) before income taxes	$(33,827)	$213,408	$184,960
____________________________

(1)	Restructuring and other items includes restructuring and severance charges, certain transaction related costs, the settlement of an administrative order, and certain unusual items when applicable.
Amounts in the year ended March 31, 2016 represent professional fees associated with certain strategic transactions including, among others, the acquisition of Pilgrim Studios and certain shareholder transactions, and certain transactional costs of $7.7 million of Pilgrim Studios attributable to the noncontrolling interest shareholder (see Note 11). Pursuant to the profit sharing provisions in the Pilgrim Studios operating agreement, the transactional costs of $7.7 million are included in net loss attributable to noncontrolling interest in the consolidated statement of income and thus does not impact earnings per share attributable to Lions Gate Entertainment Corp. shareholders. In addition, amounts in the year ended March 31, 2016 include pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan in which the Company is no longer participating.
Amounts in the year ended March 31, 2015 primarily represent costs related to the move of our international sales and distribution organization to the United Kingdom, and severance costs associated with the integration of the marketing operations of our Lionsgate and Summit film labels, of which approximately $1.2 million are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 13). In addition, the year ended March 31, 2015 includes transaction costs related to a certain shareholder transaction (see Note 22), and costs related to the Starz Exchange transaction (see Note 5).
Amounts in the year ended March 31, 2014 represent the settlement of an administrative order.

(2)	Non-cash imputed interest charge represents a charge associated with the interest cost of long-term accounts receivable for Television Production licensed product that become due beyond one-year.

(3)
Purchase accounting and related adjustments represent the incremental amortization expense associated with the non-cash fair value adjustments on television assets of $6.5 million included in direct operating expense resulting from the application of purchase accounting and the charge of $1.9 million included in general and administrative expense related to the accretion of the noncontrolling interest discount (see Note 12).

(4)
Start-up losses of new business initiatives represent losses associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms, of which $4.8 million is included in the Company's consolidated general and administrative expense.

(5)
Backstopped P&A represents the amount of theatrical marketing expense for third party titles that the Company funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred net of the impact of expensing the P&A cost over the revenue streams similar to a participation expense (i.e., the P&A under these arrangements are being expensed similar to a participation cost for purposes of measuring segment profit).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media as broken down by segment for the years ended March 31, 2016, 2015, and 2014:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Segment revenues:
Motion Pictures
Theatrical	$314,082	$354,050	$524,669
Home Entertainment	579,802	662,685	829,580
Television	205,148	270,214	225,338
International	548,200	494,981	543,435
Other	30,250	38,219	59,880
Total Motion Pictures revenues	$1,677,482	$1,820,149	$2,182,902
Television Production
Domestic Television	415,486	415,204	326,061
International	190,208	112,385	82,295
Home Entertainment	60,231	44,796	34,296
Other	4,012	7,106	4,700
Total Television Production revenues	$669,937	$579,491	$447,352
Total revenues	$2,347,419	$2,399,640	$2,630,254
The following table sets forth significant assets as broken down by segment and other unallocated assets as of March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$557,532	$491,757	$1,049,289	$538,515	$353,365	$891,880
Investment in films and television programs, net	1,092,365	385,931	1,478,296	1,116,909	264,920	1,381,829
Goodwill	294,367	240,413	534,780	294,367	28,961	323,328
	$1,944,264	$1,118,101	$3,062,365	$1,949,791	$647,246	$2,597,037
Other unallocated assets (primarily cash, other assets, and investments)			793,143			695,052
Total assets			$3,855,508			$3,292,089

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the years ended March 31, 2016, 2015, and 2014:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$639,875	$688,555	$597,083
Television Production	426,528	323,739	350,999
	$1,066,403	$1,012,294	$948,082

Purchases of property and equipment amounted to $18.4 million, $17.0 million and $8.8 million for the years ended March 31, 2016, 2015, and 2014, respectively, all primarily pertaining to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Canada	$55,080	$68,969	$68,599
United States	1,550,207	1,712,087	1,917,615
Other foreign	742,132	618,584	644,040
	$2,347,419	$2,399,640	$2,630,254
Tangible assets by geographic location are as follows:

	March 31, 2016	March 31, 2015
	(Amounts in thousands)
Canada	$172,574	$214,303
United States	2,863,075	2,550,713
Other foreign	139,308	152,444
	$3,174,957	$2,917,460

Total amount of revenue from one individual customer representing greater than 10% of consolidated revenues for the year ended March 31, 2016 was $290.4 million. No individual customer represented greater than 10% of consolidated revenues for the years ended March 31, 2015 and 2014. Accounts receivable due from one customer was approximately 25% of consolidated gross accounts receivable at March 31, 2016, representing a total amount of gross accounts receivable due from this customer of approximately $272.5 million. At March 31, 2015, accounts receivable due from this customer was approximately 15% of consolidated gross accounts receivable, representing a total amount of gross accounts receivable due from this customer of approximately $144.4 million.

17. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in thousands)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$290,411	$221,842	$10,385	$—	$—	$—	$522,638
Interest payments(2)	34,237	32,563	26,281	20,000	20,000	22,444	155,525
Operating lease commitments	14,532	14,183	14,579	14,975	14,912	34,235	107,416
Other contractual obligations	71,043	43,212	19,718	6,927	3,650	6,395	150,945
Total future commitments under contractual obligations(3)	$410,223	$311,800	$70,963	$41,902	$38,562	$63,074	$936,524
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

(3)
Not included in the amounts above are $90.5 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12).

Operating Leases. The Company has operating leases for offices and equipment. Certain of the Company's operating leases for its Corporate and United Kingdom offices include certain lease and leasehold improvement incentives. These amounts and the required lease payments are aggregated and amortized on a straight line basis to rent expense over the lease period.
The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $14.2 million during the year ended March 31, 2016 (2015— $13.5 million; 2014 — $10.0 million). The Company earned sublease income of $0.2 million during the year ended March 31, 2016 (2015 — $0.4 million; 2014 — $1.2 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The Company does not participate in any multiemployer benefit plans that are considered to be individually significant, and the largest plans in which the Company participates are funded at a level of 80% or greater. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2016, 2015 and 2014 were $38.0 million, $20.5 million, and $24.4 million, respectively.
If the Company ceases to be obligated to make contributions or otherwise withdraws from participation in any of these plans, applicable law requires the Company to fund its allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in the Company's withdrawal liability.
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

In addition, on May 16, 2014, the Company received a letter from another purported stockholder, Arkansas Teacher Retirement System, demanding that the Company seek to recover damages, including the costs associated with the SEC investigation, and the fine paid, from the directors who were on the Board of Directors (and certain officers) at the time the July 20, 2010 transactions occurred. On August 6, 2014, the Board of Directors created a Special Committee of independent directors (composed of Mr. Frank Giustra and Mr. Gordon Crawford) to consider the demand. On October 1, 2014, the Arkansas Teacher Retirement System filed a petition in the Supreme Court of British Columbia seeking an order granting it leave to prosecute the claims in the name and on behalf of Lions Gate. The Special Committee concluded that commencing an action in British Columbia against the proposed defendants (or any of them) as demanded by the Arkansas Teacher Retirement System would not be in the best interests of the Company, and the Company has taken steps to oppose the petition, including through filing materials in opposition in December 2014 and January 2015. The Arkansas Teacher Retirement System filed materials in reply. The petition was heard on February 1 to 4, 2016. On March 11, 2016, the court found that granting leave to permit a derivative action would not be in the best interests of the Company and dismissed the action.
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

18. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable. Accounts receivable include amounts receivable from governmental agencies in connection with government assistance for productions as well as amounts due from customers. Amounts receivable from governmental agencies amounted to 24.5% of accounts receivable, net at March 31, 2016 (2015 — 24.7%).
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2016, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from March 31, 2016):

March 31, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£17.5	in exchange for	$24.7	£0.71
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$4.4	in exchange for	$2.6	C$1.69
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2016 were losses, net of tax of $0.2 million (2015 - gains, net of tax, of $2.8 million; 2014 - gains, net of tax, of $0.8 million) and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were $1.3 million during the year ended March 31, 2016 (2015 - $0.4 million and 2014 - nil), and are included in direct operating expenses in the consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of March 31, 2016, $9.4 million was included in other assets and $0.7 million in accounts payable and accrued liabilities (March 31, 2015 - $8.3 million in other assets and $2.0 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the year ended March 31, 2016, the Company reclassified $3.1 million of gains out of accumulated other comprehensive loss into earnings. As of March 31, 2016, based on the current release schedule, the Company estimates approximately $4.3 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending March 31, 2017.

19. Supplementary Cash Flow Statement Information
(a) Interest paid during the fiscal year ended March 31, 2016 amounted to $42.7 million (2015 — $38.8 million; 2014 — $63.9 million).
(b) Income taxes paid during the fiscal year ended March 31, 2016 amounted to $10.2 million (2015 — $15.3 million; 2014 — $15.5 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Non-cash investing activities:
Issuance of common shares related to Pilgrim Studios acquisition (see Note 11)	$57,003	$—	$—
Investment in available-for-sale securities (see Note 5)	$—	$158,916	$—
Investment in cost method investments (see Note 5)	$—	$12,000	$—

Non-cash financing activities:
Accrued dividends (see Note 13)	$13,209	$10,186	$7,066
Accrued share repurchases (see Note 13)	$—	$—	$8,339
Conversions of convertible senior subordinated notes (see Note 7)	$16,162	$24,152	$27,672

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2016
Revenues	$408,941	$476,759	$670,522	$791,197
Operating income (loss)	$44,165	$(39,288)	$(9,720)	$(20,187)
Net income (loss)(1)	$40,684	$(42,069)	$32,598	$11,487
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders(1)	$40,684	$(42,069)	$40,717	$10,877
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic income (loss) per share	$0.28	$(0.28)	$0.27	$0.07
Diluted income (loss) per share	$0.26	$(0.28)	$0.26	$0.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share amounts)
2015
Revenues	$449,383	$552,876	$751,299	$646,082
Operating income	$47,764	$30,488	$116,169	$27,860
Net income(2)(3)(4)	$43,261	$20,781	$98,185	$19,554
Net income attributable to Lions Gate Entertainment Corp. shareholders	$43,261	$20,781	$98,185	$19,554
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic income per share	$0.31	$0.15	$0.70	$0.14
Diluted income per share	$0.30	$0.15	$0.65	$0.14
________________________________________

(1)
During the second, third and fourth quarter of fiscal 2016, net income included restructuring and other items, net of tax, of $2.7 million, $11.7 million, and $1.5 million, respectively (see Note 16). For the third quarter of fiscal 2016, net income attributable to Lions Gate Entertainment Corp. shareholders included restructuring and other items, net of tax, of $4.0 million.

(2)
During the first, second, third and fourth quarter of fiscal 2015, net income included restructuring and other items, net of tax, of $3.1 million, $0.9 million, $0.5 million, and $3.0 million, respectively (see Note 16).

(3)	During the first quarter of fiscal 2015, net income included a gain on sale of equity method investment, net of tax, of $7.2 million (see Note 5).

(4)	During the second, third and fourth quarter of fiscal 2015, net income included a loss on extinguishment of debt, net of tax, of $0.4 million, $0.4 million, and $8.1 million, respectively.

21. Consolidating Financial Information — Convertible Senior Subordinated Notes

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present condensed consolidating financial information as of March 31, 2016 and March 31, 2015, and for the years ended March 31, 2016, 2015 and 2014 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$654	$28,091	$28,997	$—	$57,742
Restricted cash	—	2,906	—	—	2,906
Accounts receivable, net	676	1,579	1,047,034	—	1,049,289
Investment in films and television programs, net	—	6,407	1,471,889	—	1,478,296
Property and equipment, net	—	36,171	7,213	—	43,384
Investments	40,072	15,354	408,920	—	464,346
Goodwill	10,172	—	524,608	—	534,780
Other assets	7,225	56,159	32,357	(5,397)	90,344
Deferred tax assets	1,502	121,725	11,194	—	134,421
Subsidiary investments and advances	1,598,137	1,504,398	3,094,974	(6,197,509)	—
	$1,658,438	$1,772,790	$6,627,186	$(6,202,906)	$3,855,508
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$161,000	$—	$—	$—	$161,000
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	400,000	—	—	—	400,000
Accounts payable and accrued liabilities	22,165	89,903	265,630	—	377,698
Participations and residuals	—	3,663	603,695	—	607,358
Film obligations and production loans	—	—	715,360	—	715,360
Convertible senior subordinated notes	—	100,050	—	—	100,050
Deferred revenue	—	4,833	323,411	—	328,244
Intercompany payable	—	1,906,899	2,415,792	(4,322,691)	—
Redeemable noncontrolling interests	—	—	90,525	—	90,525
Shareholders’ equity (deficiency)	850,273	(332,558)	2,212,773	(1,880,215)	850,273
	$1,658,438	$1,772,790	$6,627,186	$(6,202,906)	$3,855,508

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$23,683	$2,324,170	$(434)	$2,347,419
EXPENSES:
Direct operating	—	563	1,414,781	—	1,415,344
Distribution and marketing	—	6,497	655,292	—	661,789
General and administration	6,530	159,128	118,123	(1,549)	282,232
Depreciation and amortization	—	9,284	3,800	—	13,084
Total expenses	6,530	175,472	2,191,996	(1,549)	2,372,449
OPERATING INCOME (LOSS)	(6,530)	(151,789)	132,174	1,115	(25,030)
Other expenses (income):
Interest expense	38,609	220,609	175,975	(380,314)	54,879
Interest and other income	(209,419)	(172)	(172,056)	379,796	(1,851)
Loss on extinguishment of debt	—	—	—	—	—
Total other expenses (income)	(170,810)	220,437	3,919	(518)	53,028
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	164,280	(372,226)	128,255	1,633	(78,058)
Equity interests income (loss)	(113,199)	182,694	46,719	(71,983)	44,231
INCOME (LOSS) BEFORE INCOME TAXES	51,081	(189,532)	174,974	(70,350)	(33,827)
Income tax provision (benefit)	872	(76,333)	65,526	(66,592)	(76,527)
NET INCOME (LOSS)	50,209	(113,199)	109,448	(3,758)	42,700
Less: Net loss attributable to noncontrolling interests	—	—	—	7,509	7,509
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$50,209	$(113,199)	$109,448	$3,751	$50,209

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	50,209	(113,199)	109,448	(3,758)	42,700
Foreign currency translation adjustments, net of tax	(3,056)	(4,334)	(6,457)	10,791	(3,056)
Net unrealized loss on available-for-sale securities, net of tax benefit of ($403)	(37,643)	—	(37,643)	37,643	(37,643)
Net unrealized gain on foreign exchange contracts, net of tax	(193)	—	(193)	193	(193)
COMPREHENSIVE INCOME (LOSS)	9,317	(117,533)	65,155	44,869	1,808
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	7,509	7,509
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$9,317	$(117,533)	$65,155	$52,378	$9,317

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(49,146)	$7,730	$22,410	$—	$(19,006)
INVESTING ACTIVITIES:
Investment in equity method investees	—	(7,863)	(8,126)	—	(15,989)
Purchase of Pilgrim Studios, net of cash acquired of $15,816	—	—	(126,892)	—	(126,892)
Purchases of other investments	—	(750)	—	—	(750)
Purchases of property and equipment	—	(18,311)	(122)	—	(18,433)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(26,924)	(135,140)	—	(162,064)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	605,500	—	—	—	605,500
Senior revolving credit facility - repayments	(444,500)	—	—	—	(444,500)
Term Loan - borrowings, net of deferred financing costs of $964	24,036	—	—	—	24,036
Convertible senior subordinated notes - repurchases	—	(5)	—	—	(5)
Production loans - borrowings	—	—	572,572	—	572,572
Production loans - repayments	—	—	(483,145)	—	(483,145)
Repurchase of common shares	(73,180)	—	—	—	(73,180)
Dividends paid	(47,447)	—	—	—	(47,447)
Exercise of stock options	6,097	—	—	—	6,097
Tax withholding required on equity awards	(24,205)	—	—	—	(24,205)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	46,301	(5)	89,427	—	135,723
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,845)	(19,199)	(23,303)	—	(45,347)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	392	—	392
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,499	47,290	51,908	—	102,697
CASH AND CASH EQUIVALENTS — END OF PERIOD	$654	$28,091	$28,997	$—	$57,742

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$3,499	$47,290	$51,908	$—	$102,697
Restricted cash	—	2,508	—	—	2,508
Accounts receivable, net	617	7,933	883,330	—	891,880
Investment in films and television programs, net	—	6,402	1,375,427	—	1,381,829
Property and equipment, net	—	24,938	1,713	—	26,651
Investments	40,072	9,229	388,997	—	438,298
Goodwill	10,172	—	313,156	—	323,328
Other assets	8,109	61,409	11,180	(5,914)	74,784
Deferred tax assets	10,524	32,252	7,338	—	50,114
Subsidiary investments and advances	1,385,522	1,378,571	2,571,801	(5,335,894)	—
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089
Liabilities and Shareholders’ Equity (Deficiency)
Senior revolving credit facility	$—	$—	$—	$—	$—
5.25% Senior Notes	225,000	—	—	—	225,000
Term Loan	375,000	—	—	—	375,000
Accounts payable and accrued liabilities	16,228	86,472	229,773	—	332,473
Participations and residuals	—	3,417	468,244	—	471,661
Film obligations and production loans	—	—	656,755	—	656,755
Convertible senior subordinated notes	—	114,126	—	—	114,126
Deferred revenue	—	7,722	267,065	—	274,787
Intercompany payable	—	1,530,299	2,547,928	(4,078,227)	—
Redeemable noncontrolling interests	—	—	—	—	—
Shareholders’ equity (deficiency)	842,287	(171,504)	1,435,085	(1,263,581)	842,287
	$1,458,515	$1,570,532	$5,604,850	$(5,341,808)	$3,292,089

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$29,631	$2,370,730	$(721)	$2,399,640
EXPENSES:
Direct operating	—	6,909	1,308,866	—	1,315,775
Distribution and marketing	—	1,243	590,248	—	591,491
General and administration	11,325	159,908	92,754	(480)	263,507
Depreciation and amortization	—	4,048	2,538	—	6,586
Total expenses	11,325	172,108	1,994,406	(480)	2,177,359
OPERATING INCOME (LOSS)	(11,325)	(142,477)	376,324	(241)	222,281
Other expenses (income):
Interest expense	33,830	188,789	134,054	(304,197)	52,476
Interest and other income	(172,520)	(2,881)	(131,112)	303,723	(2,790)
Loss on extinguishment of debt	6,739	4,925	—	—	11,664
Total other expenses (income)	(131,951)	190,833	2,942	(474)	61,350
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	120,626	(333,310)	373,382	233	160,931
Equity interests income (loss)	59,327	402,959	52,988	(462,797)	52,477
INCOME (LOSS) BEFORE INCOME TAXES	179,953	69,649	426,370	(462,564)	213,408
Income tax provision	(1,828)	10,322	63,447	(40,314)	31,627
NET INCOME (LOSS)	181,781	59,327	362,923	(422,250)	181,781
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$181,781	$59,327	$362,923	$(422,250)	$181,781

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	181,781	59,327	362,923	(422,250)	181,781
Foreign currency translation adjustments, net of tax	(844)	(3,554)	(1,902)	(91)	(6,391)
Net unrealized gain on available-for-sale securities, net of tax charge of $404	—	—	2,705	—	2,705
Net unrealized gain (loss) on foreign exchange contracts, net of tax	—	—	2,842	—	2,842
COMPREHENSIVE INCOME (LOSS)	180,937	55,773	366,568	(422,341)	180,937
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$180,937	$55,773	$366,568	$(422,341)	$180,937

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$6,748	$26,113	$2,606,551	$(9,158)	$2,630,254
EXPENSES:
Direct operating	(254)	(3,331)	1,372,199	767	1,369,381
Distribution and marketing	2	3,058	736,401	—	739,461
General and administration	9,968	163,110	82,309	(462)	254,925
Depreciation and amortization	—	2,218	4,321	—	6,539
Total expenses	9,716	165,055	2,195,230	305	2,370,306
OPERATING INCOME (LOSS)	(2,968)	(138,942)	411,321	(9,463)	259,948
Other expenses (income):
Interest expense	18,718	111,956	43,349	(107,853)	66,170
Interest and other income	(69,552)	(3,945)	(40,027)	107,494	(6,030)
Loss on extinguishment of debt	2,600	36,972	—	—	39,572
Total other expenses (income)	(48,234)	144,983	3,322	(359)	99,712
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	45,266	(283,925)	407,999	(9,104)	160,236
Equity interests income (loss)	98,244	403,443	29,467	(506,430)	24,724
INCOME (LOSS) BEFORE INCOME TAXES	143,510	119,518	437,466	(515,534)	184,960
Income tax provision	(8,527)	21,274	78,086	(57,910)	32,923
NET INCOME (LOSS)	152,037	98,244	359,380	(457,624)	152,037
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$152,037	$98,244	$359,380	$(457,624)	$152,037

	Year Ended
	March 31, 2014
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	152,037	98,244	359,380	(457,624)	152,037
Foreign currency translation adjustments, net of tax	5,102	1,665	26,348	(28,821)	4,294
Net unrealized gain on foreign exchange contracts, net of tax	—	(661)	1,469	—	808
COMPREHENSIVE INCOME (LOSS)	157,139	99,248	387,197	(486,445)	157,139
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$157,139	$99,248	$387,197	$(486,445)	$157,139

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Related Party Transactions

MHR Affiliates

As per the terms of that certain registration rights agreement dated as of October 22, 2009 by and among the Company and certain investment funds of Mark Rachesky (collectively, the “MHR Affiliates”), as amended on February 3, 2016, the Company has reimbursed the MHR Affiliates for certain costs related to the registration and offering of the Company’s common shares offered by the MHR Affiliates on Form S-3 dated April 7, 2015. Such costs, amounting to approximately $1.0 million, are included in general and administration expense in the consolidated statement of income for the year ended March 31, 2015. The registration and offering was disclosed by the Company on a Current Report on Form 8-K dated April 7, 2015.

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 common shares, no par value per share, of the Company (“common shares”) from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, are included in general and administration expense in the consolidated statement of income for the year ended March 31, 2016. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 20.5% of the Company’s outstanding common stock as of May 23, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

Atom Tickets

During the year ended March 31, 2015, the Company made initial investments of approximately $4.3 million in MovieFriends, LLC ("Atom Tickets"), a theatrical movie discovery service. During the year ended March 31, 2016, the Company participated in an equity offering of Atom Tickets and subscribed for an additional $7.9 million. The Company owns an interest of approximately 19.5% in Atom Tickets. Gordon Crawford, a director of the Company, is an investor in Atom Tickets. Additionally, Phyllis Yaffe, a director of the Company, was appointed to its board of directors as a result of the Company's investment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of income is as follows (see Note 2 and Note 5):

	March 31,
	2016	2015
	(Amounts in thousands)
Consolidated Balance Sheets
Accounts receivable(1)	$14,573	$27,218

Accounts payable and accrued liabilities(2)	$4,000	$—
Participations and residuals(3)	11,716	9,929
Deferred revenue(4)	63,442	18,123
Total due to related parties	$79,158	$28,052

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Consolidated Statements of Income
Revenues(1)	$47,682	$59,819	$51,919
Direct operating expense(3)	$12,309	$13,904	$32,700
Distribution and marketing expenses(5)	$1,210	$827	$2,132
__________________________________
(1)Represents primarily revenues and accounts receivable from EPIX and Pop from the licensing of films and television programs. Also includes revenues from FEARnet for fiscal 2014.
(2)Represents accrued capital contributions to Pop.
(3)Represents participation expense and participations payable associated with the distribution of certain theatrical titles for Roadside Attractions and Pantelion Films.
(4)Represents deferred revenue from licensing arrangements discussed in footnote 1 above for EPIX.
(5)Represents distribution fees incurred related to Roadside Attractions in connection with the theatrical release of certain films.