Form 10-Q
period 2016-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2016-08-04
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2016
Common Shares, no par value per share	147,655,494 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2016, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, technological changes and other trends affecting the entertainment industry, uncertainties related to the Company's proposed acquisition of Starz, including the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management's attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction, and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 25, 2016, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$69,897	$57,742
Restricted cash	10,801	2,906
Accounts receivable, net of reserves for returns and allowances of $42,218 (March 31, 2016 - $51,809) and provision for doubtful accounts of $5,939 (March 31, 2016 - $6,014)	899,721	1,049,289
Investment in films and television programs, net	1,429,279	1,478,296
Property and equipment, net	42,815	43,384
Investments	493,139	464,346
Goodwill	534,780	534,780
Other assets	67,965	69,075
Deferred tax assets	166,863	134,421
Total assets	$3,715,260	$3,834,239
LIABILITIES
Senior revolving credit facility	$220,970	$156,136
5.25% Senior Notes	221,240	220,796
Term Loan	388,701	388,207
Accounts payable and accrued liabilities	288,806	377,698
Participations and residuals	650,698	607,358
Film obligations and production loans	560,877	715,018
Convertible senior subordinated notes	100,555	99,984
Deferred revenue	321,566	328,244
Total liabilities	2,753,413	2,893,441
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	91,776	90,525
SHAREHOLDERS' EQUITY
Common shares, no par value, 500,000,000 shares authorized, 147,638,816 shares issued (March 31, 2016 - 146,785,940 shares)	903,207	885,800
Retained earnings	—	7,584
Accumulated other comprehensive loss	(33,136)	(43,111)
Total shareholders' equity	870,071	850,273
Total liabilities and shareholders' equity	$3,715,260	$3,834,239
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands, except per share amounts)
Revenues	$553,575	$408,941
Expenses:
Direct operating	366,276	230,310
Distribution and marketing	125,039	71,924
General and administration	78,667	60,712
Depreciation and amortization	5,616	1,830
Total expenses	575,598	364,776
Operating income (loss)	(22,023)	44,165
Other expenses (income):
Interest expense
Cash interest	12,892	10,371
Amortization of debt discount and deferred financing costs	2,342	2,254
Total interest expense	15,234	12,625
Interest and other income	(949)	(600)
Total other expenses, net	14,285	12,025
Income (loss) before equity interests and income taxes	(36,308)	32,140
Equity interests income	10,846	11,388
Income (loss) before income taxes	(25,462)	43,528
Income tax provision (benefit)	(26,302)	2,844
Net income	840	40,684
Less: Net loss attributable to noncontrolling interest	414	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$1,254	$40,684

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.01	$0.28
Diluted net income per common share	$0.01	$0.26

Weighted average number of common shares outstanding:
Basic	147,215	147,619
Diluted	149,611	157,498

Dividends declared per common share	$0.09	$0.07
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Net income	$840	$40,684
Foreign currency translation adjustments, net of tax	(4,326)	3,490
Net unrealized gain on available-for-sale securities, net of tax	16,904	42,234
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(2,603)	7
Comprehensive income	10,815	86,415
Less: Comprehensive loss attributable to noncontrolling interest	414	—
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$11,229	$86,415
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2016	146,785,940	$885,800	$7,584	$(43,111)	$850,273
Exercise of stock options	27,163	423	—	—	423
Share-based compensation, net of withholding tax obligations of $13,230	814,798	23,769	—	—	23,769
Issuance of common shares to directors for services	10,915	236	—	—	236
Dividends declared	—	(7,021)	(6,264)	—	(13,285)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	1,254	—	1,254
Foreign currency translation adjustments, net of tax	—	—	—	(4,326)	(4,326)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	16,904	16,904
Net unrealized loss on foreign exchange contracts, net of tax	—	—	—	(2,603)	(2,603)
Noncontrolling interest adjustments to redemption value	—	—	(2,574)	—	(2,574)
Balance at June 30, 2016	147,638,816	$903,207	$—	$(33,136)	$870,071

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Operating Activities:
Net income	$840	$40,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,616	1,830
Amortization of films and television programs	292,394	160,419
Amortization of debt discount and deferred financing costs	2,342	2,254
Non-cash share-based compensation	21,731	16,591
Other non-cash items	1,250	—
Equity interests income	(10,846)	(11,388)
Deferred income taxes	(30,720)	791
Changes in operating assets and liabilities:
Restricted cash	(7,895)	—
Accounts receivable, net	145,962	134,173
Investment in films and television programs	(250,011)	(315,861)
Other assets	702	(2,514)
Accounts payable and accrued liabilities	(70,861)	(95,336)
Participations and residuals	43,590	29,916
Film obligations	5,518	(9,218)
Deferred revenue	(6,523)	16,776
Net Cash Flows Provided By (Used In) Operating Activities	143,089	(30,883)
Investing Activities:
Investment in equity method investees	(4,172)	(800)
Purchases of property and equipment	(2,906)	(3,248)
Net Cash Flows Used In Investing Activities	(7,078)	(4,048)
Financing Activities:
Senior revolving credit facility - borrowings	185,000	—
Senior revolving credit facility - repayments	(121,000)	—
Term Loan - borrowings, net of deferred financing costs of $616 in 2015	—	24,384
Convertible senior subordinated notes - repurchases	—	(5)
Production loans - borrowings	63,263	203,087
Production loans - repayments	(222,730)	(74,276)
Dividends paid	(13,210)	(10,187)
Distributions from noncontrolling interest	(2,159)	—
Excess tax benefits on equity-based compensation awards	—	45
Exercise of stock options	423	3,118
Tax withholding required on equity awards	(13,752)	(16,082)
Net Cash Flows Provided By (Used In) Financing Activities	(124,165)	130,084
Net Change In Cash And Cash Equivalents	11,846	95,153
Foreign Exchange Effects on Cash	309	(1,300)
Cash and Cash Equivalents - Beginning Of Period	57,742	102,697
Cash and Cash Equivalents - End Of Period	$69,897	$196,550

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
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
Presentation of Debt Issuance Costs: In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The guidance is effective for the Company's fiscal year beginning April 1, 2016, and must be applied on a retrospective basis to all prior periods presented in the financial statements. The Company adopted the new guidance effective April 1, 2016, which resulted in the reclassification of approximately $19.4 million and $21.3 million, respectively, of debt issuance costs from other assets to their respective debt liabilities in the unaudited condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016.

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

Accounting for Leases: In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Employee Share-Based Payment Accounting: In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. One aspect of the guidance, which will become effective on a prospective basis, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. This part of the guidance will be applied using a modified retrospective transition method and will result in the Company recording a cumulative-effect adjustment in retained earnings for excess tax benefits not previously recognized. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance also increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. Finally, the guidance provides for an election to account for forfeitures of share-based payments either by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as is required under the current guidance). The guidance is effective for the Company's fiscal year beginning April 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$565,259	$584,419
Acquired libraries, net of accumulated amortization	3,054	3,612
Completed and not released	48,828	33,806
In progress	395,508	421,687
In development	34,329	28,148
Product inventory	21,035	20,693
	1,068,013	1,092,365
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	194,710	189,246
In progress	161,193	191,161
In development	5,363	5,524
	361,266	385,931
	$1,429,279	$1,478,296
The Company expects approximately 49% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending June 30, 2017. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending June 30, 2019.
During the three months ended June 30, 2016 and 2015, the Company performed fair value measurements related to certain films. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three months ended June 30, 2016 and 2015, the Company recorded $1.9 million and $0.6 million, respectively, of fair value film write-downs.

3. Investments
The carrying amounts of investments, by category, at June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Equity method investments	$309,066	$297,546
Available-for-sale securities	140,882	123,978
Cost method investments	43,191	42,822
	$493,139	$464,346

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016
Equity Method Investee	Ownership Percentage	June 30, 2016	March 31, 2016
		(Amounts in thousands)
EPIX	31.2%	$182,794	$171,837
Pop	50.0%	99,035	98,719
Other	Various	27,237	26,990
		$309,066	$297,546
Equity interests in equity method investments for the three months ended June 30, 2016 and 2015 were as follows (income (loss)):

	Three Months Ended
	June 30,
Equity Method Investee	2016	2015
	(Amounts in thousands)
EPIX	$10,957	$13,072
Pop	314	(367)
Other	(425)	(1,317)
	$10,846	$11,388
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million. No distributions were received during the three months ended June 30, 2016 or 2015.
EPIX Financial Information:
The following table presents summarized balance sheet data as of June 30, 2016 and March 31, 2016 for EPIX:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Current assets	$405,707	$355,735
Non-current assets	$362,095	$360,441
Current liabilities	$98,423	$90,837
Non-current liabilities	$25,015	$23,948
The following table presents the summarized statements of income for the three months ended June 30, 2016 and 2015 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Revenues	$98,295	$111,351
Expenses:
Operating expenses	49,151	62,937
Selling, general and administrative expenses	6,162	5,789
Operating income	42,982	42,625
Interest and other income (expense)	17	(509)
Net income	$42,999	$42,116
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$42,999	$42,116
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	13,394	13,119
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(3,707)	(2,795)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1,270	2,748
Total equity interest income recorded	$10,957	$13,072
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the three months ended June 30, 2016, the Company made no contributions to Pop (2015 - $0.8 million).
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
Pop Financial Information:
The following table presents summarized balance sheet data as of June 30, 2016 and March 31, 2016 for Pop:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Current assets	$46,738	$38,278
Non-current assets	$188,316	$192,461
Current liabilities	$27,150	$29,090
Non-current liabilities	$5,547	$8,198
Redeemable preferred stock	$490,482	$466,501

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the three months ended June 30, 2016 and 2015 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Revenues	$24,890	$20,554
Expenses:
Cost of services	11,504	9,365
Selling, marketing, and general and administration	10,353	9,892
Depreciation and amortization	1,963	1,944
Operating income (loss)	1,070	(647)
Interest expense, net	164	111
Accretion of redeemable preferred stock units(1)	15,981	13,638
Total interest expense, net	16,145	13,749
Net loss	$(15,075)	$(14,396)
Reconciliation of net loss reported by Pop to equity interest income (loss):
Net loss reported by Pop	$(15,075)	$(14,396)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(7,538)	(7,198)
Accretion of dividend and interest income on redeemable preferred stock units(1)	7,990	6,819
Elimination of the Company's share of profits on licensing sales to Pop	(186)	(133)
Realization of the Company’s share of profits on licensing sales to Pop	48	145
Total equity interest income (loss) recorded	$314	$(367)
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

Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital, a multi-platform digital media company with a strong presence in the youth market, to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 13.8%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
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
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. During the year ended March 31, 2016, the Company agreed to participate in an equity offering of Atom Tickets and subscribed for an additional $7.9 million. The Company owns an interest of approximately 19.3% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.

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

Available-for-Sale Securities:

The cost basis, unrealized losses and fair market value of available-for-sale securities are set forth below:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized loss	(18,034)	(34,938)
Fair value	$140,882	$123,978

Starz. At June 30, 2016 and March 31, 2016, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange"). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company.

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

As of June 30, 2016, the Company's investment in Starz was in an unrealized loss position, however due to the fluctuation of the security's market price in an active market and the short-term duration of the unrealized loss, the Company has the intent and ability to hold the securities until the fair value recovers. As of August 3, 2016, the fair value of the Company's minority interest in Starz was $140.2 million, compared to the Company's original cost basis of $158.9 million.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Prepaid expenses and other	$57,082	$57,725
Finite-lived intangible assets	10,883	11,350
	$67,965	$69,075
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of noncompete agreements, trademarks and trade names, and sales agency relationships. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of June 30, 2016 and March 31, 2016:

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Noncompete agreements	$9,500	$755	$8,745	$9,500	$449	$9,051
Trademarks and trade names	8,600	6,574	2,026	8,600	6,451	2,149
Sales agency relationships	6,200	6,088	112	6,200	6,050	150
	$24,300	$13,417	$10,883	$24,300	$12,950	$11,350

Amortization expense associated with the Company's intangible assets for the three months ended June 30, 2016 and 2015 was approximately $0.5 million and $0.2 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2017 through 2021 is estimated to be approximately $1.4 million, $1.4 million, $1.4 million, $1.4 million, and $1.4 million, respectively.

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of June 30, 2016 and March 31, 2016, and are reflected net of unamortized debt issuance costs and unamortized discount if applicable:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Senior revolving credit facility, net of debt issuance costs of $4,030 (March 31, 2016 - $4,864)	$220,970	$156,136
5.25% Senior Notes, net of debt issuance costs of $3,760 (March 31, 2016 - $4,204)	221,240	220,796
Term Loan Due 2022, net of debt issuance costs of $11,299 (March 31, 2016 - $11,793)	388,701	388,207
Convertible senior subordinated notes, net of debt issuance costs and unamortized discount of $1,295 (March 31, 2016 - $1,866)	100,555	99,984
	$931,466	$865,123

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of corporate debt as of June 30, 2016:

	Conversion Price Per Share at June 30, 2016	Maturity Date	Year Ended March 31,
Debt Type			2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$225,000	$—	$—	$—	$—	$225,000
5.25% Senior Notes	N/A	August 2018	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.21	January 2017	41,850	—	—	—	—	—	41,850
April 2013 1.25% Notes	$29.19	April 2018	—	—	60,000	—	—	—	60,000
			$41,850	$225,000	$285,000	$—	$—	$400,000	951,850
Less aggregate unamortized discount & debt issuance costs									(20,384)
									$931,466

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800.0 million, and at June 30, 2016 there was $575.0 million available (March 31, 2016 — $639.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at June 30, 2016 (March 31, 2016 — none).
Maturity Date. September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5%, as designated by the Company. As of June 30, 2016, borrowings under the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 2.97% and 2.94% on borrowings outstanding as of June 30, 2016 and March 31, 2016, respectively).
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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of June 30, 2016, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2016, the Company was in compliance with all applicable covenants.

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

Maturity Date. The Term Loan Due 2022 matures on March 17, 2022.

Optional Prepayment. The Company may voluntarily prepay the Term Loan Due 2022 at any time, provided that if prepaid (i) on or before March 17, 2017, the Company shall pay to lenders a prepayment premium of 2.0% on the principal amount prepaid; (ii) after March 17, 2017 and on or before March 17, 2018, the Company shall pay to lenders a prepayment premium of 1.0% on the principal amount prepaid; and (iii) on or after March 17, 2018, no prepayment premium shall be payable.

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of June 30, 2016, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at June 30, 2016 and March 31, 2016:

	Maturity Date	Conversion Price Per Share at June 30, 2016	June 30, 2016			March 31, 2016
Convertible Senior Subordinated Notes			Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount
			(Amounts in thousands)
January 2012 4.00% Notes	January 11, 2017	$10.21	$41,850	$(1,272)	$40,578	$41,850	$(1,840)	$40,010
April 2013 1.25% Notes	April 15, 2018	$29.19	60,000	(23)	59,977	60,000	(26)	59,974
			$101,850	$(1,295)	$100,555	$101,850	$(1,866)	$99,984

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

Conversion Features: The convertible senior subordinated notes are convertible, at any time, into the number of common shares of the Company determined by the principal amount being converted divided by the conversion price, subject to adjustment in certain circumstances, including upon the issuance of dividends.

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

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the three months ended June 30, 2015 (none in the three months ended June 30, 2016):

Three Months Ended
June 30,
2015
(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162
Common shares issued upon conversion	1,983,058
Weighted average conversion price per share	$8.15

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$607	$549
Amortization of discount on liability component and debt issuance costs	568	517
	$1,175	$1,066

6. Participations and Residuals
The Company expects approximately 73% of accrued participations and residuals will be paid during the one-year period ending June 30, 2017.

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheet and amounted to $87.3 million at June 30, 2016 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

7. Film Obligations and Production Loans

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Film obligations	$30,217	$24,989
Production loans, net of debt issuance costs of $244 (March 31, 2016 - $342)	530,660	690,029
Total film obligations and production loans	$560,877	$715,018

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual repayment of film obligations and production loans as of June 30, 2016:

	Nine Months Ending
	March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in thousands)
Film obligations	$27,306	$2,000	$1,000	$—	$—	$—	$30,306
Production loans	433,296	97,608	—	—	—	—	530,904
	$460,602	$99,608	$1,000	$—	$—	$—	$561,210
Less imputed interest on film obligations and debt issuance costs on production loans							(333)
							$560,877
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.39% to 3.89%.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2016 and March 31, 2016:

	June 30, 2016			March 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 3):
Starz Series A common stock	$63,372	$—	$63,372	$55,768	$—	$55,768
Starz Series B common stock	—	77,510	77,510	—	68,210	68,210

Forward exchange contracts (see Note 18)	—	8,996	8,996	—	9,417	9,417

Liabilities:
Forward exchange contracts (see Note 18)	—	(1,011)	(1,011)	—	(748)	(748)
	$63,372	$85,495	$148,867	$55,768	$76,879	$132,647

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2016 and March 31, 2016:

	June 30, 2016		March 31, 2016
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$99,035	$114,500	$98,719	$114,500

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
January 2012 4.00% Notes	40,578	42,255	40,010	41,477
April 2013 1.25% Notes	59,977	55,282	59,974	54,188
Production loans	530,660	530,904	690,029	690,371
5.25% Senior Notes	221,240	232,313	220,796	229,500
Term Loan	388,701	398,000	388,207	400,500
	$1,241,156	$1,258,754	$1,399,016	$1,416,036

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Mergers and Acquisitions

Starz Transaction. On June 30, 2016, Lionsgate and Starz entered into an Agreement and Plan of Merger (the "Merger Agreement") under which Lionsgate will acquire Starz for a combination of cash and common stock totaling approximately $4.4 billion enterprise value (the "Starz Transaction"). Under the terms of the Merger Agreement, immediately prior to consummation of the proposed merger, Lionsgate will effect the reclassification of its capital stock, pursuant to which each existing Lionsgate common share will be converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the Merger Agreement. Following the reclassification, in the proposed merger, (a) each share of Starz Series A common stock will be converted into the right to receive $18.00 in cash and 0.6784 of a share of Lionsgate Class B non-voting shares, and (b) each share of Starz Series B common stock will be converted into the right to receive $7.26 in cash, 0.6321 of a share of Lionsgate Class B non-voting shares and 0.6321 of a share of Lionsgate Class A voting shares, in each case, subject to the terms and conditions of the Merger Agreement. The total enterprise value of Starz based on the estimated value of purchase price consideration is approximately $4.4 billion, including cash, equity and Starz debt to be assumed. The Merger Agreement has been approved by the boards of directors of Lionsgate and Starz and will be submitted to their respective shareholders for approval as well as to regulatory authorities.
Lionsgate has commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility. The proceeds of the committed financing will be used, among other things, to (i) finance the payment of the cash purchase consideration of the merger, (ii) repay all amounts outstanding under Starz's credit facility and senior notes, (iii) repay all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes, and (iv) pay fees and expenses related to the foregoing, and (v) in the case of the revolving credit facility, for working capital and other general corporate purposes after the closing of the proposed merger.
In connection with the Merger Agreement, on June 30, 2016, Lions Gate entered into a Stock Exchange Agreement (the "Exchange Agreement") with Orion Arm Acquisition Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Lions Gate Entertainment Corp. ("Merger Sub") and certain stockholders of Starz (the "Exchange Stockholders"), pursuant to which, if the Merger Agreement is terminated (1) by Lionsgate because Starz' board of directors changes its recommendation in favor of the transactions (2) by Starz in order to enter into a superior transaction or (3) by either party because Starz' stockholders fail to approve the transactions, then the Exchange Stockholders will sell to Merger Sub all shares of Starz Series B Common Stock held by the Exchange Stockholders (the "Starz Exchange Shares"), which as of June 30, 2016 constituted approximately 69.9% of the total voting power of the issued and outstanding shares of Starz Series B Common Stock, in exchange for per share consideration of $7.26 in cash and 1.2646 newly issued shares of Lionsgate Common Stock (the "Lions Gate Exchange Shares"). At the election of Dr. John C. Malone, or if Lionsgate should fail to receive the required stockholder approval to issue the Lions Gate Exchange Shares, the Exchange Stockholders will instead receive per share consideration of $36.30 in cash for each Starz Exchange Share. Lions Gate plans to seek such required stockholder approval at the same meeting where it will seek the required approvals pursuant to the Merger Agreement.

The Merger Agreement contains certain termination rights for Lions Gate and Starz. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may generally extend to March 31, 2017 if the only closing condition that has not been met is the condition related to the receipt of regulatory approvals); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s board of directors changes its recommendation in favor of the transactions; (6) if the other party materially breaches its non-solicitation covenant; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Merger Agreement can also be terminated by Starz (x) in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement) or (y) if Lions Gate fails to consummate the Merger when otherwise required because of a failure to receive its debt financing.

Subject to the terms and conditions of the Merger Agreement, Starz will pay Lions Gate a termination fee of $150 million if (1) Starz terminates the Merger Agreement in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement), (2) Lions Gate terminates the Merger Agreement because Starz’ board of directors changes its recommendation in favor of the transactions, (3) Lions Gate terminates the Merger Agreement because Starz materially breaches its non-solicitation covenant or (4) (a) an alternative transaction proposal is made to Starz, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (at

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such time as Starz’ stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Lions Gate), (ii) by either party because Starz’ stockholders fail to approve the transactions or (iii) by Lions Gate because Starz has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Starz enters into or consummates an alternative transaction.

Subject to the terms and conditions of the Merger Agreement, Lions Gate will pay Starz (1) a termination fee of $150 million if either party terminates the Merger Agreement because Lions Gate’s stockholders fail to approve the transactions, (2) a termination fee of $175 million if Starz terminates the Merger Agreement because Lions Gate’s board of directors changes its recommendation in favor of the transactions or because Lions Gate materially breaches its non-solicitation covenant, (3) a termination fee of $250 million if Starz terminates the Merger Agreement because Lions Gate fails to consummate the Merger when it would otherwise be required because of a failure to receive the debt financing and (4) a termination fee of $175 million if (a) an alternative transaction proposal is made to Lions Gate, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (at such time as Lions Gate’s stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Starz), (ii) by either party because Lions Gate’s stockholders fail to approve the transactions or (iii) by Starz because Lions Gate has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Lions Gate enters into or consummates an alternative transaction.
A description of the Merger Agreement and other transactional documents was disclosed by the Company on a Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 1, 2016. On August 1, 2016, the Company filed a Form S-4 Registration Statement with the SEC, which includes detailed information regarding the merger.
Acquisition of Pilgrim Studios. On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Studios"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $201.7 million.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary allocation of the total purchase consideration:	(Amounts in thousands)
Cash and cash equivalents	$15,816
Accounts receivable, net	15,248
Investment in films and television programs, net	63,387
Other assets acquired	7,019
Finite-lived intangible assets:
Noncompete agreements	9,500
Trade name	2,000
Other liabilities assumed	(32,638)
Fair value of net assets acquired	80,332
Goodwill	211,452
Redeemable noncontrolling interest (Note 10)	(90,128)
$201,656

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

The following unaudited pro forma condensed consolidated statement of income information presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Studios as described above occurred on April 1, 2015. The information below is based on a preliminary estimate of the purchase price allocation to the assets and liabilities acquired. The statements of income information below includes the statement of income of Pilgrim Studios for the three months ended March 31, 2015 combined with the Company's statement of income for the three months ended June 30, 2015.

Three Months Ended
June 30,
2015
(Amounts in thousands, except per share amounts)
Revenues	$448,265
Net income attributable to Lions Gate Entertainment Corp. shareholders	$40,064
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.27
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.26
The unaudited pro forma condensed consolidated statement of income information does not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $7.7 million attributable to the noncontrolling shareholder expensed in connection with the transaction, as well as $3.4 million of acquisition-related costs that were expensed in general and administrative expenses during the year ended March 31, 2016.
There were no changes in the carrying amount of goodwill by reporting segment in the three months ended June 30, 2016.

10. Redeemable Noncontrolling Interest

In connection with the acquisition of a controlling interest in Pilgrim Studios on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Studios. The noncontrolling

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Studios, at fair value, subject to a cap, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's unaudited condensed consolidated balance sheets.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

Three Months Ended
June 30,
2016
(Amounts in thousands)
Beginning balance	$90,525
Net loss of Pilgrim Studios attributable to noncontrolling interest	(414)
Noncontrolling interest discount accretion	1,250
Adjustments to redemption value	2,574
Cash distributions	(2,159)
Ending balance	$91,776

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$1,254	$40,684
Denominator:
Weighted average common shares outstanding	147,215	147,619
Basic net income per common share	$0.01	$0.28

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights and restricted share units ("RSUs") using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$1,254	$40,684
Add:
Interest on convertible notes, net of tax	—	676
Numerator for diluted net income per common share	$1,254	$41,360

Denominator:
Weighted average common shares outstanding	147,215	147,619
Effect of dilutive securities:
Conversion of notes	—	6,325
Share purchase options	2,293	3,130
Restricted share units	103	424
Adjusted weighted average common shares outstanding	149,611	157,498
Diluted net income per common share	$0.01	$0.26

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2016 and 2015, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Anti-dilutive shares issuable
Conversion of notes	6,154	—
Share purchase options	9,370	3,945
Restricted share units	884	67
Contingently issuable shares	1,245	397
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	17,653	4,409

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at June 30, 2016 and March 31, 2016. The table below outlines common shares reserved for future issuance:

	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Stock options outstanding, average exercise price $24.66 (March 31, 2016 - $24.55)	15,749	15,332
Restricted share units — unvested	1,410	1,647
Share purchase options and restricted share units available for future issuance	1,374	2,093
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.21 per share (March 31, 2016 - $10.26)	4,099	4,079
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2016 - $29.32)	2,055	2,046
Shares reserved for future issuance	24,687	25,197

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2016, and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Compensation Expense:
Stock Options	$7,725	$9,234
Restricted Share Units and Other Share-based Compensation	14,455	7,357
Share Appreciation Rights	—	288
	22,180	16,879
Tax impact(1)	(8,096)	(6,190)
Reduction in net income	$14,084	$10,689
___________________

(1)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

The following table sets forth the stock option, equity-settled share appreciation rights, and restricted share unit activity during the three months ended June 30, 2016:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2016	16,093,896	$23.83	1,647,432	$31.74
Granted	750,973	$29.24	1,270,333	$21.03
Options exercised or RSUs vested	(27,163)	$15.58	(1,432,095)	$23.05
Forfeited or expired	(306,243)	$30.90	(75,675)	$32.57
Outstanding at June 30, 2016	16,511,463	$23.96	1,409,995	$30.87
There were no excess tax benefits realized from tax deductions associated with option exercises and RSU activity for the three months ended June 30, 2016 (2015 - insignificant).
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at June 30, 2016 are $39.8 million and $28.0 million, respectively, and are expected to be recognized over a weighted average period of 1.2 and 1.6 years, respectively.

(c) Dividends

On June 17, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on August 5, 2016, to shareholders of record as of June 30, 2016. As of June 30, 2016, the Company had $13.3 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

(d) Shareholder Transactions

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 common shares, no par value per share, of the Company (“common shares”) from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, were included in general and administration expense in the consolidated statement of income for the year ended March 31, 2016. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 20.5% of the Company’s outstanding common stock as of July 22, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

13. Income Taxes
In the quarter ended June 30, 2016, the Company determined that a small change in its estimated pretax results for the year ending March 31, 2017 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $26.3 million for the three months ended June 30, 2016 based on the actual taxes attributable to its year-to-date earnings. This tax benefit is primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.
The income tax provision for the three months ended June 30, 2015 was calculated by estimating the Company's annual effective tax rate, and then applying the effective tax rate to income before income taxes for the period, along with any items that relate discretely to the period.
The Company's effective tax rate differs from the federal statutory rate, has changed from the prior period and could fluctuate significantly in the future, as the Company's effective tax rates are affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Government Assistance
Tax credits earned for film and television production activity for the three months ended June 30, 2016 and 2015 totaled $24.1 million and $17.8 million, respectively, and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at June 30, 2016 includes $267.0 million with respect to tax credits receivable (March 31, 2016 - $257.1 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

15. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of June 30, 2016: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Segment revenues
Motion Pictures	$362,479	$275,387
Television Production	191,096	133,554
	$553,575	$408,941
Gross segment contribution
Motion Pictures	$56,434	$79,632
Television Production	17,743	23,141
	$74,177	$102,773
Segment general and administration
Motion Pictures	$21,033	$18,202
Television Production	6,800	4,383
	$27,833	$22,585
Segment profit
Motion Pictures	$35,401	$61,430
Television Production	10,943	18,758
	$46,344	$80,188

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Gross segment contribution amounts for the three months ended June 30, 2015 reflect the reclassification of $3.9 million of backstopped P&A from Motion Pictures distribution and marketing expenses in order to be consistent with the current period presentation.
Segment profit is defined as gross segment contribution less segment general and administration expenses. The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Company’s total segment profit	$46,344	$80,188
Share-based compensation expense	(22,180)	(16,879)
Restructuring and other items(1)	(7,431)	—
Non-cash imputed interest charge(2)	(621)	—
Purchase accounting and related adjustments(3)	(5,554)	—
Start-up losses of new business initiatives(4)	(9,570)	—
Backstopped prints and advertising expense(5)	(144)	3,934
General and administrative expenses for corporate and shared services	(17,251)	(21,248)
Depreciation and amortization	(5,616)	(1,830)
Operating income (loss)	(22,023)	44,165
Interest expense	(15,234)	(12,625)
Interest and other income	949	600
Equity interests income	10,846	11,388
Income (loss) before income taxes	$(25,462)	$43,528
___________________

(1)
Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, included in general and administrative expense. Amounts in the three months ended June 30, 2016 primarily represent professional fees associated with the Starz Transaction (see Note 9).

(2)	Non-cash imputed interest charge represents a charge associated with the interest cost of long-term accounts receivable for Television Production licensed product that become due beyond one-year.

(3)
Purchase accounting and related adjustments represent the incremental amortization expense associated with the non-cash fair value adjustments on television assets of $4.3 million included in direct operating expense resulting from the application of purchase accounting and the charge of $1.3 million included in general and administrative expense related to the accretion of the noncontrolling interest discount (see Note 10).

(4)
Start-up losses of new business initiatives represent losses associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms, of which $2.7 million is included in the Company's consolidated general and administrative expense.

(5)
Backstopped P&A represents the amount of theatrical marketing expense for third party titles that the Company funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred and expensed net of the impact of expensing the P&A cost over the revenue streams similar to a participation expense (i.e., the P&A under these arrangements are being expensed similar to a participation cost for purposes of measuring segment profit).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media as broken down by segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Segment revenues:
Motion Pictures
Theatrical	$47,190	$23,112
Home Entertainment	143,500	115,426
Television	53,337	48,442
International	113,797	84,808
Other	4,655	3,599
Total Motion Pictures revenues	$362,479	$275,387
Television Production
Domestic Television	153,003	58,990
International	27,735	59,400
Home Entertainment	6,773	14,079
Other	3,585	1,085
Total Television Production revenues	$191,096	$133,554
Total revenues	$553,575	$408,941

The following table sets forth significant assets as broken down by segment and other unallocated assets as of June 30, 2016 and March 31, 2016:

	June 30, 2016			March 31, 2016
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$407,502	$492,219	$899,721	$557,532	$491,757	$1,049,289
Investment in films and television programs, net	1,068,013	361,266	1,429,279	1,092,365	385,931	1,478,296
Goodwill	294,367	240,413	534,780	294,367	240,413	534,780
	$1,769,882	$1,093,898	$2,863,780	$1,944,264	$1,118,101	$3,062,365
Other unallocated assets (primarily cash, other assets, and investments)			851,480			771,874
Total assets			$3,715,260			$3,834,239

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$159,370	$235,237
Television Production	90,641	80,624
	$250,011	$315,861

Purchases of property and equipment amounted to $2.9 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

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

Between July 19, 2016 and July 29, 2016, six putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware: Freedman v. Malone, et al., C.A. No. 12571-VCG; Oklahoma Police Pension & Retirement System v. Malone, et al., C.A. No. 12584- VCG; The Firemen’s Retirement System of St. Louis v. Malone, et al., C.A. No. 12596-VCG; City of Cambridge Retirement System v. Malone, et al., C.A. No. 12598-VCG; and Norfolk County Retirement System v. Malone, et al., C.A. No. 12599-VCG; and City of Providence v. Starz, et al., C.A. No. 12604. The complaints name as defendants the members of the board of directors of Starz, Dr. John C. Malone and Robert R. Bennett, as well as Lionsgate and Orion Arm Acquisition Inc., a wholly owned subsidiary of Lionsgate. Some of the complaints also name as defendants Starz, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett, Hilltop Investments, LLC (“Hilltop”), Dr. Rachesky and LionTree Advisors LLC (“LionTree”). The complaints allege, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the Merger Agreement, dated as of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2016 by and among Lionsgate, Starz and Merger Sub, pursuant to which Merger Sub will merge with and into Starz (the “Merger”); that Dr. Malone (and, in one action, Mr. Bennett) is a controlling stockholder who breached fiduciary duties owed to other Starz stockholders in connection with the Merger (and, in certain of the actions, by entering into that certain Exchange Agreement dated as of June 30, 2016); and that some or all of Starz, Lions Gate, Merger Sub, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett, Hilltop, and LionTree aided and abetted such breaches of fiduciary duty. Some or all of the complaints seek, among other relief, rescission of the proposed Merger, an injunction to prevent the Merger from proceeding, a judgment declaring the Exchange Agreement is invalid and void, damages, and/or attorneys’ fees. Defendants believe that the complaints are without merit and intends to defend the actions vigorously.
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

The following tables present condensed consolidating financial information as of June 30, 2016 and March 31, 2016, and for the three months ended June 30, 2016 and 2015 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,142	$28,469	$40,286	$—	$69,897
Restricted cash	—	10,801	—	—	10,801
Accounts receivable, net	458	2,499	896,764	—	899,721
Investment in films and television programs, net	—	6,407	1,422,872	—	1,429,279
Property and equipment, net	—	36,261	6,554	—	42,815
Investments	40,072	15,734	437,333	—	493,139
Goodwill	10,172	—	524,608	—	534,780
Other assets	2,198	39,855	31,173	(5,261)	67,965
Deferred tax assets	1,526	150,358	14,979	—	166,863
Subsidiary investments and advances	1,672,210	1,657,629	3,173,843	(6,503,682)	—
	$1,727,778	$1,948,013	$6,548,412	$(6,508,943)	$3,715,260
Liabilities and Shareholders' Equity (Deficiency)
Senior revolving credit facility	$220,970	$—	$—	$—	$220,970
5.25% Senior Notes	221,240	—	—	—	221,240
Term Loan	388,701	—	—	—	388,701
Accounts payable and accrued liabilities	26,796	67,910	194,100	—	288,806
Participations and residuals	—	3,556	647,142	—	650,698
Film obligations and production loans	—	—	560,877	—	560,877
Convertible senior subordinated notes	—	100,555	—	—	100,555
Deferred revenue	—	4,111	317,455	—	321,566
Intercompany payable	—	2,136,356	2,478,793	(4,615,149)	—
Redeemable noncontrolling interest	—	—	91,776	—	91,776
Total shareholders' equity (deficiency)	870,071	(364,475)	2,258,269	(1,893,794)	870,071
	$1,727,778	$1,948,013	$6,548,412	$(6,508,943)	$3,715,260

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$5,223	$548,352	$—	$553,575
EXPENSES:
Direct operating	6	974	365,296	—	366,276
Distribution and marketing	—	486	124,553	—	125,039
General and administration	432	46,337	32,010	(112)	78,667
Depreciation and amortization	—	3,601	2,015	—	5,616
Total expenses	438	51,398	523,874	(112)	575,598
OPERATING INCOME (LOSS)	(438)	(46,175)	24,478	112	(22,023)
Other expenses (income):
Interest expense	11,131	57,084	45,719	(98,700)	15,234
Interest and other income	(53,943)	73	(45,642)	98,563	(949)
Total other expenses (income)	(42,812)	57,157	77	(137)	14,285
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	42,374	(103,332)	24,401	249	(36,308)
Equity interests income (loss)	(40,588)	35,351	11,488	4,595	10,846
INCOME (LOSS) BEFORE INCOME TAXES	1,786	(67,981)	35,889	4,844	(25,462)
Income tax provision (benefit)	532	(27,393)	14,226	(13,667)	(26,302)
NET INCOME (LOSS)	1,254	(40,588)	21,663	18,511	840
Less: Net loss attributable to noncontrolling interest	—	—	—	414	414
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$1,254	$(40,588)	$21,663	$18,925	$1,254

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in thousands)
NET INCOME (LOSS)	$1,254	$(40,588)	$21,663	$18,511	$840
Foreign currency translation adjustments, net of tax	(4,326)	(7,019)	(10,973)	17,992	(4,326)
Net unrealized gain on available-for-sale securities, net of tax	16,904	—	16,904	(16,904)	16,904
Net unrealized gain on foreign exchange contracts, net of tax	(2,603)	—	(2,603)	2,603	(2,603)
COMPREHENSIVE INCOME (LOSS)	11,229	(47,607)	24,991	22,202	10,815
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	414	414
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$11,229	$(47,607)	$24,991	$22,616	$11,229

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(36,973)	$2,424	$177,638	$—	$143,089
INVESTING ACTIVITIES:
Investment in equity method investees	—	—	(4,172)	—	(4,172)
Purchases of property and equipment	—	(2,046)	(860)	—	(2,906)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2,046)	(5,032)	—	(7,078)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	185,000	—	—	—	185,000
Senior revolving credit facility - repayments	(121,000)	—	—	—	(121,000)
Production loans - borrowings	—	—	63,263	—	63,263
Production loans - repayments	—	—	(222,730)	—	(222,730)
Dividends paid	(13,210)	—	—	—	(13,210)
Distributions from noncontrolling interest	—	—	(2,159)	—	(2,159)
Exercise of stock options	423	—	—	—	423
Tax withholding required on equity awards	(13,752)	—	—	—	(13,752)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,461	—	(161,626)	—	(124,165)
NET CHANGE IN CASH AND CASH EQUIVALENTS	488	378	10,980	—	11,846
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	309	—	309
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	654	28,091	28,997	—	57,742
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,142	$28,469	$40,286	$—	$69,897

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$654	$28,091	$28,997	$—	$57,742
Restricted cash	—	2,906	—	—	2,906
Accounts receivable, net	676	1,579	1,047,034	—	1,049,289
Investment in films and television programs, net	—	6,407	1,471,889	—	1,478,296
Property and equipment, net	—	36,171	7,213	—	43,384
Investments	40,072	15,354	408,920	—	464,346
Goodwill	10,172	—	524,608	—	534,780
Other assets	314	42,143	32,015	(5,397)	69,075
Deferred tax assets	1,502	121,725	11,194	—	134,421
Subsidiary investments and advances	1,584,187	1,518,348	3,094,974	(6,197,509)	—
	$1,637,577	$1,772,724	$6,626,844	$(6,202,906)	$3,834,239
Liabilities and Shareholders' Equity (Deficiency)
Senior revolving credit facility	$156,136	$—	$—	$—	$156,136
5.25% Senior Notes	220,796	—	—	—	220,796
Term Loan	388,207	—	—	—	388,207
Accounts payable and accrued liabilities	22,165	89,903	265,630	—	377,698
Participations and residuals	—	3,663	603,695	—	607,358
Film obligations and production loans	—	—	715,018	—	715,018
Convertible senior subordinated notes	—	99,984	—	—	99,984
Deferred revenue	—	4,833	323,411	—	328,244
Intercompany payable	—	1,906,899	2,415,792	(4,322,691)	—
Redeemable noncontrolling interest	—	—	90,525	—	90,525
Total shareholders' equity (deficiency)	850,273	(332,558)	2,212,773	(1,880,215)	850,273
	$1,637,577	$1,772,724	$6,626,844	$(6,202,906)	$3,834,239

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF INCOME
Revenues	$—	$2,105	$406,999	$(163)	$408,941
EXPENSES:
Direct operating	—	(1,504)	231,814	—	230,310
Distribution and marketing	—	522	71,402	—	71,924
General and administration	858	36,916	23,332	(394)	60,712
Depreciation and amortization	—	1,551	279	—	1,830
Total expenses	858	37,485	326,827	(394)	364,776
OPERATING INCOME (LOSS)	(858)	(35,380)	80,172	231	44,165
Other expenses (income):
Interest expense	8,985	53,542	42,160	(92,062)	12,625
Interest and other income	(50,534)	(162)	(41,841)	91,937	(600)
Total other expenses (income)	(41,549)	53,380	319	(125)	12,025
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	40,691	(88,760)	79,853	356	32,140
Equity interests income (loss)	677	89,484	11,848	(90,621)	11,388
INCOME (LOSS) BEFORE INCOME TAXES	41,368	724	91,701	(90,265)	43,528
Income tax provision (benefit)	684	47	6,092	(3,979)	2,844
NET INCOME (LOSS)	40,684	677	85,609	(86,286)	40,684
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$40,684	$677	$85,609	$(86,286)	$40,684

	Three Months Ended
	June 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in thousands)
NET INCOME (LOSS)	$40,684	$677	$85,609	$(86,286)	$40,684
Foreign currency translation adjustments, net of tax	45,731	45,915	(1,543)	(86,613)	3,490
Net unrealized gain on available-for-sale securities, net of tax	—	—	42,234	—	42,234
Net unrealized gain on foreign exchange contracts, net of tax	—	—	7	—	7
COMPREHENSIVE INCOME (LOSS)	$86,415	$46,592	$126,307	$(172,899)	$86,415
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$86,415	$46,592	$126,307	$(172,899)	$86,415

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of June 30, 2016, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from June 30, 2016):

June 30, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£13.1	in exchange for	$18.7	£0.70
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$11.2	in exchange for	$8.4	C$1.32
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2016 were losses, net of tax, of $2.6 million, (2015 - gains, net of tax, of less than $0.1 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2016 were $0.4 million (2015 - gain of $0.1 million) and are included in direct operating expenses in the consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of June 30, 2016, $9.0 million was included in other assets and $1.0 million in accounts payable and accrued liabilities (March 31, 2016 - $9.4 million in other assets and $0.7 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three months ended June 30, 2016, the Company reclassified $3.5 million of gains out of accumulated other comprehensive loss into earnings. As of June 30, 2016, based on the current release schedule, the Company estimates approximately $1.9 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending June 30, 2017.

19. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash investing and financing activities for the three months ended June 30, 2016 and 2015 is presented below.

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 12)	$13,285	$10,376
Conversions of convertible senior subordinated notes (see Note 5)	$—	$16,162

There were no significant non-cash investing activities for the three months ended June 30, 2016 and 2015.

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

Starz Transaction
Starz Transaction. On June 30, 2016, Lionsgate and Starz entered into an Agreement and Plan of Merger (the "Merger Agreement") under which Lionsgate will acquire Starz for a combination of cash and common stock totaling approximately $4.4 billion enterprise value (the "Starz Transaction"). Under the terms of the Merger Agreement, immediately prior to consummation of the proposed merger, Lionsgate will effect the reclassification of its capital stock, pursuant to which each existing Lionsgate common share will be converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the Merger Agreement. Following the reclassification, in the proposed merger, (a) each share of Starz Series A common stock will be converted into the right to receive $18.00 in cash and 0.6784 of a share of Lionsgate Class B non-voting shares, and (b) each share of Starz Series B common stock will be converted into the right to receive $7.26 in cash, 0.6321 of a share of Lionsgate Class B non-voting shares and 0.6321 of a share of Lionsgate Class A voting shares, in each case, subject to the terms and conditions of the Merger Agreement. The total enterprise value of Starz based on the estimated value of purchase price consideration is approximately $4.4 billion, including cash, equity and Starz debt to be assumed. The Merger Agreement has been approved by the boards of directors of Lionsgate and Starz and will be submitted to their respective shareholders for approval as well as to regulatory authorities.
Lionsgate has commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility. The proceeds of the committed financing will be used, among other things, to (i) finance the payment of the cash purchase consideration of the merger, (ii) repay all amounts outstanding under Starz's credit facility and senior notes, (iii) repay all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes, and (iv) pay fees and expenses related to the foregoing, and (v) in the case of the revolving credit facility, for working capital and other general corporate purposes after the closing of the proposed merger.
In connection with the Merger Agreement, on June 30, 2016, Lions Gate entered into a Stock Exchange Agreement (the "Exchange Agreement") with Orion Arm Acquisition Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Lions Gate Entertainment Corp. ("Merger Sub") and certain stockholders of Starz (the "Exchange Stockholders"), pursuant to which, if the Merger Agreement is terminated (1) by Lionsgate because Starz' board of directors changes its recommendation in favor of the transactions (2) by Starz in order to enter into a superior transaction or (3) by either party because Starz' stockholders fail to approve the transactions, then the Exchange Stockholders will sell to Merger Sub all shares of Starz Series B Common Stock held by the Exchange Stockholders (the "Starz Exchange Shares"), which as of June 30, 2016 constituted approximately 69.9% of the total voting power of the issued and outstanding shares of Starz Series B Common Stock, in exchange for per share consideration of $7.26 in cash and 1.2646 newly issued shares of Lionsgate Common Stock (the "Lions Gate Exchange Shares"). At the election of Dr. John C. Malone, or if Lionsgate should fail to receive the required stockholder approval to issue the Lions Gate Exchange Shares, the Exchange Stockholders will instead receive per share consideration of $36.30 in cash for each Starz Exchange Share. Lions Gate plans to seek such required stockholder approval at the same meeting where it will seek the required approvals pursuant to the Merger Agreement.
The Merger Agreement contains certain termination rights for Lions Gate and Starz. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may generally extend to March 31, 2017 if the only closing condition that has not been met is the condition related to the receipt of regulatory approvals); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s board of directors changes its recommendation in favor of the transactions; (6) if the other party materially breaches its non-solicitation covenant; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Merger Agreement can also be terminated by Starz (x) in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger

Agreement) or (y) if Lions Gate fails to consummate the Merger when otherwise required because of a failure to receive its debt financing.
Subject to the terms and conditions of the Merger Agreement, Starz will pay Lions Gate a termination fee of $150 million if (1) Starz terminates the Merger Agreement in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement), (2) Lions Gate terminates the Merger Agreement because Starz’ board of directors changes its recommendation in favor of the transactions, (3) Lions Gate terminates the Merger Agreement because Starz materially breaches its non-solicitation covenant or (4) (a) an alternative transaction proposal is made to Starz, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (at such time as Starz’ stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Lions Gate), (ii) by either party because Starz’ stockholders fail to approve the transactions or (iii) by Lions Gate because Starz has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Starz enters into or consummates an alternative transaction.
Subject to the terms and conditions of the Merger Agreement, Lions Gate will pay Starz (1) a termination fee of $150 million if either party terminates the Merger Agreement because Lions Gate’s stockholders fail to approve the transactions, (2) a termination fee of $175 million if Starz terminates the Merger Agreement because Lions Gate’s board of directors changes its recommendation in favor of the transactions or because Lions Gate materially breaches its non-solicitation covenant, (3) a termination fee of $250 million if Starz terminates the Merger Agreement because Lions Gate fails to consummate the Merger when it would otherwise be required because of a failure to receive the debt financing and (4) a termination fee of $175 million if (a) an alternative transaction proposal is made to Lions Gate, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (at such time as Lions Gate’s stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Starz), (ii) by either party because Lions Gate’s stockholders fail to approve the transactions or (iii) by Starz because Lions Gate has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Lions Gate enters into or consummates an alternative transaction.
A description of the Merger Agreement and other transactional documents was disclosed by the Company on a Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 1, 2016. On August 1, 2016, the Company filed a Form S-4 Registration Statement with the SEC, which includes detailed information regarding the merger.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2016 and 2015.
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

•
International. International revenues are derived from the licensing of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries to international distributors, on a territory-by-territory basis. International revenues also includes revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

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
Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses. Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors. Residuals represent amounts payable to various unions or “guilds” such as the SAG - AFTRA, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 25, 2016.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.1 million on our total revenue in the three months ended June 30, 2016 (2015 - $0.9 million).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended June 30, 2016, we calculate the income tax provision (benefit) using the cut-off method.
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

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.
.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended June 30, 2016 and 2015. Due to the November 2015 acquisition of Pilgrim Media Group, LLC ("Pilgrim Studios"), the three months ended June 30, 2016 includes the results of operations from Pilgrim Studios within the Television Production segment, as compared to the three months ended June 30, 2015, which do not include the results of operations of Pilgrim Studios (see Note 9).

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues
Motion Pictures	$362.5		$275.4		$87.1	31.6%
Television Production	191.1		133.6		57.5	43.0%
	$553.6		$409.0		$144.6	35.4%
Gross segment contribution(1)
Motion Pictures	$56.4	15.6%	$79.6	28.9%	$(23.2)	(29.1)%
Television Production	17.7	9.3	23.1	17.3	(5.4)	(23.4)%
	$74.1	13.4%	$102.7	25.1%	$(28.6)	(27.8)%
_________________________________________

(1)
Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charges, and backstopped prints and advertising ("P&A") expense (see Note 15 to our unaudited condensed consolidated financial statements). Gross segment contribution amounts for the three months ended June 30, 2015 reflect the reclassification of certain distribution and marketing expenses in order to be consistent with the current period presentation (see Distribution and Marketing Expenses below).

A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$143.5	$115.4	$28.1	24.4%
Television Production	6.8	14.1	(7.3)	(51.8)%
	$150.3	$129.5	$20.8	16.1%

Motion Pictures Revenue
The table below sets forth Motion Pictures revenue by media for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$47.2	$23.1	$24.1	104.3%
Home Entertainment	143.5	115.4	28.1	24.4%
Television	53.3	48.4	4.9	10.1%
International	113.8	84.8	29.0	34.2%
Other	4.7	3.7	1.0	27.0%
	$362.5	$275.4	$87.1	31.6%

Motion Pictures — Theatrical Revenue
The following table sets forth the titles released from our Fiscal 2017 and Fiscal 2016 Theatrical Slates and other titles that represented a significant portion of theatrical revenue for the three months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
Now You See Me 2	June 2016	The Age of Adaline	April 2015
Criminal	April 2016	Child 44*	April 2015*
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	March 2016	The Divergent Series: Insurgent	March 2015
_________________________________
* Limited release

The following table sets forth the components of theatrical revenue by product category for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Theatrical revenues
Feature Film(1)	$43.9	$18.5	$25.4	137.3%
Managed Brands(2)	1.9	4.5	(2.6)	(57.8)%
Other(3)	1.4	0.1	1.3	n/m
	$47.2	$23.1	$24.1	104.3%
___________________
n/m - Percentage not meaningful.

(1)
Feature Film includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

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

Theatrical revenue of $47.2 million increased $24.1 million, or 104.3%, in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily driven by our feature films, and in particular, the performance of Now You See Me 2 in the current quarter, as compared to the feature films released in the prior year's quarter. Additionally, the prior year's quarter included the release of The Age of Adaline, which had a strong performance at the box office, however under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.

Motion Pictures — Home Entertainment Revenue

The following table sets forth our feature film titles released on home entertainment in the three months ended June 30, 2016 and 2015, in addition to other titles which contributed a significant amount of home entertainment revenue in the current and prior year's quarter, respectively:

Three Months Ended June 30,
2016		2015
	Packaged Media Release Date		Packaged Media Release Date
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
Gods of Egypt	May 2016	The D.U.F.F.	June 2015
Dirty Grandpa	May 2016	Mortdecai	May 2015
The Choice	May 2016	The Hunger Games: Mockingjay - Part 1	March 2015
Norm of the North	April 2016	John Wick	February 2015
The Hunger Games: Mockingjay - Part 2	March 2016
The Last Witch Hunter	February 2016
Sicario	January 2016
Managed Brands:		Managed Brands:
The Witch	May 2016	The Last Knights	June 2015
		A Most Violent Year	April 2015
		Wild Card	March 2015

The following table sets forth the components of home entertainment revenue by product category for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Feature Film:
Fiscal 2016 Theatrical Slate	$37.9	$41.4	$79.3	$—	$—	$—	$79.3
Fiscal 2015 Theatrical Slate	0.1	2.7	2.8	15.0	28.4	43.4	(40.6)
Prior Theatrical Slates	9.2	7.1	16.3	8.4	9.0	17.4	(1.1)
Total Feature Film	47.2	51.2	98.4	23.4	37.4	60.8	37.6
Managed Brands	26.8	16.4	43.2	32.4	20.1	52.5	(9.3)
Other	1.3	0.6	1.9	1.6	0.5	2.1	(0.2)
	$75.3	$68.2	$143.5	$57.4	$58.0	$115.4	$28.1
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.
Home entertainment revenue of $143.5 million increased $28.1 million, or 24.4%, in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily driven by the performance of our Feature Film titles released on packaged media and digital media in the current quarter as compared to the prior year's quarter. The increase in home entertainment revenue from Feature Film titles was driven by a greater number of titles released on packaged media (four) from our theatrical slates in the current quarter, as compared to the prior year's quarter (two). The decrease in Managed Brands was primarily due to revenues generated in this category from the titles listed in the table above in the current quarter, as compared to the prior year quarter.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended June 30, 2016 and 2015:

Three Months Ended June 30,
2016	2015
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
The Last Witch Hunter	Addicted
Shaun the Sheep	John Wick
Sicario	The Expendables 3
Prior Theatrical Slates:
The Hunger Games: Catching Fire

The following table sets forth the components of television revenue by product category for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Feature Film:
Fiscal 2016 Theatrical Slate	$25.9	$—	$25.9	n/m
Fiscal 2015 Theatrical Slate	—	23.7	(23.7)	(100.0)%
Prior Theatrical Slates	22.0	17.6	4.4	25.0%
Total Feature Film	47.9	41.3	6.6	16.0%
Managed Brands	4.9	6.1	(1.2)	(19.7)%
Other	0.5	1.0	(0.5)	(50.0)%
	$53.3	$48.4	$4.9	10.1%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.
Television revenue increased in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due primarily to a greater number of titles with television windows opening in the current quarter from our feature films.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended June 30, 2016 and 2015:

Three Months Ended June 30,
2016	2015
Fiscal 2017 Theatrical Slate:	Fiscal 2016 Theatrical Slate:
Now You See Me 2	Child 44
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Gods of Egypt	Mortdecai
The Divergent Series: Allegiant	The Divergent Series: Insurgent
The Hunger Games: Mockingjay - Part 2	The Hunger Games: Mockingjay - Part 1
UK Third Party Product:	UK Third Party Product:
Eddie the Eagle	A Little Chaos

The following table sets forth the components of international revenue by product category for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
International revenues(1)
Feature Film:
Fiscal 2017 Theatrical Slate	$31.3	$—	$31.3	n/m
Fiscal 2016 Theatrical Slate	60.5	12.9	47.6	n/m
Fiscal 2015 Theatrical Slate	1.2	35.6	(34.4)	(96.6)%
Prior Theatrical Slates	8.1	16.4	(8.3)	(50.6)%
Total Feature Film	101.1	64.9	36.2	55.8%
UK Third Party Product(2)	8.4	14.5	(6.1)	(42.1)%
Managed Brands	2.5	4.0	(1.5)	(37.5)%
Other	1.8	1.4	0.4	28.6%
	$113.8	$84.8	$29.0	34.2%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue increased in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to higher revenue from our feature films, and in particular, significant contributions from Gods of Egypt and Now You See Me 2 in the current quarter, offset partially by decreases in UK Third Party Product and Managed Brands.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production
Domestic Television	$153.0	$59.0	$94.0	159.3%
International	27.7	59.4	(31.7)	(53.4)%
Home Entertainment
Digital	3.6	10.3	(6.7)	(65.0)%
Packaged Media	3.2	3.8	(0.6)	(15.8)%
Total Home Entertainment	6.8	14.1	(7.3)	(51.8)%
Other	3.6	1.1	2.5	227.3%
	$191.1	$133.6	$57.5	43.0%

Television Production - Domestic Television
Domestic television revenue increased in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase in television episodes delivered and $27.3 million of domestic television revenue from Pilgrim Studios, acquired on November 12, 2015. Television episodes delivered for original exhibition during the three months ended June 30, 2016 and 2015 included the episode deliveries as shown in the tables below:

		Three Months Ended				Three Months Ended
		June 30, 2016				June 30, 2015
		Episodes	Hours			Episodes	Hours
Casual - Season 2	1/2 hr	8	4.0	Nashville - Season 3	1hr	5	5.0
Feed The Beast - Season 1	1hr	7	7.0	Orange Is The New Black - Season 3	1hr	1	1.0
Graves	1/2 hr	6	3.0	Other(1)	1/2hr & 1hr	12	9.0
Greenleaf - Season 1	1hr	10	10.0
Guilt - Season 1	1hr	3	3.0
Monica the Medium - Season 2	1hr	9	9.0
Nashville - Season 4	1hr	5	5.0
Other(1)	1/2hr	16	8.0
		64	49.0			18	15.0
______________________

(1)
Other in the three months ended June 30, 2016 includes episodes delivered for Deadbeat (Season 3), Douglas Family Gold, Nightcap (Season 1) and Crushed. Other in the three months ended June 30, 2015 includes episodes delivered for Casual, Cuckoo, Deadbeat (Season 2), Deion's Family Playbook, and DeSean Jackson: Home Team (Season 1).

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended June 30, 2016 from Family Feud (Season 9), The Wendy Williams Show (Season 7), Celebrity Name Game (Season 2), and Anger Management, and from The Ultimate Fighter (Season 23) and Street Outlaws (Season 3) as a result of the acquisition of Pilgrim Studios. In the three months ended June 30, 2015, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game, Anger Management and Are We There Yet.

Television Production - International Revenue
International revenue in the three months ended June 30, 2016 decreased as compared to the three months ended June 30, 2015, primarily driven by a significant contribution in the prior year's quarter from Orange Is the New Black (Seasons 1 - 3), which compared to revenue in the current quarter from Orange Is the New Black (Season 4) and Nashville (Season 4).

Television Production - Home Entertainment Revenue
The decrease in home entertainment revenue is primarily due to a decrease in digital media revenue in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, driven by significant contributions in the prior year's quarter from Blue Mountain State (Seasons 1 - 3) and Ascension.

Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$150.6	$132.8	$283.4	$91.7	$68.7	$160.4
Participation and residual expense	37.2	34.2	71.4	40.9	31.4	72.3
Provision for doubtful accounts and foreign exchange losses	2.7	(0.2)	2.5	(3.2)	0.8	(2.4)
	190.5	166.8	357.3	129.4	100.9	230.3
Other(1)	—	—	9.0	—	—	—
Total direct operating expenses	$190.5	$166.8	$366.3	$129.4	$100.9	$230.3
Direct operating expenses as a percentage of segment revenues	52.6%	87.3%	66.2%	47.0%	75.5%	56.3%
______________________

(1)
Other direct operating expenses primarily consist of the incremental amortization expense of the purchase accounting fair value adjustments on television assets related to the acquisition of Pilgrim Studios, and direct operating costs related to our new direct-to-consumer business initiatives including our subscription video-on-demand platforms.

Direct operating expenses of the Motion Pictures segment of $190.5 million for the three months ended June 30, 2016 were 52.6% of motion pictures revenue, compared to $129.4 million, or 47% of motion pictures revenue for the three months ended June 30, 2015. The increase in direct operating expenses of $61.1 million is primarily due to an increase in motion pictures revenue in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the higher amortization rates of our Fiscal 2017 and Fiscal 2016 Theatrical Slates generating revenues in the current quarter, and in particular, Now You See Me 2, Gods of Egypt, and The Hunger Games: Mockingjay - Part 2, as compared to the amortization rates of our Fiscal 2015 Theatrical Slate generating revenues in the prior year's quarter, and in particular, The Hunger Games: Mockingjay - Part 1, and John Wick. Included in direct operating expenses are investment in film write-downs of approximately $1.9 million in the three months ended June 30, 2016, compared to approximately $0.6 million in the three months ended June 30, 2015. Foreign exchange losses in the three months ended June 30, 2016 compared to foreign exchange gains in the three months ended June 30, 2015, and the provision for doubtful accounts increased slightly.
Direct operating expenses of the Television Production segment of $166.8 million for the three months ended June 30, 2016 were 87.3% of television revenue, compared to $100.9 million, or 75.5%, of television revenue for the three months ended June 30, 2015. The increase in direct operating expense is primarily due to an increase in television production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. In particular, the prior year's quarter included significant international revenue from Orange Is The New Black (Seasons 1 - 3), and revenue in the current quarter from a greater number of new television programs as compared to the prior year's quarter, such as Greenleaf, Feed the Beast, Casual and Graves, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$71.8	$—	$71.8	$26.7	$—	$26.7
Home Entertainment	28.7	1.2	29.9	24.7	1.8	26.5
International	13.5	2.1	15.6	12.0	4.9	16.9
Television	1.3	3.9	5.2	2.9	2.8	5.7
	115.3	7.2	122.5	66.3	9.5	75.8
Other(1)	—	—	2.5	—	—	(3.9)
Total distribution and marketing expenses	$115.3	$7.2	$125.0	$66.3	$9.5	$71.9
___________________

(1)
Other distribution and marketing expenses in the three months ended June 30, 2016 consist of distribution and marketing costs related to our new direct-to-consumer business initiatives, including our subscription video-on-demand platforms, and backstopped P&A expense, which represents the amount of theatrical marketing expense for third party titles that we funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred and expensed net of the impact of expensing the P&A costs over the revenue streams similar to a participation expense. We do not consider these costs part of segment distribution and marketing expense and have reclassified the prior year quarter's amount of $3.9 million of backstopped P&A from the Motion Pictures segment to Other to be consistent with the current quarter presentation.

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the three months ended June 30, 2016 of $71.8 million increased $45.1 million, compared to $26.7 million in the three months ended June 30, 2015. The increase was primarily driven by higher P&A spending in the three months ended June 30, 2016 on our Feature Film theatrical releases due to a greater number of wide releases requiring P&A in the current quarter. In the three months ended June 30, 2016, approximately $16.7 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Deepwater Horizon, Nerve, and Our Kind of Traitor. In the three months ended June 30, 2015, approximately $10.1 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hunger Games: Mockingjay - Part 2, American Ultra and The Last Witch Hunter.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended June 30, 2016 of $29.9 million increased $3.4 million, or 12.8%, compared to $26.5 million in the three months ended June 30, 2015 primarily due to higher motion pictures home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 19.9% in the three months ended June 30, 2016, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 20.5% in the three months ended June 30, 2015. The slight decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media distribution and marketing costs relative to home entertainment revenue in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
International distribution and marketing expenses in the Motion Pictures segment in the three months ended June 30, 2016 of $13.5 million increased slightly from $12.0 million in the three months ended June 30, 2015.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. Consistent with how management reviews the Television Production gross segment contribution, the Television Production segment also excludes a non-cash imputed interest charge of $0.6 million in the three months ended June 30, 2016 for the interest cost of certain long-term accounts receivable for Television Production licensed product that become due beyond one-year. The following table sets forth gross segment contribution for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$56.4	15.6%	$79.6	28.9%	$(23.2)	(29.1)%
Television Production	17.7	9.3	23.1	17.3	(5.4)	(23.4)%
	$74.1	13.4%	$102.7	25.1%	$(28.6)	(27.8)%
Gross segment contribution of the Motion Pictures segment for the three months ended June 30, 2016 of $56.4 million decreased $23.2 million, or 29.1%, as compared to the three months ended June 30, 2015. Despite an increase in Motion Pictures segment revenue, the decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is primarily due to higher direct operating expenses and distribution and marketing expenses as a percentage of motion pictures revenue.
Gross segment contribution of the Television Production segment for the three months ended June 30, 2016 of $17.7 million decreased $5.4 million, or 23.4%, as compared to $23.1 million for the three months ended June 30, 2015. While Television Production segment revenue increased, the decrease in gross segment contribution and gross contribution margin of the Television Production segment is due to higher direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$21.0		$18.2		$2.8	15.4%
Television Production	6.8		4.4		2.4	54.5%
Shared services and corporate expenses, excluding items below	17.3		21.2		(3.9)	(18.4)%
General and administrative expenses before items below:	45.1	8.1%	43.8	10.7%	1.3	3.0%
Share-based compensation expense	22.2		16.9		5.3	31.4%
Restructuring and other items	7.4		—		7.4	n/m
Purchase accounting and related adjustments	1.3		—		1.3	n/m
Start-up costs of new business initiatives	2.7		—		2.7	n/m
Total general and administrative expenses	$78.7	14.2%	$60.7	14.8%	$18.0	29.7%

Total General and Administrative Expenses
General and administrative expenses increased by $18.0 million, or 29.7%, as reflected in the table above and further discussed below.
General and administrative expenses of the Motion Pictures segment increased $2.8 million, or 15.4%, primarily due to increases in salaries and related expenses associated with new product lines, franchise extension activity and to a lesser extent increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom.
General and administrative expenses of the Television Production segment increased $2.4 million, or 54.5% primarily due to increases in salaries and related expenses associated with our Television syndication activities and to a lesser extent increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments and start-up costs of new business initiatives decreased $3.9 million, or 18.4%, primarily due to decreases in cash-based incentive compensation and professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$7.7	$9.2	$(1.5)	(16.3)%
Restricted share units and other share-based compensation	14.5	7.4	7.1	95.9%
Share appreciation rights	—	0.3	(0.3)	(100.0)%
	$22.2	$16.9	$5.3	31.4%

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the three months ended June 30, 2016 primarily represent professional fees associated with the Starz Transaction.

Purchase accounting and related adjustments. Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount that is included in general and administrative expense (see Note 10 to our unaudited condensed consolidated financial statements).

Start-up costs of new business initiatives. Start-up costs of new business initiatives represent general and administrative expense associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms.
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $5.6 million in the three months ended June 30, 2016, compared to $1.8 million in the three months ended June 30, 2015.
Interest expense of $15.2 million for the three months ended June 30, 2016 increased $2.6 million, or 20.6%, from $12.6 million in the three months ended June 30, 2015. The following table sets forth the components of interest expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$2.9	$0.9
Convertible senior subordinated notes	0.6	0.5
5.25% Senior Notes	3.0	3.0
Term Loan	5.0	4.9
Other	1.4	1.0
	12.9	10.3
Non-Cash Based:
Amortization of discount and deferred financing costs	2.3	2.3
	$15.2	$12.6
Interest and other income was $0.9 million in the three months ended June 30, 2016, compared to $0.6 million in the three months ended June 30, 2015.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2016 and 2015:

	June 30, 2016	Three Months Ended
		June 30,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)	31.2%	$11.0	$13.1
Pop(1)	50.0%	0.3	(0.4)
Other	Various	(0.5)	(1.3)
		$10.8	$11.4
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

Income Tax Provision (Benefit)
We had an income tax benefit of $26.3 million in the three months ended June 30, 2016, compared to an expense of $2.8 million in the three months ended June 30, 2015. In the quarter ended June 30, 2016, we determined that a small change in our estimated pretax results for the year ending March 31, 2017 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $26.3 million based on the actual taxes attributable to our year-to-date earnings. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the three months ended June 30, 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The decrease in our income tax provision in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate which reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders
Net income attributable to our shareholders for the three months ended June 30, 2016 was $1.3 million, or basic net income per common share of $0.01 on 147.2 million weighted average common shares outstanding and diluted net income per common share of $0.01 on 149.6 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended June 30, 2015 of $40.7 million, or basic net income per common share of $0.28 on 147.6 million weighted average common shares outstanding and diluted net income per common share of $0.26 on 157.5 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at June 30, 2016 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $91.8 million, which may require the use of cash in the event the holders of the noncontrolling interests put their interests to the Company.
On June 30, 2016, Lionsgate and Starz entered into a Merger Agreement under which Lionsgate will acquire Starz for a combination of cash and common stock totaling approximately $4.4 billion enterprise value. The proposed merger is described in the "Overview" section. In connection with the proposed merger, Lionsgate has commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility. The proceeds of the committed financing will be used, among other things, to (i) finance the payment of the cash purchase consideration of the merger, (ii) repay all amounts outstanding under Starz's credit facility and senior notes, (iii) repay all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes, and (iv) pay fees and expenses related to the foregoing, and (v) in the case of the revolving credit facility, for working capital and other general corporate purposes after the closing of the proposed merger.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, senior revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film rights acquisitions and theatrical and video release schedules, and future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
Dividends. On June 17, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on August 5, 2016, to shareholders of record as of June 30, 2016. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any. Lions Gate expects that, following the merger with Starz (see Note 9 to our unaudited condensed consolidated financial statements), the combined company will suspend quarterly dividend payments while focusing on deleveraging and growing its core business.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $11.8 million for the three months ended June 30, 2016 and increased by $95.2 million for the three months ended June 30, 2015, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015	Net Change
	(Amounts in thousands)
Operating income (loss)	$(22,023)	$44,165	$(66,188)
Amortization of films and television programs	292,394	160,419	131,975
Non-cash share-based compensation	21,731	16,591	5,140
Cash interest	(12,892)	(10,371)	(2,521)
Current income tax provision	(4,418)	(2,053)	(2,365)
Other non-cash charges included in operating activities	7,815	2,430	5,385
Cash flows from operations before changes in operating assets and liabilities	282,607	211,181	71,426

Changes in operating assets and liabilities:
Accounts receivable, net	145,962	134,173	11,789
Investment in films and television programs	(250,011)	(315,861)	65,850
Other changes in operating assets and liabilities	(35,469)	(60,376)	24,907
Changes in operating assets and liabilities	(139,518)	(242,064)	102,546
Net Cash Flows Provided By (Used In) Operating Activities	$143,089	$(30,883)	$173,972
Cash flows provided by operating activities for the three months ended June 30, 2016 were $143.1 million compared to cash flows used in operating activities of $30.9 million for the three months ended June 30, 2015. The increase in cash provided by operating activities for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily due to higher cash flows from operations before changes in operating assets and liabilities, lower investment in films and television programs production activity, and increases from changes in other operating assets and liabilities primarily driven by increases in accounts payable and accrued liabilities, participations and residuals, film obligations, and higher decreases in accounts receivable, partially offset by a decrease in deferred revenue.

Investing Activities. Cash flows used in investing activities for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Investment in equity method investees	$(4,172)	$(800)
Purchases of property and equipment	(2,906)	(3,248)
Net Cash Flows Used In Investing Activities	$(7,078)	$(4,048)
Cash used in investing activities of $7.1 million for the three months ended June 30, 2016 compared to $4.0 million for the three months ended June 30, 2015, as reflected above. The change was primarily due to cash used for investments in equity method investees in the current quarter as compared to the prior year's quarter, primarily related to investments in Pop ($4.0 million in the current quarter compared to $0.8 million in the prior year's quarter) (see Note 3 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by financing activities for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$185,000	$—
Senior revolving credit facility - repayments	(121,000)	—
Net proceeds from senior revolving credit facility	64,000	—

Term Loan - borrowings, net of deferred financing costs of $616 in 2015	—	24,384
Convertible senior subordinated notes - repurchases	—	(5)
Net proceeds from corporate debt	64,000	24,379

Production loans - borrowings	63,263	203,087
Production loans - repayments	(222,730)	(74,276)
Net proceeds from production loans	(159,467)	128,811

Repurchase of common shares	—	—
Other financing activities	(28,698)	(23,106)
Net Cash Flows (Used In) Provided By Financing Activities	$(124,165)	$130,084
Cash flows used in financing activities of $124.2 million for the three months ended June 30, 2016 compared to cash flows provided by financing activities of $130.1 million for the three months ended June 30, 2015. Cash flows used in financing activities for the three months ended June 30, 2016 primarily reflects net production loan repayments of $159.5 million and cash used for other financing activities, which includes dividend payments of $13.2 million and payments for tax withholding of $13.8 million required on equity awards, offset by net borrowings under our senior revolving credit facility of $64.0 million.
Cash flows provided by financing activities for the three months ended June 30, 2015 primarily reflects net borrowings under production loans of $128.8 million, and net proceeds of $24.4 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $10.2 million and payments for tax withholding of $16.1 million required on equity awards offset by the proceeds from the exercise of stock options.

Corporate Debt

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of June 30, 2016 and March 31, 2016 were as follows:

	Maturity Date	Conversion Price Per Share as of June 30, 2016	Principal Amounts Outstanding
			June 30,	March 31,
			2016	2016
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$225,000	$161,000
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	400,000	400,000
Principal amounts of convertible senior subordinated notes
January 2012 4.00% Notes	January 2017	$10.21	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.19	60,000	60,000
			$951,850	$887,850
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit, if any. At June 30, 2016, there was $575.0 million available (March 31, 2016 — $639.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of June 30, 2016, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of restrictions and covenants, and as of June 30, 2016, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of restrictions and covenants, and as of June 30, 2016, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Production Loans
The amounts outstanding under our production loans as of June 30, 2016, and March 31, 2016 were as follows:

	June 30,	March 31,
	2016	2016
	(Amounts in thousands)

Production loans(1)	$530,904	$690,371
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.39% to 3.89%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2016:

	Nine Months Ended March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of June 30, 2016 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$225,000	$—	$—	$—	$—	$225,000
5.25% Senior Notes	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	460,602	99,608	1,000	—	—	—	561,210
Principal amounts of convertible senior subordinated notes	41,850	—	60,000	—	—	—	101,850
	502,452	324,608	286,000	—	—	400,000	1,513,060
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	310,302	241,373	8,259	—	—	—	559,934
Interest payments(3)	28,862	32,563	26,281	20,000	20,000	22,444	150,150
Operating lease commitments	10,908	14,073	14,468	14,863	14,799	33,862	102,973
Other contractual obligations	61,036	48,327	21,850	7,946	4,440	6,070	149,669
	411,108	336,336	70,858	42,809	39,239	62,376	962,726
Total future commitments under contractual obligations (4)	$913,560	$660,944	$356,858	$42,809	$39,239	$462,376	$2,475,786
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

(4)
Not included in the amounts above are $91.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $87.3 million at June 30, 2016 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2016 and March 31, 2016 was $1.5 billion.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2016, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from June 30, 2016):

June 30, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£13.1	in exchange for	$18.7	£0.70
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$11.2	in exchange for	$8.4	C$1.32
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2016 were losses, net of tax, $2.6 million (2015 - gains, net of tax, of less than $0.1 million), and are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2016 were $0.4 million (2015 - gain of $0.1 million) and are included in direct operating expenses in the consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of June 30, 2016, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.39% to 3.89% and applicable margins ranging from 2.25% over the one, two, three, or six-month LIBOR to 3.0% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.3 million in additional costs capitalized to the respective film or television asset.

At June 30, 2016, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $710.5 million, and an estimated fair value of $727.9 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $24.6 million and $25.1 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of June 30, 2016:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	June 30, 2016
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$225,000	$—	$—	$—	$—	$225,000	$225,000
Average Interest Rate	—	2.97%	—	—	—	—
Production loans(2)	433,296	97,608	—	—	—	—	530,904	530,904
Average Interest Rate	3.58%	3.61%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	225,000	—	—	—	225,000	232,313
Average Interest Rate	—	—	5.25%	—	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	398,000
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	41,850	—	—	—	—	—	41,850	42,255
Average Interest Rate	4.00%	—	—	—	—	—
April 2013 1.25% Notes	—	—	60,000	—	—	—	60,000	55,282
Average Interest Rate	—	—	1.25%	—	—	—
	$475,146	$322,608	$285,000	$—	$—	$400,000	$1,482,754	$1,483,754
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.39% to 3.89%.

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
As of June 30, 2016, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2016.
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

For a discussion of certain claims and legal proceedings, see Note 16 - Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

Item 1A.  Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

As of June 30, 2016, our corporate debt was $951.9 million (carrying value - $931.5 million). In addition, our production loan obligations were $530.9 million (carrying value - $530.7 million).

On July 19, 2013, we redeemed $432.0 million of our 10.25% Senior Secured Second-Priority Notes (the “10.25% Senior Notes”), issued $225.0 million of our 5.25% Senior Secured Second-Priority Notes (the “5.25% Senior Notes”) and borrowed $225.0 million under our Second Lien Credit and Guarantee Agreement dated July 19, 2013 (the “Term Loan Due 2020”). On March 17, 2015, we redeemed the Term Loan Due 2020 and borrowed $375 million under our Second Lien Credit and Guarantee Agreement dated March 17, 2015 (the "Term Loan Due 2022"). On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the\ outstanding principal amounts into com on shares. On May 4, 2015, we amended the Term Loan Due 2022 to increase the aggregate principal amount to $400 million.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At June 30, 2016, we have $225.0 million of borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of July 22, 2016, five of our shareholders, Mark H. Rachesky, M.D., Capital World Investors, FMR, LLC, Capital Research Global Investors and Vanguard Group, and their respective affiliates, beneficially owned approximately 20.5%, 6.0%, 5.7%, 5.2% and 5.0%, respectively, of our outstanding common shares.

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

Our secured credit facilities also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of our outstanding common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding senior secured notes and convertible senior subordinated notes. Any of our future debt agreements may contain similar provisions..

Certain shareholders own a substantial amount of our outstanding common shares.

As of July 22, 2016, five of our shareholders beneficially owned an aggregate of 62,807,944 of our common shares, or approximately 42.5% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 20.5% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these five shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of July 22, 2016, approximately 42.5% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed resale registration statements to enable certain shareholders who received our common shares in connection with acquisitions and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

The merger (defined below) is subject to a number of conditions, and may not be completed on the terms or timeline currently contemplated, or at all.
Lionsgate and Starz entered into a definitive agreement and plan of merger on June 30, 2016, providing for the acquisition of Starz by Lionsgate (which we refer to as the “merger agreement”). Pursuant to the terms of the merger agreement, a wholly owned subsidiary of Lionsgate will merge with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Lionsgate (which we refer to as the “merger”).
Under the terms of the merger agreement, immediately prior to consummation of the proposed merger, Lionsgate will effect a reorganization of its outstanding share capital (which we refer to as the “reclassification”), pursuant to which each existing Lionsgate common share, without par value (which we refer to as the “Lionsgate common shares”), will be converted into 0.5 shares of newly issued Class A voting shares, without par value, of Lionsgate (which we refer to as the “Lionsgate voting shares”) and 0.5 shares of newly issued Class B non-voting shares, without par value, of Lionsgate (which we refer to as the “Lionsgate non-voting shares” and together with the Lionsgate voting shares as the “Lionsgate post-reclassification shares”).
Following the reclassification, in the proposed merger, (a) each share of Starz Series A common stock, par value $0.01 (which we refer to as the “Starz Series A common stock”), will be converted into the right to receive $18.00 in cash and 0.6784 Lionsgate non-voting shares, and (b) each share of Starz Series B common stock, par value $0.01 (which we refer to as the “Starz Series B common stock,” and together with the Starz Series A common stock as the “Starz common stock”), will be converted into the right to receive $7.26 in cash, 0.6321 Lionsgate non-voting shares and 0.6321 Lionsgate voting shares, in each case, subject to the terms and conditions of the merger agreement.
Concurrently with the execution of the merger agreement, Lionsgate entered into a stock exchange agreement (which we refer to as the “exchange agreement”) on June 30, 2016 with John C. Malone, Robert R. Bennett and certain of their respective affiliates (which we refer to collectively as the “M-B stockholders”). Pursuant to the terms of the exchange agreement, if the merger does not occur and the merger agreement is terminated (a) by Lionsgate because the Starz board of directors changes its recommendation in favor of the transactions contemplated by the merger agreement, (b) by Starz in order to enter into a superior transaction or (c) by either party because Starz’s stockholders fail to approve the Starz merger proposal (as defined below), then the M-B stockholders will sell to a wholly owned subsidiary of Lionsgate all shares of Starz Series B common stock held by the M-B stockholders (which we refer to as the “Starz exchange shares”) in exchange for per share consideration of $7.26 in cash and 1.2642 newly issued Lionsgate common shares (which we refer to as the “exchange”), subject to the terms and conditions of the exchange agreement. If the M-B stockholders elect to receive all cash consideration in the exchange, or if Lionsgate fails to receive the required stockholder approval to issue Lionsgate common shares to the M-B stockholders in the exchange, the M-B stockholders will instead receive per share consideration of $36.30 in cash for each share of Starz Series B common stock sold in the exchange.
As we previously announced, on November 10, 2015, Lionsgate entered into an investor rights agreement (which we refer to as the “investor rights agreement”) with Liberty Global plc (which we refer to as “LGP”), Discovery Communications, Inc. (which we refer to as “Discovery”), MHR Fund Management, LLC (which we refer to as “MHR”) and certain of their respective affiliates, pursuant to which, among other things, Lionsgate granted LGP, Discovery and MHR preemptive rights of first offer with respect to the issuance of New Issue Securities (as defined in the investor rights agreement) for cash consideration (which we refer to as “preemptive rights”). Concurrently with the execution of the merger agreement, on June 30, 2016, Lionsgate and the other parties to the investor rights agreement entered into an amendment to the investor rights agreement, pursuant to which Lionsgate agreed to seek the approval of its stockholders for all issuances of New Issue Securities (including Lionsgate common shares, Lionsgate voting shares and Lionsgate non-voting shares) to LGP, Discovery and MHR in connection with their exercise of preemptive rights under the investor rights agreement during the five-year period following the receipt of such stockholder approval. Lionsgate has agreed that it will not issue any New Issue Securities (including Lionsgate common shares, Lionsgate voting shares and/or Lionsgate non-voting shares) until it obtains stockholder approval for such issuance if stockholder approval would be required in order to give effect to the preemptive rights granted in the investor rights agreement.
The completion of the merger is subject to certain conditions, including (a) approval of the Starz merger proposal by the affirmative vote of the outstanding aggregate voting power of Starz Series A common stock and Series B common stock, voting together as a single class; (b) approval of each of the Lionsgate reclassification proposals by the affirmative vote of the holders of a two-thirds majority of the votes cast by holders of Lionsgate common shares at the Lionsgate special meeting, assuming a quorum is present;

(c) approval of the Lionsgate merger issuance proposal by the affirmative vote of the majority of the votes cast by holders of Lionsgate common shares at the Lionsgate special meeting, assuming a quorum is present; (d) completion of the reclassification; (e) expiration or termination of any applicable waiting period under the HSR Act and German competition laws; (f) receipt of requisite FCC approval; (g) the effectiveness of the registration statement on Form S-4; (h) authorization of the Lionsgate voting shares and Lionsgate non-voting shares to be issued in the merger for listing on the NYSE; (i) the absence of any law, order, or other legal restraint or prohibition, entered, enacted, promulgated, enforced or issued by any court or other governmental authority of competent jurisdiction, which prohibits, renders illegal or permanently enjoins the consummation of the transactions contemplated by the merger agreement; (j) the truth of the other party’s representations and warranties in the merger agreement, subject to certain materiality standards; (k) the other party’s performance, in all material respects, with its covenants required to be performed by it under the merger agreement and the Starz voting agreements, Lionsgate voting agreements and exchange agreement, as applicable, prior to the effective time of the merger; (l) the other party not having had a “material adverse effect,” as defined under the merger agreement; and (m) in the case of Lionsgate, Starz having delivered to Lionsgate an executed payoff letter in reasonable and customary form and substance in respect of the Starz credit agreement, and the Starz credit agreement having been terminated and all amounts outstanding thereunder shall have been repaid and satisfied in full.
Lionsgate cannot assure its shareholders that the merger will be consummated on the terms or timeline currently contemplated or at all. Many of the conditions to closing of the merger are not within the control of Lionsgate, and Lionsgate cannot predict when or if these conditions will be satisfied. The failure to meet all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause Lionsgate not to realize some or all of the benefits that Lionsgate expects to achieve if the merger is successfully completed within its expected timeframe.
Failure to complete the merger could adversely affect the share price and the future business and financial results of Lionsgate.
If the merger is not completed for any reason, including as a result of the Lionsgate shareholders or the Starz stockholders failing to approve the necessary proposals, the ongoing businesses of Lionsgate may be adversely affected and, without realizing any of the benefits of having completed the merger, Lionsgate will be subject to numerous risks, including the following:

•	Lionsgate being required, under certain circumstances, to pay Starz a termination fee in connection with the merger agreement;

•
Lionsgate having to pay substantial costs relating to the merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the merger;

•	Lionsgate experiencing negative reactions from the financial markets, including negative impacts on their respective stock prices, or from their respective customers, regulators and employees;

•	Lionsgate having had to comply with restrictions on the conduct of their respective business prior to the completion of the merger, as set forth in the merger agreement;

•
the management of Lionsgate focusing on the merger instead of on pursuing other opportunities that could be beneficial to the company, in each case, without realizing any of the benefits of having the merger completed; and

•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

If the merger is not completed, Lionsgate cannot assure its shareholders that these risks will not materialize and will not materially affect the business, financial results and share price of Lionsgate.
The pendency of the merger could adversely affect the business and operations of Lionsgate.
In connection with the pending merger, some customers or vendors of Lionsgate may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Lionsgate, regardless of whether the merger is completed. Similarly, current and prospective employees of Lionsgate may experience uncertainty about their future roles with Lionsgate following the merger, which may materially adversely affect the ability of Lionsgate to attract and retain key personnel during the pendency of the merger. In addition, due to operating covenants in the merger agreement, Lionsgate may be unable (without the other party’s prior written consent), during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement. These factors could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Lionsgate, regardless of whether the merger is completed.

Lionsgate expects to incur substantial transaction and merger-related transition expenses in connection with the merger.
Lionsgate expects that it will incur substantial, non-recurring expenses in completing the merger and the reclassification and integrating the business, operations, networks, systems, technologies, policies and procedures of Lionsgate and Starz. While Lionsgate has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the merger and the reclassification are expected to be significant, although the aggregate amount and timing of such charges remain uncertain at present. Some of these costs are payable regardless of whether the merger, any other transaction contemplated by the merger agreement or the exchange is completed.
Following the merger, Lionsgate may be unable to integrate the business of Starz successfully or realize the anticipated synergies and related benefits of the merger or do so within the anticipated time frame.
The merger involves the combination of two companies which currently operate as independent public companies. Lionsgate will be required to devote significant management attention and resources to integrating the business practices and operations of Starz. Potential difficulties Lionsgate may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Lionsgate and Starz in a manner that permits Lionsgate to achieve the benefits anticipated to result from the merger, in the time frame currently anticipated or at all;

•	the complexities associated with managing Lionsgate out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	the failure by Lionsgate to retain key employees of either Lionsgate or Starz;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of Lionsgate’s management, the disruption of Lionsgate’s ongoing business or inconsistencies in Lionsgate’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of Lionsgate to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect the business and financial results of Lionsgate following the merger.
Other external factors may limit Lionsgate’s ability to realize the anticipated synergies of the merger. For example, changes in interest rates, prior to the completion of the merger, may limit Lionsgate’s ability to achieve all of the incremental tax synergies it expects from its global cash management, financing, and distribution operations.
The future results of Lionsgate will suffer if Lionsgate does not effectively manage its operations following the merger.
Following the merger, Lionsgate may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of Lionsgate will depend, in part, upon the ability of Lionsgate to manage its expansion opportunities, which poses substantial challenges for Lionsgate to integrate new operations into its existing business in an efficient and timely manner. No assurance can be given that Lionsgate’s expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Significant additional indebtedness will be incurred by Lionsgate in connection with the merger that could adversely affect Lionsgate’s operations and financial condition after the merger.
As of March 31, 2016, Lionsgate had approximately corporate debt of $887.9 million and production loan obligations of $690.4 million, and Lionsgate will incur significant additional indebtedness in connection with the merger. As of March 31, 2016, on a pro forma basis after giving effect to the merger, Lionsgate and its subsidiaries will have corporate debt of $3,821.9 million, capitalized lease obligations of $63.4 million and production loan obligations of $690.4 million, approximately $3,803.8 of which will be secured (including production loan obligations of $690.4 million and capitalized lease obligations of $63.4 million). The incurrence of new indebtedness could have adverse consequences on Lionsgate’s business following the merger, such as:

•
requiring Lionsgate to use a substantial portion of its cash flow from operations to service its indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions or limiting Lionsgate’s ability to obtain additional financing to fund such needs;

•
exposing Lionsgate to increased interest expense to the extent Lionsgate refinances existing debt with higher cost debt, including potential movement of interest rates prior to the completion of the merger;

•	increasing Lionsgate’s vulnerabilities to fluctuations in market interest rates to the extent that Lionsgate’s debt is subject to floating interest rates;

•	limiting Lionsgate’s ability to compete with other companies that are not as highly leveraged, as Lionsgate may be less capable of responding to adverse economic and industry conditions; and

•
restricting the way in which Lionsgate conducts its business because of financial and operating covenants in the agreements governing Lionsgate’s existing and future indebtedness and exposing Lionsgate to potential events of default (if not cured or waived) under covenants contained in Lionsgate’s debt instruments.

The impact of any of these potential adverse consequences could have a material adverse effect on Lionsgate’s results of operations, financial condition, and liquidity.
The market price of Lionsgate post-reclassification shares may decline as a result of the merger.
The market price of Lionsgate post-reclassification shares may decline as a result of the merger if Lionsgate does not achieve the expected benefits of the merger or the effect of the merger on Lionsgate’s financial results is not consistent with the expectations of financial or industry analysts. In addition, upon consummation of the reclassification and the merger, Lionsgate shareholders will own interests in Lionsgate, which will operate an expanded business with a different mix of assets, risks and liabilities. Current shareholders of Lionsgate may not wish to continue to invest in Lionsgate, or for other reasons may wish to dispose of some or all of their Lionsgate voting shares and/or Lionsgate non-voting shares. If, following the effective time of the merger, large amounts of Lionsgate post-reclassification shares are sold, the price of Lionsgate post-reclassification shares could decline.
Lionsgate shareholders will be diluted by the merger.
The merger will dilute the ownership position of Lionsgate shareholders. Based upon the number of outstanding shares of Lionsgate on July 22, 2016 and the number of outstanding shares of Starz common stock on July 28, 2016, current Lionsgate shareholders will continue to own approximately 68.8% of the outstanding Lionsgate post-reclassification shares (including 54.2% of the outstanding Lionsgate non-voting shares and 94.1% of the outstanding Lionsgate voting shares).
Consequently, Lionsgate shareholders, as a general matter, will have less influence over the management and policies of Lionsgate after the completion of the merger than they currently exercise over the management and policies of Lionsgate, respectively.
Following the merger, Lionsgate does not expect to continue to pay dividends at or above the rate currently paid by Lionsgate.
Lionsgate expects that, following the merger, the combined company will suspend quarterly dividend payments while focusing on deleveraging and growing its core business.
Following the merger, Lionsgate may be unable to retain key employees.
The success of Lionsgate after the merger will depend in part upon its ability to retain key Lionsgate and Starz employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of separation or integration or a desire not to remain with Lionsgate following the merger. Accordingly, no assurance can be given that Lionsgate, Starz or, following the merger, Lionsgate will be able to retain key employees to the same extent as in the past.

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

The Company did not repurchase any shares during the three months ended June 30, 2016.

Additionally, during the three months ended June 30, 2016, 631,434 common shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
2.1(4)	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz and Orion Arm Acquisition Inc.
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.118 (4)	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto
10.119 (4)	Voting Agreement, dated as of June 30, 2016, by and among Lions Gate, Starz, and (each as defined therein) Liberty Stockholder and Liberty Parent
10.120 (4)	Voting Agreement, dated as of June 30, 2016, by and among Lions Gate, Starz, and (each as defined therein) Discovery Stockholder and Discovery Parent
10.121 (4)	Voting Agreement, dated as of June 30, 2016, by and among Lions Gate, Starz, and the stockholders listed on Schedule A thereto, including certain affiliates of John C. Malone
10.122 (4)	Voting Agreement, dated as of June 30, 2016, by and among Lions Gate, Starz, and the stockholders listed on Schedule A thereto, including certain affiliates of Mark H. Rachesky
10.123 (4)	Voting Agreement, dated as of June 30, 2016, by and among Lions Gate, Starz, LG Leopard Canada LP and the stockholders listed on Schedule A thereto
10.124 (4)
Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)

10.125 (4)
Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto

10.126 (4)
Commitment Letter, dated as of June 27, 2016, among Lions Gate, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 9, 2011

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibits to the Company's Current Report on Form 8-K as filed on July 1, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 4, 2016		Title:	Duly Authorized Officer and Chief Financial Officer