Form 10-Q
period 2016-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2016-11-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2016
Common Shares, no par value per share	148,332,947 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, technological changes and other trends affecting the entertainment industry, uncertainties related to the Company's proposed acquisition of Starz, including the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management's attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Starz transaction, and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 25, 2016, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Amounts in thousands, except share amounts)
ASSETS
Cash and cash equivalents	$105,953	$57,742
Restricted cash	2,900	2,906
Accounts receivable, net of reserves for returns and allowances of $42,355 (March 31, 2016 - $51,809) and provision for doubtful accounts of $5,519 (March 31, 2016 - $6,014)	953,251	1,049,289
Investment in films and television programs, net	1,328,798	1,478,296
Property and equipment, net	42,655	43,384
Investments	502,287	464,346
Goodwill	534,780	534,780
Other assets	71,207	69,075
Deferred tax assets	223,127	134,421
Total assets	$3,764,958	$3,834,239
LIABILITIES
Senior revolving credit facility	$297,803	$156,136
5.25% Senior Notes	221,689	220,796
Term Loan	389,197	388,207
Accounts payable and accrued liabilities	348,690	377,698
Participations and residuals	651,594	607,358
Film obligations and production loans	512,678	715,018
Convertible senior subordinated notes	101,140	99,984
Deferred revenue	292,038	328,244
Total liabilities	2,814,829	2,893,441
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	93,025	90,525
SHAREHOLDERS' EQUITY
Common shares, no par value, 500,000,000 shares authorized, 148,301,707 shares issued (March 31, 2016 - 146,785,940 shares)	904,255	885,800
Retained earnings (accumulated deficit)	(18,453)	7,584
Accumulated other comprehensive loss	(28,698)	(43,111)
Total shareholders' equity	857,104	850,273
Total liabilities and shareholders' equity	$3,764,958	$3,834,239
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share amounts)
Revenues	$639,534	$476,759	$1,193,109	$885,700
Expenses:
Direct operating	386,908	292,810	753,184	523,120
Distribution and marketing	221,953	153,140	346,992	225,064
General and administration	84,491	67,577	163,158	128,289
Depreciation and amortization	4,347	2,520	9,963	4,350
Total expenses	697,699	516,047	1,273,297	880,823
Operating income (loss)	(58,165)	(39,288)	(80,188)	4,877
Other expenses (income):
Interest expense
Cash interest	13,522	10,357	26,414	20,728
Amortization of debt discount and deferred financing costs	2,360	2,273	4,702	4,527
Total interest expense	15,882	12,630	31,116	25,255
Interest and other income	(1,231)	(555)	(2,180)	(1,155)
Total other expenses, net	14,651	12,075	28,936	24,100
Loss before equity interests and income taxes	(72,816)	(51,363)	(109,124)	(19,223)
Equity interests income	1,908	7,149	12,754	18,537
Loss before income taxes	(70,908)	(44,214)	(96,370)	(686)
Income tax provision (benefit)	(53,604)	(2,145)	(79,906)	699
Net loss	(17,304)	(42,069)	(16,464)	(1,385)
Less: Net (income) loss attributable to noncontrolling interest	(154)	—	260	—
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(17,458)	$(42,069)	$(16,204)	$(1,385)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.12)	$(0.28)	$(0.11)	$(0.01)
Diluted net loss per common share	$(0.12)	$(0.28)	$(0.11)	$(0.01)

Weighted average number of common shares outstanding:
Basic	147,804	148,345	147,511	147,984
Diluted	147,804	148,345	147,511	147,984

Dividends declared per common share	$—	$0.09	$0.09	$0.16
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Net loss	$(17,304)	$(42,069)	$(16,464)	$(1,385)
Foreign currency translation adjustments, net of tax	(1,159)	(1,497)	(5,485)	1,993
Net unrealized gain (loss) on available-for-sale securities, net of tax	5,980	(30,232)	22,884	12,002
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(383)	2,987	(2,986)	2,994
Comprehensive income (loss)	(12,866)	(70,811)	(2,051)	15,604
Less: Comprehensive (income) loss attributable to noncontrolling interest	(154)	—	260	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(13,020)	$(70,811)	$(1,791)	$15,604
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number	Amount			Total
	(Amounts in thousands, except share amounts)
Balance at March 31, 2016	146,785,940	$885,800	$7,584	$(43,111)	$850,273
Exercise of stock options	561,612	500	—	—	500
Share-based compensation, net of withholding tax obligations of $26,732	943,240	24,740	—	—	24,740
Issuance of common shares to directors for services	10,915	236	—	—	236
Dividends declared	—	(7,021)	(6,264)	—	(13,285)
Net loss attributable to Lions Gate Entertainment Corp. shareholders	—	—	(16,204)	—	(16,204)
Foreign currency translation adjustments, net of tax	—	—	—	(5,485)	(5,485)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	22,884	22,884
Net unrealized loss on foreign exchange contracts, net of tax	—	—	—	(2,986)	(2,986)
Noncontrolling interest adjustments to redemption value	—	—	(3,569)	—	(3,569)
Balance at September 30, 2016	148,301,707	$904,255	$(18,453)	$(28,698)	$857,104

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2016	2015
	(Amounts in thousands)
Operating Activities:
Net loss	$(16,464)	$(1,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,963	4,350
Amortization of films and television programs	588,549	361,290
Amortization of debt discount and deferred financing costs	4,702	4,527
Non-cash share-based compensation	46,200	33,983
Other non-cash items	2,500	—
Equity interests income	(12,754)	(18,537)
Deferred income taxes	(86,861)	(2,612)
Changes in operating assets and liabilities:
Restricted cash	6	—
Accounts receivable, net	89,346	12,007
Investment in films and television programs	(446,670)	(535,470)
Other assets	(4,234)	(1,828)
Accounts payable and accrued liabilities	(8,449)	(34,300)
Participations and residuals	44,524	44,938
Film obligations	19,891	(11,148)
Deferred revenue	(35,851)	(24,423)
Net Cash Flows Provided By (Used In) Operating Activities	194,398	(168,608)
Investing Activities:
Investment in equity method investees	(5,344)	(3,659)
Distributions from equity method investees	2,263	—
Purchases of property and equipment	(6,301)	(6,880)
Net Cash Flows Used In Investing Activities	(9,382)	(10,539)
Financing Activities:
Senior revolving credit facility - borrowings	454,000	48,000
Senior revolving credit facility - repayments	(314,000)	(48,000)
Term Loan - borrowings, net of deferred financing costs of $964 in 2015	—	24,036
Convertible senior subordinated notes - repurchases	—	(5)
Production loans - borrowings	152,296	370,945
Production loans - repayments	(373,726)	(112,474)
Dividends paid	(26,819)	(20,563)
Distributions to noncontrolling interest	(3,309)	—
Exercise of stock options	500	4,453
Tax withholding required on equity awards	(27,253)	(18,983)
Net Cash Flows Provided By (Used In) Financing Activities	(138,311)	247,409
Net Change In Cash And Cash Equivalents	46,705	68,262
Foreign Exchange Effects on Cash	1,506	(542)
Cash and Cash Equivalents - Beginning Of Period	57,742	102,697
Cash and Cash Equivalents - End Of Period	$105,953	$170,417

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
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
Presentation of Debt Issuance Costs: In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The guidance is effective for the Company's fiscal year beginning April 1, 2016, and must be applied on a retrospective basis to all prior periods presented in the financial statements. The Company adopted the new guidance effective April 1, 2016, which resulted in the reclassification of approximately $21.3 million of debt issuance costs from other assets to their respective debt liabilities in the unaudited condensed consolidated balance sheets as of March 31, 2016.

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

Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued guidance that clarifies how entities should classify certain cash receipts and payments on the statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions including debt prepayment or extinguishment costs, (ii) contingent consideration arrangements related to a business combination, (iii) insurance claims and policies, (iv) distributions from equity method investees and (v) securitization transactions. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its statement of cash flows.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$554,132	$584,419
Acquired libraries, net of accumulated amortization	2,849	3,612
Completed and not released	63,534	33,806
In progress	276,279	421,687
In development	35,031	28,148
Product inventory	22,730	20,693
	954,555	1,092,365
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	194,049	189,246
In progress	174,462	191,161
In development	5,732	5,524
	374,243	385,931
	$1,328,798	$1,478,296
The Company expects approximately 49% of completed films and television programs, net of accumulated amortization, will be amortized during the one-year period ending September 30, 2017. Additionally, the Company expects approximately 81% of completed and released films and television programs, net of accumulated amortization and excluding acquired libraries, will be amortized during the three-year period ending September 30, 2019.
During the three and six months ended September 30, 2016 and 2015, the Company performed fair value measurements related to certain films. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and six months ended September 30, 2016, the Company recorded $4.4 million and $6.3 million, respectively, of fair value film write-downs, as compared to $7.8 million and $8.5 million, respectively, of fair value film write-downs recorded during the three and six months ended September 30, 2015.

3. Investments
The carrying amounts of investments, by category, at September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Equity method investments	$312,234	$297,546
Available-for-sale securities	146,862	123,978
Cost method investments	43,191	42,822
	$502,287	$464,346

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016
Equity Method Investee	Ownership Percentage	September 30, 2016	March 31, 2016
		(Amounts in thousands)
EPIX	31.2%	$187,864	$171,837
Pop	50.0%	99,012	98,719
Other	Various	25,358	26,990
		$312,234	$297,546
Equity interests in equity method investments for the three and six months ended September 30, 2016 and 2015 were as follows (income (loss)):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Equity Method Investee	2016	2015	2016	2015
	(Amounts in thousands)
EPIX	$5,070	$8,157	$16,027	$21,229
Pop	(2,388)	1,032	(2,074)	665
Other	(774)	(2,040)	(1,199)	(3,357)
	$1,908	$7,149	$12,754	$18,537
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $28.0 million. No distributions were received during the three and six months ended September 30, 2016 or 2015.
EPIX Financial Information:
The following table presents summarized balance sheet data as of September 30, 2016 and March 31, 2016 for EPIX:

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Current assets	$380,847	$355,735
Non-current assets	$412,167	$360,441
Current liabilities	$101,067	$90,837
Non-current liabilities	$27,083	$23,948
The following table presents the summarized statements of income for the three and six months ended September 30, 2016 and 2015 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Revenues	$98,580	$105,243	$196,875	$216,593
Expenses:
Operating expenses	71,199	70,153	120,350	133,090
Selling, general and administrative expenses	6,654	6,345	12,815	12,135
Operating income	20,727	28,745	63,710	71,368
Interest and other expense	(227)	(892)	(210)	(1,401)
Net income	$20,500	$27,853	$63,500	$69,967
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$20,500	$27,853	$63,500	$69,967
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	6,386	8,676	19,780	21,795
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(3,068)	(2,906)	(6,774)	(5,701)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1,752	2,387	3,021	5,135
Total equity interest income recorded	$5,070	$8,157	$16,027	$21,229
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The Company's partner in Pop, CBS TVG Inc. ("CBS"), has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the three and six months ended September 30, 2016, the Company made no contributions to Pop (2015 - none and $0.8 million, respectively).
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
Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital, a multi-platform digital media company with a strong presence in the youth market, to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 10.3%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
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

Available-for-Sale Securities:

The cost basis, unrealized losses and fair market value of available-for-sale securities are set forth below:

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Cost basis	$158,916	$158,916
Gross unrealized loss	(12,054)	(34,938)
Fair value	$146,862	$123,978

Starz. At September 30, 2016 and March 31, 2016, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of its newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange"). The Exchange Agreement placed certain restrictions on the ability to transfer the shares issued by the Company.

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

As of September 30, 2016, the Company's investment in Starz was in an unrealized loss position, however due to the fluctuation of the security's market price in an active market and the short-term duration of the unrealized loss, the Company has the intent and ability to hold the securities until the fair value recovers. As of November 7, 2016, the fair value of the Company's minority interest in Starz was $155.2 million, compared to the Company's original cost basis of $158.9 million.

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

4. Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Prepaid expenses and other	$60,783	$57,725
Finite-lived intangible assets	10,424	11,350
	$71,207	$69,075
Prepaid Expenses and Other. Prepaid expenses and other primarily include prepaid expenses, security deposits, and other assets.
Finite-lived Intangible Assets. Finite-lived intangibles consist primarily of noncompete agreements, trademarks and trade names, and sales agency relationships. The composition of the Company's finite-lived intangible assets and the associated accumulated amortization is as follows as of September 30, 2016 and March 31, 2016:

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Finite-lived intangible assets:
Noncompete agreements	$9,500	$1,052	$8,448	$9,500	$449	$9,051
Trademarks and trade names	8,600	6,699	1,901	8,600	6,451	2,149
Sales agency relationships	6,200	6,125	75	6,200	6,050	150
	$24,300	$13,876	$10,424	$24,300	$12,950	$11,350

Amortization expense associated with the Company's intangible assets for the three and six months ended September 30, 2016 was approximately $0.5 million and $0.9 million, respectively (2015 - $0.4 million and $0.6 million, respectively). Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2017 through 2021 is estimated to be approximately $0.9 million, $1.4 million, $1.4 million, $1.4 million, and $1.4 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Corporate Debt

The total carrying values of corporate debt of the Company, excluding film obligations and production loans, were as follows as of September 30, 2016 and March 31, 2016, and are reflected net of unamortized debt issuance costs and unamortized discount if applicable:

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Senior revolving credit facility, net of debt issuance costs of $3,197 (March 31, 2016 - $4,864)	$297,803	$156,136
5.25% Senior Notes, net of debt issuance costs of $3,311 (March 31, 2016 - $4,204)	221,689	220,796
Term Loan Due 2022, net of debt issuance costs of $10,803 (March 31, 2016 - $11,793)	389,197	388,207
Convertible senior subordinated notes, net of debt issuance costs and unamortized discount of $710 (March 31, 2016 - $1,866)	101,140	99,984
	$1,009,829	$865,123

The following table sets forth future annual contractual principal payment commitments of corporate debt as of September 30, 2016:

	Conversion Price Per Share at September 30, 2016	Maturity Date	Year Ended March 31,
Debt Type			2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in thousands)
Senior revolving credit facility	N/A	September 2017	$—	$301,000	$—	$—	$—	$—	$301,000
5.25% Senior Notes	N/A	August 2018	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	N/A	March 2022	—	—	—	—	—	400,000	400,000
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	$10.21	January 2017	41,850	—	—	—	—	—	41,850
April 2013 1.25% Notes	$29.19	April 2018	—	—	60,000	—	—	—	60,000
			$41,850	$301,000	$285,000	$—	$—	$400,000	1,027,850
Less aggregate unamortized discount & debt issuance costs									(18,021)
									$1,009,829

Senior Revolving Credit Facility
Availability of Funds. The senior revolving credit facility provides for borrowings and letters of credit up to an aggregate of $800.0 million, and at September 30, 2016 there was $499.0 million available (March 31, 2016 — $639.0 million). The availability of funds is limited by a borrowing base and also reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at September 30, 2016 (March 31, 2016 — none).
Maturity Date. September 27, 2017.
Interest. Interest is payable at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5%, as designated by the Company. As of September 30, 2016, borrowings under the senior revolving credit facility bore interest of 2.5% over the LIBOR rate (effective interest rate of 3.03% and 2.94% on borrowings outstanding as of September 30, 2016 and March 31, 2016, respectively).

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
Covenants. The senior revolving credit facility contains a number of covenants that, among other things, require the Company to satisfy certain financial covenants and restrict the ability of the Company to incur additional debt, pay dividends, make certain investments and acquisitions, repurchase its stock, prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. As of September 30, 2016, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.25% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2016, the Company was in compliance with all applicable covenants.

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

Covenants. Substantially similar to the 5.25% Senior Notes discussed above. As of September 30, 2016, the Company was in compliance with all applicable covenants.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at September 30, 2016 and March 31, 2016:

	Maturity Date	Conversion Price Per Share at September 30, 2016	September 30, 2016			March 31, 2016
Convertible Senior Subordinated Notes			Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount
			(Amounts in thousands)
January 2012 4.00% Notes	January 11, 2017	$10.21	$41,850	$(691)	$41,159	$41,850	$(1,840)	$40,010
April 2013 1.25% Notes	April 15, 2018	$29.19	60,000	(19)	59,981	60,000	(26)	59,974
			$101,850	$(710)	$101,140	$101,850	$(1,866)	$99,984

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

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the six months ended September 30, 2015 (none in the six months ended September 30, 2016):

Six Months Ended
September 30,
2015
(Amounts in thousands, except share amounts)
April 2009 3.625% Notes
Principal amount converted	$16,162
Common shares issued upon conversion	1,983,058
Weighted average conversion price per share	$8.15

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense. Interest expense recognized for the convertible senior subordinated notes for the three and six months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Interest Expense
Contractual interest coupon	$605	$606	$1,212	$1,155
Amortization of discount on liability component and debt issuance costs	580	529	1,148	1,046
	$1,185	$1,135	$2,360	$2,201

6. Participations and Residuals
The Company expects approximately 65% of accrued participations and residuals will be paid during the one-year period ending September 30, 2017.

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's unaudited condensed consolidated balance sheet and amounted to $126.5 million at September 30, 2016 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

7. Film Obligations and Production Loans

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Film obligations	$44,576	$24,989
Production loans, net of debt issuance costs of $838 (March 31, 2016 - $342)	468,102	690,029
Total film obligations and production loans	$512,678	$715,018

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual repayment of film obligations and production loans as of September 30, 2016:

	Six Months Ending
	March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in thousands)
Film obligations	$42,560	$1,085	$1,000	$—	$—	$—	$44,645
Production loans	285,786	183,154	—	—	—	—	468,940
	$328,346	$184,239	$1,000	$—	$—	$—	$513,585
Less imputed interest on film obligations and debt issuance costs on production loans							(907)
							$512,678
Film Obligations
Film obligations include minimum guarantees, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.53% to 3.79%.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2016 and March 31, 2016:

	September 30, 2016			March 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in thousands)
Available-for-sale securities (see Note 3):
Starz Series A common stock	$66,062	$—	$66,062	$55,768	$—	$55,768
Starz Series B common stock	—	80,800	80,800	—	68,210	68,210

Forward exchange contracts (see Note 18)	—	7,085	7,085	—	9,417	9,417

Liabilities:
Forward exchange contracts (see Note 18)	—	(158)	(158)	—	(748)	(748)
	$66,062	$87,727	$153,789	$55,768	$76,879	$132,647

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2016 and March 31, 2016:

	September 30, 2016		March 31, 2016
	(Amounts in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's Mandatorily Redeemable Preferred Stock Units	$99,012	$114,500	$98,719	$114,500

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
January 2012 4.00% Notes	41,159	42,135	40,010	41,477
April 2013 1.25% Notes	59,981	56,950	59,974	54,188
Production loans	468,102	468,940	690,029	690,371
5.25% Senior Notes	221,689	239,063	220,796	229,500
Term Loan	389,197	404,500	388,207	400,500
	$1,180,128	$1,211,588	$1,399,016	$1,416,036

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
At the time of the Merger Agreement, Lionsgate had commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility. See Note 20 - Subsequent Events for further information.
In connection with the Merger Agreement, on June 30, 2016, Lions Gate entered into a Stock Exchange Agreement (the "Starz Exchange Agreement") with Orion Arm Acquisition Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Lions Gate Entertainment Corp. ("Merger Sub") and certain stockholders of Starz (the "Exchange Stockholders"), pursuant to which, if the Merger Agreement is terminated (1) by Lionsgate because Starz' board of directors changes its recommendation in favor of the transactions (2) by Starz in order to enter into a superior transaction or (3) by either party because Starz' stockholders fail to approve the transactions, then the Exchange Stockholders will sell to Merger Sub all shares of Starz Series B Common Stock held by the Exchange Stockholders (the "Starz Exchange Shares"), which as of June 30, 2016 constituted approximately 69.9% of the total voting power of the issued and outstanding shares of Starz Series B Common Stock, in exchange for per share consideration of $7.26 in cash and 1.2642 newly issued shares of Lionsgate Common Stock (the "Lions Gate Exchange Shares"). At the election of Dr. John C. Malone, or if Lionsgate should fail to receive the required stockholder approval to issue the Lions Gate Exchange Shares, the Exchange Stockholders will instead receive per share consideration of $36.30 in cash for each Starz Exchange Share. Lions Gate plans to seek such required stockholder approval at the same meeting where it will seek the required approvals pursuant to the Merger Agreement.

The Merger Agreement contains certain termination rights for Lions Gate and Starz. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may generally extend to March 31, 2017 if the only closing condition that would not have been met was related to the receipt of certain regulatory approvals); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s board of directors changes its recommendation in favor of the transactions; (6) if the other party materially breaches its non-solicitation covenant; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Merger Agreement can also be terminated by Starz (x) in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement) or (y) if Lions Gate fails to consummate the Merger when otherwise required because of a failure to receive its debt financing.

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
A description of the Merger Agreement and other transactional documents was disclosed by the Company on a Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 1, 2016. On August 1, 2016, the Company filed a Form S-4 Registration Statement with the SEC, as amended, which includes detailed information regarding the merger.
Acquisition of Pilgrim Media Group. On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Media Group"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $201.7 million.
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
The acquisition was accounted for as a purchase, with the results of operations of Pilgrim Media Group included in the Company's consolidated results from November 12, 2015. The purchase price of Pilgrim Media Group has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The allocation of the purchase price, including the fair value of redeemable noncontrolling interest recognized, is as follows:

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
$201,656

Goodwill of $211.5 million represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the opportunity for synergies of the combined companies to grow and diversify the Company's television operations by adding nonfiction programming to complement its existing scripted production and syndication operations and leverage the strength of the Company's global distribution infrastructure. The goodwill recorded as part of this acquisition is included in the Television

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production segment. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

The following unaudited pro forma condensed consolidated statement of operations information presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Media Group as described above occurred on April 1, 2015. The statements of operations information below includes the statement of income of Pilgrim Media Group for the six months ended June 30, 2015 combined with the Company's statement of operations for the six months ended September 30, 2015.

Six Months Ended
September 30,
2015
(Amounts in thousands, except per share amounts)
Revenues	$964,348
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(2,438)
Basic Net Loss Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$(0.02)
Diluted Net Loss Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$(0.02)
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $7.7 million attributable to the noncontrolling shareholder expensed in connection with the transaction, as well as $3.4 million of acquisition-related costs that were expensed in general and administrative expenses during the year ended March 31, 2016.
There were no changes in the carrying amount of goodwill by reporting segment in the three and six months ended September 30, 2016.

10. Redeemable Noncontrolling Interest

In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, subject to a cap, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's unaudited condensed consolidated balance sheets.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group, who will continue in this role pursuant to an employment contract entered into at the time of closing. Pursuant to the operating agreement, if the employment of the noncontrolling interest holder is terminated, under certain circumstances as defined in the operating agreement, the Company can call and the noncontrolling interest holder can put the noncontrolling interest at a discount to fair value. The amount of the discount related to the 17.5% noncontrolling interest is being expensed through the five-year call period, and the portion of the discount related to the remaining noncontrolling interest is being expensed over the seven-year call period. The amounts are included in general and administrative expense of Pilgrim Media Group and reflected as an addition to redeemable noncontrolling interest.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

Six Months Ended
September 30,
2016
(Amounts in thousands)
Beginning balance	$90,525
Net loss of Pilgrim Media Group attributable to noncontrolling interest	(260)
Noncontrolling interest discount accretion	2,500
Adjustments to redemption value	3,569
Cash distributions	(3,309)
Ending balance	$93,025

11. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and six months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(17,458)	$(42,069)	$(16,204)	$(1,385)
Denominator:
Weighted average common shares outstanding	147,804	148,345	147,511	147,984
Basic and diluted net loss per common share	$(0.12)	$(0.28)	$(0.11)	$(0.01)

The exercise of common share equivalents including stock options, the conversion of convertible senior subordinated notes and restricted share units ("RSUs") could potentially dilute net income (loss) per share in the future, but were not reflected in diluted net loss per common share during the periods presented because their effect is anti-dilutive.

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized common shares at September 30, 2016 and March 31, 2016. The table below outlines common shares reserved for future issuance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2016	March 31, 2016
	(Amounts in thousands)
Stock options outstanding, average exercise price $26.88 (March 31, 2016 - $24.55)	14,040	15,332
Restricted share units — unvested	1,318	1,647
Share purchase options and restricted share units available for future issuance	968	2,093
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.21 per share (March 31, 2016 - $10.26)	4,099	4,079
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2016 - $29.32)	2,055	2,046
Shares reserved for future issuance	22,480	25,197

The Company's 2012 Performance Incentive Plan was amended on October 3, 2016 (the "2012 Plan") to provide for the issuance of up to 31.6 million (an increase of 4.0 million) common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2016, and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Compensation Expense:
Stock Options	$8,481	$10,289	$16,206	$19,523
Restricted Share Units and Other Share-based Compensation	13,156	7,103	27,611	14,460
Share Appreciation Rights	—	—	—	288
	21,637	17,392	43,817	34,271
Impact of accelerated vesting on stock options and restricted share units(1)	2,383	—	2,383	—
Total share-based compensation expense	$24,020	$17,392	$46,200	$34,271

Tax impact(2)	(8,355)	(6,378)	(16,040)	(12,567)
Reduction in net income	$15,665	$11,014	$30,160	$21,704
___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for stock options and restricted share units pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option and restricted share unit activity during the six months ended September 30, 2016:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2016	16,093,896	$23.83	1,647,432	$31.74
Granted	1,197,067	$27.66	1,390,073	$20.93
Options exercised or RSUs vested	(2,132,038)	$9.76	(1,626,789)	$24.64
Forfeited or expired	(356,589)	$31.36	(92,582)	$32.44
Outstanding at September 30, 2016	14,802,336	$25.99	1,318,134	$29.05
There were no excess tax benefits realized from tax deductions associated with option exercises and RSU activity for the six months ended September 30, 2016 (2015 - none).
Total unrecognized compensation cost related to unvested stock options and restricted share unit awards at September 30, 2016 are $34.5 million and $24.5 million, respectively, and are expected to be recognized over a weighted average period of 1.0 and 1.6 years, respectively.

(c) Dividends

On September 22, 2016, the Company announced that, as contemplated in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 1, 2016, as amended, its Board of Directors suspended the Company’s quarterly cash dividend beginning immediately due to its anticipated merger with Starz.

(d) Shareholder Transactions

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 common shares, no par value per share, of the Company from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, were included in general and administration expense in the consolidated statement of income for the year ended March 31, 2016. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 20.4% of the Company’s outstanding common stock as of November 1, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

13. Income Taxes
In the quarter ended September 30, 2016, the Company determined that a small change in its estimated pretax results for the year ending March 31, 2017 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $53.6 million and $79.9 million for the three and six months ended September 30, 2016, respectively, based on the actual taxes attributable to its year-to-date earnings. This tax benefit is primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision for the three and six months ended September 30, 2015 was calculated by estimating the Company's annual effective tax rate, and then applying the effective tax rate to income before income taxes for the period, along with any items that relate discretely to the period.
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

14. Government Assistance
Tax credits earned for film and television production activity for the three and six months ended September 30, 2016 and 2015 totaled $30.1 million and $54.2 million, respectively (2015 - $85.9 million and $103.6 million, respectively) and are recorded as a reduction of the cost of the related film and television program. Accounts receivable at September 30, 2016 includes $290.7 million with respect to tax credits receivable (March 31, 2016 - $257.1 million).
The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims have generally not been material historically.

15. Segment Information
The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company has two reportable business segments as of September 30, 2016: Motion Pictures and Television Production.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Segment revenues
Motion Pictures	$464,398	$353,929	$826,875	$629,317
Television Production	175,136	122,830	366,234	256,383
	$639,534	$476,759	$1,193,109	$885,700
Gross segment contribution
Motion Pictures	$27,700	$18,376	$84,133	$98,000
Television Production	20,325	9,554	38,069	32,703
	$48,025	$27,930	$122,202	$130,703
Segment general and administration
Motion Pictures	$21,078	$18,766	$42,096	$36,967
Television Production	8,233	4,521	15,034	8,903
	$29,311	$23,287	$57,130	$45,870
Segment profit (loss)
Motion Pictures	$6,622	$(390)	$42,037	$61,033
Television Production	12,092	5,033	23,035	23,800
	$18,714	$4,643	$65,072	$84,833

Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Gross segment contribution amounts for the three and six months ended September 30, 2015 reflect the reclassification of $2.9 million and $6.8 million, respectively, of backstopped P&A from Motion Pictures distribution and marketing expenses in order to be consistent with the current period presentation.
Segment profit is defined as gross segment contribution less segment general and administration expenses. The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Company’s total segment profit	$18,714	$4,643	$65,072	$84,833
Share-based compensation expense	(21,637)	(17,392)	(43,817)	(34,271)
Restructuring and other items(1)	(10,257)	(4,207)	(17,688)	(4,207)
Non-cash imputed interest charge(2)	(340)	—	(961)	—
Purchase accounting and related adjustments(3)	(4,599)	—	(10,153)	—
Start-up losses of new business initiatives(4)	(8,748)	(416)	(18,318)	(416)
Backstopped prints and advertising expense(5)	(8,114)	2,879	(8,258)	6,813
General and administrative expenses for corporate and shared services	(18,837)	(22,275)	(36,102)	(43,525)
Depreciation and amortization	(4,347)	(2,520)	(9,963)	(4,350)
Operating income (loss)	(58,165)	(39,288)	(80,188)	4,877
Interest expense	(15,882)	(12,630)	(31,116)	(25,255)
Interest and other income	1,231	555	2,180	1,155
Equity interests income	1,908	7,149	12,754	18,537
Loss before income taxes	$(70,908)	$(44,214)	$(96,370)	$(686)
___________________

(1)
Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, included in general and administrative expense. Amounts in the three and six months ended September 30, 2016 primarily represent professional fees associated with the Starz Transaction (see Note 9) and certain severance costs, of which approximately $2.4 million are non-cash charges resulting from the acceleration of vesting of stock awards (see Note 12). Amounts in the three and six months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that the Company is no longer participating in, and professional fees associated with certain strategic transactions.

(2)	Non-cash imputed interest charge represents a charge associated with the interest cost of long-term accounts receivable for Television Production licensed product that become due beyond one-year.

(3)
Purchase accounting and related adjustments in the three and six months ended September 30, 2016 represent the incremental amortization expense associated with the non-cash fair value adjustments on television assets of $3.3 million and $7.7 million, respectively, included in direct operating expense resulting from the application of purchase accounting and the charge of $1.3 million and $2.5 million, respectively, included in general and administrative expense related to the accretion of the noncontrolling interest discount (see Note 10).

(4)
Start-up losses of new business initiatives represent losses associated with the Company's direct to consumer initiatives including its subscription video-on-demand platforms. In the three and six months ended September 30, 2016, $3.2 million and $5.9 million, respectively, of the start-up losses are included in the Company's consolidated general and administrative expense (2015 - $0.4 million and $0.4 million, respectively).

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media as broken down by segment for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Segment revenues:
Motion Pictures
Theatrical	$62,020	$26,285	$109,210	$49,397
Home Entertainment	157,498	147,006	300,998	262,432
Television	69,326	59,883	122,663	108,325
International	168,250	107,803	282,025	192,606
Other	7,304	12,952	11,979	16,557
Total Motion Pictures revenues	$464,398	$353,929	$826,875	$629,317
Television Production
Domestic Television	154,424	87,928	307,427	146,919
International	15,916	26,439	43,651	85,839
Home Entertainment	3,246	6,462	10,025	20,541
Other	1,550	2,001	5,131	3,084
Total Television Production revenues	$175,136	$122,830	$366,234	$256,383
Total revenues	$639,534	$476,759	$1,193,109	$885,700

The following table sets forth significant assets as broken down by segment and other unallocated assets as of September 30, 2016 and March 31, 2016:

	September 30, 2016			March 31, 2016
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in thousands)
Significant assets by segment
Accounts receivable	$477,722	$475,529	$953,251	$557,532	$491,757	$1,049,289
Investment in films and television programs, net	954,555	374,243	1,328,798	1,092,365	385,931	1,478,296
Goodwill	294,367	240,413	534,780	294,367	240,413	534,780
	$1,726,644	$1,090,185	$2,816,829	$1,944,264	$1,118,101	$3,062,365
Other unallocated assets (primarily cash, other assets, and investments)			948,129			771,874
Total assets			$3,764,958			$3,834,239

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs as broken down by segment for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Acquisition of investment in films and television programs
Motion Pictures	$98,131	$129,185	$257,501	$364,422
Television Production	98,528	90,424	189,169	171,048
	$196,659	$219,609	$446,670	$535,470

Purchases of property and equipment amounted to $3.4 million and $6.3 million for the three and six months ended September 30, 2016, respectively, and $3.6 million and $6.9 million for the three and six months ended September 30, 2015, respectively, primarily pertaining to purchases for the Company’s corporate headquarters.

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

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware: Freedman v. Malone, et al., C.A. No. 12571-VCG; Oklahoma Police Pension & Retirement System v. Malone, et al., C.A. No. 12584-VCG; The Firemen’s Retirement System of St. Louis v. Malone, et al., C.A. No. 12596-VCG; City of Cambridge Retirement System v. Malone, et al., C.A. No. 12598-VCG; Norfolk County Retirement System v. Malone, et al., C.A. No. 12599-VCG; City of Providence v. Starz, et al., C.A. No. 12604; and Teamsters Local 170 Pension Fund v. Lions Gate Entertainment Corp., et al., C.A. No. 12705. The complaints name as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. Some of the complaints also name as defendants Starz, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett, Hilltop Investments, LLC (“Hilltop”), Dr. Rachesky and LionTree. The complaints allege, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement; that Dr. Malone (and, in one action, Mr. Bennett) is a controlling stockholder who breached fiduciary duties owed to other Starz stockholders in connection with the merger (and, in certain of the actions, by entering into the exchange agreement); and that some or all of Starz, Lions Gate, Merger Sub, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett, Hilltop, and LionTree aided and abetted such breaches of fiduciary duty. Some or all of the complaints seek, among other relief, rescission of the proposed merger, an injunction to prevent the merger from proceeding, a judgment declaring the exchange agreement is invalid and void, damages, and/or attorneys’ fees. The actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. On August 18, 2016, plaintiffs in the consolidated action filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion.

On August 9, 2016, a putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted such breaches of fiduciary duty.

On October 7, 2016, a putative class action complaint was filed by a purported Lions Gate stockholder in the Supreme Court of the State of New York for the County of Nassau: Levy v. Malone, et al., Index No. 607759/2016. The complaint names as defendants Lions Gate and the members of its board of directors. The complaint alleges, among other things, that the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

members of the Lions Gate board of directors breached fiduciary duties owed to Lions Gate stockholders and/or aided and abetted breaches of fiduciary duties by others in connection with the proposed merger, and that Lions Gate and the members of its board of directors failed to disclose material information in the amended joint proxy statement/prospectus on Form S-4/A filed on September 7, 2016 in connection with the proposed merger. Defendants believe that the complaints are without merit and intend to defend the actions vigorously.

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

The following tables present condensed consolidating financial information as of September 30, 2016 and March 31, 2016, and for the six months ended September 30, 2016 and 2015 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
BALANCE SHEET
Assets
Cash and cash equivalents	$1,354	$55,329	$49,270	$—	$105,953
Restricted cash	—	2,900	—	—	2,900
Accounts receivable, net	862	1,935	950,454	—	953,251
Investment in films and television programs, net	—	6,462	1,322,336	—	1,328,798
Property and equipment, net	—	36,438	6,217	—	42,655
Investments	40,072	15,526	446,689	—	502,287
Goodwill	10,172	—	524,608	—	534,780
Other assets	3,790	39,753	32,785	(5,121)	71,207
Deferred tax assets	—	210,163	12,964	—	223,127
Subsidiary investments and advances	1,721,926	1,644,298	3,113,325	(6,479,549)	—
	$1,778,176	$2,012,804	$6,458,648	$(6,484,670)	$3,764,958
Liabilities and Shareholders' Equity (Deficiency)
Senior revolving credit facility	$297,803	$—	$—	$—	$297,803
5.25% Senior Notes	221,689	—	—	—	221,689
Term Loan	389,197	—	—	—	389,197
Accounts payable and accrued liabilities	12,383	76,082	260,225	—	348,690
Participations and residuals	—	3,528	648,066	—	651,594
Film obligations and production loans	—	—	512,678	—	512,678
Convertible senior subordinated notes	—	101,140	—	—	101,140
Deferred revenue	—	3,599	288,439	—	292,038
Intercompany payable	—	2,246,129	2,409,403	(4,655,532)	—
Redeemable noncontrolling interest	—	—	93,025	—	93,025
Total shareholders' equity (deficiency)	857,104	(417,674)	2,246,812	(1,829,138)	857,104
	$1,778,176	$2,012,804	$6,458,648	$(6,484,670)	$3,764,958

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$8,823	$1,184,286	$—	$1,193,109
EXPENSES:
Direct operating	6	1,464	751,714	—	753,184
Distribution and marketing	—	460	346,532	—	346,992
General and administration	1,297	92,387	70,111	(637)	163,158
Depreciation and amortization	—	5,857	4,106	—	9,963
Total expenses	1,303	100,168	1,172,463	(637)	1,273,297
OPERATING INCOME (LOSS)	(1,303)	(91,345)	11,823	637	(80,188)
Other expenses (income):
Interest expense	22,869	114,169	91,471	(197,393)	31,116
Interest and other income	(107,808)	—	(91,489)	197,117	(2,180)
Total other expenses (income)	(84,939)	114,169	(18)	(276)	28,936
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	83,636	(205,514)	11,841	913	(109,124)
Equity interests income (loss)	(96,890)	24,108	13,604	71,932	12,754
INCOME (LOSS) BEFORE INCOME TAXES	(13,254)	(181,406)	25,445	72,845	(96,370)
Income tax provision (benefit)	2,950	(84,516)	11,156	(9,496)	(79,906)
NET INCOME (LOSS)	(16,204)	(96,890)	14,289	82,341	(16,464)
Less: Net loss attributable to noncontrolling interest	—	—	—	260	260
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(16,204)	$(96,890)	$14,289	$82,601	$(16,204)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in thousands)
NET INCOME (LOSS)	$(16,204)	$(96,890)	$14,289	$82,341	$(16,464)
Foreign currency translation adjustments, net of tax	(5,485)	(8,901)	(9,090)	17,991	(5,485)
Net unrealized gain on available-for-sale securities, net of tax	22,884	—	22,884	(22,884)	22,884
Net unrealized gain on foreign exchange contracts, net of tax	(2,986)	—	(2,986)	2,986	(2,986)
COMPREHENSIVE INCOME (LOSS)	(1,791)	(105,791)	25,097	80,434	(2,051)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	260	260
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,791)	$(105,791)	$25,097	$80,694	$(1,791)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(85,736)	$32,731	$247,403	$—	$194,398
INVESTING ACTIVITIES:
Investment in equity method investees	—	(1,000)	(4,344)	—	(5,344)
Distributions from equity method investees	—	—	2,263	—	2,263
Purchases of property and equipment	—	(4,493)	(1,808)	—	(6,301)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(5,493)	(3,889)	—	(9,382)
FINANCING ACTIVITIES:
Senior revolving credit facility - borrowings	454,000	—	—	—	454,000
Senior revolving credit facility - repayments	(314,000)	—	—	—	(314,000)
Production loans - borrowings	—	—	152,296	—	152,296
Production loans - repayments	—	—	(373,726)	—	(373,726)
Dividends paid	(26,819)	—	—	—	(26,819)
Distributions to noncontrolling interest	—	—	(3,309)	—	(3,309)
Exercise of stock options	500	—	—	—	500
Tax withholding required on equity awards	(27,253)	—	—	—	(27,253)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	86,428	—	(224,739)	—	(138,311)
NET CHANGE IN CASH AND CASH EQUIVALENTS	692	27,238	18,775	—	46,705
FOREIGN EXCHANGE EFFECTS ON CASH	8	—	1,498	—	1,506
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	654	28,091	28,997	—	57,742
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,354	$55,329	$49,270	$—	$105,953

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in thousands)
STATEMENT OF OPERATIONS
Revenues	$—	$14,215	$872,182	$(697)	$885,700
EXPENSES:
Direct operating	597	(163)	522,686	—	523,120
Distribution and marketing	—	3,530	221,534	—	225,064
General and administration	3,042	78,875	47,197	(825)	128,289
Depreciation and amortization	—	3,747	603	—	4,350
Total expenses	3,639	85,989	792,020	(825)	880,823
OPERATING INCOME (LOSS)	(3,639)	(71,774)	80,162	128	4,877
Other expenses (income):
Interest expense	18,294	107,134	83,947	(184,120)	25,255
Interest and other income	(101,066)	(316)	(83,639)	183,866	(1,155)
Total other expenses (income)	(82,772)	106,818	308	(254)	24,100
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	79,133	(178,592)	79,854	382	(19,223)
Equity interests income (loss)	(80,554)	96,699	20,298	(17,906)	18,537
INCOME (LOSS) BEFORE INCOME TAXES	(1,421)	(81,893)	100,152	(17,524)	(686)
Income tax provision (benefit)	(36)	(1,339)	2,516	(442)	699
NET INCOME (LOSS)	(1,385)	(80,554)	97,636	(17,082)	(1,385)
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,385)	$(80,554)	$97,636	$(17,082)	$(1,385)

	Six Months Ended
	September 30, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in thousands)
NET INCOME (LOSS)	$(1,385)	$(80,554)	$97,636	$(17,082)	$(1,385)
Foreign currency translation adjustments, net of tax	1,993	3,136	(2,162)	(974)	1,993
Net unrealized gain on available-for-sale securities, net of tax	12,002		12,002	(12,002)	12,002
Net unrealized gain on foreign exchange contracts, net of tax	2,994	—	2,994	(2,994)	2,994
COMPREHENSIVE INCOME (LOSS)	$15,604	$(77,418)	$110,470	$(33,052)	$15,604
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$15,604	$(77,418)	$110,470	$(33,052)	$15,604

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of September 30, 2016, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 18 months from September 30, 2016):

September 30, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.9	in exchange for	$1.2	£0.71
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$24.6	in exchange for	$18.8	C$1.31
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2016 were losses, net of tax, of $0.4 million and $3.0 million, respectively (2015 - gains, net of tax, of $3.0 million and $3.0 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months and six months ended September 30, 2016 were nil and $0.4 million, respectively (2015 - gain of nil and $0.1 million, respectively) and are included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of September 30, 2016, $7.1 million was included in other assets and $0.2 million in accounts payable and accrued liabilities (March 31, 2016 - $9.4 million in other assets and $0.7 million in accounts payable and accrued liabilities) in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and six months ended September 30, 2016, the Company reclassified a loss of $0.6 million and a gain of $2.9 million, respectively, out of accumulated other comprehensive loss into earnings. As of September 30, 2016, based on the current release schedule, the Company estimates approximately $1.1 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending September 30, 2017.

19. Supplementary Cash Flow Statement Information

The supplemental schedule of non-cash financing activities for the six months ended September 30, 2015 is presented below (none in the six months ended September 30, 2016).

Six Months Ended
September 30,
2015
(Amounts in thousands)
Non-cash financing activities:
Accrued dividends (see Note 12)	$13,200
Conversions of convertible senior subordinated notes (see Note 5)	$16,162

There were no significant non-cash investing activities for the six months ended September 30, 2016 and 2015.

20. Subsequent Events

At the time of the Merger Agreement (June 30, 2016), Lionsgate had commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility.

On October 27, 2016, the Company closed a private offering of $520 million of senior notes due 2024 (the "5.875% Notes"). The 5.875% Notes bear interest at a rate of 5.875% per annum. The 5.875% Notes replace the $520 million unsecured bridge facility mentioned in the preceding paragraph.

On October 13, 2016, the Company announced that the lead arrangers for its new proposed senior secured credit facilities have allocated the loans under the Company’s $2.0 billion (reflecting an increase from the original commitment of $1.9 billion) term loan B facility. The Company expects that the term loan B facility will be issued at 99.5% and will bear interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00%. The commitments with respect to the revolving credit facility, term loan A facility, term loan B facility and the unsecured bridge facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation, which is expected to occur concurrently with or in advance of the consummation of the Merger.

The Company expects that the revolving credit facility and the term loan A facility will initially bear interest at a rate per annum equal to LIBOR plus 2.50%, subject to reductions in the interest rate of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios.

The Company expects to use the proceeds of the 5.875% Notes, term loan A facility, term loan B facility, and the unsecured bridge facility, as well as a portion of the revolving credit facility, currently expected to be $50 million to finance a portion of the consideration and transaction costs for its proposed merger with Starz and the associated transactions.

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
At the time of the Merger Agreement, Lionsgate had commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility.

On October 27, 2016, the Company closed a private offering of $520 million of senior notes due 2024 (the "5.875% Notes"). The 5.875% Notes bear interest at a rate of 5.875% per annum. The 5.875% Notes replace the $520 million unsecured bridge facility mentioned in the preceding paragraph.
On October 13, 2016, the Company announced that the lead arrangers for its new proposed senior secured credit facilities have allocated the loans under the Company’s $2.0 billion (reflecting an increase from the original commitment of $1.9 billion) term loan B facility. The Company expects that the term loan B facility will be issued at 99.5% and will bear interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00%. The commitments with respect to the revolving credit facility, term loan A facility, term loan B facility and the unsecured bridge facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation, which is expected to occur concurrently with or in advance of the consummation of the Merger.
The Company expects that the revolving credit facility and the term loan A facility will initially bear interest at a rate per annum equal to LIBOR plus 2.50%, subject to reductions in the interest rate of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios.
The Company expects to use the proceeds of the 5.875% Notes, term loan A facility, term loan B facility, and the unsecured bridge facility, as well as a portion of the revolving credit facility currently expected to be $50 million to finance a portion of the consideration and transaction costs for its proposed merger with Starz and the associated transactions.
In connection with the Merger Agreement, on June 30, 2016, Lions Gate entered into a Stock Exchange Agreement (the "Starz Exchange Agreement") with Orion Arm Acquisition Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Lions Gate Entertainment Corp. ("Merger Sub") and certain stockholders of Starz (the "Exchange Stockholders"), pursuant to which, if the Merger Agreement is terminated (1) by Lionsgate because Starz' board of directors changes its recommendation in favor of the transactions (2) by Starz in order to enter into a superior transaction or (3) by either party because Starz' stockholders fail to approve the transactions, then the Exchange Stockholders will sell to Merger Sub all shares of Starz Series B Common Stock held by the Exchange Stockholders (the "Starz Exchange Shares"), which as of June 30, 2016 constituted approximately 69.9% of the total voting power of the issued and outstanding shares of Starz Series B Common Stock, in exchange for per share consideration of $7.26 in cash and 1.2642 newly issued shares of Lionsgate Common Stock (the "Lions Gate Exchange Shares"). At the election of Dr. John C. Malone, or if Lionsgate should fail to receive the required stockholder approval to issue the Lions Gate Exchange Shares, the Exchange Stockholders will instead receive per share consideration of $36.30 in cash for each Starz Exchange Share. Lions Gate plans to seek such required stockholder approval at the same meeting where it will seek the required approvals pursuant to the Merger Agreement.
The Merger Agreement contains certain termination rights for Lions Gate and Starz. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may generally extend to March 31, 2017 if the only closing condition that would not have been met was related to the receipt of certain regulatory approvals); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s board of directors changes its recommendation in favor of the transactions; (6) if the other party materially breaches its non-solicitation covenant; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Merger Agreement can also be terminated by Starz (x) in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement) or (y) if Lions Gate fails to consummate the Merger when otherwise required because of a failure to receive its debt financing.
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
A description of the Merger Agreement and other transactional documents was disclosed by the Company on a Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 1, 2016. On August 1, 2016, the Company filed a Form S-4 Registration Statement with the SEC, as amended, which includes detailed information regarding the merger.
Revenues
Our revenues are derived from the Motion Pictures and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2016 and 2015.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.3 million and $2.4 million on our total revenue in the three and six months ended September 30, 2016, respectively (2015 - $1.3 million and $2.2 million, respectively).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended September 30, 2016, we calculate the income tax provision (benefit) using the cut-off method.
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
.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the three months ended September 30, 2016 and 2015. Due to the November 2015 acquisition of Pilgrim Media Group, LLC ("Pilgrim Media Group"), the three months ended September 30, 2016 includes the results of operations from Pilgrim Media Group within the Television Production segment, as compared to the three months ended September 30, 2015, which do not include the results of operations of Pilgrim Media Group (see Note 9 to our unaudited condensed consolidated financial statements). The revenue from Pilgrim Media Group titles was $43.0 million for the three months ended September 30, 2016.

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues
Motion Pictures	$464.4		$354.0		$110.4	31.2%
Television Production	175.1		122.8		52.3	42.6%
	$639.5		$476.8		$162.7	34.1%
Gross segment contribution(1)
Motion Pictures	$27.7	6.0%	$18.4	5.2%	$9.3	50.5%
Television Production	20.3	11.6	9.6	7.8	10.7	111.5%
	$48.0	7.5%	$28.0	5.9%	$20.0	71.4%
_________________________________________

(1)
Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charges, and backstopped prints and advertising ("P&A") expense (see Note 15 to our unaudited condensed consolidated financial statements). Gross segment contribution amounts for the three months ended September 30, 2015 reflect the reclassification of certain distribution and marketing expenses in order to be consistent with the current period presentation (see Distribution and Marketing Expenses below).

A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$157.5	$147.0	$10.5	7.1%
Television Production	3.2	6.5	(3.3)	(50.8)%
	$160.7	$153.5	$7.2	4.7%

Motion Pictures Revenue
The table below sets forth Motion Pictures revenue by media for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$62.0	$26.3	$35.7	135.7%
Home Entertainment	157.5	147.0	10.5	7.1%
Television	69.3	59.9	9.4	15.7%
International	168.3	107.8	60.5	56.1%
Other	7.3	13.0	(5.7)	(43.8)%
	$464.4	$354.0	$110.4	31.2%

Motion Pictures — Theatrical Revenue
The following table sets forth the components of theatrical revenue by product category for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Theatrical revenues
Feature Film(1)	$54.6	$20.8	$33.8	162.5%
Managed Brands(2)	2.8	1.5	1.3	86.7%
Other(3)	4.6	4.0	0.6	15.0%
	$62.0	$26.3	$35.7	135.7%
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
The following table sets forth the titles that represented a significant portion of theatrical revenue for the three months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
Deepwater Horizon	September 2016	Sicario	September 2015
Blair Witch	September 2016	Shaun the Sheep Movie	August 2015
The Wild Life	September 2016	American Ultra	August 2015
Mechanic: Resurrection	August 2016
Hell or High Water	August 2016
Nerve	July 2016
Café Society	July 2016
Now You See Me 2	June 2016

Theatrical revenue of $62.0 million increased $35.7 million, or 135.7%, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily driven by the performance of the films released in the current quarter and the greater number of films released in the current quarter as compared to the prior year's quarter. Deepwater Horizon was released on September 30, 2016, and therefore its contribution to revenues in the current quarter was limited to one day.

Motion Pictures — Home Entertainment Revenue

The following table sets forth our feature film titles released on home entertainment in the three months ended September 30, 2016 and 2015, in addition to other titles which contributed a significant amount of home entertainment revenue in the current and prior year's quarter, respectively:

Three Months Ended September 30,
2016		2015
	Packaged Media Release Date		Packaged Media Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
Now You See Me 2	September 2016	The Age of Adaline	September 2015
Criminal	July 2016	Child 44	August 2015
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	July 2016	The Divergent Series: Insurgent	August 2015
Gods of Egypt	May 2016	The D.U.F.F.	June 2015
The Choice	May 2016	Prior Theatrical Slates:
Dirty Grandpa	May 2016	Divergent	August 2014
Managed Brands:		Managed Brands:
Marauders	September 2016	Love & Mercy	September 2015
The Perfect Match	July 2016	Ex Machina	July 2015
I am Wrath	July 2016	Maggie	July 2015
The following table sets forth the components of home entertainment revenue by product category for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Feature Film:
Fiscal 2017 Theatrical Slate	$24.0	$5.2	$29.2	$—	$—	$—	$29.2
Fiscal 2016 Theatrical Slate	21.0	32.2	53.2	10.2	1.3	11.5	41.7
Fiscal 2015 Theatrical Slate	2.1	2.1	4.2	33.9	24.3	58.2	(54.0)
Prior Theatrical Slates	10.0	7.5	17.5	14.0	8.3	22.3	(4.8)
Total Feature Film	57.1	47.0	104.1	58.1	33.9	92.0	12.1
Managed Brands	33.2	18.7	51.9	37.7	15.9	53.6	(1.7)
Other	0.7	0.8	1.5	0.5	0.9	1.4	0.1
	$91.0	$66.5	$157.5	$96.3	$50.7	$147.0	$10.5
 ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.
Home entertainment revenue of $157.5 million increased $10.5 million, or 7.1%, in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily driven by the performance of our Feature Film titles released on packaged media and digital media in the current quarter as compared to the prior year's quarter. In particular, the successful performance of Now You See Me 2 in the current quarter more than offset a decrease in packaged media revenues from the performance of The Divergent Series: Allegiant in the current quarter as compared to the performance of The Divergent Series: Insurgent in the prior year's quarter. The slight decrease in Managed Brands was primarily due to revenues generated in this category from the titles listed in the table above in the current quarter, as compared to the prior year quarter.

Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the three months ended September 30, 2016 and 2015:

Three Months Ended September 30,
2016	2015
Feature Film:	Feature Film:
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
The Hunger Games: Mockingjay - Part 2	The Hunger Games: Mockingjay - Part 1
Norm of the North
Prior Theatrical Slates:	Prior Theatrical Slates:
Divergent	Now You See Me
The Expendables 2	The Twilight Saga: Breaking Dawn - Part 2
Meet the Browns
Rambo	Managed Brands:
The Single Moms Club	Kevin Hart: Let Me Explain

The following table sets forth the components of television revenue by product category for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Feature Film:
Fiscal 2016 Theatrical Slate	$18.7	$—	$18.7	n/m
Fiscal 2015 Theatrical Slate	1.0	14.7	(13.7)	(93.2)%
Prior Theatrical Slates	41.2	34.0	7.2	21.2%
Total Feature Film	60.9	48.7	12.2	25.1%
Managed Brands	7.5	11.0	(3.5)	(31.8)%
Other	0.9	0.2	0.7	350.0%
	$69.3	$59.9	$9.4	15.7%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.
Television revenue increased in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due primarily to a greater number of titles with television windows opening in the current quarter from our feature films, and in particular from our Prior Theatrical Slates.
Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the three months ended September 30, 2016 and 2015:

Three Months Ended September 30,
2016	2015
Feature Film:	Feature Film:
Fiscal 2017 Theatrical Slate:	Fiscal 2016 Theatrical Slate:
Deepwater Horizon	Child 44
Nerve	Sicario
Now You See Me 2
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	The Divergent Series: Insurgent
The Hunger Games: Mockingjay - Part 2	The Hunger Games: Mockingjay - Part 1
UK Third Party Product:	UK Third Party Product:
London Has Fallen	A Little Chaos
The following table sets forth the components of international revenue by product category for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
International revenues(1)
Feature Film:
Fiscal 2017 Theatrical Slate	$80.2	$—	$80.2	n/m
Fiscal 2016 Theatrical Slate	47.3	22.5	24.8	110.2%
Fiscal 2015 Theatrical Slate	2.6	47.3	(44.7)	(94.5)%
Prior Theatrical Slates	8.4	12.8	(4.4)	(34.4)%
Total Feature Film	138.5	82.6	55.9	67.7%
UK Third Party Product(2)	17.4	18.6	(1.2)	(6.5)%
Managed Brands	9.5	4.7	4.8	102.1%
Other	2.9	1.9	1.0	52.6%
	$168.3	$107.8	$60.5	56.1%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's quarter have been reclassified between product types in order to be consistent with the current quarter classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue increased in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to higher revenue from our feature films, and in particular, a significant contribution from Now You See Me 2 in the current quarter.

Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production
Domestic Television	$154.4	$87.9	$66.5	75.7%
International	15.9	26.4	(10.5)	(39.8)%
Home Entertainment
Digital	2.3	5.3	(3.0)	(56.6)%
Packaged Media	0.9	1.2	(0.3)	(25.0)%
Total Home Entertainment	3.2	6.5	(3.3)	(50.8)%
Other	1.6	2.0	(0.4)	(20.0)%
	$175.1	$122.8	$52.3	42.6%

Television Production - Domestic Television
Domestic television revenue increased in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to $43.0 million of domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015, and to a lesser extent, the mix of titles contributing revenue in the current quarter as compared to the prior year's quarter. Television episodes delivered for original exhibition during the three months ended September 30, 2016 and 2015 included the episode deliveries as shown in the tables below:

		Three Months Ended				Three Months Ended
		September 30, 2016				September 30, 2015
		Episodes	Hours			Episodes	Hours
Casual - Season 2	1/2 hr	5	2.5	Casual - Season 1	1/2hr	9	4.5
Feed The Beast - Season 1	1hr	3	3.0	Manhattan - Season 2	1hr	5	5.0
Graves	1/2 hr	4	2.0	Monica the Medium - Season 1	1hr	10	10.0
Guilt - Season 1	1hr	6	6.0	Nashville - Season 4	1hr	2	2.0
Orange Is The New Black - Season 5	1hr	2	2.0	Orange Is The New Black - Season 4	1hr	4	4.0
Other(1)	1/2hr	25	12.5	Other(1)	1/2hr & 1hr	14	7.5
		45	28.0			44	33.0
______________________

(1)
Other in the three months ended September 30, 2016 includes episodes delivered for Flea Market Flip (Season 8), Nightcap (Season 1), and Holey Foley (Season 1), among others. Other in the three months ended September 30, 2015 includes episodes delivered for DeSean Jackson: Home Team (Season 1), Flea Market Flip (Season 6), and Guilt.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended September 30, 2016 from Family Feud (Season 9), House of Payne, The Wendy Williams Show (Season 7), Celebrity Name Game (Season 2), and Anger Management, and from The Runner (Season 1), The Ultimate Fighter (Season 24), Wicked Tuna: Outer Banks (Season 3), Bring It! (Season 3) and Fast N' Loud (Season 4) as a result of the acquisition of Pilgrim Media Group. In the three months ended September 30, 2015, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game (Season 1), and Anger Management.

Television Production - International Revenue
International revenue in the three months ended September 30, 2016 decreased as compared to the three months ended September 30, 2015, primarily driven by contributions in the prior year's quarter from Orange Is the New Black (Seasons 1 - 4), which compared to revenue in the current quarter from Orange Is the New Black (Season 5) and Casual (Season 2).

Television Production - Home Entertainment Revenue
The decrease in home entertainment revenue is primarily due to a decrease in digital media revenue in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, driven by contributions in the prior year's quarter from Orange Is The New Black (Season 1) and Mad Men (Season 7).
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$175.8	$113.6	$289.4	$129.3	$71.5	$200.8
Participation and residual expense	54.6	34.6	89.2	55.1	32.3	87.4
Provision for doubtful accounts and foreign exchange losses	1.5	—	1.5	3.4	1.2	4.6
	231.9	148.2	380.1	187.8	105.0	292.8
Other(1)	—	—	6.8	—	—	—
Total direct operating expenses	$231.9	$148.2	$386.9	$187.8	$105.0	$292.8
Direct operating expenses as a percentage of segment revenues	49.9%	84.6%	60.5%	53.1%	85.5%	61.4%
______________________

(1)
Other direct operating expenses primarily consist of the incremental amortization expense of the purchase accounting fair value adjustments on television assets related to the acquisition of Pilgrim Media Group, and direct operating costs related to our new direct-to-consumer business initiatives including our subscription video-on-demand platforms.

Direct operating expenses of the Motion Pictures segment of $231.9 million for the three months ended September 30, 2016 were 49.9% of motion pictures revenue, compared to $187.8 million, or 53.1% of motion pictures revenue for the three months ended September 30, 2015. The increase in direct operating expenses of $44.1 million is primarily due to an increase in motion pictures revenue in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the lower amortization rates in the current quarter of our Fiscal 2017 Theatrical Slate as compared to the amortization rates in the prior year's quarter of our Fiscal 2016 Theatrical Slate. Included in direct operating expenses are investment in film write-downs of approximately $4.4 million in the three months ended September 30, 2016, compared to approximately $7.8 million in the three months ended September 30, 2015. Foreign exchange losses in the three months ended September 30, 2016 decreased compared to the three months ended September 30, 2015, and a slight benefit for doubtful accounts in the three months ended September 30, 2016 compared to a provision for doubtful accounts in the three months ended September 30, 2015.
Direct operating expenses of the Television Production segment of $148.2 million for the three months ended September 30, 2016 were 84.6% of television revenue, compared to $105.0 million, or 85.5%, of television revenue for the three months ended September 30, 2015. The increase in direct operating expense is primarily due to an increase in television production revenue. The slight decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$144.0	$—	$144.0	$91.8	$—	$91.8
Home Entertainment	36.2	0.9	37.1	36.0	1.6	37.6
International	21.8	2.0	23.8	15.4	2.6	18.0
Television	2.5	4.1	6.6	4.5	4.1	8.6
	204.5	7.0	211.5	147.7	8.3	156.0
Other(1)	—	—	10.5	—	—	(2.9)
Total distribution and marketing expenses	$204.5	$7.0	$222.0	$147.7	$8.3	$153.1
___________________

(1)
Other distribution and marketing expenses in the three months ended September 30, 2016 consist of distribution and marketing costs related to our new direct-to-consumer business initiatives, including our subscription video-on-demand platforms, and backstopped P&A expense. Backstopped P&A expense represents the amount of theatrical marketing expense for third party titles that we funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred and expensed net of the impact of expensing the P&A costs over the revenue streams similar to a participation expense. We do not consider these costs part of segment distribution and marketing expense and have reclassified the prior year quarter's amount of $2.9 million of backstopped P&A from the Motion Pictures segment to Other to be consistent with the current quarter presentation.

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the three months ended September 30, 2016 of $144.0 million increased $52.2 million, compared to $91.8 million in the three months ended September 30, 2015. The increase was primarily driven by higher P&A spending in the three months ended September 30, 2016 on our Feature Film theatrical releases due to a greater number of wide releases requiring P&A in the current quarter. In addition, while the three months ended September 30, 2016 included significant P&A spending for Deepwater Horizon, the film was released on September 30, 2016, and therefore its contribution to revenues in the current quarter was limited to one day. In the three months ended September 30, 2016, approximately $10.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Middle School: The Worst Years of My Life, Power Rangers, Tyler Perry's Boo! A Madea Halloween, and La La Land. In the three months ended September 30, 2015, approximately $18.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Last Witch Hunter, The Hunger Games: Mockingjay - Part 2, Love the Coopers, and Freeheld.
Home entertainment distribution and marketing costs on motion pictures and television product in the three months ended September 30, 2016 of $37.1 million decreased $0.5 million, or 1.3%, compared to $37.6 million in the three months ended September 30, 2015. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 23.1% in the three months ended September 30, 2016, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 24.5% in the three months ended September 30, 2015. The decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media distribution and marketing costs relative to home entertainment revenue in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
International distribution and marketing expenses in the Motion Pictures segment in the three months ended September 30, 2016 of $21.8 million increased from $15.4 million in the three months ended September 30, 2015.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. The following table sets forth gross segment contribution for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$27.7	6.0%	$18.4	5.2%	$9.3	50.5%
Television Production	20.3	11.6	9.6	7.8	10.7	111.5%
	$48.0	7.5%	$28.0	5.9%	$20.0	71.4%
Gross segment contribution of the Motion Pictures segment for the three months ended September 30, 2016 of $27.7 million increased $9.3 million, or 50.5%, as compared to the three months ended September 30, 2015. While Motion Pictures segment revenues increased 31.2%, gross segment contribution and gross contribution margin of the Motion Pictures segment increased to a lesser extent, primarily due to higher distribution and marketing expenses as a percentage of motion pictures revenue, largely driven by the greater number of wide releases in the quarter and the release of Deepwater Horizon on September 30, 2016 which resulted in increased P&A spending in the three months ended September 30, 2016, however its contribution to revenues in the current quarter was limited to one day.
Gross segment contribution of the Television Production segment for the three months ended September 30, 2016 of $20.3 million increased $10.7 million, or 111.5%, as compared to $9.6 million for the three months ended September 30, 2015, primarily due to higher revenues and slightly lower direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$21.1		$18.8		$2.3	12.2%
Television Production	8.2		4.5		3.7	82.2%
Shared services and corporate expenses, excluding items below	18.8		22.3		(3.5)	(15.7)%
General and administrative expenses before items below:	48.1	7.5%	45.6	9.6%	2.5	5.5%
Share-based compensation expense	21.7		17.4		4.3	24.7%
Restructuring and other items	10.3		4.2		6.1	145.2%
Purchase accounting and related adjustments	1.3		—		1.3	n/m
Start-up costs of new business initiatives	3.2		0.4		2.8	n/m
Total general and administrative expenses	$84.6	13.2%	$67.6	14.2%	$17.0	25.1%

Total General and Administrative Expenses
General and administrative expenses increased by $17.0 million, or 25.1%, as reflected in the table above and further discussed below.
General and administrative expenses of the Motion Pictures segment increased $2.3 million, or 12.2%, primarily due to increases in salaries and related expenses including expenses associated with new product lines and franchise extension activity.
General and administrative expenses of the Television Production segment increased $3.7 million, or 82.2%, primarily due to increases in salaries and related expenses associated with our Television syndication activities and general and administrative expenses from Pilgrim Media Group, acquired on November 12, 2015.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments and start-up costs of new business initiatives decreased $3.5 million, or 15.7%, primarily due to decreases in cash-based incentive compensation and professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$8.5	$10.3	$(1.8)	(17.5)%
Restricted share units and other share-based compensation	13.2	7.1	6.1	85.9%
	$21.7	$17.4	$4.3	24.7%

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the three months ended September 30, 2016 primarily represent professional fees associated with the Starz Transaction and certain severance costs, of which approximately $2.4 million are non-cash charges resulting from the acceleration of vesting of stock awards. Amounts in the three months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that the Company is no longer participating in, and professional fees associated with certain strategic transactions.

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
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization was $4.3 million in the three months ended September 30, 2016, compared to $2.5 million in the three months ended September 30, 2015.
Interest expense of $15.9 million for the three months ended September 30, 2016 increased $3.3 million, or 26.2%, from $12.6 million in the three months ended September 30, 2015. The following table sets forth the components of interest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$3.4	$0.9
Convertible senior subordinated notes	0.6	0.6
5.25% Senior Notes	3.0	3.0
Term Loan	5.1	5.1
Other	1.4	0.7
	13.5	10.3
Non-Cash Based:
Amortization of discount and deferred financing costs	2.4	2.3
	$15.9	$12.6
Interest and other income was $1.2 million in the three months ended September 30, 2016, compared to $0.6 million in the three months ended September 30, 2015.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2016 and 2015:

	September 30, 2016	Three Months Ended
		September 30,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)	31.2%	$5.1	$8.2
Pop(1)	50.0%	(2.4)	1.0
Other	Various	(0.8)	(2.1)
		$1.9	$7.1
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

Income Tax Benefit
We had an income tax benefit of $53.6 million in the three months ended September 30, 2016, compared to a benefit of $2.1 million in the three months ended September 30, 2015. In the quarter ended September 30, 2016, we determined that a small change in our estimated pretax results for the year ending March 31, 2017 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $53.6 million based on the actual taxes attributable to our year-to-date earnings. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the three months ended September 30, 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The increase in our income tax benefit in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate which reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.

We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders
Net loss attributable to our shareholders for the three months ended September 30, 2016 was $17.5 million, or basic and diluted net loss per common share of $0.12 on 147.8 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2015 of $42.1 million, or basic and diluted net loss per common share of $0.28 on 148.3 million weighted average common shares outstanding.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015
The following table sets forth segment information by business unit, and as a percentage of segment revenues, for the six months ended September 30, 2016 and 2015. Due to the November 2015 acquisition of Pilgrim Media Group, the six months ended September 30, 2016 includes the results of operations from Pilgrim Media Group within the Television Production segment, as compared to the six months ended September 30, 2015, which do not include the results of operations of Pilgrim Media Group (see Note 9 to our unaudited condensed consolidated financial statements).  The revenue from Pilgrim Media Group titles was $70.2 million for the six months ended September 30, 2016.

	Six Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Segment revenues(1)
Motion Pictures	$826.9		$629.3		$197.6	31.4%
Television Production	366.2		256.4		109.8	42.8%
	$1,193.1		$885.7		$307.4	34.7%
Gross segment contribution
Motion Pictures	$84.1	10.2%	$98.0	15.6%	$(13.9)	(14.2)%
Television Production	38.1	10.4	32.7	12.8	5.4	16.5%
	$122.2	10.2%	$130.7	14.8%	$(8.5)	(6.5)%
_________________________________________

(1)
Gross segment contribution is defined as segment revenue less segment direct operating and distribution and marketing expenses, and excludes purchase accounting and related adjustments, start-up costs of new business initiatives, non-cash imputed interest charges, and backstopped prints and advertising ("P&A") expense (see Note 15 to our unaudited condensed consolidated financial statements). Gross segment contribution amounts for the six months ended September 30, 2015 reflect the reclassification of certain distribution and marketing expenses in order to be consistent with the current period presentation (see Distribution and Marketing Expenses below).

A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for both the Motion Pictures and Television Production reporting segments for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$301.0	$262.4	$38.6	14.7%
Television Production	10.0	20.5	(10.5)	(51.2)%
	$311.0	$282.9	$28.1	9.9%

Motion Pictures Revenue
The table below sets forth the components of revenue and the changes in these components for the motion pictures reporting segment for the six months ended September 30, 2016 and 2015.

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures
Theatrical	$109.2	$49.4	$59.8	121.1%
Home Entertainment	301.0	262.4	38.6	14.7%
Television	122.7	108.3	14.4	13.3%
International	282.0	192.6	89.4	46.4%
Other	12.0	16.6	(4.6)	(27.7)%
	$826.9	$629.3	$197.6	31.4%

Motion Pictures — Theatrical Revenue
The following table sets forth the components of theatrical revenue by product category for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Theatrical revenues
Feature Film(1)	$98.5	$39.4	$59.1	150.0%
Managed Brands(2)	4.7	6.0	(1.3)	(21.7)%
Other(3)	6.0	4.0	2.0	50.0%
	$109.2	$49.4	$59.8	121.1%
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
The following table sets forth the titles that represented a significant portion of theatrical revenue for the six months ended September 30, 2016 and 2015, respectively:

Six Months Ended September 30,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
Deepwater Horizon	September 2016	Sicario	September 2015
Blair Witch	September 2016	Shaun the Sheep Movie	August 2015
The Wild Life	September 2016	American Ultra	August 2015
Mechanic: Resurrection	August 2016	The Age of Adaline	April 2015
Hell or High Water	August 2016	Child 44	April 2015
Nerve	July 2016
Café Society	July 2016
Now You See Me 2	June 2016
Criminal	April 2016
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	March 2016	The Divergent Series: Insurgent	March 2015
Theatrical revenue of $109.2 million increased $59.8 million, or 121.1%, in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, primarily driven by our feature films, and in particular, the performance of Now You See Me 2 in the current period. The increase was also due to a greater number of films released in the current period as compared to the prior year's period. Deepwater Horizon was released on September 30, 2016, and therefore its contribution to revenues in the current period was limited to one day. Additionally, the prior year's period included the release of The Age of Adaline, which had a strong performance at the box office, however under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.

Motion Pictures — Home Entertainment Revenue
The following table sets forth the titles released on home entertainment in the six months ended September 30, 2016 and 2015, in addition to other titles which contributed a significant amount of home entertainment revenue in the current and prior year's period, respectively:

Six Months Ended September 30,
2016		2015
	Packaged Media Release Date		Packaged Media Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
Now You See Me 2	September 2016	The Age of Adaline	September 2015
Criminal	July 2016	Child 44	August 2015
Fiscal 2016 Theatrical Slate:		Fiscal 2015 Theatrical Slate:
The Divergent Series: Allegiant	July 2016	The Divergent Series: Insurgent	August 2015
Gods of Egypt	May 2016	The D.U.F.F.	June 2015
Dirty Grandpa	May 2016	Mortdecai	May 2015
The Choice	May 2016	The Hunger Games: Mockingjay - Part 1	March 2015
Norm of the North	April 2016	John Wick	February 2015
The Hunger Games: Mockingjay - Part 2	March 2016
Managed Brands:		Managed Brands:
I am Wrath	July 2016	Ex Machina	July 2015
Precious Cargo	June 2016	Maggie	July 2015
The Witch	May 2016	Last Knights	June 2015
The following table sets forth the components of home entertainment revenue by product category for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016			2015			Total Increase (Decrease)
	Packaged Media	Digital Media(1)	Total	Packaged Media	Digital Media(1)	Total
			(Amounts in millions)
Home entertainment revenues(2)
Feature Film:
Fiscal 2017 Theatrical Slate	$24.0	$5.2	$29.2	$—	$—	$—	$29.2
Fiscal 2016 Theatrical Slate	58.9	73.6	132.5	10.2	1.3	11.5	121.0
Fiscal 2015 Theatrical Slate	2.2	4.8	7.0	48.8	52.8	101.6	(94.6)
Prior Theatrical Slates	16.4	14.6	31.0	22.4	17.3	39.7	(8.7)
Total Feature Film	101.5	98.2	199.7	81.4	71.4	152.8	46.9
Managed Brands	62.8	35.1	97.9	70.2	35.9	106.1	(8.2)
Other	2.0	1.4	3.4	2.1	1.4	3.5	(0.1)
	$166.3	$134.7	$301.0	$153.7	$108.7	$262.4	$38.6
  ___________________

(1)	Digital media revenue consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

(2)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.

Home entertainment revenue of $301.0 million increased $38.6 million, or 14.7%, in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. The increase was primarily driven by a greater number of Feature Film titles released on packaged media and digital media in the current period (seven) as compared to the prior year's period (five), and to a lesser extent, the increase was also driven by the performance of those films. The decrease in Managed Brands was primarily due to revenues generated in this category from the titles listed in the table above in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015.
Motion Pictures — Television Revenue
The following table sets forth the titles contributing significant motion pictures television revenue for the six months ended September 30, 2016 and 2015:

Six Months Ended September 30,
2016	2015
Feature Film:	Feature Film:
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
The Last Witch Hunter	John Wick
Shaun the Sheep	The Expendables 3
Sicario	The Hunger Games: Mockingjay - Part 1
The Hunger Games: Mockingjay - Part 2
Prior Theatrical Slates:	Prior Theatrical Slates:
Divergent	Now You See Me
The Hunger Games: Catching Fire	The Twilight Saga: Breaking Dawn - Part 2
Managed Brands:
Kevin Hart: Let Me Explain

The following table sets forth the components of television revenue by product category for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television revenues(1)
Feature Film:
Fiscal 2016 Theatrical Slate	$44.6	$—	$44.6	n/m
Fiscal 2015 Theatrical Slate	1.0	38.4	(37.4)	(97.4)%
Prior Theatrical Slates	63.2	51.6	11.6	22.5%
Total Feature Film	108.8	90.0	18.8	20.9%
Managed Brands	12.5	17.1	(4.6)	(26.9)%
Other	1.4	1.2	0.2	16.7%
	$122.7	$108.3	$14.4	13.3%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.
Television revenue increased in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, due primarily to a greater number of titles with television windows opening in the current period from our feature films, and in particular from our Prior Theatrical Slates.

Motion Pictures — International Revenue
The following table sets forth the titles contributing significant motion pictures international revenue for the six months ended September 30, 2016 and 2015:

Six Months Ended September 30,
2016	2015
Feature Film:	Feature Film:
Fiscal 2017 Theatrical Slate:	Fiscal 2016 Theatrical Slate:
Deepwater Horizon	Child 44
Now You See Me 2
Fiscal 2016 Theatrical Slate:	Fiscal 2015 Theatrical Slate:
Gods of Egypt	Mortdecai
The Divergent Series: Allegiant	The Divergent Series: Insurgent
The Hunger Games: Mockingjay - Part 2	The Hunger Games: Mockingjay - Part 1
UK Third Party Product:	UK Third Party Product:
London Has Fallen	A Little Chaos
The following table sets forth the components of international revenue by product category for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
International revenues(1)
Feature Film:
Fiscal 2017 Theatrical Slate	$111.5	$—	$111.5	n/m
Fiscal 2016 Theatrical Slate	107.8	35.4	72.4	204.5%
Fiscal 2015 Theatrical Slate	3.8	82.9	(79.1)	(95.4)%
Prior Theatrical Slates	16.2	29.2	(13.0)	(44.5)%
Total Feature Film	239.3	147.5	91.8	62.2%
UK Third Party Product(2)	25.8	33.1	(7.3)	(22.1)%
Managed Brands	12.3	8.7	3.6	41.4%
Other	4.6	3.3	1.3	39.4%
	$282.0	$192.6	$89.4	46.4%
___________________
n/m - Percentage not meaningful.

(1)	Certain amounts in the prior year's period have been reclassified between product types in order to be consistent with the current period classification.

(2)	UK Third Party Product represents titles acquired separately for self-distribution in the U.K. territory.

International motion pictures revenue increased in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, primarily due to higher revenue from our feature films, and in particular, significant contributions from Now You See Me 2 and Gods of Egypt in the current period.
Television Production Revenue
The following table sets forth the components and the changes in the components of revenue that make up television production revenue for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$307.4	$146.9	$160.5	109.3%
International	43.7	85.8	(42.1)	(49.1)%
Home Entertainment Revenue
Digital	5.9	15.6	(9.7)	(62.2)%
Packaged Media	4.1	4.9	(0.8)	(16.3)%
Total Home Entertainment Revenue	10.0	20.5	(10.5)	(51.2)%
Other	5.1	3.2	1.9	59.4%
	$366.2	$256.4	$109.8	42.8%

Television Production - Domestic Television
Domestic television revenue increased in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, primarily due to an increase in television episodes delivered and $70.2 million of domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015, and to a lesser extent, the mix of titles contributing revenue in the current period as compared to the prior year's period. Television episodes delivered for original exhibition during the six months ended September 30, 2016 and 2015 included the episode deliveries as shown in the table below:

		Six Months Ended				Six Months Ended
		September 30, 2016				September 30, 2015
		Episodes	Hours			Episodes	Hours
Casual - Season 2	1/2hr	13	6.5	Casual - Season 1	1/2hr	10	5.0
Feed the Beast - Season 1	1hr	10	10.0	Manhattan - Season 2	1hr	5	5.0
Graves	1/2hr	10	5.0	Monica the Medium - Season 1	1hr	10	10.0
Greenleaf - Season 1	1hr	10	10.0	Nashville - Season 3	1hr	5	5.0
Guilt - Season 1	1hr	9	9.0	Nashville - Season 4	1hr	2	2.0
Monica the Medium - Season 2	1hr	9	9.0	Orange Is The New Black - Season 3	1hr	1	1.0
Nashville - Season 4	1hr	5	5.0	Orange Is The New Black - Season 4	1hr	4	4.0
Orange Is The New Black - Season 5	1hr	2	2.0	Other(1)	1/2hr & 1hr	25	16.0
Other(1)	1/2hr	41	20.5
		109	77.0			62	48.0
___________________

(1)
Other in the six months ended September 30, 2016 includes episodes delivered for Deadbeat (Season 3), Douglas Family Gold, Nightcap (Season 1), Flea Market Flip (Season 8), and Holey Foley (Season 1), among others. Other in the six months ended September 30, 2015 includes episodes delivered for Cuckoo, Deadbeat (Season 2), Deion's Family Playbook, DeSean Jackson: Home Team (Season 1), Flea Market Flip (Season 6), and Guilt.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the six months ended September 30, 2016 from Family Feud (Season 9), The Wendy Williams Show (Season 7), House of Payne, Celebrity Name Game (Season 2), and Anger Management, and from The Runner (Season 1), and The Ultimate Fighter (Season 23) as a result of the acquisition of Pilgrim Media Group. In the six months ended September 30, 2015, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Family Feud (Season 8), The Wendy Williams Show (Season 6), Celebrity Name Game (Season 1), and Anger Management.

Television Production - International Revenue
International revenue in the six months ended September 30, 2016 decreased as compared to the six months ended September 30, 2015, primarily driven by a significant contribution in the prior year's period from Orange Is the New Black (Seasons 1 - 4), compared to a significant contribution in the current period from Orange Is the New Black (Season 4).
Television Production - Home Entertainment Revenue
Home entertainment revenue in the six months ended September 30, 2016 decreased as compared to the six months ended September 30, 2015, primarily due to a decrease in digital media revenue driven by revenue in the prior year's period from Blue Mountain State (Seasons 1 - 3), Mad Men (Season 7), Orange Is The New Black (Season 1), and Ascension, with no comparable revenue in the current period.
Direct Operating Expenses
The following table sets forth direct operating expenses by segment for the six months ended September 30, 2016 and 2015:

	Six Months Ended			Six Months Ended
	September 30, 2016			September 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Direct operating expenses
Amortization of films and television programs	$326.4	$246.2	$572.6	$221.0	$140.3	$361.3
Participation and residual expense	91.9	68.8	160.7	96.0	63.6	159.6
Provision for doubtful accounts and foreign exchange losses	4.1	(0.2)	3.9	0.2	2.0	2.2
	422.4	314.8	737.2	317.2	205.9	523.1
Other(1)	—	—	16.0	—	—	—
Total direct operating expenses	$422.4	$314.8	$753.2	$317.2	$205.9	$523.1
Direct operating expenses as a percentage of segment revenues	51.1%	86.0%	63.1%	50.4%	80.3%	59.1%
______________________

(1)
Other direct operating expenses primarily consist of the incremental amortization expense of the purchase accounting fair value adjustments on television assets related to the acquisition of Pilgrim Media Group, and direct operating costs related to our new direct-to-consumer business initiatives including our subscription video-on-demand platforms.

Direct operating expenses of the Motion Pictures segment of $422.4 million for the six months ended September 30, 2016 were 51.1% of motion pictures revenue, compared to $317.2 million, or 50.4% of motion pictures revenue for the six months ended September 30, 2015. The increase in direct operating expenses of $105.2 million is primarily due to an increase in motion pictures revenue in the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. The slight increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the higher amortization rates in the current period of Gods of Egypt, The Divergent Series: Allegiant, and The Hunger Games: Mockingjay - Part 2 from our Fiscal 2016 Theatrical Slate, as compared to the amortization rates in the prior year's period of The Divergent Series: Insurgent and The Hunger Games: Mockingjay - Part 1 from our Fiscal 2015 Theatrical Slate. Included in direct operating expenses are investment in film write-downs of approximately $6.3 million in the six months ended September 30, 2016, compared to approximately $8.5 million in the six months ended September 30, 2015. Foreign exchange losses in the six months ended September 30, 2016 increased compared to the six months ended September 30, 2015, and the provision for doubtful accounts remained primarily consistent.
Direct operating expenses of the Television Production segment of $314.8 million for the six months ended September 30, 2016 were 86.0% of television revenue, compared to $205.9 million, or 80.3%, of television revenue for the six months ended September 30, 2015. The increase in direct operating expense is primarily due to an increase in television production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period. In particular, the prior year's period included significant international revenue from Orange Is The New Black (Seasons 1 - 4), and the current period includes revenue from a greater number of new television programs as compared to the prior year's period, such as Greenleaf, Feed the Beast and Graves, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.

Distribution and Marketing Expenses
The following table sets forth distribution and marketing expenses by segment for the six months ended September 30, 2016 and 2015:

	Six Months Ended			Six Months Ended
	September 30, 2016			September 30, 2015
	Motion Pictures	Television Production	Total	Motion Pictures	Television Production	Total
	(Amounts in millions)
Distribution and marketing expenses
Theatrical	$215.7	$—	$215.7	$118.5	$—	$118.5
Home Entertainment	65.0	2.1	67.1	60.7	3.3	64.0
International	35.2	4.2	39.4	27.5	7.5	35.0
Television	3.8	7.9	11.7	7.5	6.9	14.4
	319.7	14.2	333.9	214.2	17.7	231.9
Other(1)	—	—	13.1	—	—	(6.8)
Total distribution and marketing expenses	$319.7	$14.2	$347.0	$214.2	$17.7	$225.1
___________________

(1)
Other distribution and marketing expenses in the six months ended September 30, 2016 consist of distribution and marketing costs related to our new direct-to-consumer business initiatives, including our subscription video-on-demand platforms, and backstopped P&A expense. Backstopped P&A expense represents the amount of theatrical marketing expense for third party titles that we funded and expensed for which a third party provides a first dollar loss guarantee (subject to a cap) that such expense will be recouped from the performance of the film (which results in minimal risk of loss to the Company). The amount represents the P&A expense incurred and expensed net of the impact of expensing the P&A costs over the revenue streams similar to a participation expense. We do not consider these costs part of segment distribution and marketing expense and have reclassified the prior year period's amount of $6.8 million of backstopped P&A from the Motion Pictures segment to Other to be consistent with the current period presentation.

The majority of distribution and marketing expenses relate to the Motion Pictures segment. Theatrical P&A in the Motion Pictures segment in the six months ended September 30, 2016 of $215.7 million increased $97.2 million, compared to $118.5 million in the six months ended September 30, 2015. The increase was primarily driven by higher P&A spending in the six months ended September 30, 2016 on our Feature Film theatrical releases due to a greater number of wide releases requiring P&A in the current period. In addition, while the six months ended September 30, 2016 included significant P&A spending for Deepwater Horizon, the film was released on September 30, 2016, and therefore its contribution to revenues in the current period was limited to one day. In the six months ended September 30, 2016, approximately $14.3 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Middle School: The Worst Years of My Life, Power Rangers, Tyler Perry's Boo! A Madea Halloween, and La La Land. In the six months ended September 30, 2015, approximately $24.8 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hunger Games: Mockingjay - Part 2, The Last Witch Hunter, Love The Coopers, and Freeheld.
Home entertainment distribution and marketing costs on motion pictures and television product in the six months ended September 30, 2016 of $67.1 million increased $3.1 million, or 4.8%, compared to $64.0 million in the six months ended September 30, 2015, primarily due to higher motion pictures home entertainment revenue. Home entertainment distribution and marketing costs as a percentage of home entertainment revenues were 21.6% in the six months ended September 30, 2016, compared to home entertainment distribution and marketing costs as a percentage of home entertainment revenues of 22.6% in the six months ended September 30, 2015. The slight decrease in home entertainment distribution and marketing costs as a percentage of home entertainment revenues was primarily due to lower packaged media distribution and marketing costs relative to home entertainment revenue in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.

International distribution and marketing expenses in the motion pictures segment in the six months ended September 30, 2016 of $35.2 million increased from $27.5 million in the six months ended September 30, 2015.

Gross Segment Contribution

Gross segment contribution is defined as segment revenue less segment direct operating and segment distribution and marketing expenses. The following table sets forth gross segment contribution for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,				Increase (Decrease)
	2016	% of Segment Revenues	2015	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Gross segment contribution
Motion Pictures	$84.1	10.2%	$98.0	15.6%	$(13.9)	(14.2)%
Television Production	38.1	10.4	32.7	12.8	5.4	16.5%
	$122.2	10.2%	$130.7	14.8%	$(8.5)	(6.5)%
Gross segment contribution of the Motion Pictures segment for the six months ended September 30, 2016 of $84.1 million decreased $13.9 million, or 14.2%, as compared to the six months ended September 30, 2015. Despite an increase in Motion Pictures segment revenue, the decrease in gross segment contribution and gross contribution margin of the Motion Pictures segment is primarily due to higher distribution and marketing expenses as a percentage of motion pictures revenue, largely driven by the greater number of wide releases in the period and the release of Deepwater Horizon on September 30, 2016 which resulted in increased P&A spending in the six months ended September 30, 2016, however its contribution to revenues in the current quarter was limited to one day. In addition, direct operating expenses as a percentage of motion pictures revenue increased slightly.
Gross segment contribution of the Television Production segment for the six months ended September 30, 2016 of $38.1 million increased $5.4 million, or 16.5%, as compared to the six months ended September 30, 2015. While Television Production segment revenue and gross segment contribution increased, the decrease in gross contribution margin of the Television Production segment is due to higher direct operating expenses as a percentage of television production revenue.

General and Administrative Expenses
The following table sets forth general and administrative expenses by segment for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$42.1		$37.0		$5.1	13.8%
Television Production	15.0		8.9		6.1	68.5%
Shared services and corporate expenses, excluding items below	36.1		43.5		(7.4)	(17.0)%
General and administrative expenses before items below:	93.2	7.8%	89.4	10.1%	3.8	4.3%
Share-based compensation expense	43.8		34.3		9.5	27.7%
Restructuring and other items	17.7		4.2		13.5	321.4%
Purchase accounting and related adjustments	2.5		—		2.5	n/m
Start-up costs of new business initiatives	5.9		0.4		5.5	n/m
Total general and administrative expenses	$163.1	13.7%	$128.3	14.5%	$34.8	27.1%
Total General and Administrative Expenses
General and administrative expenses increased by $34.8 million, or 27.1%, as reflected in the table above and further discussed below.

General and administrative expenses of the Motion Pictures segment increased $5.1 million, or 13.8%, primarily due to increases in salaries and related expenses including expenses associated with new product lines and franchise extension activity.

General and administrative expenses of the Television Production segment increased $6.1 million, or 68.5%, primarily due to increases in salaries and related expenses associated with our Television syndication activities and general and administrative expenses from Pilgrim Media Group, acquired on November 12, 2015.
Shared services and corporate expenses excluding share-based compensation expense, restructuring and other items, purchase accounting and related adjustments and start-up costs of new business initiatives decreased $7.4 million, or 17.0%, primarily due to decreases in cash-based incentive compensation and professional fees.

Share-Based Compensation Expense. The following table sets forth share-based compensation expense included in shared services and corporate expenses for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Share-based compensation expense:
Stock options	$16.2	$19.5	$(3.3)	(16.9)%
Restricted share units and other share-based compensation	27.6	14.5	13.1	90.3%
Share appreciation rights	—	0.3	(0.3)	(100.0)%
	$43.8	$34.3	$9.5	27.7%

Restructuring and Other Items. Restructuring and other items includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable. Amounts in the six months ended September 30, 2016 primarily represent professional fees associated with the Starz Transaction and certain severance costs, of which approximately $2.4 million are non-cash charges resulting from the acceleration of vesting of stock awards. Amounts in the six months ended September 30, 2015 represent pension withdrawal costs of $2.7 million related to an underfunded multi-employer pension plan that the Company is no longer participating in, and professional fees associated with certain strategic transactions.

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
Depreciation, Amortization and Other Expenses (Income)
Depreciation and amortization of $10.0 million for the six months ended September 30, 2016 increased $5.6 million from $4.4 million in the six months ended September 30, 2015.
Interest expense of $31.1 million in the six months ended September 30, 2016 increased $5.8 million from the six months ended September 30, 2015. The following table sets forth the components of interest expense for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Senior revolving credit facility	$6.3	$1.8
Convertible senior subordinated notes	1.2	1.2
5.25% Senior Notes	5.9	5.9
Term Loans	10.1	10.0
Other	2.9	1.9
	26.4	20.8
Non-Cash Based:
Amortization of discount and deferred financing costs	4.7	4.5
	$31.1	$25.3
Interest and other income was $2.2 million in the six months ended September 30, 2016, compared to $1.2 million in the six months ended September 30, 2015.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2016 and 2015:

	September 30, 2016	Six Months Ended
		September 30,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)	31.2%	$16.0	$21.2
Pop(1)	50.0%	(2.1)	0.7
Other	Various	(1.1)	(3.4)
		$12.8	$18.5
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

Income Tax Provision (Benefit)

We had an income tax benefit of $79.9 million in the six months ended September 30, 2016, compared to an expense of $0.7 million in the six months ended September 30, 2015. In the six months ended September 30, 2016, we determined that a small change in our estimated pretax results for the year ending March 31, 2017 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $79.9 million based on the actual taxes attributable to our year-to-date earnings. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the six months ended September 30, 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The increase in our income tax benefit in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate which reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders
Net loss attributable to our shareholders for the six months ended September 30, 2016 was $16.2 million, or basic and diluted net loss per common share of $0.11 on 147.5 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2015 of $1.4 million, or basic and diluted net loss per common share of $0.01 on 148.0 million weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, and our production loans. Our corporate debt at September 30, 2016 primarily consisted of our senior revolving credit facility, 5.25% Senior Notes, Term Loan Due 2022, and our convertible senior subordinated notes. See discussion below and Note 20 to our unaudited condensed consolidated financial statements for financing activity subsequent to September 30, 2016.

Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $93.0 million, which may require the use of cash in the event the holders of the noncontrolling interests put their interests to the Company.
On June 30, 2016, Lionsgate and Starz entered into a Merger Agreement under which Lionsgate will acquire Starz for a combination of cash and common stock totaling approximately $4.4 billion enterprise value. The proposed merger is described in the "Overview" section. At the time of the Merger Agreement, Lionsgate had commitments of approximately $4.57 billion from banks to provide for (i) a $1.9 billion term loan B facility, (ii) a $1.0 billion term loan A facility, (iii) a $1.0 billion revolving credit facility (iv) a $520 million unsecured bridge facility and (v) a $150 million unsecured funded bridge facility.
On October 27, 2016, the Company closed a private offering of $520 million of senior notes due 2024 (the "5.875% Notes"). The 5.875% Notes bear interest at a rate of 5.875% per annum. The 5.875% Notes replace the $520 million unsecured bridge facility mentioned in the preceding paragraph.
On October 13, 2016, the Company announced that the lead arrangers for its new proposed senior secured credit facilities have allocated the loans under the Company’s $2.0 billion (reflecting an increase from the original commitment of $1.9 billion) term loan B facility. The Company expects that the term loan B facility will be issued at 99.5% and will bear interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00%. The commitments with respect to the revolving credit facility, term loan A facility, term loan B facility and the unsecured bridge facility and the terms and conditions thereof (including the applicable interest rates) remain subject to the execution of definitive documentation, which is expected to occur concurrently with or in advance of the consummation of the Merger.
The Company expects that the revolving credit facility and the term loan A facility will initially bear interest at a rate per annum equal to LIBOR plus 2.50%, subject to reductions in the interest rate of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios.
The Company expects to use the proceeds of the 5.875% Notes, term loan A facility, term loan B facility, and the unsecured bridge facility, as well as a portion of the revolving credit facility currently expected to be $50 million to finance a portion of the consideration and transaction costs for its proposed merger with Starz and the associated transactions.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at the Company's discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The Company did not repurchase any shares during the three months ended September 30, 2016.

Dividends. On September 22, 2016, the Company announced that, as contemplated in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 1, 2016, as amended, its Board of Directors suspended the Company’s quarterly cash dividend beginning immediately due to its anticipated merger with Starz. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $46.7 million for the six months ended September 30, 2016 and increased by $68.3 million for the six months ended September 30, 2015, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the six months ended September 30, 2016 and 2015 were as follows:

	Six Months Ended
	September 30,
	2016	2015	Net Change
	(Amounts in thousands)
Operating income (loss)	$(80,188)	$4,877	$(85,065)
Amortization of films and television programs	588,549	361,290	227,259
Non-cash share-based compensation	46,200	33,983	12,217
Cash interest	(26,414)	(20,728)	(5,686)
Current income tax provision	(6,955)	(3,311)	(3,644)
Other non-cash charges included in operating activities	14,643	5,505	9,138
Cash flows from operations before changes in operating assets and liabilities	535,835	381,616	154,219

Changes in operating assets and liabilities:
Accounts receivable, net	89,346	12,007	77,339
Investment in films and television programs	(446,670)	(535,470)	88,800
Other changes in operating assets and liabilities	15,887	(26,761)	42,648
Changes in operating assets and liabilities	(341,437)	(550,224)	208,787
Net Cash Flows Provided By (Used In) Operating Activities	$194,398	$(168,608)	$363,006
Cash flows provided by operating activities for the six months ended September 30, 2016 were $194.4 million compared to cash flows used in operating activities of $168.6 million for the six months ended September 30, 2015. The increase in cash provided by operating activities for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 is primarily due to higher cash flows from operations before changes in operating assets and liabilities, higher collections of accounts receivables, lower investment in films and television programs production activity, and increases from changes in other operating assets and liabilities primarily driven by increases in accounts payable and accrued liabilities, and film obligations, partially offset by a decrease in deferred revenue.
Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2016 and 2015 were as follows:

	Six Months Ended
	September 30,
	2016	2015
	(Amounts in thousands)
Investment in equity method investees	$(5,344)	$(3,659)
Distributions from equity method investees	2,263	—
Purchases of property and equipment	(6,301)	(6,880)
Net Cash Flows Used In Investing Activities	$(9,382)	$(10,539)

Cash used in investing activities of $9.4 million for the six months ended September 30, 2016 compared to $10.5 million for the six months ended September 30, 2015, as reflected above. The change was primarily due to distributions from equity method investees in the current period partially offset by cash used for investments in equity method investees in the current period as compared to the prior year's period.
Financing Activities. Cash flows (used in) provided by financing activities for the six months ended September 30, 2016 and 2015 were as follows:

	Six Months Ended
	September 30,
	2016	2015
	(Amounts in thousands)
Senior revolving credit facility - borrowings	$454,000	$48,000
Senior revolving credit facility - repayments	(314,000)	(48,000)
Net proceeds from senior revolving credit facility	140,000	—

Term Loan - borrowings, net of deferred financing costs of $964 in 2015	—	24,036
Convertible senior subordinated notes - repurchases	—	(5)
Net proceeds from corporate debt	140,000	24,031

Production loans - borrowings	152,296	370,945
Production loans - repayments	(373,726)	(112,474)
Net proceeds from production loans	(221,430)	258,471

Other financing activities	(56,881)	(35,093)
Net Cash Flows (Used In) Provided By Financing Activities	$(138,311)	$247,409
Cash flows used in financing activities of $138.3 million for the six months ended September 30, 2016 compared to cash flows provided by financing activities of $247.4 million for the six months ended September 30, 2015. Cash flows used in financing activities for the six months ended September 30, 2016 primarily reflects net production loan repayments of $221.4 million and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $27.3 million required on equity awards, offset by net borrowings under our senior revolving credit facility of $140.0 million.
Cash flows provided by financing activities for the six months ended September 30, 2015 primarily reflects net borrowings under production loans of $258.5 million, and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $20.6 million and payments for tax withholding of $19.0 million required on equity awards offset by the proceeds from the exercise of stock options.

Corporate Debt

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt. The principal amounts outstanding under our corporate debt as of September 30, 2016 and March 31, 2016 were as follows:

	Maturity Date	Conversion Price Per Share as of September 30, 2016	Principal Amounts Outstanding
			September 30,	March 31,
			2016	2016
			(Amounts in thousands)
Senior revolving credit facility(1)	September 2017	N/A	$301,000	$161,000
5.25% Senior Notes(2)	August 2018	N/A	225,000	225,000
Term Loan Due 2022(3)	March 2022	N/A	400,000	400,000
Principal amounts of convertible senior subordinated notes
January 2012 4.00% Notes	January 2017	$10.21	41,850	41,850
April 2013 1.25% Notes	April 2018	$29.19	60,000	60,000
			$1,027,850	$887,850
 ______________________

(1)
Senior Revolving Credit Facility: The senior revolving credit facility provides for borrowings up to $800.0 million, limited by a borrowing base and also reduced by outstanding letters of credit, if any. At September 30, 2016, there was $499.0 million available (March 31, 2016 — $639.0 million). Interest is payable at an alternative base rate, as defined, plus 1.5% or LIBOR plus 2.5% as designated by us. We are required to pay a quarterly commitment fee of 0.375% to 0.5% per annum on our unused capacity for the period. Obligations are secured by collateral (as defined in the credit agreement) granted by us and certain of our subsidiaries, as well as a pledge of equity interests in certain of our subsidiaries. The senior revolving credit facility contains a number of covenants, and as of September 30, 2016, we were in compliance with all applicable covenants.

(2)
5.25% Senior Notes: The 5.25% Senior Notes contain a number of restrictions and covenants, and as of September 30, 2016, we were in compliance with all applicable covenants. Interest is payable semi-annually on February 1 and August 1 of each year at a rate of 5.25% per year.

(3)
Term Loan Due 2022: The Term Loan Due 2022 contains a number of restrictions and covenants, and as of September 30, 2016, we were in compliance with all applicable covenants. Interest is payable on the last business day of each April, July, October and January at a rate of 5.00% per year.

Production Loans
The amounts outstanding under our production loans as of September 30, 2016, and March 31, 2016 were as follows:

	September 30,	March 31,
	2016	2016
	(Amounts in thousands)

Production loans(1)	$468,940	$690,371
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.53% to 3.79%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2016:

	Six Months Ended March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in thousands)
Future annual repayment of debt recorded as of September 30, 2016 (on-balance sheet arrangements)
Senior revolving credit facility	$—	$301,000	$—	$—	$—	$—	$301,000
5.25% Senior Notes	—	—	225,000	—	—	—	225,000
Term Loan Due 2022	—	—	—	—	—	400,000	400,000
Film obligations and production loans(1)	328,346	184,239	1,000	—	—	—	513,585
Principal amounts of convertible senior subordinated notes	41,850	—	60,000	—	—	—	101,850
	370,196	485,239	286,000	—	—	400,000	1,541,435
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	257,047	231,280	9,386	53,053	1,650	2,625	555,041
Interest payments(3)	17,118	32,563	26,281	20,000	20,000	22,444	138,406
Operating lease commitments	5,762	14,019	14,414	14,808	14,743	33,678	97,424
Other contractual obligations	53,797	68,347	37,534	12,231	6,057	6,062	184,028
	333,724	346,209	87,615	100,092	42,450	64,809	974,899
Total future commitments under contractual obligations (4)	$703,920	$831,448	$373,615	$100,092	$42,450	$464,809	$2,516,334
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

(4)
Not included in the amounts above are $93.0 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our unaudited condensed consolidated balance sheet and amounted to $126.5 million at September 30, 2016 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2016 and March 31, 2016 was $1.5 billion and $1.5 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2016, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 18 months from September 30, 2016):

September 30, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.9	in exchange for	$1.2	£0.71
Australian Dollar	A$56.8	in exchange for	$50.6	A$1.12
Canadian Dollar	C$24.6	in exchange for	$18.8	C$1.31
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2016 were losses, net of tax, of $0.4 million and $3.0 million, respectively (2015 - gains, net of tax, of $3.0 million and $3.0 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months and six months ended September 30, 2016 were nil and $0.4 million, respectively (2015 - gain of nil and $0.1 million, respectively) and are included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our amended and restated senior revolving credit facility and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the amended and restated senior revolving credit facility is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the amended and restated senior revolving credit facility is drawn up to its maximum borrowing capacity of $800 million, based on the applicable LIBOR in effect as of September 30, 2016, each quarter point change in interest rates would result in a $2.0 million change in annual interest expense on the amended and restated senior revolving credit facility.
The variable interest production loans incur interest at rates ranging from approximately 3.53% to 3.79% and applicable margins ranging from 2.25% over the one, two, three, or six-month LIBOR to 2.50% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.2 million in additional costs capitalized to the respective film or television asset.

At September 30, 2016, our 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes had an aggregate outstanding carrying value of $712.0 million, and an estimated fair value of $742.6 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.25% Senior Notes, Term Loan Due 2022 and convertible senior subordinated notes by approximately $23.9 million and $25.0 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of September 30, 2016:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	September 30, 2016
			(Amounts in thousands)
Variable Rates:
Senior Revolving Credit Facility(1)	$—	$301,000	$—	$—	$—	$—	$301,000	$301,000
Average Interest Rate	—	3.03%	—	—	—	—
Production loans(2)	285,786	183,154	—	—	—	—	468,940	468,940
Average Interest Rate	3.70%	3.70%	—	—	—	—
Fixed Rates:
5.25% Senior Notes(3)	—	—	225,000	—	—	—	225,000	239,063
Average Interest Rate	—	—	5.25%	—	—	—
Term Loan Due 2022(4)	—	—	—	—	—	400,000	400,000	404,500
Average Interest Rate	—	—	—	—	—	5.00%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	41,850	—	—	—	—	—	41,850	42,135
Average Interest Rate	4.00%	—	—	—	—	—
April 2013 1.25% Notes	—	—	60,000	—	—	—	60,000	56,950
Average Interest Rate	—	—	1.25%	—	—	—
	$327,636	$484,154	$285,000	$—	$—	$400,000	$1,496,790	$1,512,588
 ____________________

(1)	Amended and restated senior revolving credit facility, which expires September 27, 2017 and bears interest of 2.50% over the Adjusted LIBOR rate.

(2)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.53% to 3.79%.

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
As of September 30, 2016, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2016.
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

As of September 30, 2016, our corporate debt was $1,027.9 million (carrying value - $1,009.8 million). In addition, our production loan obligations were $468.9 million (carrying value - $468.1 million).

On July 19, 2013, we redeemed $432.0 million of our 10.25% Senior Secured Second-Priority Notes (the “10.25% Senior Notes”), issued $225.0 million of our 5.25% Senior Secured Second-Priority Notes (the “5.25% Senior Notes”) and borrowed $225.0 million under our Second Lien Credit and Guarantee Agreement dated July 19, 2013 (the “Term Loan Due 2020”). On March 17, 2015, we redeemed the Term Loan Due 2020 and borrowed $375 million under our Second Lien Credit and Guarantee Agreement dated March 17, 2015 (the "Term Loan Due 2022"). On March 17, 2015, the April 2009 3.625% Notes were called for redemption and in April 2015, the holders of the notes converted substantially all of the outstanding principal amounts into common shares. On May 4, 2015, we amended the Term Loan Due 2022 to increase the aggregate principal amount to $400 million. On October 27, 2016, we closed a private offering of $520 million aggregate principal amount of 5.875% senior notes due 2024.

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

In addition, we may incur additional indebtedness through our senior secured credit facility. We may borrow up to $800 million under the senior secured credit facility. At September 30, 2016, we have $301.0 million of borrowings under our senior secured credit facility, and no letters of credit outstanding. We could borrow some or all of the remaining permitted amount in the future. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control in excess of a certain percentage of our common shares. As of November 1, 2016, four of our shareholders, Mark H. Rachesky, M.D., Capital Research Global Investors, Vanguard Group Inc., FMR, LLC, and their respective affiliates, beneficially owned approximately 20.4%, 4.7%, 4.5% and 4.5%, respectively, of our outstanding common shares

Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of our common shares, the holders of our senior secured notes and our convertible senior subordinated notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of our convertible senior subordinated notes may be entitled to receive a make whole premium based on the price of our common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our secured credit facilities from repurchasing all of the notes tendered by holders upon a change in control. Our failure to repurchase our senior secured notes upon a change in control would cause a default under the indentures governing the senior secured notes and the convertible senior subordinated notes and a cross-default under our secured credit facilities.

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

As of November 1, 2016, four of our shareholders beneficially owned an aggregate of 50,673,469 of our common shares, or approximately 34.2% of the outstanding shares. In addition, one of these shareholders, Mark H. Rachesky, M.D., the beneficial owner of approximately 20.4% of our outstanding common shares, currently serves as the Chairman of our Board of Directors. Accordingly, these four shareholders, collectively, have the power to exercise substantial influence over us and on matters requiring approval by our shareholders, including the election of directors, the approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Sales of a substantial number of shares of our common shares, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, and therefore our ability to raise additional capital to fund our operations.

As of November 1, 2016, approximately 20.4% of our common shares were held beneficially by certain individuals and institutional investors who each had ownership of equal to or greater than 5% of our common shares. We also filed resale registration statements to enable certain shareholders who received our common shares in connection with acquisitions and certain holders of debt convertible into our common shares, to resell our common shares. Sales by such individuals and institutional investors of a substantial number of shares of our common shares into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our common shares, which could materially impair our ability to raise capital through the sale of common shares or debt that is convertible into our common shares.

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
As of September 30, 2016, Lionsgate had corporate debt of approximately $1,027.9 million and production loan obligations of $468.9 million, and Lionsgate will incur significant additional indebtedness in connection with the merger. As of June 30, 2016, on a pro forma basis after giving effect to the merger, Lionsgate and its subsidiaries will have corporate debt of $3,821.9 million, capitalized lease obligations of $62.0 million and production loan obligations of $530.9 million, approximately $3,642.9 million of which will be secured (including production loan obligations of $530.9 million and capitalized lease obligations of $62.0 million). The incurrence of new indebtedness could have adverse consequences on Lionsgate’s business following the merger, such as:

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
The merger will dilute the ownership position of Lionsgate shareholders. Based upon the number of outstanding shares of Lionsgate on October 31, 2016 and the number of outstanding shares of Starz common stock on October 31, 2016, current Lionsgate shareholders will continue to own approximately 68.8% of the outstanding Lionsgate post-reclassification shares (including 54.2% of the outstanding Lionsgate non-voting shares and 94.2% of the outstanding Lionsgate voting shares).
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

The Company did not repurchase any shares during the three months ended September 30, 2016.

Additionally, during the three months ended September 30, 2016, 1,652,623 common shares were withheld upon the vesting of restricted share units, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

As previously disclosed, on June 30, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starz, a Delaware corporation (“Starz”) and Orion Arm Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides that Merger Sub will merge with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Lions Gate (the “Merger”).

On October 21, 2016, the Company and Lions Gate Entertainment Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“LGEI”), entered into a Securities Issuance and Payment Agreement (the “Securities Issuance Agreement”), pursuant to which the Company and LGEI agreed to issue to AT&T Media Holdings, Inc. (“AT&T”) $50 million in, at LGEI’s election, (a) an equal number of Company voting shares and Company non-voting shares, (b) cash or (c) a combination thereof, and paid in three $16.67 million annual installments, beginning on the first anniversary of the consummation of the proposed Merger. The Company voting shares and Company non-voting shares will be deemed to have a value equal to the 30-day volume weighted average price of Company voting shares or Company non-voting shares, respectively, as of the business day immediately prior to the applicable payment date.

The Company entered into the Securities Issuance Agreement in connection with Starz’s multi-year extensions of its affiliation agreements with both AT&T Services, Inc. and DIRECTV, LLC (the “affiliation agreements”). The Securities Issuance Agreement will become effective only upon the closing of the proposed Merger and will terminate upon certain terminations of the affiliation agreements.

The Company has not completed the reorganization of its share capital and has not yet issued any Company voting shares or Company non-voting shares pursuant to the Securities Issuance Agreement. The Company voting shares and Company non-voting shares, if any, to be issued pursuant to the Securities Issuance Agreement are expected to be issued as a private placement to AT&T in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles
3.2(2)	Notice of Articles
3.3(3)	Vertical Short Form Amalgamation Application
3.4(3)	Certificate of Amalgamation
10.127*	Lions Gate Entertainment Corp. 2012 Performance Incentive Plan.
10.128(4)*	Amendment to Employment Agreement, dated October 11, 2016, between the Company and Jon Feltheimer
10.129(5)	Indenture, dated as of October 27, 2016, by and between LG FinanceCo Corp. and Deutsche Bank Trust Company Americas, as trustee
10.130(5)	Securities Issuance and Payment Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and AT&T Media Holdings, Inc.
10.131(5)	Registration Rights Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp. and AT&T Media Holdings, Inc.
10.131(6)*	Amendment to Employment Agreement, dated November 3, 2016, between Lions Gate Entertainment Corp. and Michael Burns
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 as filed on June 29, 2005.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 9, 2011

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on May 30, 2007.

(4)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 13, 2016.

(5)	Incorporated by reference as Exhibits to the Company's Current Report on Form 8-K as filed on October 27, 2016.

(6)	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on November 4, 2016.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 8, 2016		Title:	Duly Authorized Officer and Chief Financial Officer