Form 10-Q
period 2016-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2017-02-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 6, 2017
Class A Voting Shares, no par value per share	81,056,905 shares
Class B Non-Voting Shares, no par value per share	123,729,449 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships, including those resulting from the recent acquisition of Starz; competitive responses to the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies; diversion of management’s attention from ongoing business operations and opportunities; our ability to complete the integration of Starz successfully; litigation relating to the transaction; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 25, 2016, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Amounts in millions, except share amounts)
ASSETS
Cash and cash equivalents	$595	$58
Restricted cash	3	3
Accounts receivable, net	777	570
Program rights	236	—
Other current assets	259	237
Total current assets	1,870	868
Investment in films and television programs and program rights, net	1,816	1,458
Property and equipment, net	168	43
Investments	357	464
Intangible assets	2,024	11
Goodwill	2,734	535
Other assets	405	321
Deferred tax assets	6	134
Total assets	$9,380	$3,834
LIABILITIES
Accounts payable and accrued liabilities	$531	$355
Participations and residuals	499	437
Film obligations and production loans	257	663
Debt - short term portion	118	40
Deferred revenue	180	246
Total current liabilities	1,585	1,741
Debt	3,457	825
Participations and residuals	304	170
Film obligations and production loans	162	52
Other liabilities	33	23
Dissenting shareholders' liability	886	—
Deferred revenue	76	82
Deferred tax liabilities	461	—
Redeemable noncontrolling interest	94	91
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY
Class A voting common shares, no par value, 500,000,000 shares authorized, 78,811,162 shares issued (March 31, 2016 - no shares issued)	582	—
Class B non-voting common shares, no par value, 500,000,000 shares authorized, 120,964,447 shares issued (March 31, 2016 - no shares issued)	1,813	—
Common shares, no par value, no shares issued (March 31, 2016 - 146,785,940 shares issued)	—	886
Retained earnings (accumulated deficit)	(52)	8
Accumulated other comprehensive loss	(21)	(44)
Total shareholders' equity	2,322	850
Total liabilities and shareholders' equity	$9,380	$3,834
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions, except per share amounts)
Revenues	$752	$671	$1,945	$1,556
Expenses:
Direct operating	430	404	1,183	927
Distribution and marketing	175	203	522	428
General and administration	89	57	235	180
Depreciation and amortization	13	3	23	7
Restructuring and other	52	13	70	18
Total expenses	759	680	2,033	1,560
Operating loss	(7)	(9)	(88)	(4)
Other expenses (income):
Interest expense
Cash interest	24	12	50	33
Discount and financing costs amortization	3	2	8	7
Total interest expense	27	14	58	40
Interest and other income	(1)	—	(4)	(2)
Gain on Starz investment	(20)	—	(20)	—
Loss on extinguishment of debt	28	—	28	—
Total other expenses, net	34	14	62	38
Loss before equity interests and income taxes	(41)	(23)	(150)	(42)
Equity interests income (loss)	(2)	11	11	29
Loss before income taxes	(43)	(12)	(139)	(13)
Income tax benefit	(12)	(45)	(92)	(44)
Net income (loss)	(31)	33	(47)	31
Less: Net loss attributable to noncontrolling interest	—	8	—	8
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(31)	$41	$(47)	$39

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.19)	$0.27	$(0.31)	$0.26
Diluted net income (loss) per common share	$(0.19)	$0.26	$(0.31)	$0.26

Weighted average number of common shares outstanding:
Basic	161.4	149.5	152.2	148.5
Diluted	161.4	159.4	152.2	154.4

Dividends declared per common share	$—	$0.09	$0.09	$0.25
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Net income (loss)	$(31)	$33	$(47)	$31
Foreign currency translation adjustments, net of tax	(2)	(1)	(8)	1
Net unrealized gain (loss) on available-for-sale securities, net of tax	32	(16)	55	(4)
Reclassification adjustment for gain on available-for-sale securities realized in net loss	(20)	—	(20)	—
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(2)	(1)	(5)	2
Comprehensive income (loss)	(23)	15	(25)	30
Less: Comprehensive loss attributable to noncontrolling interest	—	8	—	8
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(23)	$23	$(25)	$38
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Class A		Class B		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Common Shares		Voting Common Shares		Non-Voting Common Shares
	Number	Amount	Number	Amount	Number	Amount			Total
	(Amounts in millions, except share amounts)
Balance at March 31, 2016	146,785,940	$886	—	$—	—	$—	$8	$(44)	$850
Exercise of stock options	575,426	1	—	—	—	—	—	—	1
Share-based compensation	1,043,342	36	—	—	—	—	—	—	36
Issuance of common shares to directors for services	18,912	—	—	—	—	—	—	—	—
Dividends declared	—	(7)	—	—	—	—	(6)	—	(13)
Reclassification of common shares	(148,423,620)	(916)	74,212,042	458	74,212,042	458	—	—	—
Issuance of common shares related to Starz Merger	—	—	4,593,885	122	45,226,998	1,162	—	—	1,284
Issuance of replacement equity awards related to the Starz Merger	—	—	—	—	1,347,526	187	—	—	187
Exercise of stock options	—	—	—	—	13,175	—	—	—	—
Share-based compensation	—	—	5,235	2	164,706	6	—	—	8
Net loss attributable to Lions Gate Entertainment Corp. shareholders	—	—	—	—	—	—	(47)	—	(47)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(1)	(7)	(8)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	55	55
Reclassification adjustment for gain on available-for-sale securities realized in net loss	—	—	—	—	—	—	—	(20)	(20)
Net unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	—	—	—	(5)	(5)
Noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(6)	—	(6)
Balance at December 31, 2016	—	$—	78,811,162	$582	120,964,447	$1,813	$(52)	$(21)	$2,322

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(47)	$31
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	7
Amortization of films and television programs and program rights	902	655
Discount and financing costs amortization	8	7
Non-cash share-based compensation	74	47
Other non-cash items	4	1
Distribution from equity method investee	14	—
Gain on Starz investment	(20)	—
Loss on extinguishment of debt	28	—
Equity interests income	(11)	(29)
Deferred income taxes	(109)	(55)
Changes in operating assets and liabilities:
Accounts receivable, net	59	(37)
Investment in films and television programs and program rights, net	(660)	(771)
Other assets	(6)	(2)
Accounts payable and accrued liabilities	79	(8)
Participations and residuals	126	77
Film obligations	24	(30)
Deferred revenue	(72)	(4)
Net Cash Flows Provided By (Used In) Operating Activities	416	(111)
Investing Activities:
Investment in equity method investees and other	(13)	(4)
Distributions from equity method investees	2	—
Purchase of Starz, net of cash acquired of $73 (see Note 2)	(1,057)	—
Purchase of Pilgrim Media Group, net of cash acquired of $16 (see Note 2)	—	(127)
Capital expenditures	(16)	(14)
Net Cash Flows Used In Investing Activities	(1,084)	(145)
Financing Activities:
Debt - borrowings	3,911	262
Debt - repayments	(2,252)	(238)
Production loans - borrowings	231	510
Production loans - repayments	(623)	(241)
Dividends paid	(27)	(34)
Distributions to noncontrolling interest	(6)	—
Exercise of stock options	1	6
Tax withholding required on equity awards	(32)	(23)
Net Cash Flows Provided By Financing Activities	1,203	242
Net Change In Cash And Cash Equivalents	535	(14)
Foreign Exchange Effects on Cash	2	(1)
Cash and Cash Equivalents - Beginning Of Period	58	103
Cash and Cash Equivalents - End Of Period	$595	$88

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a vertically integrated next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, premium pay television networks, home entertainment, global distribution and sales, interactive ventures and games and location-based entertainment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Balance Sheet Reclassifications: Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Historically, the Company has presented an unclassified balance sheet. As a result of the merger with Starz (see Note 2), the Company is now presenting a classified balance sheet and, accordingly, reclassification adjustments to the Company's historical unclassified balance sheet have been made to present an unaudited condensed consolidated classified balance sheet. In addition to these reclassification adjustments, the Company has made the following reclassifications to the unaudited condensed consolidated balance sheet as of March 31, 2016 to conform to the current year presentation: (i) reclassified $21 million of product inventory from investment in film and television programs to other current assets; (ii) reclassified $222 million of long-term accounts receivable to other non-current assets; (iii) reclassified $190 million of short-term tax credits receivable to other current assets and $67 million of long-term tax credits receivable to other non-current assets; (iv) reclassified $11 million of intangible assets from other assets to the new separate line item for intangible assets; (v) reclassified the carrying value of its previous senior revolving credit facility ($156 million), former 5.25% senior notes ($221 million), former term loan ($388 million) and convertible senior subordinated notes ($100 million) into the new separate line item for debt (current and non-current) on the unaudited condensed consolidated balance sheet.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; the allocations made in connection with the amortization of program rights; estimates of sales returns and other allowances and provisions for doubtful accounts; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended March 31, 2016. An update and supplement to these accounting policies associated with our merger with Starz (see Note 2) is below.
Program Rights: The cost of program rights for films and television programs exhibited on the Starz premium networks are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window.
The cost of original series in the Company's new Media Networks reporting segment (see Note 15) is allocated between the pay television market, and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified from investment in film and television programs to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs within the Media Networks segment. All the costs of original programming that is produced by the Media Networks segment are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

Revenue Recognition: Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Any funds received in excess of fixed and determinable programming revenue are recorded as a liability in deferred revenue until the discrepancy is resolved. Payments to distributors for marketing support costs for which the Company does not receive a direct benefit are recorded as a reduction of revenue.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. Certain of Starz’s affiliation agreements require Starz to provide marketing support to the distributor based upon certain criteria as stipulated in the agreements. Marketing support includes cooperative advertising and marketing efforts between Starz and its distributors such as cross channel, direct mail and point of sale incentives. Marketing support is recorded as an expense and not a reduction of revenue when Starz has received a direct benefit and the fair value of such benefit is determinable.
Recent Accounting Pronouncements
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
Presentation of Debt Issuance Costs: In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The guidance is effective for the Company's fiscal year beginning April 1, 2016, and must be applied on a retrospective basis to all prior periods presented in the financial statements. The Company adopted the new guidance effective April 1, 2016, which resulted in the reclassification of approximately $21 million of debt issuance costs from other assets to their respective debt liabilities in the unaudited condensed consolidated balance sheets as of March 31, 2016.
Balance Sheet Classification of Deferred Taxes: In April 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts and instead requires all such amounts be classified as non-current on the Company's consolidated balance sheets. The guidance is effective for the Company's fiscal year beginning April 1, 2017, with early adoption permitted, and can be adopted on either a retrospective or prospective basis. The Company adopted the new guidance on a retrospective basis effective October 1, 2016. As discussed in Note 1, the Company previously presented an unclassified balance sheet and upon changing to presenting a classified balance sheet, all deferred tax assets and liabilities have been classified as long-term.

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
Employee Share-Based Payment Accounting: In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. One aspect of the guidance, which will become effective on a prospective basis, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. This part of the guidance will be applied using a modified retrospective transition method and will result in the Company recording a cumulative-effect adjustment in retained earnings for excess tax benefits not previously recognized. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance also increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. Finally, the guidance provides for an election to account for forfeitures of share-based payments either by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as is required under the current guidance). The guidance is effective for the Company's fiscal year beginning April 1, 2017. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
Equity Method of Accounting: In March 2016, the FASB issued guidance that changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee. The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The guidance is effective for the Company's fiscal year beginning April 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
Restricted Cash: In November 2016, the FASB issued guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance will be applied retrospectively and is effective for the Company’s fiscal year beginning April 1, 2018, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Mergers and Acquisitions

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger").
Reclassification of Capital Stock and Purchase Consideration. Immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the Merger Agreement. Following the reclassification (a) each share of Starz Series A common stock was converted into the right to receive $18.00 in cash and 0.6784 of a share of Lionsgate Class B non-voting shares, and (b) each share of Starz Series B common stock was converted into the right to receive $7.26 in cash, 0.6321 of a share of Lionsgate Class B non-voting shares and 0.6321 of a share of Lionsgate Class A voting shares, in each case, subject to the terms and conditions of the Merger Agreement.
As a result of the reclassification discussed above, the fair value of Lions Gate Class A voting shares and Lions Gate Class B non-voting shares was estimated based on the closing price of the common shares on December 8, 2016 (i.e., $26.09) before the reclassification and applying a small premium or discount to the Class A voting and Class B non-voting shares, based on a historical analysis of the spread of trading prices of voting and non-voting stock of comparable companies. Accordingly, a value of $26.48 was estimated with respect to the Class A voting shares, and $25.70 was estimated with respect to the Class B non-voting shares for purposes of recording the share portion of the consideration to be paid to Starz stockholders.
In connection with the merger between the Company and Starz, as of December 31, 2016, Starz has received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights.  As of December 31, 2016, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $886 million that is included in dissenting shareholders' liability on the unaudited condensed consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares. Since the merger closed on December 8, 2016, three petitions for appraisal have been filed in the Court of Chancery of the State of Delaware. See Note 16 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts, if any, that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. At any time within 60 days after the effective date of the merger or, February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares.
The following table summarizes the components of the estimated purchase consideration, inclusive of Lions Gate’s existing ownership of Starz common stock and Starz’s share-based equity awards outstanding as of December 8, 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Amounts in millions)
Market value, as of December 8, 2016, of Starz Series A and Series B common stock already owned by Lionsgate(1)		$179
Cash consideration paid to Starz stockholders
Starz Series A common stock at $18.00	$1,077
Starz Series B common stock at $7.26	53
		1,130
Fair value of Lionsgate voting and non-voting shares issued to Starz's stockholders
Starz Series A common stock at exchange ratio of 0.6784 Lionsgate non-voting shares	$1,044
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate voting shares	122
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate non-voting shares	118
		1,284
Replacement of Starz share-based payment awards(2)		187
Liability for dissenting shareholders		886
Total preliminary estimated purchase consideration		$3,666
(1)The difference between the fair value of the Starz available-for-sale securities owned by Lionsgate and the original cost of the Starz available-for-sale securities of $159 million, of $20 million, has been reflected in the gain on Starz investment line item in the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2016. See Note 4.
(2)Upon the closing of the merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Lions Gate non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. Each Starz outstanding award was measured at fair value on the date of acquisition and the portion attributable to pre-combination service was recorded as part of the purchase consideration. The fair value of the Lions Gate replacement award measured on the date of acquisition in excess of the fair value of the Starz award attributed to and recorded as part of the purchase consideration was attributed to post-combination services and will be recognized as share-based compensation expense over the remaining post-combination service period. The estimated aggregate fair value of the Lions Gate replacement awards to be recorded as part of the purchase consideration is $187 million, and the estimated remaining aggregate fair value totaling $43 million will be recognized in future periods in accordance with each respective award’s vesting terms. The fair value of the Lions Gate replacement restricted stock and restricted stock unit awards was determined based on the value estimated for the Class A voting shares and Class B non-voting shares as of the acquisition date as discussed above. The fair value of Lions Gate replacement stock option awards was determined using the Black-Scholes option valuation model using the estimated fair value of the Class B non-voting shares underlying the replacement stock options. For purposes of valuing the Lions Gate replacement awards, the following weighted-average applicable assumptions were used in the Black-Scholes option valuation model:

Weighted average assumptions:
Risk-free interest rate	0.00% - 1.83%
Expected option lives (years)	0.01 - 5.50 years
Expected volatility	35%
Expected dividend yield	0%

The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected option lives represents the period of time that options are expected to be outstanding. Expected volatilities are based on implied volatilities from traded options on Lions Gate’s stock, historical volatility of Lions Gate’s stock and other factors. The expected dividend yield is based on an assumption that the combined company has suspended the quarterly dividend.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Preliminary Purchase Consideration. The Company has made a preliminary allocation of the estimated purchase price of Starz to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of program rights, investment in films and television programs, intangible assets, certain tangible capital assets, and tax and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense. The preliminary estimated purchase price of Starz has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(Amounts in millions)
Cash and cash equivalents	$73
Accounts receivable	257
Investment in films and television programs and program rights	843
Property and equipment	121
Investments	12
Intangible assets	2,021
Other assets	128
Accounts payable and accrued liabilities	(114)
Corporate debt and capital lease obligations	(1,016)
Deferred tax liabilities	(701)
Other liabilities	(157)
Fair value of net assets acquired	1,467
Goodwill	2,199
Total estimated purchase consideration	$3,666

Fair Value Estimates: The fair value of the assets acquired and liabilities assumed were preliminarily determined using income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, other than the long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired customer relationships and tradenames.
The intangible assets acquired include customer relationships with a weighted average estimated useful life of 17 years and tradenames with an indefinite useful life (see Note 5). The fair value of customer relationships was preliminarily estimated based on the estimated future cash flows to be generated from the customer affiliation contracts considering assumptions related to contract renewal rates and revenue growth based on the number of subscribers and contract rates. The earnings expected to be generated by the customer relationships were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets and discounted to present value at a rate commensurate with the risk of the asset. The fair value of tradenames was preliminarily estimated based on the present value of the theoretical cost savings that could be realized by the owner of the tradenames as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the tradenames, reduced by the tax shield realized by the licensee on the royalty payments. The cost savings were discounted to present value at a rate commensurate with the risk of the asset.
Investment in films and television programs include the cost of completed films and television programs (including original series) which have been produced by Starz or for which Starz has acquired distribution rights, as well as the costs of films and television programs in production, pre-production and development. For film and television programs in production, pre-production and development, the fair value has been preliminarily estimated to be the recorded book value. For completed films and television programs, the fair value was preliminarily estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets.
For tangible capital assets held under capital leases the income approach was utilized in valuing the tangible capital assets, including the satellite transponders and the real property, under a right-to-use scenario. The fair value of the capital asset was

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated by forecasting a market lease rate over the remaining term of the contract and discounting the payments using a market participant lease rate reflective of the riskiness of the asset. The fair value of the capital lease liability was estimated by forecasting the contract lease rate over the remaining term of the contract and discounting payments using a market participant debt rate reflective of the riskiness of the lessee. We estimated the fair value of the asset retirement obligation by utilizing an estimate of cost to retire the asset, inflating it to the end of the contract term and discounting it at a market participant debt rate reflective of the riskiness of the lessee.
The cost approach was utilized in valuing the tangible personal property using standard methodologies to estimate a replacement cost new and depreciation effects for each asset. Replacement cost new was estimated using historical costs and acquisition dates of the assets along with inflationary measures specific to the types of assets included in the valuation. Depreciation effects encompass physical deterioration, functional obsolescence, and economic obsolescence. Replacement cost new less depreciation results in an estimate of fair value when using the cost approach.
The fair value of program rights has been preliminarily assumed to be the recorded book value, based on an assessment that such content is acquired or produced at fair value and aired over relatively short periods (a few years) and thus the amortization of the cost reflects the decline in the fair value of the content over time.
As part of the acquisition, we assumed and immediately extinguished Starz's senior notes, which had a principal amount outstanding of $675 million, and Starz's credit facility, which had an outstanding amount of $255 million (see Note 6). The former Starz senior notes were adjusted to fair value prior to extinguishment using quoted market values, and the fair value of the outstanding amounts under Starz's credit facility were estimated to approximate their carrying value.
Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to intangible assets. The incremental deferred tax liabilities were calculated based on the tax effect of the step-up in book basis of the net assets of Starz, excluding the amount attributable to goodwill, using the estimated statutory tax rates.
Goodwill of $2.2 billion represents the excess of the estimated purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the increase in the combined company’s content creation capability and enhanced scale to its global distribution footprint across mobile, broadband, cable and satellite platforms. In addition, the acquisition goodwill arises from the opportunity for a broad range of new content partnerships and accelerates the growth of Lionsgate and Starz’s over-the-top (which primarily represent internet streaming services and which the Company refers to as “OTT”) services, as well as other anticipated revenue and cost synergies. The goodwill recorded as part of this acquisition is included in the Motion Pictures and Media Networks segment (see Note 5). The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes.

Pro Forma Statement of Operations Information. The merger was accounted for under the acquisition method of accounting, with the results of operations of Starz included in the Company's consolidated results from December 8, 2016. Revenues and income before income taxes for the period from December 8, 2016 through December 31, 2016 of Starz were $97 million and $40 million, respectively. The following unaudited pro forma condensed consolidated statements of operations information presented below illustrate the results of operations of the Company as if the Starz Merger and related debt financing (see Note 6) occurred on April 1, 2015.

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions, except per share amounts)
Revenues	$3,063	$2,806
Net income attributable to Lions Gate Entertainment Corp. shareholders	$119	$134
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.61	$0.68
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.60	$0.63
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any operating efficiencies or cost savings, and exclude $61 million of acquisition-related and restructuring costs that were expensed in restructuring and other expenses during the nine months ended December 31, 2016. During the three months ended

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2016, the Company incurred approximately $49 million of merger-related costs that were expensed in restructuring and other expenses in the unaudited condensed consolidated statements of operations.

Pilgrim Media Group
On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Media Group"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $202 million.
The purchase price consisted of $145 million in cash and 1,517,451 of the Company's former common shares, valued at $57 million. These shares were valued based on the closing price of the Company’s common shares on the date of closing of the acquisition, discounted to the fair value of the shares considering certain transfer restrictions. The Company incurred approximately $3 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2016.

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Media Group as described above occurred on April 1, 2015. The statement of operations information below includes the statement of income of Pilgrim Media Group for the nine months ended September 30, 2015 combined with the Company's statement of operations for the nine months ended December 31, 2015.

Nine Months Ended
December 31,
2015
(Amounts in millions, except per share amounts)
Revenues	$1,662
Net income attributable to Lions Gate Entertainment Corp. shareholders	$46
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.31
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.30
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $8 million attributable to the noncontrolling shareholder expensed in connection with the transaction, as well as $3 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$576	$584
Acquired libraries, net of accumulated amortization	3	4
Completed and not released	35	34
In progress	279	422
In development	38	28
	931	1,072
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	210	189
In progress	119	191
In development	7	6
	336	386
Media Networks Segment
Licensed program rights, net of accumulated amortization	503	—
Produced programming
Released, net of accumulated amortization	107	—
In progress	168	—
In development	7	—
	785	—
Investment in films and television programs and program rights, net	2,052	1,458
Less current portion of program rights	(236)	—
Non-current portion	$1,816	$1,458
The Company expects approximately 51% of completed films and television programs, excluding licensed program rights, will be amortized during the one-year period ending December 31, 2017. Additionally, the Company expects approximately 83% of completed and released films and television programs, excluding licensed program rights and acquired libraries, will be amortized during the three-year period ending December 31, 2019. Licensed program rights expected to be amortized within one-year from the balance sheet date are classified as short-term in the unaudited condensed consolidated balance sheet.
During the three and nine months ended December 31, 2016 and 2015, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 9). During the three and nine months ended December 31, 2016, the Company recorded $2 million and $7 million, respectively, of fair value film write-downs, as compared to $3 million and $12 million, respectively, of fair value film write-downs recorded during the three and nine months months ended December 31, 2015.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investments
The carrying amounts of investments, by category, at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Equity method investments	$314	$297
Available-for-sale securities	—	124
Cost method investments	43	43
	$357	$464

Equity Method Investments:
The carrying amounts of equity method investments at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016
Equity Method Investee	Ownership Percentage	December 31, 2016	March 31, 2016
		(Amounts in millions)
EPIX	31.2%	$179	$172
Pop	50.0%	94	99
Other	Various	41	26
		$314	$297
Equity interests in equity method investments for the three and nine months ended December 31, 2016 and 2015 were as follows (income (loss)):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Equity Method Investee	2016	2015	2016	2015
	(Amounts in millions)
EPIX	$5	$13	$21	$34
Pop	(3)	—	(5)	1
Other	(4)	(2)	(5)	(6)
	$(2)	$11	$11	$29
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80 million through September 30, 2010, and no additional amounts have been funded since. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $42 million. During the three and nine months ended December 31, 2016, the Company received distributions from EPIX of $14 million (three and nine months ended December 31, 2015 - none).
EPIX Financial Information:
The following table presents summarized balance sheet data as of December 31, 2016 and March 31, 2016 for EPIX:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Current assets	$386	$356
Non-current assets	$393	$360
Current liabilities	$113	$91
Non-current liabilities	$23	$24
The following table presents the summarized statements of income for the three and nine months ended December 31, 2016 and 2015 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Revenues	$101	$98	$298	$315
Expenses:
Operating expenses	73	56	194	190
Selling, general and administrative expenses	5	6	18	18
Operating income	23	36	86	107
Interest and other expense	—	—	—	(2)
Net income	$23	$36	$86	$105
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$23	$36	$86	$105
Ownership interest in EPIX	31.15%	31.15%	31.15%	31.15%
The Company's share of net income	7	11	27	33
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(4)	—	(10)	(6)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	2	2	4	7
Total equity interest income recorded	$5	$13	$21	$34
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. Pop is the Company's joint venture with CBS. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. CBS has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the three and nine months ended December 31, 2016, the Company made no contributions to Pop (2015 - none and $1 million, respectively).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 10%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Roadside Attractions. Roadside Attractions is an independent theatrical distribution company. The Company owns a 43% interest in Roadside Attractions.
Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. The Company owns a 49% interest in Pantelion Films.
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company made initial investments totaling $4 million in Atom Tickets during the year ended March 31, 2015. During the year ended March 31, 2016, the Company agreed to participate in an equity offering of Atom Tickets and subscribed for an additional $8 million in equity interests. The Company owns an interest of approximately 19% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Playco. Playco Holdings Limited ("Playco") offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. The Company owns an approximately 41.3% interest in Playco.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Available-for-Sale Securities:

The cost basis, unrealized losses and fair market value of available-for-sale securities were as set forth below:

March 31, 2016
(Amounts in millions)
Cost basis	$159
Gross unrealized loss	(35)
Fair value	$124

Starz. At March 31, 2016, available-for-sale securities consisted of the Company's minority interest in Starz. On March 27, 2015, pursuant to the terms of a stock exchange agreement entered into on February 10, 2015 (the "Exchange Agreement"), the Company exchanged 4,967,695 of the then newly issued common shares for 2,118,038 shares of Series A common stock of Starz and 2,590,597 shares of Series B common stock of Starz held by certain affiliates of John C. Malone ("Dr. Malone") (the exchange transaction, the "Exchange").

On December 8, 2016, the Company merged with Starz (see Note 2), and accordingly, the difference between the fair value of the Starz available-for-sale securities on December 8, 2016 of $179 million and the original cost of the Starz available-for-sale securities of $159 million represented a gain of $20 million, which has been reflected in in the gain on Starz investment line item in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2016. Such amounts have been reclassified out of accumulated other comprehensive loss to net loss for the three and nine months ended December 31, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. In February 2015, the Company invested $40 million in Telltale, which consisted of cash of $28 million and 361,229 shares of then newly issued common shares of the Company with a fair value of approximately $12 million representing in the aggregate an approximately 14% economic interest in Telltale.
Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2 million in Next Games for a small minority ownership interest.

5. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2016	$294	$241	$—	$535
Starz Merger	68	—	2,131	2,199
Balance as of December 31, 2016	$362	$241	$2,131	$2,734

As a result of the reorganization of the Company's reporting segments (see Note 15) in connection with the Starz Merger (see Note 2), the goodwill resulting from the acquisition was allocated to the Media Networks and Motion Pictures segments based on the estimate of the relative fair value of the businesses included in each segment.

Intangible Assets
Finite-lived intangible assets consisted of the following as of December 31, 2016 and March 31, 2016:

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships	$1,771	$7	$1,764	$—	$—	$—
Trademarks and trade names	9	7	2	9	7	2
Other	10	2	8	9	—	9
	$1,790	$16	$1,774	$18	$7	$11

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames	$250	$—

The increase in the carrying value of intangible assets from March 31, 2016 was primarily due to intangible assets acquired in the Starz Merger. The intangible assets acquired were (i) customer relationships primarily representing affiliation agreements with distributors, and (ii) tradenames primarily related to the Starz brand name, which have an indefinite useful life and are not

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired. The allocation of the intangible assets acquired is preliminary and subject to revision as a more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. See Note 2 for further information.

Amortization expense associated with the Company's intangible assets for the three and nine months ended December 31, 2016 was approximately $7 million and $8 million, respectively (2015 - $1 million and $2 million, respectively). Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2017 through 2021 is estimated to be approximately $27 million, $106 million, $106 million, $106 million, and $106 million, respectively.

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Corporate debt:
Revolving credit facilities	$—	$161
Term Loan A	1,000	—
Term Loan B	2,000	—
5.875% Senior Notes	520	—
5.25% Senior Notes	—	225
Term Loan Due 2022	—	400
Total corporate debt	3,520	786
Convertible senior subordinated notes	102	102
Capital lease obligations	59	—
Total debt	3,681	888
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(106)	(23)
Total debt, net	3,575	865
Less current portion	(118)	(40)
Non-current portion of debt	$3,457	$825

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of debt as of December 31, 2016:

	Maturity Date	Year Ended March 31,
Debt Type		2017	2018	2019	2020	2021	Thereafter	Total
		(Amounts in millions)
Revolving credit facility	December 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan A	December 2021	13	50	55	77	100	705	1,000
Term Loan B	December 2023	5	20	20	20	20	1,915	2,000
5.875% Senior Notes	November 2024	—	—	—	—	—	520	520
Capital lease obligations	Various	1	6	6	4	3	39	59
Principal amounts of convertible senior subordinated notes:
January 2012 4.00% Notes	January 2017	42	—	—	—	—	—	42
April 2013 1.25% Notes	April 2018	—	—	60	—	—	—	60
		$61	$76	$141	$101	$123	$3,179	3,681
Less aggregate unamortized discount & debt issuance costs, net of fair value adjustment on capital lease obligations								(106)
								$3,575

Senior Credit Facilities

Issuance. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement"), providing for a $1.0 billion five-year revolving credit facility (ii) a $1.0 billion five-year term loan A facility (the "Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Term Loan B" and together, the "Senior Credit Facilities"). The Term Loan B facility was issued at 99.5%.
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at December 31, 2016 there was $1.0 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2016. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: December 8, 2021.
•Term Loan B: December 8, 2023.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bears interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%) margin, subject to possible reductions in the margin of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement (effective interest rate of 3.19% as of December 31, 2016).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) margin (effective interest rate of 3.75% as of December 31, 2016).

Required Principal Payments:

•
Term Loan A: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after December 8, 2016, at quarterly rates of 1.25% for the first and second years, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after December 8, 2016, at a quarterly rate of 0.25%, with the balance payable at maturity.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan A and Term Loan B also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Credit Agreement.
Optional Prepayment:

•	Revolving Credit Facility & Term Loan A: The Company may voluntarily prepay the revolving credit facility and Term Loan A at any time without premium or penalty.

•
Term Loan B: The Company may voluntarily prepay the Term Loan B at any time, provided that if prepaid in connection with a Repricing Transaction (as defined in the Credit Agreement) on or before 12 months after the Closing Date (as defined in the Credit Agreement), the Company shall pay to lenders a prepayment premium of 1.0% of the loans prepaid.

Security. The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Credit Agreement), subject to certain exceptions.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the revolving credit facility and the Term Loan A and are tested quarterly. As of December 31, 2016, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.875% Senior Notes

Issuance. On October 27, 2016, Lions Gate Entertainment Corp. issued $520 million aggregate principal amount of 5.875% senior notes due 2024 (the "5.875% Senior Notes").

Interest. Bears interest at 5.875% annually.

Maturity Date. November 1, 2024.

Optional Redemption:

(i)
Prior to November 1, 2019, the 5.875% Senior Notes are redeemable under certain circumstances (as defined in the indenture governing the 5.875% Senior Notes), in whole at any time or in part from time to time, at a price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the indenture governing the 5.875% Senior Notes). The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at November 1, 2019 (see below) of the notes redeemed plus interest through the redemption date (discounted at the treasury rate on the redemption date plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.

(ii)
On and after November 1, 2019, redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after November 1, 2019 - 104.406%; (ii) on or after November 1, 2020 - 102.938%; (iii) on or after November 1, 2021 - 101.439%; and (iv) on or after November 1, 2022 - 100%.

Security. The 5.875% Senior Notes are guaranteed on an unsubordinated, unsecured basis.

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2016, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the 5.875% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.875% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.

Debt Redemptions and Repayments

The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility (amounting to $50 million) to finance a portion of the consideration and transaction costs for the Starz Merger (see Note 2) and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's previous senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement. The details of the debt redemptions and repayments are as follows:

Repayment of Lionsgate's Senior Revolving Credit Facility, Term Loan Due 2022 and 5.25% Senior Notes. On December 8, 2016, all outstanding obligations (i.e., $241 million) under Lionsgate's previous $800 million senior revolving credit facility were repaid and the credit agreement was terminated. The previous credit facility bore interest at an alternative base rate, as defined, plus 1.5%, or LIBOR plus 2.5%, as designated by the Company (effective interest rate of 2.94% on borrowings outstanding as of March 31, 2016).

On December 8, 2016, the Company redeemed its previous $400 million seven-year term loan due March 2022 (the "Term Loan Due 2022"), which carried interest at a rate of 5.00% per year. In conjunction with the early redemption of the Term Loan Due 2022, the Company paid a prepayment premium of $8 million, or 2.0% on the principal amount prepaid, pursuant to the terms of the agreement governing the Term Loan Due 2022.

On December 8, 2016, the Company redeemed in full the $225 million outstanding principal amount of the 5.25% Senior Secured Second-Priority Notes due August 2018 (the "5.25% Senior Notes"), which bore interest at a rate of 5.25% per year. In conjunction with the early redemption of the 5.25% Senior Notes, the Company paid a prepayment premium of $15 million pursuant to the terms of the indenture governing the 5.25% Senior Notes.

Accounting for the Repayment of Lionsgate's Senior Revolving Credit Facility:

Any fees paid to creditors or third parties related to the issuance of the new revolving credit facility are capitalized and amortized over the term of the new revolving credit facility. To the extent the borrowing capacity, measured as the amount available under the revolving credit facility multiplied by the remaining term, on a creditor by creditor basis, was more than under the previous revolving credit facility, any prior unamortized debt issuance costs are capitalized and amortized over the term of the new revolving credit facility. To the extent the borrowing capacity on a creditor by creditor basis was less than under the previous credit facility the prior unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity under the former revolving credit facility.

The table below sets forth the applicable costs associated with the issuance and repayment of the senior revolving credit facility:

	Total	Amortize Over Life of New Revolving Credit Facility	Loss on Extinguishment of Debt
	(Amounts in millions)
Previously incurred unamortized debt issuance costs of senior revolving credit facility	$3	$2	$1
New costs incurred to issue the new revolving credit facility	20	20	—
Total	$23	$22	$1

Redemption of Lionsgate's Term Loan Due 2022 and 5.25% Senior Notes:

In accounting for each contemporaneous issuance of the Term Loan A, the Term Loan B and the 5.875% Senior Notes and redemption of the Term Loan Due 2022 and 5.25% Senior Notes, a portion of the issuance and redemption was considered a modification of terms with creditors who participated in both the new issuances and the redeemed debt, and a portion was

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered a debt extinguishment. To the extent a portion of the issuance and redemption was considered a modification, the call premium and any fees or other amounts paid to creditors plus the remaining unamortized debt issuance costs and debt discount on the redeemed debt will be amortized over the life of the new issuance, and to the extent a portion of the issuance and redemption was considered an extinguishment, these costs were expensed as a loss on extinguishment of debt. The new issuance costs paid to third parties related to each issuance were capitalized and will be amortized over the life of the new issuance to the extent the issuance and redemption was considered an extinguishment, and expensed as a loss on extinguishment of debt to the extent considered to be a modification of terms. All costs and expenses associated with new creditors are capitalized and amortized over the life of the new issuance. Deferred financing costs and any debt discount are amortized using the effective interest method.

The table below sets forth the applicable costs associated with the issuance of the Term Loan A, the Term Loan B, and the 5.875% Senior Notes and the redemption of the Term Loan Due 2022 and the 5.25% Senior Notes, respectively (as discussed above), and the applicable accounting for such:

	Total	Amortize Over Life of 5.875% Senior Notes, Term Loan A and Term Loan B	Loss on Extinguishment of Debt
	(Amounts in millions)
Early redemption/ call premium on 5.25% Senior Notes and Term Loan Due 2022 and other fees paid to creditors	$23	$11	$12
Previously incurred unamortized net discount/premium and debt issuance costs of 5.25% Senior Notes and Term Loan Due 2022	13	9	4
	36	20	16
New costs incurred to issue the 5.875% Senior Notes, Term Loan A and Term Loan B	92	84	8
Total	$128	$104	$24

Repayment of Starz Credit Facility and Redemption of Starz Senior Notes. On December 8, 2016, all outstanding obligations (i.e., $255 million) under Starz's existing $1.0 billion revolving credit facility that were assumed as part of the Starz Merger were repaid and the credit agreement was terminated.

On December 8, 2016, the Company discharged the $675 million outstanding principal amount of the previous Starz senior notes due September 15, 2019 (the "Starz Senior Notes") that were assumed as part of the Starz Merger. In conjunction with the discharge of the Starz Senior Notes, the Company paid a call premium of $8 million.

The repayment of the Starz credit facility and discharge of the Starz Senior Notes were accounted for as debt extinguishments, and a loss on extinguishment of debt of $3 million was recorded in the unaudited condensed consolidated statements of operations in the three and nine months ended December 31, 2016 related to these transactions.

The following table summarizes the loss on extinguishment of debt recorded in the three and nine months ended December 31, 2016:

(in millions)
Loss on Extinguishment of Debt
Senior revolving credit facility	$1
Term Loan Due 2022 & 5.25% Senior Notes	24
Starz credit facility & Starz Senior Notes	3
$28

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at December 31, 2016 and March 31, 2016:

	Maturity Date	Conversion Price Per Share at December 31, 2016	December 31, 2016			March 31, 2016
Convertible Senior Subordinated Notes			Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount
			(Amounts in millions)
January 2012 4.00% Notes	January 11, 2017	$10.21	$42	$—	$42	$42	$(2)	$40
April 2013 1.25% Notes	April 15, 2018	$29.19	60	—	60	60	—	60
			$102	$—	$102	$102	$(2)	$100

January 2012 4.00% Notes: In January 2012, Lions Gate Entertainment Inc., a subsidiary of the Company, ("LGEI") issued approximately $45 million of 4.00% convertible senior subordinated notes due 2017 (the "January 2012 4.00% Notes"), of which $10 million was allocated to the equity component.

April 2013 1.25% Notes: In April 2013, LGEI issued approximately $60 million in aggregate principal amount of 1.25% convertible senior subordinated notes due 2018 (the "April 2013 1.25% Notes").

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

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the nine months ended December 31, 2015 (none in the nine months ended December 31, 2016). In January 2017, the outstanding principal amount of the January 2012 4.00% Notes was converted; see Subsequent Events Note 20 for further details.

Nine Months Ended
December 31,
2015
(Amounts in millions)
April 2009 3.625% Notes
Principal amount converted	$16
Common shares issued upon conversion	2
Weighted average conversion price per share	$8.15

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Lease Obligations

Capital lease obligations represent lease agreements acquired in the Starz Merger (see Note 2), and include a ten-year commercial lease for a building with an imputed annual interest rate of 6.4%, and capital lease arrangements for Starz's transponder capacity that expire from 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

7. Participations and Residuals

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's unaudited condensed consolidated balance sheets and amounted to $131 million at December 31, 2016 (March 31, 2016 - $61 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

8. Film Obligations and Production Loans

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Film obligations	$122	$25
Production loans	298	690
Total film obligations and production loans	420	715
Unamortized debt issuance costs	(1)	—
Total film obligations and production loans, net	419	715
Less current portion	(257)	(663)
Total non-current film obligations and production loans	$162	$52

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual repayment of film obligations and production loans as of December 31, 2016:

	Three Months Ending
	March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Amounts in millions)
Film obligations	$61	$26	$11	$14	$4	$7	$123
Production loans	37	232	29	—	—	—	298
	$98	$258	$40	$14	$4	$7	$421
Less imputed interest on film obligations and debt issuance costs on production loans							(2)
							$419
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.69% to 3.98%.

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, 5.875% Senior Notes, Term Loan A and Term Loan B, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2016 and March 31, 2016:

	December 31, 2016			March 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4) (1):
Starz Series A common stock	$—	$—	$—	$56	$—	$56
Starz Series B common stock	—	—	—	—	68	68

Forward exchange contracts (see Note 18)	—	—	—	—	9	9

Liabilities:
Forward exchange contracts (see Note 18)	—	(2)	(2)	—	(1)	(1)
	$—	$(2)	$(2)	$56	$76	$132

(1)
At March 31, 2016, the Company classified the Series A common stock of Starz within Level 1 of the fair value hierarchy as the valuation inputs were based on quoted prices in active markets. The Series B common stock of Starz was considered a Level 2 security because the quoted market prices were based on infrequent transactions. Therefore, the fair value of the Series B common stock, which was convertible, at the holder’s option, into Series A common stock of Starz was based on the quoted market price of the Series A common stock, which was an equivalent security other than for the voting rights.

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2016 and March 31, 2016:

	December 31, 2016		March 31, 2016
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$94	$115	$99	$115

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	975	1,003	—	—
Term Loan B	1,944	2,010	—	—
5.875% Senior Notes	498	528	—	—
January 2012 4.00% Notes	42	43	40	41
April 2013 1.25% Notes	60	58	60	54
Production loans	298	298	690	690
5.25% Senior Notes	—	—	221	230
Term Loan Due 2022	—	—	388	401
	$3,817	$3,940	$1,399	$1,417

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Redeemable Noncontrolling Interest

In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90 million, representing 37.5% of Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, subject to a cap, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's unaudited condensed consolidated balance sheets.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group. Pursuant to the operating agreement of Pilgrim Media Group, if the employment of the noncontrolling interest holder is terminated, under certain circumstances as defined in the operating agreement, the Company can call and the noncontrolling interest holder can put the noncontrolling interest at a discount to fair value. The amount of the discount related to the 17.5% noncontrolling interest is being expensed through the five-year call period, and the portion of the discount related to the remaining noncontrolling interest is being expensed over the seven-year call period. The amounts are included in general and administrative expense of Pilgrim Media Group and reflected as an addition to redeemable noncontrolling interest.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

Nine Months Ended
December 31,
2016
(Amounts in millions)
Beginning balance	$90
Net loss of Pilgrim Media Group attributable to noncontrolling interest	—
Noncontrolling interest discount accretion	4
Adjustments to redemption value	6
Cash distributions	(6)
Ending balance	$94

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2016 and 2015 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(31)	$41	$(47)	$39
Denominator:
Weighted average common shares outstanding(1)	161.4	149.5	152.2	148.5
Basic net income (loss) per common share	$(0.19)	$0.27	$(0.31)	$0.26
___________________

(1)
The weighted average common shares outstanding for the three and nine months ended December 31, 2016 do not include the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 2 and Note 16.

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights, restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2016 and 2015 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(31)	$41	$(47)	$39
Add:
Interest on convertible notes, net of tax	—	1	—	1
Numerator for diluted net income (loss) per common share	$(31)	$42	$(47)	$40

Denominator:
Weighted average common shares outstanding	161.4	149.5	152.2	148.5
Effect of dilutive securities:
Conversion of notes	—	6.1	—	2.1
Share purchase options	—	3.4	—	3.4
Restricted share units and restricted stock	—	0.4	—	0.4
Adjusted weighted average common shares outstanding	161.4	159.4	152.2	154.4
Diluted net income (loss) per common share	$(0.19)	$0.26	$(0.31)	$0.26

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended December 31, 2016 and 2015, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	6.2	—	6.1	4.0
Share purchase options	2.7	3.2	2.3	3.4
Restricted share units	0.2	0.1	0.1	0.1
Other issuable shares(1)	5.0	0.5	1.7	0.4
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	14.1	3.8	10.2	7.9
___________________

(1)
For the three and nine months ended December 31, 2016, includes the impact of the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 2 and Note 16.

12. Capital Stock

(a) Common Shares

As discussed in Note 2, immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Class A voting shares and 0.5 shares of a newly issued class of Class B non-voting shares, subject to the terms and conditions of the Merger Agreement, resulting in 74.2 million shares issued of Class A voting shares and 74.2 million shares issued of Class B non-voting shares. As of December 31, 2016, there were 17.0 million shares of the Company’s Class B non-voting shares that had not been issued to the former holders of 25.0 million of former Starz Series A common stock who are exercising their right to judicial appraisal under Delaware law (see Note 2 and Note 16).
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2016 (500 million authorized common shares at March 31, 2016). The table below outlines common shares reserved for future issuance:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Stock options outstanding, Class A voting shares average exercise price $25.93, Class B non-voting shares average exercise price $18.82 (March 31, 2016 - common shares average exercise price $24.55)	36	15
Restricted stock and restricted share units — unvested	3	2
Common shares available for future issuance under Lionsgate plan	1	2
Common shares available for future issuance under Starz plan	12	—
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.21 per share (March 31, 2016 - $10.26)	4	4
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2016 - $29.32)	2	2
Shares reserved for future issuance	58	25

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's 2012 Performance Incentive Plan was amended on October 3, 2016 (the "2012 Plan") to provide for the issuance of up to 31.6 million (an increase of 4 million) common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At the effective time of the closing of the merger, Starz had outstanding equity awards under the Starz Transitional Stock Adjustment Plan, Starz 2011 Incentive Plan, Starz 2011 Nonemployee Director Plan and Starz 2016 Omnibus Incentive Plan (collectively, the “Starz Plans”). In accordance with the Merger Agreement, at the effective time of the closing of the merger, Lions Gate assumed the Starz Plans and the restricted stock unit awards, unvested stock options and restricted stock awards, in each case, granted under the Starz Plans (collectively, the “Assumed Awards”). As a result of this assumption, at the effective time of the closing of the Merger, the Assumed Awards were converted into corresponding awards relating to Class B non-voting shares, after giving effect to appropriate adjustments to reflect the consummation of the merger. There are currently 30.3 million Class B non-voting shares issuable in connection with the Assumed Awards held by Starz employees and awards to be granted under the Starz Plans following the merger.

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2016, and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Compensation Expense:
Stock options	$13	$6	$29	$26
Restricted share units and other share-based compensation	9	7	23	21
Share appreciation rights	—	—	—	1
	22	13	52	48
Immediately vested restricted share units issued under annual bonus program(1)	7	—	20	—
Impact of accelerated vesting on equity awards(2)	—	—	2	—
Total share-based compensation expense	$29	$13	$74	$48

Tax impact(3)	(10)	(5)	(26)	(17)
Reduction in net income	$19	$8	$48	$31
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of our annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(3)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables sets forth the stock option and restricted share unit activity during the nine months ended December 31, 2016. The activity prior to the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above is presented in the table below:

	Stock Options	Weighted-Average Exercise Price	Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2016	16,093,896	$23.83	1,647,432	$31.74
Granted	5,997,539	$22.73	1,537,632	$20.89
Options exercised or RSUs vested	(2,145,852)	$9.78	(1,789,908)	$25.01
Forfeited or expired	(552,067)	$32.39	(164,592)	$30.18
Outstanding at December 8, 2016 before share reclassification	19,393,516	$24.80	1,230,564	$28.18
Reclassification of common stock to newly issued Class A voting shares and Class B non-voting shares	(19,393,516)		(1,230,564)
Outstanding at December 8, 2016 after share reclassification	—		—

Immediately prior to the consummation of the Starz Merger and in accordance with the reclassification of Lionsgate stock discussed above, each outstanding share-based equity award (i.e., stock options and restricted share units) of Lionsgate was also adjusted to reflect the reclassification of the underlying stock of each award. Upon the closing of the Starz Merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Class B non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. The stock option, restricted stock and restricted share unit activity from the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above, through December 31, 2016 is presented in the table below:

	Stock Options				Restricted Stock and Restricted Share Units
	Class A Voting Shares	Weighted-Average Exercise Price	Class B Non-Voting Shares	Weighted-Average Exercise Price	Class A Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
Issuance of Class A voting shares and Class B non-voting upon reclassification of common stock at December 8, 2016	9,528,634	$25.53	9,528,634	$24.68	615,103	$26.48	615,103	$25.70
Issuance for Lions Gate replacement awards	—	—	15,395,707	$14.68	—	—	1,861,342	$25.70
Granted	4,913	$41.95	666,740	$25.38	2,916	$26.40	109,790	$25.45
Options exercised or restricted stock or RSUs vested	—	—	(13,175)	$20.83	(8,419)	$26.92	(259,198)	$25.74
Forfeited or expired	(2,600)	$38.73	(17,823)	$26.57	(1,718)	$36.92	(45,830)	$26.12
Outstanding at December 31, 2016	9,530,947	$25.93	25,560,083	$18.82	607,882	$28.18	2,281,207	$26.35

There were no excess tax benefits realized from tax deductions associated with equity awards activity for the nine months ended December 31, 2016 (2015 - none).
Total unrecognized compensation cost related to unvested stock options, and related to restricted stock and restricted share unit awards at December 31, 2016 are $72 million and $44 million, respectively, and are expected to be recognized over a weighted average period of 2.6 and 2.2 years, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Dividends

On September 22, 2016, the Company announced that, as contemplated in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 1, 2016, as amended, its Board of Directors suspended the Company’s quarterly cash dividend beginning immediately due to its merger with Starz.

(d) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz Merger (December 8, 2016), Lionsgate has agreed to issue to the customer three $16.67 million annual installments of equity (or cash at Lionsgate's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019.

13. Income Taxes
In the quarter ended December 31, 2016, the Company determined that a small change in its estimated pretax results for the year ending March 31, 2017 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit using the cut-off method which resulted in an income tax benefit of $12 million and $92 million for the three and nine months ended December 31, 2016, respectively, based on the actual taxes attributable to its year-to-date earnings. This tax benefit is primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.
In the quarter ended December 31, 2015, the Company determined that a small change in its estimated pretax results for the year ended March 31, 2016 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit using the cut-off method which resulted in an income tax benefit of $45 million for the three months ended December 31, 2015 based on the actual taxes attributable to its year-to-date losses. This tax benefit is primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.
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

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, and were as follows for the three and nine months ended December 31, 2016 and 2015:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$22	$—	$24	$—
Accelerated vesting on equity awards (see Note 12)	—	—	2	—
Total severance costs	22	—	26	—
Transaction related costs(2)	27	12	39	14
Pension withdrawal costs(3)	—	—	—	3
Other	3	1	5	1
	$52	$13	$70	$18
_______________________

(1)
Severance costs were primarily related to workforce reductions for redundancies in connection with the Starz Merger. Of the severance costs, $21 million is recorded as a liability and is expected to be paid within one-year from December 31, 2016.

(2)
Transaction related costs in the three and nine months ended December 31, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger. Transaction related costs in the three and nine months ended December 31, 2015 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

(3)	Pension withdrawal costs in the nine months ended December 31, 2015 were related to an underfunded multi-employer pension plan in which the Company is no longer participating.

15. Segment Information
The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. Following the Starz Merger (see Note 2), the Company has added a new segment from the Starz business and realigned business operations within Lionsgate and Starz under three reporting segments and made some changes in what is included and excluded from segment profit.
The Company previously had two reportable business segments, consisting of the Motion Pictures and Television Production segments. Beginning in the period ended December 31, 2016, the Company now manages and reports its operating results in three reportable business segments: (1) Motion Pictures, (2) Television Production and (3) Media Networks.
As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation (see further discussion below).
Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. As a result of the Starz Merger (see Note 2), beginning December 8, 2016, the Motion Pictures segment includes Starz's third-party distribution business, which is substantially the same as the Motion Pictures existing business.
Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming.
Media Networks (which was previously not a reportable segment) consists of the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers, telecommunication companies, and online video providers, and the licensing of the Media Networks' original series programming to subscription video-on-demand (“SVOD”) services, international television networks, home entertainment and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other ancillary markets. In connection with the Starz Merger, the Company moved its start-up direct to consumer streaming services on its SVOD platforms under the Media Networks segment.
In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions include licensing motion pictures or television production produced or acquired programming reported from the Motion Pictures and Television Production segments to the Media Networks segment, and certain fees charged to the Media Networks segment by the Television Production segment for the distribution of Media Networks' original series programming in ancillary markets. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

Segment information by business unit is presented in the table below. The Media Networks segment reflects the Starz network business from the date of acquisition (December 8, 2016), and the Lionsgate direct to consumer streaming services on SVOD platforms for the historical periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Segment revenues
Motion Pictures	$440	$506	$1,266	$1,135
Television Production	229	165	595	421
Media Networks	85	—	86	—
Intersegment eliminations	(2)	—	(2)	—
	$752	$671	$1,945	$1,556
Gross contribution
Motion Pictures	$77	$51	$153	$157
Television Production	33	17	70	49
Media Networks	41	(1)	29	(1)
Intersegment eliminations	(1)	—	(1)	—
	$150	$67	$251	$205
Segment general and administration
Motion Pictures	$26	$18	$74	$60
Television Production	7	5	23	15
Media Networks	8	3	14	3
	$41	$26	$111	$78
Segment profit (loss)
Motion Pictures	$51	$33	$79	$97
Television Production	26	12	47	34
Media Networks	33	(4)	15	(4)
Intersegment eliminations	(1)	—	(1)	—
	$109	$41	$140	$127

Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment general and administrative expenses will include annual bonuses whether granted in stock or paid in cash, which were previously included in corporate general and administrative expenses and stock-based compensation, respectively. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on its SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Company’s total segment profit	$109	$41	$140	$127
Corporate general and administrative expenses	(25)	(17)	(68)	(54)
Adjusted depreciation and amortization(1)	(4)	(3)	(13)	(7)
Restructuring and other(2)	(52)	(13)	(70)	(18)
Adjusted share-based compensation expense(3)	(22)	(13)	(52)	(48)
Purchase accounting and related adjustments(4)	(13)	(4)	(25)	(4)
Operating loss	(7)	(9)	(88)	(4)
Interest expense	(27)	(14)	(58)	(40)
Interest and other income	1	—	4	2
Gain on Starz investment	20	—	20	—
Loss on extinguishment of debt	(28)	—	(28)	—
Equity interests income	(2)	11	11	29
Loss before income taxes	$(43)	$(12)	$(139)	$(13)
___________________

(1)
Adjusted depreciation and amortization represents depreciation and amortization as presented on our unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in the acquisition of Starz and Pilgrim Media Group which are included in the purchase accounting and related adjustments line item above.

(2)	Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable (see Note 14).

(3)
Adjusted share-based compensation expense represents share-based compensation excluding (i) immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are included in segment and corporate general and administrative expenses, and (ii) the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, when included in restructuring and other expenses (see Note 12 and Note 14).

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to the assets and liabilities acquired in the acquisition of Starz and Pilgrim Media Group. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$3	$3	$11	$3
General and administrative expense	1	1	4	1
Depreciation and amortization	9	—	10	—
	$13	$4	$25	$4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$87	$183	$197	$232
Home Entertainment	167	126	467	389
Television	91	49	214	157
International	90	140	372	333
Other	5	8	16	24
Total Motion Pictures revenues	$440	$506	$1,266	$1,135
Television Production
Domestic Television	$174	$121	$481	$268
International	31	26	75	112
Home Entertainment	23	16	33	36
Other	1	2	6	5
Total Television Production revenues	$229	$165	$595	$421
Media Networks
Starz Networks	$83	$—	$83	$—
Content and Other	1	—	1	—
Streaming Services	1	—	2	—
Total Media Networks revenues	$85	$—	$86	$—
Intersegment eliminations	(2)	—	(2)	—
Total revenues	$752	$671	$1,945	$1,556

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Assets
Motion Pictures	$1,813	$1,924
Television Production	1,158	1,130
Media Networks	5,359	—
Other unallocated assets(1)	1,050	780
	$9,380	$3,834
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Pictures	$76	$140	$267	$504
Television Production	106	96	345	267
Media Networks	31	—	48	—
	$213	$236	$660	$771

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

Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. The complaint names as defendants the members of the board of directors of Starz; Dr. Malone and Leslie Malone; Mr. Bennett and Deborah J. Bennett; The Tracey L. Neal Trust A; The Evan D. Malone Trust A; Hilltop Investments, LLC (“Hilltop”); Dr. Rachesky; Lions Gate; and Merger Sub. It alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone is a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that the other defendants aided and abetted such breaches of fiduciary duty. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. On January 17, 2017, the court granted a stipulation dismissing without prejudice the claims against former Starz directors Irving Azoff, Susan Lyne, Robert Wiesenthal, Andrew Heller, and Jeffrey Sagansky, as well as Mr. Bennett, Deborah Bennett, Leslie Malone, Hilltop, The Tracey L. Neal Trust A, and The Evan D. Malone Trust A. On January 26, 2017, the court granted a stipulation dismissing without prejudice the claims against Dr. Rachesky. The remaining defendants filed answers to the verified consolidated class action complaint on January 24, 2017. Defendants intend to defend the action vigorously.

On August 9, 2016, a putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted such breaches of fiduciary duty. On December 10, 2016, the court granted the defendants’ unopposed motion to stay the action pending final resolution of the consolidated Delaware action.

On October 7, 2016, a putative class action complaint was filed by a purported Lions Gate stockholder in the Supreme Court of the State of New York for the County of Nassau: Levy v. Malone, et al., Index No. 607759/2016. The complaint names as defendants Lions Gate and the members of its board of directors. The complaint alleges, among other things, that the members of the Lions Gate board of directors breached fiduciary duties owed to Lions Gate stockholders and/or aided and abetted breaches of fiduciary duties by others in connection with the proposed merger, and that Lions Gate and the members of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its board of directors failed to disclose material information in the amended joint proxy statement/ prospectus on Form S-4/A filed on September 7, 2016 in connection with the proposed merger. On November 8, 2016, plaintiff filed a motion to preliminarily enjoin the proposed merger and for expedited discovery. On November 23, 2016, the parties entered into a stipulation of settlement resolving the action, and on November 25, 2016, filed a stipulation withdrawing plaintiff’s motion. The settlement remains subject to approval by the court.

Appraisal

On December 8, 2016, a verified petition for appraisal was filed by three purported Starz stockholders in the Court of Chancery of the State of Delaware: Merion Capital LP et al. v. Starz, C.A. No. 12968-VCG. On January 25, 2017, two additional verified petitions for appraisal were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware: Active Portfolios Multi-Manager Alternative Strategies Fund v. Starz Acquisition LLC, C.A. No. 2017-0055; and Water Island Global Master LP et al. v. Starz Acquisition LLC, C.A. No. 2017-0056. Respondent intends to defend these actions vigorously.

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

The following tables present condensed consolidating financial information as of December 31, 2016 and March 31, 2016, and for the nine months ended December 31, 2016 and 2015 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$1	$84	$510	$—	$595
Restricted cash	—	3	—	—	3
Accounts receivable, net	1	2	774	—	777
Program rights	—	—	236	—	236
Other current assets	1	20	243	(5)	259
Total current assets	3	109	1,763	(5)	1,870
Investment in films and television programs and program rights, net	—	6	1,810	—	1,816
Property and equipment, net	—	38	130	—	168
Investments	40	12	305	—	357
Intangible assets	—	—	2,024	—	2,024
Goodwill	10	—	2,724	—	2,734
Other assets	—	17	388	—	405
Deferred tax assets	6	232	—	(232)	6
Subsidiary investments and advances	5,708	1,652	3,136	(10,496)	—
	$5,767	$2,066	$12,280	$(10,733)	$9,380
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	42	98	391	—	531
Participations and residuals	—	4	495	—	499
Film obligations and production loans	—	—	257	—	257
Debt - short term portion	70	42	6	—	118
Deferred revenue	—	3	177	—	180
Total current liabilities	112	147	1,326	—	1,585
Debt	3,332	53	72	—	3,457
Participations and residuals	—	—	304	—	304
Film obligations and production loans	—	—	162	—	162
Other liabilities	—	—	33	—	33
Dissenting shareholders liability	—	—	886	—	886
Deferred revenue	—	—	76	—	76
Deferred tax liabilities	—	—	693	(232)	461
Intercompany payable	—	2,342	2,666	(5,008)	—
Redeemable noncontrolling interest	—	—	94	—	94
Total shareholders' equity (deficiency)	2,323	(476)	5,968	(5,493)	2,322
	$5,767	$2,066	$12,280	$(10,733)	$9,380

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$12	$1,933	$—	$1,945
EXPENSES:
Direct operating	—	2	1,181	—	1,183
Distribution and marketing	—	1	521	—	522
General and administration	2	96	138	(1)	235
Depreciation and amortization	—	8	15	—	23
Restructuring and other	2	63	5	—	70
Total expenses	4	170	1,860	(1)	2,033
OPERATING INCOME (LOSS)	(4)	(158)	73	1	(88)
Other expenses (income):
Interest expense	45	171	150	(308)	58
Interest and other income	(173)	—	(138)	307	(4)
Gain on Starz investment	(20)	—	—	—	(20)
Loss on extinguishment of debt	22	3	3	—	28
Total other expenses (income)	(126)	174	15	(1)	62
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	122	(332)	58	2	(150)
Equity interests income (loss)	(159)	67	16	87	11
INCOME (LOSS) BEFORE INCOME TAXES	(37)	(265)	74	89	(139)
Income tax provision (benefit)	10	(106)	32	(28)	(92)
NET INCOME (LOSS)	(47)	(159)	42	117	(47)
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(47)	$(159)	$42	$117	$(47)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$(47)	$(159)	$42	$117	$(47)
Foreign currency translation adjustments, net of tax	(8)	(14)	(10)	24	(8)
Net unrealized gain on available-for-sale securities, net of tax	55	—	55	(55)	55
Reclassification adjustment for gain on available-for-sale securities realized in net loss	(20)	—	(20)	20	(20)
Net unrealized loss on foreign exchange contracts, net of tax	(5)	—	(5)	5	(5)
COMPREHENSIVE INCOME (LOSS)	(25)	(173)	62	111	(25)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(25)	$(173)	$62	$111	$(25)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,542)	$66	$2,892	$—	$416
INVESTING ACTIVITIES:
Investment in equity method investees	—	(1)	(12)	—	(13)
Distributions from equity method investees	—	—	2	—	2
Purchase of Starz, net of cash acquired of $73	—	—	(1,057)	—	(1,057)
Capital expenditures	—	(9)	(7)	—	(16)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(10)	(1,074)	—	(1,084)
FINANCING ACTIVITIES:
Debt - borrowings	3,911	—	—	—	3,911
Debt - repayments	(1,311)	—	(941)	—	(2,252)
Production loans - borrowings	—	—	231	—	231
Production loans - repayments	—	—	(623)	—	(623)
Dividends paid	(27)	—	—	—	(27)
Distributions to noncontrolling interest	—	—	(6)	—	(6)
Exercise of stock options	1	—	—	—	1
Tax withholding required on equity awards	(32)	—	—	—	(32)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,542	—	(1,339)	—	1,203
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	56	479	—	535
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	2	—	2
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1	28	29	—	58
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1	$84	$510	$—	$595

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$1	$28	$29	$—	$58
Restricted cash	—	3	—	—	3
Accounts receivable, net	1	2	567	—	570
Other current assets	—	18	219	—	237
Total current assets	2	51	815	—	868
Investment in films and television programs, net	—	6	1,452	—	1,458
Property and equipment, net	—	36	7	—	43
Investments	40	15	409	—	464
Intangible assets	—	—	11	—	11
Goodwill	10	—	525	—	535
Other assets	—	24	302	(5)	321
Deferred tax assets	1	122	11	—	134
Subsidiary investments and advances	1,584	1,519	3,095	(6,198)	—
	$1,637	$1,773	$6,627	$(6,203)	$3,834
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	22	90	243	—	355
Participations and residuals	—	3	434	—	437
Film obligations and production loans	—	—	663	—	663
Debt - short term portion	—	40	—	—	40
Deferred revenue	—	—	246	—	246
Total current liabilities	22	133	1,586	—	1,741
Debt	765	60	—	—	825
Participations and residuals	—	1	169	—	170
Film obligations and production loans	—	—	52	—	52
Other liabilities	—	—	23	—	23
Deferred revenue	—	5	77	—	82
Intercompany payable	—	1,907	2,416	(4,323)	—
Redeemable noncontrolling interest	—	—	91	—	91
Total shareholders' equity (deficiency)	850	(333)	2,213	(1,880)	850
	$1,637	$1,773	$6,627	$(6,203)	$3,834

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$16	$1,541	$(1)	$1,556
EXPENSES:
Direct operating	1	—	926	—	927
Distribution and marketing	—	6	422	—	428
General and administration	3	105	73	(1)	180
Depreciation and amortization	—	6	1	—	7
Restructuring and other	3	4	11	—	18
Total expenses	7	121	1,433	(1)	1,560
OPERATING INCOME (LOSS)	(7)	(105)	108	—	(4)
Other expenses (income):
Interest expense	28	164	129	(281)	40
Interest and other income	(154)	(1)	(127)	280	(2)
Total other expenses (income)	(126)	163	2	(1)	38
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	119	(268)	106	1	(42)
Equity interests income (loss)	(81)	186	30	(106)	29
INCOME (LOSS) BEFORE INCOME TAXES	38	(82)	136	(105)	(13)
Income tax provision (benefit)	(1)	(45)	54	(52)	(44)
NET INCOME (LOSS)	39	(37)	82	(53)	31
Less: Net loss attributable to noncontrolling interest	—	—	—	8	8
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$39	$(37)	$82	$(45)	$39

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$39	$(37)	$82	$(53)	$31
Foreign currency translation adjustments, net of tax	(1)	(4)	(4)	10	1
Net unrealized loss on available-for-sale securities, net of tax	—	—	(4)	—	(4)
Net unrealized gain on foreign exchange contracts, net of tax	—	—	2	—	2
COMPREHENSIVE INCOME (LOSS)	$38	$(41)	$76	$(43)	$30
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	8	8
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$38	$(41)	$76	$(35)	$38

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25	$18	$(154)	$—	$(111)
INVESTING ACTIVITIES:
Investment in equity method investees and other investments	—	(1)	(3)	—	(4)
Purchase of Pilgrim Media Group, net of cash acquired of $16	—	—	(127)	—	(127)
Capital expenditures	—	(13)	(1)	—	(14)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(14)	(131)	—	(145)
FINANCING ACTIVITIES:
Debt - borrowings	262	—	—	—	262
Debt - repayments	(238)	—	—	—	(238)
Production loans - borrowings	—	—	510	—	510
Production loans - repayments	—	—	(241)	—	(241)
Dividends paid	(34)	—	—	—	(34)
Exercise of stock options	6	—	—	—	6
Tax withholding required on equity awards	(23)	—	—	—	(23)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27)	—	269	—	242
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2)	4	(16)	—	(14)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4	47	52	—	103
CASH AND CASH EQUIVALENTS — END OF PERIOD	$2	$51	$35	$—	$88

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of December 31, 2016, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from December 31, 2016):

December 31, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£10	in exchange for	$13	£0.78
Hungarian Forint	HUF 4,458	in exchange for	$17	HUF 269.79
Euro	€7	in exchange for	$8	€0.88
Canadian Dollar	C$25	in exchange for	$19	C$1.31
New Zealand Dollar	NZD 35	in exchange for	$25	NZD 0.69
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2016 were losses, net of tax, of $2 million and $5 million, respectively (2015 - losses, net of tax, of $1 million and gain, net of tax of $2 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months and nine months ended December 31, 2016 were nil and less than $1 million, respectively (2015 - insignificant) and are included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of December 31, 2016, less than $1 million was included in other assets and $2 million in accounts payable and accrued liabilities (March 31, 2016 - $9 million in other assets and $1 million in accounts payable and accrued liabilities) in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and nine months ended December 31, 2016, the Company reclassified a gain of $2 million and $5 million, respectively, out of accumulated other comprehensive loss into earnings. As of December 31, 2016, based on the current release schedule, the Company estimates approximately less than $1 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending December 31, 2017.

19. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 9). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of December 31, 2016, the majority of the Company’s cash and cash equivalents were invested in Rule 2a-7 compliant money market mutual funds.

Accounts Receivable, net

Accounts are presented net of reserves for returns and allowances of $78 million (March 31, 2016 - $52 million) and a provision for doubtful accounts of $8 million (March 31, 2016 - $6 million).

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$24	$26
Product inventory	27	21
Tax credits receivable	208	190
	$259	$237
Other non-current assets
Prepaid expenses and other	$37	$32
Accounts receivable	262	222
Tax credits receivable	106	67
	$405	$321

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing and financing activities for the nine months ended December 31, 2016 and 2015 is presented below:

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to Starz Merger (see Note 2)	$1,284	$—
Accrued purchase consideration for dissenting shareholders (see Note 2)	$886	$—
Issuance of Starz share-based payment replacement awards	$187	$—
Issuance of common shares related to Pilgrim Media Group acquisition (see Note 2)	$—	$56

Non-cash financing activities:
Accrued dividends (see Note 12)	$—	$13
Conversions of convertible senior subordinated notes (see Note 6)	$—	$16

20. Subsequent Events

In January 2017, all of the $42 million outstanding principal amount of the Company's January 2012 4.00% Notes was converted into 2,049,461 Class A voting shares and 2,049,461 Class B non-voting shares at a conversion price of approximately $10.21 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a vertically integrated next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, premium pay television networks, home entertainment, global distribution and sales, interactive ventures and games and location-based entertainment. We classify our operations through three reporting segments: Motion Pictures, Television Production, and Media Networks (see further discussion below).

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). Immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the Merger Agreement. Following the reclassification (a) each share of Starz Series A common stock was converted into the right to receive $18.00 in cash and 0.6784 of a share of Lionsgate Class B non-voting shares, and (b) each share of Starz Series B common stock was converted into the right to receive $7.26 in cash, 0.6321 of a share of Lionsgate Class B non-voting shares and 0.6321 of a share of Lionsgate Class A voting shares, in each case, subject to the terms and conditions of the Merger Agreement.
As more fully discussed in Note 6 to our unaudited condensed consolidated financial statements, in connection with the Starz Merger, Lionsgate entered into a credit and guarantee agreement (the "Credit Agreement") which provided for: (i) a $1.0 billion revolving credit facility (ii) a $1.0 billion term loan A facility (the "Term Loan A"), and (iii) a $2.0 billion term loan B facility (the "Term Loan B"). In addition, Lionsgate issued $520 million of senior notes due 2024 (the "5.875% Senior Notes"). The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility amounting to $50 million to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.
See Note 2 to our unaudited condensed consolidated financial statements for further details of the Starz Merger.
Segment Structure
Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments as of December 31, 2016: Motion Pictures, Television Production and Media Networks. The Motion Pictures segment remains similar to the previously reported segment, and now includes the Starz third-party distribution business. The Television Production segment will remain substantially similar to the previously reported segment. The Media Networks segment will consist of the Starz Networks business, the licensing of Starz original series in ancillary markets, and the Company’s direct to consumer initiatives including its subscription video-on-demand platforms. See Note 15 to our unaudited condensed consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2016 and 2015.

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

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz networks revenues are derived from the distribution of networks pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and online video providers (collectively, “Distributors”). The STARZ and STARZ ENCORE networks are the primary drivers of Media Networks segment programming revenue. Starz networks revenue is recognized in the period during which programming is provided, either:

•	based solely on the total number of subscribers who receive our networks multiplied by rates specified in the agreements (i.e., consignment), or

•
based on amounts or rates which are not tied solely to the total number of subscribers who receive our networks (i.e., non-consignment). Examples of non-consignment agreements include fixed payment arrangements whereby a Distributor pays a fixed monthly payment (with annual escalators) regardless of the total number of subscribers who receive our networks. Additionally, Distributor payments may be calculated using the number of households subscribing to the Distributor’s basic service multiplied by rates specified in the agreement.

The agreements generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.

•
Content and Other. Original content revenues are derived from the licensing of Starz original programming to subscription video-on-demand (“SVOD”) services, international television networks, home entertainment and other ancillary markets.

•	Streaming Services. Streaming services revenues are derived from the Company's start-up direct to consumer streaming services on its SVOD platforms.
Expenses
Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administration expenses.
Direct operating expenses include amortization of film and television production or acquisition costs, amortization of programming production or acquisition costs and programming related salaries, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses.
Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
Distribution and marketing expenses primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. In addition, distribution and marketing costs includes our Media Networks segment operating costs for transponder expenses and maintenance and repairs.
General and administration expenses include salaries and other overhead.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the

Securities and Exchange Commission (the "SEC") on May 25, 2016, and an update to our accounting policies associated with our merger with Starz in Note 1 to our unaudited condensed consolidated financial statements.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 9 to our unaudited condensed consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation windows under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
The cost of Media Networks segment original content is allocated between the pay television market and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. Costs allocated to the pay television market are amortized to expense over the anticipated number of exhibitions for each original series while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original series bears to its ultimate revenue. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue. All the costs of programming produced by the Media Networks segment are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks and the estimate of ultimate revenue could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
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

Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Any funds received in excess of fixed and determinable programming revenue are recorded as a liability in deferred revenue until the discrepancy is resolved. Payments to distributors for marketing support costs for which Starz does not receive a direct benefit are recorded as a reduction of revenue.
The primary estimate requiring the most subjectivity and judgment involving revenue recognition is the estimate of sales returns associated with our revenue from the sale of DVDs/Blu-ray discs in the retail market which is discussed separately below under the caption “Sales Returns Allowance.”
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $2 million and $4 million on our total revenue in the three and nine months ended December 31, 2016, respectively (2015 - $1 million and $3 million, respectively).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended December 31, 2016, we calculate the income tax provision (benefit) using the cut-off method.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2016 and 2015. Due to the Starz Merger, the three months ended December 31, 2016 includes the results of operations from Starz from the closing date of December 8, 2016. Due to the November 12, 2015 acquisition of Pilgrim Media Group, LLC ("Pilgrim Media Group"), the three months ended December 31, 2015 includes the results of operations of Pilgrim Media Group from November 12, 2015. See Note 2 to our unaudited condensed consolidated financial statements for further details. Revenue from Starz was $97 million and from Pilgrim Media Group was $28 million for the three months ended December 31, 2016 (for the three months ended December 31, 2015, revenue from Pilgrim Media Group was $23 million).
Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments as of the quarter ended December 31, 2016: Motion Pictures, Television Production and Media Networks. As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$440	$506	$(66)	(13)%
Television Production	229	165	64	39%
Media Networks	85	—	85	nm
Intersegment eliminations	(2)	—	(2)	nm
Total revenues	752	671	81	12%
Expenses:
Direct operating	430	404	26	6%
Distribution and marketing	175	203	(28)	(14)%
General and administration	89	57	32	56%
Depreciation and amortization	13	3	10	333%
Restructuring and other	52	13	39	300%
Total expenses	759	680	79	12%
Operating loss	(7)	(9)	2	(22)%
Other expenses (income):
Interest expense	27	14	13	93%
Interest and other income	(1)	—	(1)	nm
Gain on Starz investment	(20)	—	(20)	nm
Loss on extinguishment of debt	28	—	28	nm
Total other expenses, net	34	14	20	143%
Loss before equity interests and income taxes	(41)	(23)	(18)	78%
Equity interests income (loss)	(2)	11	(13)	(118)%
Loss before income taxes	(43)	(12)	(31)	258%
Income tax provision (benefit)	(12)	(45)	33	(73)%
Net income (loss)	(31)	33	(64)	(194)%
Less: Net loss attributable to noncontrolling interest	—	8	(8)	(100)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(31)	$41	$(72)	(176)%
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the three months ended December 31, 2016, due to the inclusion of revenue from the Starz Merger from the date of acquisition (December 8, 2016), and an increase in Television Production revenues driven by higher domestic licensing revenue, which were partially offset by a decrease in Motion Pictures revenue. The Media Networks and Motion Pictures revenues include $84 million and $13 million, respectively, of revenues from the Starz Merger from the date of acquisition.
The decrease in Motion Pictures revenues was primarily due to lower theatrical and international revenues as compared to the three months ended December 31, 2015, which included the release of The Hunger Games: Mockingjay - Part 2, offset partially by increases in home entertainment and television revenue. See further discussion in the Segment Results of Operations section below.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$167	$126	$41	33%
Television Production	23	16	7	44%
Media Networks	2	—	2	nm
	$192	$142	$50	35%
_______________________
nm - Percentage not meaningful.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$204	46%	$264	52%	$(60)	(23)%
Television Production	189	83	137	83	52	38%
Media Networks	35	41	—	—	35	nm
Intersegment eliminations	(1)	nm	—	—	(1)	nm
Other	3	nm	3	nm	—	—%
	$430	57%	$404	60%	$26	6%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended December 31, 2016, primarily due to higher revenue for Media Networks and Television Production, offset by decreases in Motion Pictures direct operating expenses due to lower Motion Pictures revenue. See further discussion in the Segment Results of Operations section below.
Other consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$159	$191	$(32)	(17)%
Television Production	7	11	(4)	(36)%
Media Networks(1)	9	1	8	nm
	$175	$203	$(28)	(14)%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$102	$131	$(29)	(22)%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior year's quarter related to its start-up direct to consumer SVOD platforms are now presented within the Media Networks segment in order to conform to the current quarter presentation.

Distribution and marketing expenses decreased in the three months ended December 31, 2016, due to lower Motion Pictures theatrical prints and advertising ("P&A") expenses, and to a lesser extent, lower Television Production distribution and marketing expenses, partially offset by Media Networks distribution and marketing expenses in the current quarter primarily from the Starz Merger. See further discussion in the Segment Results of Operations section below.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$26		$18		$8	44%
Television Production	7		5		2	40%
Media Networks	8		3		5	167%
Corporate	25		17		8	47%
	66	9%	43	6%	23	53%
Adjusted share-based compensation expense(1)	22		13		9	69%
Purchase accounting and related adjustments	1		1		—	—%
Total general and administrative expenses	$89	12%	$57	8%	$40	56%
_______________________

(1)
Adjusted share-based compensation expense represents share-based compensation excluding immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are included in segment and corporate general and administrative expenses (see Note 12 to our unaudited condensed consolidated financial statements).

General and administrative expenses increased in the three months ended December 31, 2016, resulting from higher corporate and other general and administrative expenses, and increased Media Networks general and administrative expenses from the acquisition of Starz. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses, incentive compensation and professional fees.

Adjusted share-based compensation expense increased primarily due to increased share-based compensation expense related to the Starz Merger and increases in our stock price as compared to the prior year's quarter.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 10 to our unaudited condensed consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization was $13 million in the three months ended December 31, 2016, compared to $3 million in the three months ended December 31, 2015. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition. We expect that in future periods depreciation and amortization expense will increase, as a result of the amortization of the property and equipment and intangible assets acquired in the Starz Merger, including the fair value adjustments to such amounts as a result of the application of purchase accounting.
Restructuring and Other. Restructuring and other increased $39 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the three months ended December 31, 2016 and 2015 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance	$22	$—	$22	nm
Transaction related costs(2)	27	12	15	125%
Other	3	1	2	200%
	$52	$13	$39	300%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction related costs in the three months ended December 31, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger. Transaction related costs in the three months ended December 31, 2015 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

Other Expenses (Income). Interest expense of $27 million for the three months ended December 31, 2016 increased $13 million, or 93%, from $14 million in the three months ended December 31, 2015. As a result of the financing related to the Starz Merger, the Company expects that its interest expense will increase in future periods. The following table sets forth the components of interest expense for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$2	$1
Term Loan A	2	—
Term Loan B	5	—
5.875% Senior Notes	5	—
Convertible senior subordinated notes	1	1
5.25% Senior Notes	2	3
Term Loan Due 2022	4	5
Other	3	2
	24	12
Non-Cash Based:
Discount and financing costs amortization	3	2
	$27	$14
Interest and other income was $1 million in the three months ended December 31, 2016, compared to none in the three months ended December 31, 2015.
Gain on Starz investment in the three months ended December 31, 2016 of $20 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the Starz available-for-sale securities (see Note 4 to our unaudited condensed consolidated financial statements), compared to none in the three months ended December 31, 2015.
Loss on extinguishment of debt was $28 million in the three months ended December 31, 2016, related to the extinguishment of debt in connection with the Starz Merger financing (see Note 6 to our unaudited condensed consolidated financial statements), compared to none in the three months ended December 31, 2015.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2016 and 2015:

	December 31, 2016	Three Months Ended
		December 31,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)	31.2%	$5	$13
Pop(1)	50.0%	(3)	—
Other	Various	(4)	(2)
		$(2)	$11
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited condensed consolidated financial statements).

Income Tax Benefit . We had an income tax benefit of $12 million in the three months ended December 31, 2016, compared to a benefit of $45 million in the three months ended December 31, 2015. In the quarter ended December 31, 2016, we determined that a small change in our estimated pretax results for the year ending March 31, 2017 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $12 million based on the actual taxes attributable to our year-to-date earnings. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the three months ended December 31, 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The decrease in our income tax benefit in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 is driven by an increase in non-deductible expenses and an increase in valuation allowance for certain foreign deferred tax assets.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2016 was $31 million, or basic and diluted net loss per common share of $0.19 on 161.4 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended December 31, 2015 of $41 million, or basic net income per common share of $0.27 on 149.5 million weighted average common shares outstanding and diluted net income per common share of $0.26 on 159.4 million weighted average common shares outstanding.

Segment Results of Operations
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment general and administrative expenses will include annual bonuses whether granted in stock or paid in cash, which were previously included in corporate general and administrative expenses and stock-based compensation, respectively. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on its SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$440	$506	$(66)	(13)%
Expenses:
Direct operating expense	204	264	(60)	(23)%
Distribution & marketing expense	159	191	(32)	(17)%
Gross contribution	77	51	26	51%
General and administrative expenses	26	18	8	44%
Segment profit	$51	$33	$18	55%

U.S. theatrical P&A expense included in distribution and marketing expense	$102	$131	$(29)	(22)%

Direct operating expense as a percentage of revenue	46%	52%

Gross contribution as a percentage of revenue	18%	10%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016			2015			Total Increase (Decrease)
	Feature Film(1)	All Other Product Categories(2)	Total	Feature Film(1)	All Other Product Categories(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$87	$—	$87	$180	$3	$183	$(96)
Home Entertainment
Packaged Media	54	43	97	37	39	76	21
Digital Media(3)	37	33	70	29	21	50	20
Total Home Entertainment	91	76	167	66	60	126	41
Television	78	13	91	39	10	49	42
International	63	27	90	114	26	140	(50)
Other	3	2	5	6	2	8	(3)
	$322	$118	$440	$405	$101	$506	$(66)
____________________

(1)
Feature Film: Includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. Certain amounts in the prior year's quarter have been reclassified between product Feature Film and All Other Product Categories in order to be consistent with the current quarter classification.

(2)
All Other Product Categories: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through CodeBlack Films, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)	Digital Media Revenue: Consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.
Motion Pictures revenues include $13 million of revenue from the Starz third party distribution business from the date of acquisition (December 8, 2016).
Theatrical revenue decreased $96 million, or 52%, in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, primarily driven by a significant contribution in the prior year's quarter from The Hunger Games: Mockingjay - Part 2, offset partially by the successful performances of Tyler Perry's Boo! A Madea Halloween and Deepwater Horizon (released September 30, 2016) in the current quarter. Additionally, while Hacksaw Ridge had a strong performance at the box office, under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.
The following table sets forth the feature film titles released in the three months ended December 31, 2016 and 2015, respectively:

Three Months Ended December 31,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
La La Land*	December 2016*	The Hunger Games: Mockingjay - Part 2	November 2015
Patriots Day*	December 2016*	Love the Coopers	November 2015
Hacksaw Ridge	November 2016	The Last Witch Hunter	October 2015
American Pastoral*	October 2016*	Freeheld*	October 2015
Tyler Perry's Boo! A Madea Halloween	October 2016
Middle School: The Worst Years of My Life	October 2016
____________________
* Limited release in the period presented.

Home entertainment revenue increased $41 million, or 33%, in the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The increase was driven by the performance and greater number of our Feature Film titles released on packaged media and digital media in the current quarter as compared to the prior year's quarter. Home entertainment revenues in the current quarter of $49 million from our Fiscal 2017 Theatrical Slate titles (primarily Mechanic Resurrection, Hell or High Water, and Nerve) compared to home entertainment revenues in the prior year's quarter of $21 million from our Fiscal 2016 Theatrical Slate (primarily American Ultra and Shaun the Sheep Movie).
Television revenue increased $42 million, or 86%, in the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, due primarily to a greater number of Feature Film titles with television windows opening in the current quarter. In particular, significant revenue was generated in the current quarter from our Fiscal 2017 and Fiscal 2016 Theatrical Slate (primarily Now You See Me 2, The Divergent Series: Allegiant, Gods of Egypt, Dirty Grandpa), which compared to revenue generated in the prior year's quarter from our Fiscal 2015 Theatrical Slate (primarily The Divergent Series: Insurgent).
International motion pictures revenue decreased $50 million, or 36%, in the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, primarily due to a significant contribution in the prior year's quarter from our Fiscal 2016 Theatrical Slate (primarily The Hunger Games: Mockingjay - Part 2 and The Last Witch Hunter), which compared to revenue in the current quarter from our Fiscal 2017 Theatrical Slate (primarily Deepwater Horizon and Patriots Day).
Gross Contribution. Gross contribution of the Motion Pictures segment for the three months ended December 31, 2016 increased as compared to the three months ended December 31, 2015, even though Motion Pictures revenue decreased, primarily due to lower distribution and marketing expenses driven by lower U.S. theatrical P&A expense and lower direct operating expenses as a percentage of Motion Pictures revenue.

Direct Operating Expense. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the lower amortization rates in the current quarter of our Fiscal 2017 Theatrical Slate as compared to the amortization rates in the prior year's quarter of our Fiscal 2016 Theatrical Slate, and in particular, The Hunger Games: Mockingjay - Part 2 and The Last Witch Hunter. Included in direct operating expenses are investment in film write-downs of approximately $2 million in the three months ended December 31, 2016, compared to approximately $3 million in the three months ended December 31, 2015.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in the three months ended December 31, 2016 decreased as compared to the three months ended December 31, 2015, primarily driven by significant P&A expense incurred in the prior year's quarter in connection with the release of The Hunger Games: Mockingjay - Part 2. In the three months ended December 31, 2016, approximately $8 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Power Rangers, The Shack and John Wick: Chapter 2. In the three months ended December 31, 2015, approximately $15 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Dirty Grandpa, Norm of the North, and The Divergent Series: Allegiant.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $8 million, or 44%, primarily due to increases in salaries and related expenses and incentive compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$229	$165	$64	39%
Expenses:
Direct operating expense	189	137	52	38%
Distribution & marketing expense	7	11	(4)	(36)%
Gross contribution	33	17	16	94%
General and administrative expenses	7	5	2	40%
Segment profit	$26	$12	$14	117%

Direct operating expense as a percentage of revenue	83%	83%

Gross contribution as a percentage of revenue	14%	10%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Domestic Television	$174	$121	$53	44%
International	31	26	5	19%
Home Entertainment
Digital	21	10	11	110%
Packaged Media	2	6	(4)	(67)%
Total Home Entertainment	23	16	7	44%
Other	1	2	(1)	(50)%
	$229	$165	$64	39%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, primarily due to an increase in television episodes delivered and to a lesser extent, increased domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015. For the three months ended December 31, 2016 and 2015, domestic television revenue included $28 million and $23 million, respectively, of revenue from Pilgrim Media Group. Television episodes delivered for original exhibition during the three months ended December 31, 2016 and 2015 included the episode deliveries as shown in the tables below:

		Three Months Ended				Three Months Ended
		December 31, 2016				December 31, 2015
		Episodes	Hours			Episodes	Hours
Nashville - Season 5	1hr	6	6.0	Manhattan - Season 2	1hr	5	5.0
Orange Is The New Black - Season 5	1hr	7	7.0	Nashville - Season 4	1hr	8	8.0
Dirty Dancing	1hr	3	3.0	Orange Is The New Black - Season 4	1hr	2	2.0
Dear White People	1/2hr	3	1.5	The Royals - Season 2	1hr	10	10.0
The Royals - Season 3	1hr	8	8.0	Other(1)	1/2hr & 1hr	31	21.0
Kicking & Screaming - Season 1	1hr	8	8.0
Other(1)	1/2hr	32	17.5
		67	51.0			56	46.0
______________________

(1)
Other in the three months ended December 31, 2016 includes episodes delivered for White Famous, Revenge Body, Young Guns (Season 1), and Flea Market Flip (Seasons 8 & 9), among others. Other in the three months ended December 31, 2015 includes episodes delivered for Christina Milian Turned Up (Season 2), Flea Market Flip (Seasons 6 & 7), and Rocket Jump: The Show, among others.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the three months ended December 31, 2016 from Family Feud (Seasons 9 & 10), Meet the Browns, The Wendy Williams Show (Seasons 7 & 8), and Anger Management, and from Pilgrim Media Group titles including Ultimate Fighter (Season 24), Street Outlaws (Season 3), Welcome to Sweetie Pie's (Season 4), and Street Outlaws New Orleans (Season 1). In the three months ended December 31, 2015, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from House of Payne, Family Feud (Seasons 8 & 9), The Wendy Williams Show (Seasons 6 & 7), Celebrity Name Game (Season 2), and Anger Management, and from Pilgrim Media Group titles including David Tutera's CELEBrations (Season 3), Ghost Hunters (Season 11), and Wicked Tuna (Season 5).

Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2016 increased as compared to the three months ended December 31, 2015, primarily due to higher revenues, as discussed above, and a slight decrease in distribution and marketing expenses.
Direct Operating Expense. Direct operating expenses as a percentage of television production revenue were consistent in the current quarter as compared to the prior year's quarter.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased primarily due to increases in salaries and related expenses associated with our Television syndication activities.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2016. Media Networks was not previously a reportable segment in the prior year, and the three months ended December 31, 2016 primarily consists of activity related to Starz's Starz Networks business from the acquisition date of December 8, 2016 to December 31, 2016. In the three months ended December 31, 2015, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment, which were not significant for the prior year's quarter.

	Three Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Media Networks Segment:
Revenue	$85	$—
Expenses:
Direct operating expense	35	—
Distribution & marketing expense	9	1
Gross contribution	41	(1)
General and administrative expenses	8	3
Segment profit	$33	$(4)

Direct operating expense as a percentage of revenue	41%	nm

Gross contribution as a percentage of revenue	48%	nm
_____________________
nm - Percentage not meaningful

The Media Networks segment includes Starz Networks, as discussed above, Content and Other and Streaming Services product lines. Content and Other consists of the licensing of the Media Networks' original series programming to SVOD services, international television networks, home entertainment and other ancillary markets. Streaming Services represents the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms which are now included in the Media Networks segment. The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$83	$—	$83	nm
Content and Other	1	—	1	nm
Streaming Services	1	—	1	nm
	$85	$—	$85	nm
Segment Profit:
Starz Networks	$38	$—	$38	nm
Content and Other	—	—	—	nm
Streaming Services	(5)	(4)	(1)	25%
	$33	$(4)	$37	nm
________________________
nm - Percentage not meaningful.

(1)	Streaming services segment profit includes general and administrative expense of $2 million and $3 million in the three months ended December 31, 2016 and 2015, respectively.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks:

	December 31,	December 31,
	2016	2015(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.3	23.6
STARZ ENCORE	31.0	32.2
Total	55.3	55.8
______________________
(1)Amounts as of December 31, 2015 represent amounts previously reported by Starz in its Form 10-K for the fiscal year ended December 31, 2015.
Media Networks revenue for the three months ended December 31, 2016 primarily represents revenues from December 8, 2016 (date of Starz Merger) through December 31, 2016 from the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers, telecommunication companies, and online video providers. Media Networks, to a lesser extent, also includes revenue from licensing its original series programming in ancillary markets.

Gross Contribution. Gross contribution of the Media Networks segment for the three months ended December 31, 2016 was primarily from Starz Networks.
Starz Networks direct operating and distribution and marketing expenses primarily represent programming cost amortization and marketing costs that have been expensed since December 8, 2016 (date of Starz Merger). The level of programing cost amortization and marketing costs and thus the gross contribution margin for the Media Network segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the Network during the period. Programming cost amortization and marketing costs generally increase in periods where new original series are premiering on the Network. There were no new original series premiering on the Network during the period from December 8, 2016 through December 31, 2016.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2016 were primarily from the Starz Merger from the acquisition date of December 8, 2016 to December 31, 2016.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 15 to our unaudited condensed consolidated financial statements) occurred on April 1, 2015:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$362	$352	$10	3%
Expenses:
Direct operating expense	164	208	(44)	(21)%
Distribution & marketing expense	45	46	(1)	(2)%
Gross contribution	153	98	55	56%
General and administrative expenses	31	35	(4)	(11)%
Segment profit	$122	$63	$59	94%

Direct operating expense as a percentage of revenue	45%	59%

Gross contribution as a percentage of revenue	42%	28%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 15 to our unaudited condensed consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2015, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Three Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$343	$328	$15	5%
Content and Other	18	24	(6)	(25)%
Streaming Services	1	—	1	nm
	$362	$352	$10	3%
Segment Profit:
Starz Networks	$129	$60	$69	115%
Content and Other	(1)	7	(8)	(114)%
Streaming Services(1)	(6)	(4)	(2)	50%
	$122	$63	$59	94%
________________________
nm - Percentage not meaningful.

(1)	Streaming services segment profit includes general and administrative expense of $2 million and $3 million in the three months ended December 31, 2016 and 2015, respectively.

Revenue. The primary component of Media Networks revenue is Starz Networks revenue. On a pro forma basis, Starz Networks revenue represented 95% and 93% of Media Networks revenue for the three months ended December 31, 2016 and 2015, respectively. The increase in pro forma revenue is primarily due to an increase in revenue from Starz Networks due to higher effective rates driven by growth in subscribers to our Starz branded over the top ("OTT") platforms, partially offset by lower revenue from licensing original series in ancillary markets.
Gross Contribution. On a pro-forma basis, gross contribution of the Media Networks segment for the three months ended December 31, 2016 was primarily from Starz Networks. The increase in pro forma gross contribution is primarily due to increases in gross contribution from Starz Networks, partially offset by decreases in gross contribution from Content and Other and Streaming Services. The increase in gross contribution from the Starz Network is due to higher revenue and lower direct operating expense.
The decrease in pro forma direct operating expense for Starz Networks was primarily due to a decrease in programming cost amortization expenses associated with our original series and, to a lesser extent, reduced programming cost amortization of license fees under our output and library licenses. These decreases are due to a lower number of season premieres of original series content as compared to the prior year's quarter and a lower number of exhibitions of content under output and library licenses. Starz Networks premiered the higher cost limited series, Flesh and Bone, and the final season of Da Vinci's Demons in the prior year.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the three months ended December 31, 2016 were primarily from Starz Networks, and were comparable to the prior year's period.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2016 and 2015. Due to the Starz Merger, the three months ended December 31, 2016 includes the results of operations from Starz from the closing date of December 8, 2016. Due to the November 12, 2015 acquisition of Pilgrim Media Group, the nine months ended December 31, 2015 includes the results of operations of Pilgrim Media Group from November 12, 2015. See Note 2 to our unaudited condensed consolidated financial statements for further details. Revenue from Starz was $97 million and from

Pilgrim Media Group was $98 million for the nine months ended December 31, 2016 (for the nine months ended December 31, 2015, revenue from Pilgrim Media Group was $23 million).
Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments as of the quarter ended December 31, 2016: Motion Pictures, Television Production and Media Networks. As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,266	$1,135	$131	12%
Television Production	595	421	174	41%
Media Networks	86	—	86	nm
Intersegment eliminations	(2)	—	(2)	nm
Total revenues	1,945	1,556	389	25%
Expenses:
Direct operating	1,183	927	256	28%
Distribution and marketing	522	428	94	22%
General and administration	235	180	55	31%
Depreciation and amortization	23	7	16	229%
Restructuring and other	70	18	52	289%
Total expenses	2,033	1,560	473	30%
Operating loss	(88)	(4)	(84)	nm
Other expenses (income):
Interest expense	58	40	18	45%
Interest and other income	(4)	(2)	(2)	100%
Gain on Starz investment	(20)	—	(20)	nm
Loss on extinguishment of debt	28	—	28	nm
Total other expenses, net	62	38	24	63%
Loss before equity interests and income taxes	(150)	(42)	(108)	257%
Equity interests income (loss)	11	29	(18)	(62)%
Loss before income taxes	(139)	(13)	(126)	969%
Income tax benefit	(92)	(44)	(48)	109%
Net income (loss)	(47)	31	(78)	(252)%
Less: Net loss attributable to noncontrolling interest	—	8	(8)	(100)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(47)	$39	$(86)	(221)%
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the nine months ended December 31, 2016, due to an increase in Motion Pictures revenues, increase in Television Production revenues driven by higher domestic television revenue (which included revenues from Pilgrim Media Group, acquired November 12, 2015), and the inclusion of revenue from the Starz Merger from the date of acquisition (December 8, 2016). The Television Production revenues in the nine months ended December 31, 2016 and 2015 include $98 million and $23 million, respectively, of revenues from Pilgrim Media Group. The Media Networks and Motion Pictures revenues in the nine months ended December 31, 2016 include $84 million and $13 million, respectively, of revenues from the Starz Merger from the date of acquisition.
The increase in Motion Pictures revenue was primarily due to higher home entertainment, television and international revenues driven by a larger theatrical slate (15 feature films released in the current period compared to nine in the prior year's period), offset partially by lower theatrical revenues as compared to the nine months ended December 31, 2015, which included the release of The Hunger Games: Mockingjay - Part 2.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$467	$389	$78	20%
Television Production	33	36	(3)	(8)%
Media Networks	3	—	3	nm
	$503	$425	$78	18%
_____________________
nm - Percentage not meaningful

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2016		2015		Amount	Percent
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$626	49%	$580	51.1%	$46	8%
Television Production	504	85	343	81.5	161	47%
Media Networks	43	50	—	—	43	nm
Intersegment eliminations	(1)	nm	—	—	(1)	nm
Other	11	nm	4	nm	7	175%
	$1,183	61%	$927	59.6%	$256	28%
_______________________
nm - Percentage not meaningful.

Direct operating expenses increased in the nine months ended December 31, 2016, primarily due to higher revenue for Television Production, Motion Pictures and Media Networks. See further discussion in the Segment Results of Operations section below.
Other consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$487	$398	$89	22%
Television Production	21	29	(8)	(28)%
Media Networks(1)	14	1	13	nm
	$522	$428	$94	22%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$326	$243	$83	34%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment, however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior year's period related to its start-up direct to consumer SVOD platforms are now presented within the Media Networks segment in order to conform to the current period presentation.

Distribution and Marketing expenses increased in the nine months ended December 31, 2016, due to increased Motion Pictures theatrical P&A expenses and increased Media Networks distribution and marketing expenses primarily from the Starz Merger, partially offset by lower Television Production distribution and marketing expenses. See further discussion in the Segment Results of Operations section below.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$74		$60		$14	23%
Television Production	23		15		8	53%
Media Networks	14		3		11	367%
Corporate	68		54		14	26%
	179	9%	132	8%	47	36%
Adjusted share-based compensation expense(1)	52		48		4	8%
Purchase accounting and related adjustments	4		1		3	300%
Total general and administrative expenses	$235	12%	$181	12%	$7	30%
_______________________

(1)
Adjusted share-based compensation expense represents share-based compensation excluding (i) immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are included in segment and corporate general and administrative expenses, and (ii) the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, when included in restructuring and other expenses (see Note 12 and Note 14 to our unaudited condensed consolidated financial statements).

General and administrative expenses increased in the nine months ended December 31, 2016, resulting from higher corporate and other general and administrative expenses, and increased Media Networks general and administrative expenses from the acquisition of Starz. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses, incentive compensation and professional fees.
Adjusted share-based compensation expense was consistent in the current period as compared to the prior year's period.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 10 to our unaudited condensed consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $23 million for the nine months ended December 31, 2016 increased $16 million from $7 million in the nine months ended December 31, 2015. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition. We expect that in future periods depreciation and amortization expense will increase, as a result of the amortization of the property and equipment and intangible assets acquired in the Starz Merger, including the fair value adjustments to such amounts as a result of the application of purchase accounting.
Restructuring and Other. Restructuring and other increased $52 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the nine months ended December 31, 2016 and 2015 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$24	$—	$24	nm
Accelerated vesting on equity awards (see Note 12)	2	—	2	nm
Total severance costs	26	—	26	nm
Transaction related costs(2)	39	14	25	179%
Pension withdrawal costs(3)	—	3	(3)	(100)%
Other	5	1	4	400%
	$70	$18	$52	289%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction related costs in the nine months ended December 31, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger. Transaction related costs in the nine months ended December 31, 2015 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

(3)	Pension withdrawal costs in the nine months ended December 31, 2015 were related to an underfunded multi-employer pension plan in which the Company is no longer participating.
Other Expenses (Income). Interest expense of $58 million in the nine months ended December 31, 2016 increased $18 million from the nine months ended December 31, 2015. As a result of the financing related to the Starz Merger, the Company expects that its interest expense will increase in future periods. The following table sets forth the components of interest expense for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$9	$3
Term Loan A	2	—
Term Loan B	5	—
5.875% Senior Notes	5	—
Convertible senior subordinated notes	2	2
5.25% Senior Notes	8	9
Term Loan Due 2022	14	15
Other	5	4
	50	33
Non-Cash Based:
Discount and financing costs amortization	8	7
	$8	$7
Interest and other income was $4 million in the nine months ended December 31, 2016, compared to $2 million in the nine months ended December 31, 2015.
Gain on Starz investment in the nine months ended December 31, 2016 of $20 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the Starz available-for-sale securities (see Note 4 to our unaudited condensed consolidated financial statements), compared to none in the nine months ended December 31, 2015.
Loss on extinguishment of debt was $28 million in the nine months ended December 31, 2016, related to the extinguishment of debt in connection with the Starz Merger financing (see Note 6 to our unaudited condensed consolidated financial statements), compared to none in the nine months ended December 31, 2015.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2016 and 2015:

	December 31, 2016	Nine Months Ended
		December 31,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)	31.2%	$21	$34
Pop(1)	50.0%	(5)	1
Other	Various	(5)	(6)
		$11	$29
 ______________________

(1)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of the venture. These profits are recognized as they are realized by the venture (see Note 4 to our unaudited condensed consolidated financial statements).

Income Tax Benefit. We had an income tax benefit of $92 million in the nine months ended December 31, 2016, compared to a benefit of $44 million in the nine months ended December 31, 2015. In the nine months ended December 31, 2016, we determined that a small change in our estimated pretax results for the year ending March 31, 2017 would create a large change in our expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, we computed our tax provision (benefit) using the cut-off method which resulted in an income tax benefit of $92 million based on the actual taxes attributable to our year-to-date earnings. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the nine months ended December 31, 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The increase in our income tax benefit in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate which reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2017 as compared to fiscal 2016.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2016 was $47 million, or basic and diluted net loss per common share of $0.31 on 152.2 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the nine months ended December 31, 2015 of $39 million, or basic net income per common share of $0.26 on 148.5 million weighted average common shares outstanding and diluted net income per common share of $0.26 on 154.4 million common shares outstanding.

Segment Results of Operations
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment general and administrative expenses will include annual bonuses whether granted in stock or paid in cash, which were previously included in corporate general and administrative expenses and stock-based compensation, respectively. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on its SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$1,266	$1,135	$131	12%
Expenses:
Direct operating expense	626	580	46	8%
Distribution & marketing expense	487	398	89	22%
Gross contribution	153	157	(4)	(3)%
General and administrative expenses	74	60	14	23%
Segment profit	$79	$97	$(18)	(19)%

U.S. theatrical P&A expense included in distribution and marketing expense	$326	$243	$83	34%

Direct operating expense as a percentage of revenue	49%	51%

Gross contribution as a percentage of revenue	12%	14%
Revenue. The table below sets forth Motion Pictures revenue by media and product category for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
	2016			2015			Total Increase (Decrease)
	Feature Film(1)	All Other Product Categories(2)	Total	Feature Film(1)	All Other Product Categories(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$185	$12	$197	$220	$12	$232	$(35)
Home Entertainment
Packaged Media	167	96	263	119	111	230	33
Digital Media(3)	142	62	204	100	59	159	45
Total Home Entertainment	309	158	467	219	170	389	78
Television	222	(8)	214	129	28	157	57
International	317	55	372	261	72	333	39
Other	12	4	16	17	7	24	(8)
	$1,045	$221	$1,266	$846	$289	$1,135	$131
____________________

(1)
Feature Film: Includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties. Certain amounts in the prior year's period have been reclassified between product Feature Film and All Other Product Categories in order to be consistent with the current period classification.

(2)
All Other Product Categories: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through CodeBlack Films, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)	Digital Media Revenue: Consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

Motion Pictures revenues include $13 million of revenue from the Starz third party distribution business from the date of acquisition (December 8, 2016).
Theatrical revenue decreased $35 million, or 15%, in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015, primarily driven by a significant contribution in the prior year's period from The Hunger Games: Mockingjay - Part 2, offset partially by the successful performances of Now You See Me 2, Tyler Perry's Boo! A Madea Halloween and Deepwater Horizon in the current period. Additionally, while Hacksaw Ridge had a strong performance at the box office, under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.
The following table sets forth the feature film titles released for the nine months ended December 31, 2016 and 2015, respectively:

Nine Months Ended December 31,
2016		2015
	Theatrical Release Date		Theatrical Release Date
Feature Film:		Feature Film:
Fiscal 2017 Theatrical Slate:		Fiscal 2016 Theatrical Slate:
La La Land*	December 2016*	The Hunger Games: Mockingjay - Part 2	November 2015
Patriots Day*	December 2016*	Love the Coopers	November 2015
Hacksaw Ridge	November 2016	The Last Witch Hunter	October 2015
American Pastoral*	October 2016*	Freeheld*	October 2015*
Tyler Perry's Boo! A Madea Halloween	October 2016	Sicario	September 2015
Middle School: The Worst Years of My Life	October 2016	Shaun the Sheep Movie	August 2015
Deepwater Horizon	September 2016	American Ultra	August 2015
Blair Witch	September 2016	The Age of Adaline	April 2015
The Wild Life	September 2016	Child 44*	April 2015*
Mechanic: Resurrection	August 2016
Hell or High Water	August 2016
Nerve	July 2016
Café Society	July 2016
Now You See Me 2	June 2016
Criminal	April 2016
____________________
* Limited release in the period presented.

Home entertainment revenue increased $78 million, or 20%, in the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. The increase was primarily driven by the greater number of our Feature Film titles released on packaged media and digital media in the current period as compared to the prior year's period, and, to a lesser extent, the increase was also driven by the performance of those films. In particular, the successful performance of Now You See Me 2 in the current period, more than offset a decrease in home entertainment revenues from the performance of The Divergent Series: Allegiant in the current period as compared to the performance of The Divergent Series: Insurgent in the prior year's period. Home entertainment revenues in the current period of $78 million from our Fiscal 2017 Theatrical Slate titles (primarily Now You See Me 2, Mechanic Resurrection, Hell or High Water, and Nerve) compared to home entertainment revenues in the prior year's period of $33 million from our Fiscal 2016 Theatrical Slate (primarily The Age of Adaline, American Ultra and Shaun the Sheep Movie).
Television revenue increased $57 million, or 36%, in the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015, due primarily to a greater number of Feature Film titles with television windows opening in the current period. In particular, significant revenue was generated in the current period from our Fiscal 2017 and Fiscal 2016 Theatrical Slate (primarily Now You See Me 2, The Hunger Games: Mockingjay - Part 2, The Divergent Series: Allegiant, Gods of Egypt), which compared to revenue generated in the prior year's period from our Fiscal 2015 Theatrical Slate (primarily The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 1, John Wick).
International motion pictures revenue increased $39 million, or 12%, in the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015, primarily due to higher revenue from our feature films. In particular, the current period included significant contributions from our Fiscal 2017 and Fiscal 2016 Theatrical Slates (Now You See Me 2, Gods of Egypt, The Divergent Series: Allegiant, Deepwater Horizon), which compared to contributions from our Fiscal 2016 and Fiscal 2015 Theatrical Slates in the prior year's period (The Hunger Games: Mockingjay - Part 2, The Divergent Series: Insurgent, Child 44, The Last Witch Hunter).
Gross Contribution. Gross contribution of the Motion Pictures segment for the nine months ended December 31, 2016 decreased as compared to the nine months ended December 31, 2015, even though Motion Pictures revenue increased during the period, due to higher distribution and marketing expenses primarily driven by higher U.S. theatrical P&A as a percentage of Motion Pictures revenue associated with a greater number of feature film releases in the period.
Direct Operating Expense. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the lower amortization rates in the current period of our Fiscal 2017 Theatrical Slate as compared to the amortization rates in the prior year's period of our Fiscal 2016 Theatrical Slate, and in particular, The Hunger Games: Mockingjay - Part 2. Included in direct operating expenses are investment in film write-downs of approximately $7 million in the nine months ended December 31, 2016, compared to approximately $12 million in the nine months ended December 31, 2015.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in the nine months ended December 31, 2016 increased as compared to the nine months ended December 31, 2015, primarily driven by higher P&A spending in the nine months ended December 31, 2016 on our Feature Film theatrical releases due to a greater number of releases requiring P&A in the current period. In the nine months ended December 31, 2016, approximately $12 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Power Rangers, The Shack and John Wick: Chapter 2. In the nine months ended December 31, 2015, approximately $18 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Dirty Grandpa, Norm of the North, and The Divergent Series: Allegiant.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $14 million, or 23%, primarily due to increases in salaries and related expenses and incentive compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$595	$421	$174	41%
Expenses:
Direct operating expense	504	343	161	47%
Distribution & marketing expense	21	29	(8)	(28)%
Gross contribution	70	49	21	43%
General and administrative expenses	23	15	8	53%
Segment profit	$47	$34	$13	38%

Direct operating expense as a percentage of revenue	85%	81%

Gross contribution as a percentage of revenue	12%	12%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$481	$268	$213	79%
International	75	112	(37)	(33)%
Home Entertainment Revenue
Digital	27	25	2	8%
Packaged Media	6	11	(5)	(45)%
Total Home Entertainment Revenue	33	36	(3)	(8)%
Other	6	5	1	20%
	$595	$421	$174	41%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015, primarily due to an increase in television episodes delivered and to a lesser extent, increased domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015. For the nine months ended December 31, 2016 and 2015, Television Production revenue included $98 million and $23 million, respectively, of revenue from Pilgrim Media Group. Television episodes delivered for original exhibition during the nine months ended December 31, 2016 and 2015 included the episode deliveries as shown in the table below:

		Nine Months Ended				Nine Months Ended
		December 31, 2016				December 31, 2015
		Episodes	Hours			Episodes	Hours
Casual - Season 2	1/2hr	13	6.5	Casual - Season 1	1/2hr	10	5.0
Dear White People	1/2hr	3	1.5	Manhattan - Season 2	1hr	10	10.0
Dirty Dancing	1hr	3	3.0	Monica the Medium - Season 1	1hr	10	10.0
Feed the Beast - Season 1	1hr	10	10.0	Nashville - Season 3	1hr	5	5.0
Graves	1/2hr	10	5.0	Nashville - Season 4	1hr	10	10.0
Greenleaf - Season 1	1hr	10	10.0	Orange Is The New Black - Season 3	1hr	1	1.0
Guilt - Season 1	1hr	9	9.0	Orange Is The New Black - Season 4	1hr	6	6.0
Kicking & Screaming - Season 1	1hr	8	8.0	The Royals - Season 2	1hr	10	10.0
Monica the Medium - Season 2	1hr	9	9.0	Other(1)	1/2hr & 1hr	56	37.0
Nashville - Season 4	1hr	5	5.0
Nashville - Season 5	1hr	6	6.0
Orange Is The New Black - Season 5	1hr	9	9.0
The Royals - Season 3	1hr	8	8.0
Other(1)	1/2hr	73	38.0
		176	128.0			118	94.0
___________________

(1)
Other in the nine months ended December 31, 2016 includes episodes delivered for Deadbeat (Season 3), Douglas Family Gold, Nightcap (Season 1), Flea Market Flip (Seasons 8 & 9), and Holey Foley (Season 1), Revenge Body, White Famous, and Young Guns (Season 1), among others. Other in the nine months ended December 31, 2015 includes episodes delivered for Christina Milian Turned Up (Season 2), Deadbeat (Season 2), Deion's Family Playbook, DeSean Jackson: Home Team (Season 1), Flea Market Flip (Seasons 6 & 7), and Rocket Jump: The Show, among others.

In addition to the titles mentioned in the table above, significant domestic television revenue was contributed in the nine months ended December 31, 2016 from Family Feud (Season 9), The Wendy Williams Show (Season 7), and Celebrity Name Game (Season 2),and from Pilgrim Media Group titles including The Runner (Season 1), and The Ultimate Fighter (Seasons 23 & 24). In the nine months ended December 31, 2015, in addition to the titles mentioned in the table above, significant domestic television revenue was contributed from Family Feud (Seasons 8 & 9), The Wendy Williams Show (Season 6), House of Payne, Celebrity Name Game (Season 1), and Anger Management.
International revenue in the nine months ended December 31, 2016 decreased $37 million, or 33% as compared to the nine months ended December 31, 2015, primarily driven by a significant contribution in the prior year's period from Orange Is the New Black (Seasons 1 - 4), compared to a significant contribution in the current period from Orange Is the New Black (Seasons 4 & 5).
Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2016 increased as compared to the nine months ended December 31, 2015, primarily due to higher Television Production revenue, offset partially by higher direct operating expenses as a percentage of television production revenue.
Direct Operating Expense. The increase in direct operating expense is primarily due to an increase in television production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period. In particular, the current period includes revenue from a greater number of new television programs as compared to the prior year's period, such as Greenleaf, Feed the

Beast and Graves, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8 million, or 53%, primarily due to increases in salaries and related expenses associated with our Television syndication activities.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2016. Media Networks was not previously a reportable segment in the prior year, and the nine months ended December 31, 2016 primarily consists of activity related to Starz's Starz Networks business from the acquisition date of December 8, 2016 to December 31, 2016. In the nine months ended December 31, 2015, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment, which were not significant for the prior year's period.

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Media Networks Segment:
Revenue	$86	$—
Expenses:
Direct operating expense	43	—
Distribution & marketing expense	14	1
Gross contribution	29	(1)
General and administrative expenses	14	3
Segment profit	$15	$(4)

Direct operating expense as a percentage of revenue	50%	nm

Gross contribution as a percentage of revenue	34%	nm
_____________________
nm - Percentage not meaningful

The Media Networks segment includes Starz Networks, as discussed above, Content and Other and Streaming Services product lines. Content and Other consists of the licensing of the Media Networks' original series programming to SVOD services, international television networks, home entertainment and other ancillary markets. Streaming Services represents the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms which are now included in the Media Networks segment. The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$83	$—	$83	nm
Content and Other	1	—	1	nm
Streaming Services	2	—	2	nm
	$86	$—	$86	nm
Segment Profit:
Starz Networks	$38	$—	$38	nm
Content and Other	—	—	—	nm
Streaming Services(1)	(23)	(4)	(19)	475%
	$15	$(4)	$19	(475)%
________________________
nm - Percentage not meaningful.

(1)	Streaming services segment profit includes general and administrative expense of $8 million and $3 million in the nine months ended December 31, 2016 and 2015, respectively.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks:

	December 31,	December 31,
	2016	2015(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.3	23.6
STARZ ENCORE	31.0	32.2
Total	55.3	55.8
______________________
(1)Amounts as of December 31, 2015 represent amounts previously reported by Starz in its Form 10-K for the fiscal year ended December 31, 2015.
Media Networks revenue for the nine months ended December 31, 2016 primarily represents revenues from December 8, 2016 (date of Starz Merger) through December 31, 2016 from the licensing of premium subscription video programming to U.S. MVPDs including cable operators, satellite television providers, telecommunication companies, and online video providers. Media Networks, to a lesser extent, also includes revenue from licensing its original series programming in ancillary markets.
Gross Contribution. Gross contribution of the Media Networks segment for the nine months ended December 31, 2016 was primarily from the Starz Network.

Starz Networks direct operating and distribution and marketing expenses primarily represent programming cost amortization and marketing costs that have been expensed since December 8, 2016 (date of Starz Merger). The level of programing cost amortization and marketing costs and thus the gross contribution margin for the Media Network segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and marketing costs generally increase in periods where new original series are premiering on the Network. There were no new original series premiering on the network during the period from December 8, 2016 through December 31, 2016.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the nine months ended December 31, 2016 of $14 million were primarily from the Starz Merger from the acquisition date of December 8, 2016 to December 31, 2016.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 15 to our unaudited condensed consolidated financial statements) occurred on April 1, 2015:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,088	$1,054	$34	3%
Expenses:
Direct operating expense	527	550	(23)	(4)%
Distribution & marketing expense	147	123	24	20%
Gross contribution	414	381	33	9%
General and administrative expenses	91	87	4	5%
Segment profit	$323	$294	$29	10%

Direct operating expense as a percentage of revenue	48%	52%

Gross contribution as a percentage of revenue	38%	36%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 15 to our unaudited condensed consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2015, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,035	$990	$45	5%
Content and Other	52	63	(11)	(17)%
Streaming Services	1	1	—	—%
	$1,088	$1,054	$34	3%
Segment Profit:
Starz Networks	$347	$288	$59	20%
Content and Other	—	10	(10)	(100)%
Streaming Services(1)	(24)	(4)	(20)	500%
	$323	$294	$29	10%
________________________

(1)	Streaming services segment profit includes general and administrative expense of $8 million and $3 million in the nine months ended December 31, 2016 and 2015, respectively.

Revenue. The primary component of Media Networks revenue is Starz Networks revenue. On a pro forma basis, Starz Networks revenue represented 95% and 93% of Media Networks revenue for the nine months ended December 31, 2016 and 2015, respectively. The increase in pro forma revenue was primarily due to an increase in revenue from Starz Networks, due to higher effective rates driven by growth in subscribers to our Starz branded OTT platforms. Pro forma revenues also increased, to a lesser extent, due to increased revenues from licensing our original series programming in ancillary markets. These increases were offset by a $17 million decrease related to the sale of Starz's animation studio, Film Roman, LLC, in October 2015.
Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for the nine months ended December 31, 2016 was primarily from Starz Networks. The pro forma increase in gross contribution is driven by increased gross contribution from Starz Networks, primarily due to lower direct operating expense and higher revenue from Starz Networks, partially offset by an increase in distribution and marketing expense.
The decrease in pro forma direct operating expense for Starz Networks is primarily due to lower programming cost amortization expenses associated with a lower number of exhibitions of content under output and library licensing arrangements, and to a lesser extent, reduced exhibitions of new and prior season originals series content as compared to the prior year's period.
The increase in pro forma distribution and marketing expense is primarily the result of an increase in Starz Networks' advertising and marketing costs due to increased spend related to the timing of the airing of our original programming line-up and increased spend associated with the launch of the new Starz app, and related to Starz branded OTT platforms.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the nine months ended December 31, 2016 increased primarily due to costs associated with our start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at December 31, 2016 primarily consisted of our revolving credit facility, Term Loan A, Term Loan B, 5.25% senior notes and our convertible senior subordinated notes.

Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $94 million, which may require the use of cash in the event the holders of the noncontrolling interests put their interests to the Company.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, revolving credit facility availability, tax-efficient financing, and available production financing will be adequate to meet known operational cash, and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and video release schedules, and future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, and distribution commitments. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at the Company's discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The Company did not repurchase any shares during the three months ended December 31, 2016.
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

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $535 million for the nine months ended December 31, 2016 and decreased by $14 million for the nine months ended December 31, 2015, before foreign exchange effects on cash. Components of these changes are discussed below in more detail. A significant portion of the cash amount at December 31, 2016 is due to the cash of approximately $450 million that was raised in the merger financing in order to pay the merger consideration, however, due to the Starz dissenting shareholders (see Note 2 and Note 16 to our unaudited condensed consolidated financial statements), such amount was not paid and remains in cash and cash equivalents.
Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended December 31, 2016 and 2015 were as follows:

	Nine Months Ended
	December 31,
	2016	2015	Net Change
	(Amounts in millions)
Operating income (loss)	$(88)	$(4)	$(84)
Amortization of films and television programs and program rights	902	655	247
Non-cash share-based compensation	74	47	27
Cash interest	(50)	(33)	(17)
Current income tax provision	(17)	(11)	(6)
Other non-cash charges included in operating activities	45	10	35
Cash flows from operations before changes in operating assets and liabilities	866	664	202

Changes in operating assets and liabilities:
Accounts receivable, net	59	(37)	96
Investment in films and television programs and program rights	(660)	(771)	111
Other changes in operating assets and liabilities	151	33	118
Changes in operating assets and liabilities	(450)	(775)	325
Net Cash Flows Provided By (Used In) Operating Activities	$416	$(111)	$527
Cash flows provided by operating activities for the nine months ended December 31, 2016 were $416 million compared to cash flows used in operating activities of $111 million for the nine months ended December 31, 2015. The increase in cash provided by operating activities for the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 is due to higher cash flows from operations before changes in operating assets and liabilities, higher collections of accounts receivables, lower investment in films and television programs and program rights, and increases from changes in other operating assets and liabilities primarily driven by increases in accounts payable and accrued liabilities, and participations and residuals, partially offset by a decrease in deferred revenue.
Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2016 and 2015 were as follows:

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Investment in equity method investees and other	$(13)	$(4)
Distributions from equity method investees	2	—
Purchase of Starz, net of cash acquired of $73	(1,057)	—
Purchase of Pilgrim Media Group, net of cash acquired of $16	—	(127)
Capital expenditures	(16)	(14)
Net Cash Flows Used In Investing Activities	$(1,084)	$(145)

Cash used in investing activities of $1,084 million for the nine months ended December 31, 2016 compared to $145 million for the nine months ended December 31, 2015, as reflected above. The change was primarily due to cash used for the purchase of Starz of $1.1 billion, net of cash acquired in the nine months ended December 31, 2016, compared to cash used for the purchase of Pilgrim Media Group of $127 million, net of cash acquired in the nine months ended December 31, 2015.
Financing Activities. Cash flows (used in) provided by financing activities for the nine months ended December 31, 2016 and 2015 were as follows:

	Nine Months Ended
	December 31,
	2016	2015
	(Amounts in millions)
Debt - borrowings	$3,911	$262
Debt - repayments	(2,252)	(238)
Net proceeds from debt	1,659	24

Production loans - borrowings	231	510
Production loans - repayments	(623)	(241)
Net proceeds from production loans	(392)	269

Other financing activities	(64)	(51)
Net Cash Flows Provided By Financing Activities	$1,203	$242
Cash flows provided by financing activities of $1,203 million for the nine months ended December 31, 2016 compared to cash flows provided by financing activities of $242 million for the nine months ended December 31, 2015. Cash flows provided by financing activities for the nine months ended December 31, 2016 primarily relate to borrowings, partially offset by repayments, in connection with the Starz Merger. As discussed in the Overview section, in connection with the Starz Merger, the Company used the proceeds of the 5.875% Senior Notes, Term Loan A, Term Loan B and a portion of the revolving credit facility to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement. The following table sets forth the debt borrowings and repayments included in financing activities associated with the Starz acquisition:

Nine Months Ended
December 31,
2016
(Amounts in millions)
Borrowings of corporate debt:
Borrowings under previously outstanding senior revolving credit facility	$454
Proceeds from new corporate debt financing:
Revolving credit facility, net of debt issuance costs of $20	30
Term Loan A, net of debt issuance costs of $20	980
Term Loan B, net of debt issuance costs of $51	1,949
5.875% Senior Notes, net of debt issuance costs of $22	498
$3,911
Repayments of corporate debt:
Previously outstanding senior revolving credit facility	$(615)
Revolving credit facility	(50)
5.25% Senior Notes	(240)
Term Loan Due 2022	(406)
Starz credit agreement	(686)
Starz senior notes	(255)
$(2,252)
In addition, the nine months ended December 31, 2016 reflects net production loan repayments of $392 million and cash used for other financing activities, which includes dividend payments of $27 million and payments for tax withholding of $32 million required on equity awards.
Cash flows provided by financing activities for the nine months ended December 31, 2015 primarily reflects net borrowings under production loans of $269 million, and net proceeds of $24 million from additional borrowings under the Term Loan Due 2022, offset by cash used for other financing activities which includes dividend payments of $34 million and payments for tax withholding of $23 million required on equity awards offset by the proceeds from the exercise of stock options.

Debt

In connection with the Starz Merger, Lionsgate entered into the Credit Agreement which provided for: (i) a $1.0 billion revolving credit facility (ii) the $1.0 billion Term Loan A, and (iii) the $2.0 billion Term Loan B. In addition, Lionsgate issued $520 million of the 5.875% Senior Notes. The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility (amounting to $50 million) to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt.
The principal amounts of our debt outstanding, excluding film obligations and production loans, as of December 31, 2016 and March 31, 2016 were as follows:

	Maturity Date	Principal Amounts Outstanding
		December 31,	March 31,
		2016	2016
		(Amounts in millions)
Revolving credit facilities(1)	December 2021	$—	$161
Term Loan A(1)	December 2021	1,000	—
Term Loan B(1)	December 2023	2,000	—
5.875% Notes(2)	November 2024	520	—
Convertible senior subordinated notes
January 2012 4.00% Notes(3)	January 2017	42	42
April 2013 1.25% Notes(3)	April 2018	60	60
5.25% Senior Notes	August 2018	—	225
Term Loan Due 2022	March 2022	—	400
Capital lease obligations	Various	59	—
		$3,681	$888
 ______________________

(1)	Senior Credit Facilities:

(i)
Revolving Credit Facility & Term Loan A: The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at December 31, 2016 there was $1.0 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at December 31, 2016. The revolving credit facility and Term Loan A initially bear interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.50%), subject to possible reductions in the margin of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 3.19% as of December 31, 2016). We are required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.

(ii)
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) (effective interest rate of 3.75% as of December 31, 2016).

The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors, subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of December 31, 2016, we were in compliance with all applicable covenants.

(2)
5.875% Senior Notes: The 5.875% Senior Notes contain a number of restrictions and covenants, and as of December 31, 2016, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(3)
The convertible senior subordinated notes were convertible at the following prices per share as of December 31, 2016: January 2012 4.00% Notes - $10.21 per share; April 2013 1.25% Notes - $29.19 per share. In January 2017, all of the $42 million outstanding principal amount of the Company's January 2012 4.00% Notes was converted (see Note 20 to our unaudited condensed consolidated financial statements).

(4)
Capital Lease Obligations: Represent lease agreements acquired in the Starz Merger (see Note 2), and include a ten-year commercial lease for a building with an imputed annual interest rate of 6.4%, with an additional four successive five-year renewal periods at our option and capital lease arrangements for Starz's transponder capacity that expire from 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

Production Loans
The amounts outstanding under our production loans as of December 31, 2016, and March 31, 2016 were as follows:

	December 31,	March 31,
	2016	2016
	(Amounts in millions)

Production loans(1)	$298	$690

 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.69% to 3.98%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2016:

	Three Months Ended March 31,	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of December 31, 2016 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	13	50	55	77	100	705	1,000
Term Loan B	5	20	20	20	20	1,915	2,000
5.875% Senior Notes	—	—	—	—	—	520	520
Film obligations and production loans(1)	96	258	40	14	4	7	419
Principal amounts of convertible senior subordinated notes(2)	42	—	60	—	—	—	102
Capital lease obligations	1	6	6	4	3	39	59
	157	334	181	115	127	3,186	4,100
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(3)	220	446	193	96	71	119	1,145
Interest payments(4)	36	153	165	170	169	480	1,173
Operating lease commitments	4	18	17	17	17	48	121
Other contractual obligations	171	284	77	27	10	6	575
	431	901	452	310	267	653	3,014
Total future commitments under contractual obligations (5)	$588	$1,235	$633	$425	$394	$3,839	$7,114
 ___________________

(1)
Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	In January 2017, all of the $42 million outstanding principal amount of the Company's January 2012 4.00% Notes was converted (see Note 20 to our unaudited condensed consolidated financial statements).

(3)
Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments, and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(4)
Includes cash interest payments on our debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(5)
Not included in the amounts above are $94 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our unaudited condensed consolidated balance sheet and amounted to $131 million at December 31, 2016 (March 31, 2016 - $61 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2016 and March 31, 2016 was $1.4 billion and $1.5 billion, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2016, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from December 31, 2016):

December 31, 2016
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£10	in exchange for	$13	£0.78
Hungarian Forint	HUF 4,458	in exchange for	$17	HUF 269.79
Euro	€7	in exchange for	$8	€0.88
Canadian Dollar	C$25	in exchange for	$19	C$1.31
New Zealand Dollar	NZD 35	in exchange for	$25	NZD 0.69
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2016 were losses, net of tax, of $2 million and $5 million, respectively (2015 - losses, net of tax, of $1 million and gain, net of tax of $2 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months and nine months ended December 31, 2016 were nil and less than $1 million, respectively (2015 - insignificant) and are included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.0 billion, based on the applicable LIBOR in effect as of December 31, 2016, each quarter point change in interest rates would result in a $5 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to 3.00% plus LIBOR. The LIBOR rate on the Term Loan B is subject to a floor of 0.75%. Assuming the Term Loan B outstanding balance and the applicable LIBOR in effect as of December 31, 2016, a quarter point change in interest rates would result in $5 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.69% to 3.98% and applicable margins ranging from 2.25% over the one, two, three, or six-month LIBOR to 2.50% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in less than $1 million in additional costs capitalized to the respective film or television asset.

At December 31, 2016, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $600 million, and an estimated fair value of $629 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $29 million and $26 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity dates and the fair value of the instrument as of December 31, 2016:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	December 31, 2016
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	13	50	55	77	100	705	1,000	1,003
Average Interest Rate	3.19%	3.19%	3.19%	3.19%	3.19%	3.19%
Term Loan B(2)	5	20	20	20	20	1,915	2,000	2,010
Average Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Production loans(3)	36	232	29	—	—	—	297	297
Average Interest Rate	3.78%	3.87%	3.93%	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520	520	528
Average Interest Rate	—	—	—	—	—	5.875%
Principal Amounts of Convertible Senior Subordinated Notes:
January 2012 4.00% Notes	42	—	—	—	—	—	42	43
Average Interest Rate	4.00%	—	—	—	—	—
April 2013 1.25% Notes	—	—	60	—	—	—	60	58
Average Interest Rate	—	—	1.25%	—	—	—
	$96	$302	$164	$97	$120	$3,140	$3,919	$3,939
 ____________________

(1)
Revolving credit facility and Term Loan A expire on December 8, 2021 and initially bear interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.50%), subject to possible reductions in the margin of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement.

(2)	Term Loan B maturing on December 8, 2023, and initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.69% to 3.98%.

(4)	Senior notes with a fixed interest rate equal to 5.875%.

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
As of December 31, 2016, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
On December 8, 2016, we acquired Starz and, as a result, we have begun integrating the processes, systems and controls relating to Starz into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of Starz, there has been no such change during the period covered by this report.

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

Lions Gate has incurred significant additional indebtedness in connection with the merger that could adversely affect Lions Gate’s operations and financial condition.

As of December 31, 2016, Lions Gate and its subsidiaries have debt of $3,681 million (including capitalized lease obligations of $59 million) and production loan obligations of $298 million, approximately $3,357 of which will be secured (including production loan obligations of $298 million and capitalized lease obligations of $59 million). The incurrence of new indebtedness could have adverse consequences on Lions Gate’s business, such as:

•
requiring Lions Gate to use a substantial portion of its cash flow from operations to service its indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions or limiting Lions Gate’s ability to obtain additional financing to fund such needs;

•	increasing Lions Gate’s vulnerabilities to fluctuations in market interest rates to the extent that Lions Gate’s debt is subject to floating interest rates;

•	limiting Lions Gate’s ability to compete with other companies that are not as highly leveraged, as Lions Gate may be less capable of responding to adverse economic and industry conditions; and

•
restricting the way in which Lions Gate conducts its business because of financial and operating covenants in the agreements governing Lions Gate’s existing and future indebtedness and exposing Lions Gate to potential events of default (if not cured or waived) under covenants contained in Lions Gate’s debt instruments.

In addition, the indenture that governs the 5.875% Senior Notes and the Senior Credit Facilities each contain restrictive covenants that will limit its ability to engage in activities that may be in its long-term best interest. Lions Gate’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all its debt.

The impact of any of these potential adverse consequences could have a material adverse effect on Lions Gate’s results of operations, financial condition, and liquidity.

Lions Gate may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

A significant portion of Lions Gate’s cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities and the 5.875% Senior Notes. Lions Gate’s ability to make scheduled payments on or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. Lions Gate may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

If Lions Gate’s cash flows and capital resources are insufficient to fund its debt service obligations, Lions Gate could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. Lions Gate may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow it to meet its scheduled debt service obligations. The Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes restricts Lions Gate’s ability to dispose of assets and use the proceeds from those dispositions and will also restrict its ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. Lions Gate may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, Lions Gate conducts a substantial portion of its operations through its subsidiaries, certain of which are not guarantors of its indebtedness. Accordingly, repayment of Lions Gate’s indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to Lions Gate, by dividend, debt repayment or otherwise. Unless they are guarantors of Lions Gate’s indebtedness, its subsidiaries do not have any obligation to pay amounts due on its indebtedness or to make funds available for that purpose. Lions Gate’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable it to make payments in respect of its indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit Lions Gate’s ability to obtain cash from its subsidiaries. While the indenture that governs the 5.875% Senior Notes and the Senior Credit Facilities limit the ability of Lions Gate’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Lions Gate, these limitations are subject to qualifications and exceptions. In the event that Lions Gate does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness.

Lions Gate’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect its financial position and results of operations.

If Lions Gate cannot make scheduled payments on its debt, Lions Gate will be in default and holders of the 5.875% Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Senior Credit Facilities could terminate their commitments to loan money, the lenders under its secured debt could foreclose against the assets securing their borrowings and Lions Gate could be forced into bankruptcy or liquidation.

Lions Gate may not be able to achieve its objective of reducing indebtedness in the first 12 to 18 months after the completion of the merger.

Lions Gate has an objective of reducing its leverage ratio by 1.5 times for the 12 trailing month period in the first 12 to 18 months after completion of the merger. The cash necessary to achieve these objectives is expected to come from cash flows from its operations. Lions Gate may not be able to generate the operating cash flows and other cash necessary to accomplish these objectives. Any failure by Lions Gate to significantly reduce its indebtedness and achieve its objectives could result in a material reduction in its credit quality and could have a material adverse effect on Lions Gate’s results of operations, financial condition, and liquidity.

The terms of the Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes restrict Lion Gate’s current and future operations, particularly its ability to respond to changes or to take certain actions.

The indenture that governs the 5.875% Senior Notes and the Senior Credit Facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on Lions Gate and limits its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue certain disqualified stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to the notes;

•	make loans or investments;

•	incur liens;

•	restrict dividends, loans or asset transfers from its restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The indenture also limits the ability of Lions Gate and the guarantors to consolidate or merge with or into, or sell substantially all of its assets to, another person.

In addition, the restrictive covenants in the Senior Credit Facilities will require Lions Gate to maintain specified financial ratios, tested quarterly. Lions Gate’s ability to meet those financial ratios and tests can be affected by events beyond its control, and Lions Gate may be unable to meet them.

A breach of the covenants or restrictions under the indenture that governs the 5.875% Senior Notes or under the Senior Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders terminate all commitments to extend further credit. Furthermore, if Lions Gate were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event Lions Gate’s lenders or noteholders accelerate the repayment of its borrowings, Lions Gate and its subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, Lions Gate may be:

•	limited in how it conduct its business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect Lions Gate’s ability to grow in accordance with its strategy.

Lions Gate’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose Lions Gate to interest rate risk. If interest rates were to increase, Lions Gate’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease.

Lions Gate may be unable to integrate the business of Starz successfully or realize the anticipated synergies and related benefits of the merger or do so within the anticipated time frame.

The merger involved the combination of two companies which operated as independent public companies. Lions Gate will be required to devote significant management attention and resources to integrating the business practices and operations of Starz. Potential difficulties Lions Gate or Starz may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Lions Gate and Starz in a manner that permits Lions Gate to achieve the benefits anticipated to result from the merger, in the time frame currently anticipated or at all;

•	the complexities associated with managing Lions Gate out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	the failure by Lions Gate to retain key employees of either Lions Gate or Starz;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of Lions Gate’s or Starz’s management, the disruption of Lions Gate’s ongoing business or inconsistencies in Lions Gate’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of Lions Gate to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect the business and financial results of Lions Gate following the merger.

Other external factors may limit Lions Gate and Starz’s ability to realize the anticipated synergies of the merger. For example, changes in interest rates may limit Lions Gate’s ability to achieve all of the incremental tax synergies it expects from its global cash management, financing, and distribution operations.

Lions Gate may be unable to retain key employees.

The success of Lions Gate after the merger depends in part upon its ability to retain key Lions Gate and Starz employees. Key employees may depart after the merger because of issues relating to the uncertainty and difficulty of separation or integration or a desire not to remain with Lions Gate following the merger. Accordingly, no assurance can be given that Lions Gate, Starz or, following the merger, Lions Gate will be able to retain key employees to the same extent as in the past.

The future results of Lions Gate will suffer if Lions Gate does not effectively manage its operations.

Following the merger, Lions Gate may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of Lions Gate will depend, in part, upon the ability of Lions Gate to manage its expansion opportunities, which poses substantial challenges for Lions Gate to integrate new operations into its existing business in an efficient and timely manner. No assurance can be given that Lions Gate’s expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Lions Gate could be required to make a cash payment to Starz stockholders who demanded appraisal, and such payment could exceed the merger consideration that Lions Gate would have paid to such stockholders.

In connection with the merger between Lions Gate and Starz, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock.  Neither Lions Gate nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights.  As of December 31, 2016, Lions Gate has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $886 million for the estimated value of the merger consideration that would have been payable to such shares.  Subsequently, prior to February 6, 2017, Lions Gate was notified that holders of approximately 2.5 million of such shares withdrew their demand for appraisal and have accepted the merger consideration. Since the merger closed on December 8, 2016, three petitions for appraisal have been filed in the Court of Chancery of the State of Delaware. See Note 16 to our unaudited condensed consolidated financial statements for a discussion of these proceedings. Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts, if any, that Lions Gate may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal.

The Internal Revenue Service may not agree that Lions Gate should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that Lions Gate’s U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because Lions Gate is a Canadian incorporated entity, it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Code (“Section 7874”) provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, if (a) the Starz stockholders own (within the meaning of Section 7874) 80% or more (by vote or value) of the Lions Gate post-reclassification shares after the merger by reason of holding Starz common stock (the “80% ownership test,” and such ownership percentage the “Section 7874 ownership percentage”), and (b) Lions Gate’s “expanded affiliated group” does not have “substantial business activities” in Canada when compared to the total business activities of such expanded affiliated group (the “substantial business activities test”), Lions Gate will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 80% but at least 60% (the “60% ownership test”), and the substantial business activities test is not met, Starz and its U.S. affiliates (including the U.S. affiliates historically owned by Lions Gate) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit their ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, Starz stockholders are believed to own (within the meaning of Section 7874) less than 60% (by both vote and value) of the Lions Gate post-reclassification shares after the merger by reason of holding shares of Starz common stock. Therefore, under current law, it is expected that Lions Gate should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to Lions Gate or its affiliates as a result of the merger.

However, the rules under Section 7874 are relatively new and complex and there is limited guidance regarding their application. In particular, stock ownership for purposes of computing the Section 7874 ownership percentage is subject to various adjustments under the Code and the Treasury regulations promulgated thereunder, some of the relevant determinations must be made based on facts as they exist at the time of closing of the merger, and there is limited guidance regarding Section 7874 generally, including with respect to the application of the ownership tests described above and any related adjustments. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to factual and legal uncertainties. Thus, there can be no assurance that the Internal Revenue Service (the “IRS”) will agree with the position that Lions Gate should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply as a result of the merger.

In addition, on April 4, 2016, the U.S. Treasury Department (the “U.S. Treasury”) and the IRS issued temporary Treasury regulations under Section 7874 (the “Temporary Section 7874 Regulations”), which, among other things, require certain adjustments that generally increase, for purposes of the Section 7874 ownership tests, the percentage of the stock of a foreign acquiring corporation deemed owned (within the meaning of Section 7874) by the former shareholders of an acquired U.S. corporation by reason of holding stock in such U.S. corporation. Further on January 13, 2017, the IRS and the U.S. Treasury published new and final temporary regulations (the “New Regulations”) which finalized with some modifications the previous Temporary Section 7874 Regulations.

For example, these temporary regulations disregard, for purposes of determining the Section 7874 ownership percentage, (a) any “non-ordinary course distributions” (within the meaning of the temporary regulations) made by the acquired U.S. corporation (such as Starz) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (b) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, as well as (c) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S. partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested. Taking into account the effect of these temporary regulations, it is currently believed that the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 60%. However, these temporary regulations are new and complex, there is no guidance regarding their application and some of the relevant determinations must be made based on facts as they exist at the time of the closing of the acquisition. Accordingly, there can be no assurance that the Section 7874 ownership percentage of the Starz stockholders after the merger will be less than 60% as determined under the temporary regulations, or that the IRS will not otherwise successfully assert that either the 80% ownership test or the 60% ownership test were met after the merger.

If the 80% ownership test has been met after the merger and Lions Gate were accordingly treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, Lions Gate would be subject to substantial additional U.S. tax liability. Additionally, in such case, non-U.S. shareholders of Lions Gate would be subject to U.S. withholding tax on the gross amount of any dividends paid by Lions Gate to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty). Regardless of any application of Section 7874, Lions Gate is expected to be treated as a Canadian tax resident for Canadian tax purposes. Consequently, if Lions Gate were to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, it could be liable for both U.S. and Canadian taxes, which could have a material adverse effect on its financial condition and results of operations.

If the 60% ownership test has been met, several adverse U.S. federal income tax rules could apply to the U.S. affiliates of Lions Gate (including Starz and its U.S. affiliates). In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the merger. The Temporary Section 7874 Regulations generally expand the scope of these rules. In addition, the Temporary Section 7874 Regulations (and certain related temporary regulations issued under other provisions of the Code) include new rules that would apply if the 60% ownership test has been met, which, in such situation, may limit Lions Gate’s ability to restructure or access cash earned by certain of its non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain “disqualified individuals” at a rate currently equal to 15%.

Future potential changes to the tax laws could result in Lions Gate being treated as a U.S. corporation for U.S. federal tax purposes or in Starz and its U.S. affiliates (including the U.S. affiliates historically owned by Lions Gate) being subject to certain adverse U.S. federal income tax rules.

As discussed above, under current law, Lions Gate is expected to be treated as a non-U.S. corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply as a result of the merger. However, changes to Section 7874, or the U.S. Treasury regulations promulgated thereunder, could affect Lions Gate’s status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules to Starz and its U.S. affiliates (including the U.S. affiliates historically owned by Lions Gate). Any such changes could have prospective or retroactive application, and may apply even if enacted after the merger is consummated. If Lions Gate were to be treated as a U.S. corporation for federal tax purposes or if Starz and its U.S. affiliates (including the U.S. affiliates historically owned by Lions Gate) were to become subject to such adverse U.S. federal income tax rules, Lions Gate and its U.S. affiliates could be subject to substantially greater U.S. tax liability than currently contemplated.

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause Lions Gate to be treated as a U.S. corporation if the management and control of Lions Gate were determined to be located primarily in the United States. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made effective on or prior to the date of the closing of the merger, could cause Lions Gate to be treated as a U.S. corporation for U.S. federal tax purposes, in which case, Lions Gate would be subject to substantially greater U.S. tax liability than currently contemplated.

Other recent legislative and other proposals (including most recently final Treasury regulations under Section 385 of the Code issued by the U.S. Treasury and the IRS on October 13, 2016 (the “Final Section 385 Regulations”), along with the intention to undertake fundamental tax reform in the coming months by President Trump and the U.S. Congress under a blueprint circulated by House Republicans as well as President Trump's own tax proposals), if enacted or finalized, could cause Lions Gate and its affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, and could cause Lions Gate and its affiliates to recognize additional taxable income. Any such proposals, and any other relevant provisions that could change on a prospective or retroactive basis, could have a significant adverse effect on Lions Gate and its affiliates.

It is presently uncertain whether any such proposals or other legislative action relating to the scope of U.S. tax residence, revamp of the corporate tax system, Section 7874 or so-called inversion transactions and inverted groups will be enacted into law.

Future changes to U.S. and non-U.S. tax laws could adversely affect Lions Gate.

The U.S. Congress, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where Lions Gate and its affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation of Economic Co-operation and Development in particular is contemplating changes to numerous long-standing international tax principles through its so-called BEPS project, which is focused on a number of issues, including sharing of profits between affiliated entities in different tax jurisdictions. As a result of BEPS and other similar initiatives, the tax laws in the United States, Canada and other countries in which Lions Gate and its affiliates will do business could change on a prospective or retroactive basis, and any such changes could adversely affect Lions Gate.

Changes to the U.S. Model Income Tax Treaty could adversely affect Lions Gate.

On February 17, 2016, the U.S. Treasury released a newly revised U.S. model income tax convention (the “model”), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The new model treaty provisions were preceded by draft versions released by the U.S. Treasury on May 20, 2015 (the “May 2015 draft”) for public comment. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target (a) permanent establishments subject to little or no foreign tax, (b) special tax regimes, (c) expatriated entities subject to Section 7874, (d) the anti-treaty shopping measures of the limitation on benefits article and (e) subsequent changes in treaty partners’ tax laws.

With respect to new model provisions pertaining to expatriated entities, because it is expected that the merger will not result in the creation of an expatriated entity as defined in Section 7874, payments of interest, dividends, royalties and certain other items of income by or to Starz and/or its U.S. affiliates to or from non-U.S. persons would not be expected to be subject to such provisions (which, if applicable, could cause such payments to become subject to full withholding tax), even if applicable treaties were subsequently amended to adopt the new model provisions. In response to comments the U.S. Treasury received regarding the May 2015 draft, the new model treaty provisions pertaining to expatriated entities fix the definition of “expatriated entity” to the meaning ascribed to such term under Section 7874(a)(2)(A) as of the date the relevant bilateral treaty is signed. However, as discussed above, the rules under Section 7874 are relatively new, complex and are the subject of current and future legislative and regulatory changes. Accordingly, there can be no assurance that the IRS will agree with the position that the merger does not result in the creation of an expatriated entity (within the meaning of Section 7874) under the law as in effect at the time any applicable treaty were to be amended or that such a challenge would not be sustained by a court, or that such position would not be affected by future or regulatory action which may apply retroactively to the merger.

The tax rate that will apply to the combined company is uncertain and may vary from expectations.

There can be no assurance that the merger will improve Lions Gate’s ability to maintain any particular worldwide effective corporate tax rate. Starz and Lions Gate cannot give any assurance as to what Lions Gate’s effective tax rate will be after the merger because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which Lions Gate and its affiliates will operate. Lions Gate’s actual effective tax rate may vary from Starz’s and Lions Gate’s expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on Lions Gate and its affiliates.

Legislative or other governmental action in the U.S. could adversely affect Lions Gate’s business.

Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that Lions Gate currently claims, override tax treaties upon which Lions Gate relies, or otherwise increase the taxes that the United States imposes on Lions Gate’s worldwide operations. Such changes could materially adversely affect Lions Gate’s effective tax rate and/or require Lions Gate to take further action, at potentially significant expense, to seek to preserve its effective tax rate. In addition, if proposals were enacted that had the effect of limiting Lions Gate’s ability as a Canadian company to take advantage of tax treaties with the United States, Lions Gate could incur additional tax expense and/or otherwise incur business detriment.

Economic instability in the U.S. or in other parts of the world could adversely affect Starz’s business.

Starz’s business is affected by prevailing economic conditions. Financial instability or a general decline in economic conditions in the U.S. could affect Starz’s business in an adverse manner.

Lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which Starz’s STARZ ENCORE and MOVIEPLEX networks are typically carried and premium video programming packages and premium a la carte on which Starz’s STARZ networks are typically carried. A reduction in spending could lead to a decrease in the number of subscribers to Starz’s networks, which could have a materially adverse impact on Starz’s and the combined company’s business, financial condition and results of operations.

Starz depends on distributors that carry its programming, and no assurance can be given that it will be able to maintain and renew its affiliation agreements on favorable terms or at all.

Starz currently distributes its programming through affiliation agreements with many distributors, including AT&T, Cablevision, Charter, Comcast, Cox, DISH Network, and Verizon. Starz’s affiliation agreements with distributors are scheduled to expire at various dates through 2020. The largest distributors have significant leverage in their relationship with certain programmers, including Starz. For the nine months ended December 31, 2016, AT&T (including DIRECTV, which it acquired in July 2015) accounted for at least 10% of Lionsgate's revenue, on a pro-forma basis.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. Starz may be unable to obtain renewals with its current distributors on acceptable terms, if at all. Starz may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry its programming. The failure to successfully renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect Starz’s and the combined company’s subscriber growth, revenue and earnings which would materially adversely affect Starz’s and the combined company’s business, financial condition and results of operations.

Starz depends on a limited number of distributors for a significant portion of Starz’s revenue.

Starz’s networks depend upon agreements with a limited number of distributors. For the nine months ended December 31, 2016, AT&T accounted for at least 10% of Lionsgate's revenue, on a pro-forma basis. The loss of any significant distributor, or Starz’s inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Occasionally Starz has disputes with distributors over the terms of Starz’s carriage, such as how the distributor markets Starz’s services (such as free offers), or other contract terms. If not resolved through business negotiation, such disputes could result in litigation or termination of an existing agreement. Termination of a significant existing agreement resulting in the loss of distribution of Starz’s programming to a material portion of Starz’s multichannel television households would materially adversely affect Starz’s subscriber growth, revenue and earnings and would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Increasing rates paid by distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase Starz’s STARZ and STARZ ENCORE services.

The amounts paid by distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from distributors continue to increase each year and these increases may impact Starz’s ability, as a premium subscription video provider, to increase or even maintain Starz’s subscriber levels and may adversely impact Starz’s revenue and earnings which would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Starz is subject to intense competition for marketing and carriage of Starz’s networks, which may have a negative effect on Starz’s profitability or on Starz’s ability to expand Starz’s business.

The subscription video programming industry is highly competitive. Starz’s STARZ and STARZ ENCORE networks compete with other programming networks and other types of video programming services for marketing and distribution by distributors. Starz faces intense competition from other providers of programming networks for the right to be carried by a particular distributor and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service.

Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over Starz’s networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. The inability of Starz’s programming networks to be carried by one or more distributors, or the inability of Starz’s programming networks to be placed on a particular tier or programming package could have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Starz depends on Starz’s distributors to market Starz’s networks and other services, the lack of which may result in reduced customer demand.

At times, certain of Starz’s distributors do not allow Starz to participate in cooperative marketing campaigns to market Starz’s networks and services. Starz’s inability to participate in the marketing of Starz’s networks and other services may put Starz at a competitive disadvantage. Also, Starz’s distributors are often focused more on marketing their bundled service offerings (video, Internet and telephone) than premium video services. If Starz’s distributors do not sign up new subscribers to Starz’s networks, Starz may lose subscribers which would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Starz may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies.

Starz must successfully adapt to technological advances in Starz’s industry, including the emergence of alternative distribution platforms. Starz’s ability to exploit new distribution platforms and viewing technologies will affect Starz’s ability to maintain or grow Starz’s business and may increase Starz’s capital expenditures. Additionally, Starz must adapt to changing consumer behavior driven by advances such as DVRs, video-on-demand, online based content delivery, Blu-ray players, game consoles and mobile devices. Such changes may impact the revenue Starz is able to generate from Starz’s traditional distribution methods by decreasing the viewership of Starz’s networks on systems of cable operators, satellite television providers and telecommunication companies, or by decreasing the number of households subscribing to services offered by those distributors. If Starz fails to adapt Starz’s distribution methods and content to emerging technologies, Starz’s appeal to Starz’s targeted audiences might decline and there would be a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Starz’s business depends on the appeal of Starz’s programming to distributors and subscribers, which is difficult to predict.

Starz’s business depends in part upon viewer preferences and audience acceptance of the programming on Starz’s networks. These factors are difficult to predict and subject to influences that are beyond Starz’s control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. Starz may not be able to anticipate and react effectively to shifts in tastes and interests in Starz’s markets. A change in viewer preferences could cause Starz’s programming to decline in popularity, which could jeopardize renewal of Starz’s affiliation agreements with distributors. In addition, Starz’s competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to react more quickly than Starz can to shifts in tastes and interests.

To an increasing extent, the success of Starz’s business depends on exclusive original programming and Starz’s ability to accurately predict how audiences will respond to Starz’s original programming. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that Starz licenses from third parties, and because Starz’s network branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to Starz’s business.

In addition, theatrical feature films constitute a significant portion of the programming on Starz’s STARZ and STARZ ENCORE programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms prior to Starz’s linear window. Should the popularity of feature-film programming suffer significant further declines, Starz may lose subscribership or be forced to rely more heavily on original programming, which could increase Starz’s costs.

If Starz’s programming does not gain the level of audience acceptance Starz expects, or if Starz is unable to maintain the popularity of Starz’s programming, Starz may have a diminished negotiating position when dealing with distributors, which could reduce Starz’s revenue and earnings. Starz cannot assure you that Starz will be able to maintain the success of any of Starz’s current programming, or generate sufficient demand and market acceptance for Starz’s new original programming. This would materially adversely impact Starz’s and the combined company’s business, financial condition and results of operations.

Starz’s networks’ success depends upon the availability of programming that is adequate in quantity and quality, and Starz may be unable to secure or maintain such programming.

Starz’s networks’ success depends upon the availability of quality programming, particularly original programming and films that is suitable for Starz’s target markets. While Starz produces some of Starz’s original programming, Starz obtains most of Starz’s programming (including some of Starz’s original series, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if Starz is not in compliance with their terms.

Starz competes with other programming networks to secure desired programming. Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over Starz in this area. In addition to other cable programming networks, Starz also competes for programming with national broadcast television networks, local broadcast television stations, video-on-demand services and online based content delivery services such as Amazon, Hulu, iTunes and Netflix. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

In December 2012, Starz made the decision not to extend Starz’s licensing agreement with Disney beyond its expiration on December 31, 2015. Starz will continue to receive qualifying films released theatrically in the U.S. by Disney’s Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015, with initial license periods for such films extending into 2017. In February 2013, Starz extended Starz’s Sony output licensing agreement for initial theatrical releases in the U.S. through December 31, 2021.

We cannot assure you that Starz will ultimately be successful in negotiating renewals of Starz’s programming rights agreements or in negotiating adequate substitute agreements. In the event that these agreements expire or are terminated and are not replaced by programming content, including additional original programming, acceptable to Starz’s distributors and subscribers, it would have a materially adverse impact on Starz’s and the combined company’s business, financial condition and results of operations.

Starz has entered into output licensing agreements that require Starz to make substantial payments.

Starz has an output licensing agreement with Sony to acquire theatrical releases. The Sony agreement will expire on December 31, 2021. Starz is required to pay Sony for films released at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to Starz each year), and the amounts payable pursuant to such agreement will be substantial. Starz believes that the theatrical performance of the films Starz will receive under the agreements will perform at levels consistent with the performance of films Starz has received from Sony in the past. Starz also assumes a certain number of annual releases of first run films by Sony’s studios consistent with the number Starz received in prior years. Should the films perform at higher levels across the slate of films Starz receives or the quantity of films increase, then Starz’s payment obligations would increase and would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Any continued or permanent inability to transmit Starz’s programming via satellite would result in lost revenue and could result in lost subscribers.

Starz’s success is dependent upon Starz’s continued ability to transmit Starz’s programming to distributors from Starz’s satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. Starz has entered into long-term satellite transponder leases that expire between 2018 and 2021 in the U.S. for carriage of Starz’s networks’ programming. These leases provide for the continued carriage of Starz’s programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying Starz’s programming. Although Starz believes Starz takes reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and would have a materially adverse effect on Starz’s business, financial condition and results of operations.

Despite Starz’s efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, Starz may not be able to secure capacity on a transponder or may not be able to secure capacity on a transponder on the same or similar terms. This may result in an inability to transmit Starz’s content and could result in significant lost revenue and lost subscribers and would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

If Starz’s technology facilities fail or their operations are disrupted, Starz’s business could be damaged.

Starz’s programming is transmitted from Starz’s uplink center in Englewood, Colorado. Starz uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. Starz’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. Starz has made arrangements at a third-party facility to uplink Starz’s linear channels and services to Starz’s satellites in the event Starz is unable to do so from this facility. Additionally, Starz has direct fiber connectivity to certain of Starz’s distributors, which would allow continuous operation with respect to a significant segment of Starz’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption at Starz’s facility, and any failure by Starz’s third-party facility to perform as intended, would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Labor disputes may disrupt Starz’s operations and adversely affect the profitability of Starz’s business.

Starz’s content providers’ talent, including writers, directors, actors and production personnel and those working on Starz’s original series, may be covered by collective bargaining agreements. In general, a labor dispute involving talent involved in content production at Starz’s content providers or working on Starz’s original series may disrupt Starz’s operations or result in work stoppages. Labor disputes or work stoppages may impair Starz’s ability to complete Starz’s original series or restrict Starz’s access to content, resulting in increased costs and decreased revenue, which would have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Starz’s business is limited by regulatory constraints which may adversely impact Starz’s operations.

Although Starz’s business generally is not directly regulated by the Federal Communications Commission (the “FCC”), under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern Starz’s business either directly or indirectly. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, Starz’s business will be affected.

Regulations governing Starz’s businesses are subject to the political process and have been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated. Starz cannot assure you that Starz will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on Starz’s and the combined company’s business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $283.2 million (or 15,729,923) of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

The Company did not repurchase any shares during the three months ended December 31, 2016.

Additionally, during the three months ended December 31, 2016, 89,576 common shares, 3,184 Class A voting shares, and 94,492 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles of Lions Gate Entertainment Corp.
3.2(2)	Notice of Articles of Lions Gate Entertainment Corp.
4.1(3)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee
4.2(4)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee
4.3(5)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and U.S. Bank National Association, as trustee
10.132(6)
Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.133(7)*	Starz Transitional Stock Adjustment Plan
10.134(8)*	Starz 2016 Omnibus Incentive Plan
10.135(9)*	Starz 2011 Nonemployee Director Plan
10.136(10)*	Starz 2011 Incentive Plan
10.137(x)*	Employment Agreement between Lions Gate Entertainment Inc. and James W. Barge dated December 28, 2016
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
__________________________

(1)	Incorporated by reference to Exhibit 3.1 to Lions Gate’s Current Report on Form 8-K, as filed on December 8, 2016
(2)	Incorporated by reference to Exhibit 3.1 to Lions Gate’s Amendment No. 1 to Current Report on Form 8-K/A, as filed on December 9, 2016
(3)	Incorporated by reference to Exhibit 4.1 to Lions Gate’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016
(4)	Incorporated by reference to Exhibit 4.2 to Lions Gate’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016
(5)	Incorporated by reference to Exhibit 4.3 to Lions Gate’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016
(6)	Incorporated by reference to Exhibit 10.1 to Lions Gate’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016
(7)	Incorporated by reference to Exhibit 99.1 to Lions Gate’s Post-Effective Amendment 2 on From S-3 to Form S-4 Registration Statement filed on December 13, 2016
(8)	Incorporated by reference to Exhibit 99.3 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016
(9)	Incorporated by reference to Exhibit 99.2 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016
(10)	Incorporated by reference to Exhibit 99.1 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016

*	Management contract or compensatory plan or arrangement
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 9, 2017		Title:	Duly Authorized Officer and Chief Financial Officer