Form 10-K
period 2017-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2017-05-25
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

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
Registrant’s telephone number, including area code:
(877) 848-3866
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Voting Common Shares, no par value per share	New York Stock Exchange
Class B Non-Voting Common Shares, no par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,170,041,776, based on the closing sale price as reported on the New York Stock Exchange.
As of May 23, 2017, 81,171,873 shares of the registrant’s no par value Class A voting common shares were outstanding, and 126,679,186 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders (the “ 2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward looking statements contained in this report as a result of various important factors, including, but not limited to, the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series, budget overruns, limitations imposed by our credit facilities and notes, unpredictability of the commercial success of our motion pictures and television programming, risks related to our acquisition and integration of acquired businesses, the effects of dispositions of businesses or assets, including individual films or libraries, the cost of defending our intellectual property, technological changes and other trends affecting the entertainment industry, potential adverse reactions or changes to business or employee relationships, including those resulting from the recent acquisition of Starz; competitive responses to the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies; diversion of management's attention from ongoing business operations and opportunities; our ability to complete the integration of Starz successfully; litgation relating to the transaction; and the other risks and uncertainties discussed under Part I, Item 1.A. “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I
ITEM 1. BUSINESS.
Overview

Lionsgate is a vertically integrated next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, premium pay television networks, home entertainment, global distribution and sales, interactive ventures and games and location-based entertainment.

On December 8, 2016, Lionsgate and Starz consummated a merger pursuant to which we acquired Starz for a combination of cash and common stock. Following the merger, we reorganized our segment structure and now manage and report our operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks.

Motion Pictures

Our Motion Pictures segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the United States and through a sub-distributor in Canada).

•
Home Entertainment. Home entertainment revenues are derived from the sale and rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms. In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis. Home entertainment revenue consists of packaged and digital media revenue. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.

•
International. International revenues are derived from the licensing of our productions, acquired films, our catalog product and libraries of acquired titles from our international subsidiaries to international distributors, on a territory-by-territory basis. International revenues also include revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom

•
Other. Other revenues are derived from our interactive ventures and games division, our global franchise management and strategic partnerships division (which includes location-based entertainment), the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and from the licensing of our film and television content to ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the following (which does not include revenue from Starz original programming, other than programming that is or may be produced by Lionsgate’s legacy television production group and licensed to Starz):

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

•
Other. Other revenues are derived from product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to ancillary markets.

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, online video providers (collectively, “Distributors”), and on an over-the-top (“OTT”) basis. Starz Networks’ revenue is recognized in the period during which programming is provided, either: (i) based solely on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements; (ii) based on amounts or rates specified in the affiliation agreements which are not tied solely to the total number of subscribers who receive our services, or (iii) the total number of subscribers who receive our OTT service multiplied by the applicable retail rate.

•
Content and Other. Original content revenues are derived from the licensing of Starz original programming to digital media platforms, international television networks, through packaged media and other ancillary markets.

•	Streaming Services. Streaming services revenues are derived from the Lionsgate legacy start-up direct to consumer streaming services on subscription video-on-demand (“SVOD”) platforms.

Segment Revenue

For the year ended March 31, 2017, contributions to the Company’s consolidated revenues from its reporting segments included Motion Pictures 60.0%, Television Production 26.2% and Media Networks 14.3%.
* Includes revenues from the Lionsgate legacy SVOD platforms and Starz revenue from the December 8, 2016 date of acquisition.

Within the Motion Pictures segment, revenues were generated from the following: Theatrical 19.3%, Home Entertainment 36.8%, Television 14.5%, International 27.8% and Motion Pictures-Other 1.5%.

Within the Television Production segment, revenues were generated from the following: Domestic Television 76.7%, International 17.8%, Home Entertainment 4.8% and Television Production-Other 0.8%.

Within the Media Networks segment, revenues were generated from the following: Starz Networks 92.7%, Content and Other 6.6%, and Streaming Services 0.6%.
Corporate Strategy

We continue to grow and diversify our portfolio of content to capitalize on demand from traditional and emerging platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of content, by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to our business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate significant long-term value for our shareholders. See also Media Networks- Starz Networks’ Strategy below.

MOTION PICTURES

Motion Pictures - Theatrical

Theatrical Production

Theatrical production consists of “greenlighting” (proceeding with production) and financing motion pictures, as well as the development of screenplays, filming activities and the post-filming editing/post-production process.

We take a disciplined approach to theatrical production with the goal of producing content that can be distributed through various domestic and international platforms. We typically attempt to mitigate the financial risk associated with production by negotiating co-financing development and co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party companies) and pre-licensing international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We also often attempt to minimize production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts that would be paid regardless of the film's success (referred to as “up-front payments”). In addition, many states and foreign countries have implemented incentive programs designed to attract film production as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, which are generally calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the incentive. We use such incentives and/ or programs and other structures to further reduce our financial risk in theatrical production.

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

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. We distribute motion pictures directly to movie theaters in the U.S. Generally, distributors and exhibitors will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance is remitted to the distributor. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which may be exclusive against other non-theatrical distribution channels.

In most territories, international theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle would begin a few months after the start of the domestic distribution cycle. However, due in part to international box office growth, as well as film piracy in international markets, a much higher percentage of films are being released simultaneously in the U.S. and international markets, or even earlier in certain international markets.

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

Theatrical Releases

In fiscal 2017 (i.e., the twelve-month period ended March 31, 2017), we released the following 18 films theatrically in the U.S., which included both Lionsgate and Summit Entertainment label films developed and produced in-house, films co-developed and co-produced and films acquired from third parties:

Fiscal 2017 Theatrical Releases Lionsgate/Summit
Title	Release Date	Label
Criminal	April 15, 2016	Summit
Now You See Me 2	June 10, 2016	Summit
Café Society	July 15, 2016	Lionsgate
Nerve	July 27, 2016	Lionsgate
Hell or High Water	August 18, 2016	Lionsgate
Mechanic: Resurrection	August 26, 2016	Summit
The Wild Life	September 9, 2016	Summit
Blair Witch	September 16, 2016	Lionsgate
Deepwater Horizon	September 30, 2016	Summit
Middle School	October 7, 2016	Lionsgate
American Pastoral	October 21, 2016	Lionsgate
Boo! A Madea Halloween	October 21, 2016	Lionsgate
Hacksaw Ridge	November 4, 2016	Summit
La La Land	December 9, 2016	Summit
Patriots Day	December 21, 2016	Lionsgate
John Wick: Chapter Two	February 10, 2017	Summit
The Shack	March 3, 2017	Summit
Power Rangers	March 24, 2017	Lionsgate

In fiscal 2017, we also released the following films from our specialty film distribution label, Lionsgate Premiere:

Fiscal 2017 Releases Lionsgate Premiere
Title	Release Date
Precious Cargo*	April 22, 2016
Manhattan Night*	May 20, 2016
Urge*	June 3, 2016
The Duel*	June 24, 2016
Marauders*	July 1, 2016
Joshy*	August 12, 2016
Blood Father*	August 12, 2016
Imperium*	August 19, 2016
The 9th Life of Louis Drax	September 2, 2016
Operation Avalanche	September 16, 2016
The Great Gilly Hopkins*	October 7, 2016
The Whole Truth*	October 21, 2016
Life On The Line*	November 18, 2016
Man Down	December 2, 2016
Solace*	December 16, 2016
Arsenal*	January 6, 2017
Rock Dog	February 24, 2017

* Released “day & date” (a release strategy in which select titles are being released on video-on-demand (“VOD”) and other digital formats on the same day as the title is theatrically released).

Additionally, in fiscal 2017, the following films were released theatrically through our Pantelion Films joint venture with Televisa and our partnership with Roadside Attractions:

Fiscal 2017 Theatrical Releases Pantelion/Roadside
Title	Release Date	Partnership/ Label
Compadres	April 22, 2016	Pantelion
A Hologram for the King	April 22, 2016	Roadside Attractions
Love & Friendship	May 13, 2016	Roadside Attractions
Sundown	May 20, 2016	Pantelion
Genius	June 10, 2016	Roadside Attractions
Our Kind of Traitor	July 1, 2016	Roadside Attractions
Indignation	July 29, 2016	Roadside Attractions
Southside With You	August 26, 2016	Roadside Attractions
No Manches Frida	September 2, 2016	Pantelion
Priceless	October 14, 2016	Roadside Attractions
La Leyenda del Chupacabras	October 14, 2016	Pantelion
Manchester By The Sea	November 18, 2016	Roadside Attractions
Un Padre No Tan Padre	January 27, 2017	Pantelion
Everybody Loves Somebody	February 17, 2017	Pantelion
Bitter Harvest	February 24, 2017	Roadside Attractions

Over the last 15 years, Lionsgate, Summit Entertainment and affiliated companies have distributed films that have earned 122 Academy Award ® nominations, won 30 Academy Awards and have been nominated for and won numerous Golden Globe ® Awards, Screen Actors Guild Awards ®, BAFTA Awards and Independent Spirit Awards.

Motion Pictures - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of approximately 16,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Starz, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, CodeBlack Films, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A&E, AMC, LeapFrog Entertainment, Marvel, MGA Entertainment, Miramax, Saban Entertainment, StudioCanal, Tyler Perry Studios, The Weinstein Company and Zoetrope Corporation. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and sale and/or lease of DVDs/Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs/Blu-ray discs to consumers for private viewing. Fulfillment of physical distribution services are outsourced substantially to Twentieth Century Fox Home Entertainment.

For new theatrical titles, home entertainment distribution has traditionally occurred within three to four months of initial theatrical release. However, due in part to new methods of distribution and the rise of new digital platforms and networks, select titles are being released on VOD and other digital formats on the same day as the title is theatrically released (a “day & date” release strategy). These titles typically release on a modest number of screens for the purpose of positioning VOD and other ancillary platforms. We have also experimented with various other windowing strategies, where, for instance, a title may be released theatrically on several hundred screens, followed by an electronic-sell-through (“EST”) and premium priced interactive VOD window, followed by release on packaged media, regular priced VOD, and later, SVOD. Importantly, these release strategies are not applicable to every film, and may change based on release patterns, new technologies and product flow.

We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Costco and others who buy large volumes of our DVDs/Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 43% of net home entertainment packaged media revenue in fiscal 2017.We also directly distribute content to the rental market through Netflix, Amazon, Redbox and others.

Of these titles, certain are released through our subsidiary, Grindstone Entertainment Group, which acquires and/or produces titles as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which are then distributed direct-to-video, VOD and through other media. In fiscal 2017, Grindstone Entertainment Group released 32 titles.

Additionally, we distribute television product including series such as Ash vs. Evil Dead, Black Sails, Blue Mountain State, Casual, Duck Dynasty, Fear the Walking Dead, Grace and Frankie, Graves, Hannibal, Into the Badlands, Mad Men, Narcos, Nurse Jackie, Orange Is The New Black, Power, Turn: Washington’s Spies, The Royals, The Walking Dead, Weeds, library titles such as Alf and Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premier children's brands including our Alpha and Omega franchise, the upcoming Norm of the North direct-to-video sequel, Saban Brand’s Power Rangers, Aardman’s Shaun the Sheep library, LeapFrog Entertainment's LeapFrog, MGA Entertainment's LalaLoopsy and Bratz, American Greetings' Care Bears, and our catalog of Teenage Mutant Ninja Turtles and Marvel Animated Features.

In fiscal 2017, four of our theatrical releases debuted at number one on DVD/Blu-ray - Gods of Egypt, The Divergent Series: Allegiant, Deepwater Horizon (which held onto the number one spot for two consecutive weeks), and Hacksaw Ridge.

We shipped approximately 85 million DVD/Blu-ray finished units during fiscal 2017. In calendar 2016, we had an approximate 12% market share for home entertainment (which, with Anchor Bay Entertainment from the Starz acquisition date of December 8, 2016, included packaged media, digital media and VOD) making us the number four studio in market share overall. We also maintained a box office-to-home entertainment conversion rate of 20% above the industry average in calendar 2016. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

As stated above, we distribute content through Anchor Bay Entertainment, the former global home video sales arm of Starz. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on STARZ and STARZ ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and titles from The Weinstein Company. Anchor Bay Entertainment has a license agreement with The Weinstein Company for the distribution of The Weinstein Company’s theatrical titles through April 2020. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. For more information regarding Starz, see Media Networks below.

Digital Media

Digital media distribution involves delivering content (including certain titles not distributed theatrically or on packaged media) by electronic means directly to consumers in-home and on mobile devices. The key distribution methods today include transactional distribution (such as pay-per-view (“PPV”), EST and transactional video-on-demand (“TVOD,” often just referred to as “VOD”)), non-transactional video-on-demand distribution (such as SVOD), advertiser-supported video-on-demand (“AVOD”) and free video-on-demand (“FVOD”)) as well as distribution through various linear pay, basic cable and free television platforms.

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

We distribute content on pay networks including, among others, Starz, EPIX, HBO and Showtime, and on basic cable networks including, among others, USA Network, FX, Turner Networks, BET, Pop, A&E, SyFy, Lifetime, MTV, Bravo, Comedy Central, DIRECTV, Spike, AMC Networks, Freeform, Reelz, Nickelodeon, Viceland, Bounce, Telemundo and UniMás. We also distribute content to digital platforms and networks such as iTunes, Amazon Instant Video, Wal-Mart's Vudu, Google Play, Microsoft's Xbox, Sony's PlayStation Network, Netflix, Hulu, Amazon Prime, Valve Corporation’s Steam platform, IAC’s Vimeo platform and iQIYI. We also directly distribute to MVPDs including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network) and telecommunications companies (such as Verizon).

We also distribute original and acquired television programming across a variety of digital platforms on an EST basis, often the day after an episode airs on television in the territory. Television content is usually made available transactionally, on digital SVOD, FVOD and AVOD platforms years after such content first airs, generating additional revenues for us and supplementing those revenues earned from traditional linear television distribution.

In fiscal 2017, three of the titles we distribute debuted at number one on the Rentrak On-Demand VOD charts - The Divergent Series: Allegiant, The Hateful Eight (The Weinstein Company/Starz) and Hacksaw Ridge. Additionally, five of our titles reached the number two spot on Rentrak On-Demand VOD charts - Deepwater Horizon, Manchester by the Sea, Dirty Grandpa, Now You See Me 2 and Boo! A Madea Halloween. Moreover, eight of our titles achieved the number one ranking in fiscal 2017 on the iTunes’ Top Movies chart including Dirty Grandpa, Burnt (The Weinstein Company/Starz), The Divergent Series: Allegiant, Hateful Eight (The Weinstein Company/Starz), Now You See Me 2, Deepwater Horizon, Hacksaw Ridge and John Wick: Chapter Two.

Motion Pictures - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information regarding such distribution, see Motion Pictures-Home Entertainment-Digital Media above.

Motion Pictures - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions: (i) the licensing of rights in all media of our in-house feature film product on an output basis; (ii) the licensing of rights in all media of our in-house product on a pre-sales basis for non-output territories; (iii) the licensing of third party feature films on an agency basis; and (iv) direct distribution of theatrical and/or ancillary rights licensing.

We license rights in all media on a territory by territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Black Label Media, CBS Films, Participant Media, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us internationally in fiscal 2017 included such in-house productions as Now You See Me 2, Deepwater Horizon, La La Land, Nerve, The Shack, John Wick: Chapter 2, Power Rangers, The Glass Castle, Robin Hood: Origins, American Assassin, Saw Legacy and Kin.  Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2017 included The Last Face, A Monster Calls, Middle School, Horse Soldiers, Entebbe, Captive State, Playmobil, Hotel Artemis and Roman Polanski’s Based on A True Story.

Through our pre-sales and output arrangements, we generally cover the majority of the production budget or acquisition cost of new theatrical releases which we distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover 11 major territories including Australia/New Zealand, Benelux (Belgium/Netherlands/Luxembourg), Canada, CIS (Commonwealth of Independent States), Eastern Europe, France, Germany/Austria, Italy, Poland, Scandinavia and Spain. These output agreements generally include all rights for all media (including home entertainment and television rights). We also distribute theatrical titles in Latin America through our partnership with International Distribution Company and certain theatrical titles in China through our relationship with Hunan TV & Broadcast Intermediary Co. In all, our distribution operations cover 13 major international territories.

e
one
entertainmentone
NORDISK FILM
EGMONT
BELGA FILMS
STUDIOCANAL
freeman
entertainment
Central
Partnership
LIONSGATE
METROPOLITAN
FILMEXPORT
GROUPE M6
e
one
LEONE
FILM GROUP
idc
STUDIOCANAL
VILLAGE ROADSHOW LIMITED

We also self-distribute motion pictures in the United Kingdom and Ireland through Lionsgate UK. Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2017, Lionsgate UK released the following 19 films theatrically:

Fiscal 2017 Theatrical Releases Lionsgate UK
Title	Release Date	Production/ Acquisition
Eddie The Eagle	April 1, 2016	Acquisition
Criminal	April 15, 2016	Acquisition
Jane Got A Gun	April 22, 2016	Acquisition
Minuscule: Valley Of The Lost Ants	May 27, 2016	Acquisition
Mother's Day	June 10, 2016	Acquisition
The Keeping Room	June 17, 2016	Acquisition
Nerve	August 12, 2016	Production
Nine Lives	August 19, 2016	Acquisition
Mechanic: Resurrection	August 26, 2016	Acquisition
Brotherhood	September 2, 2016	Acquisition
Blair Witch	September 16, 2016	Production
Deepwater Horizon	September 30, 2016	Production
The Pass	December 9, 2016	Acquisition
La La Land	January 13, 2017	Production
Hacksaw Ridge	January 27, 2017	Acquisition
Patriots Day	February 24, 2017	Production
Trespass Against Us	March 3, 2017	Acquisition
Fallen	March 10, 2017	Acquisition
Power Rangers	March 24, 2017	Production

Motion Pictures - Other

Interactive Ventures and Games

Our Interactive Ventures and Games division oversees our interactive business which includes multiplatform games based off our and third party intellectual property, augmented and virtual reality, eSports, and strategic investments in digital businesses including emerging content platforms, eSports franchises and world-class game developers/publishers.

Over the past few years, we have invested in interactive storytellers Telltale Games, Finnish mobile game developer/publisher Next Games, live mobile gaming platform Mobcrush, a leading eSports franchise Immortals and formed a strategic partnership with Hong Kong based mobile game developer/publisher Fifth Journey.

In gaming, we currently have a slate of over 20 projects in varying stages of development, production and release. Our game releases to date have included Power Rangers: Legacy Wars, a top ranked free to play mobile game developed and published in partnership with Saban Brands and nWay, John Wick Chronicles, an arcade style shooter game in virtual reality developed and published by Starbreeze, and an Orange Is The New Black slot machine game with International Game Technology, which was simultaneously released into their DoubleDown Casino mobile app. We also partnered with Alcon Entertainment, Warner Bros. and Starbreeze to create Point Break game pack extensions for Payday 2 and announced a Reservoir Dogs PC/console game with Big Games, as well as a Kevin Hart social adventure mobile game with Fifth Journey.

In the last two years, we have also launched a broad range of virtual reality (“VR”) initiatives building upon our reputation as early definers of new content platforms and markets. We were the first studio to be announced as an early content partner for HTC Vive and Google Daydream. We also were one of the first two studios to provide EST and VOD titles to Oculus for the launch of their video platform.  Our VR slate includes John Wick Chronicles for HTC Vive and VR arcades, a Now You See Me mobile VR game and two unannounced VR games that are expected to launch in calendar 2018.

We have also positioned ourselves as a leader in the world of eSports through our investments in Immortals and Mobcrush, as well as a content partnership with ESL, the largest eSports promoter in the world. With ESL and Pilgrim Media Group, we expect to develop competitive reality television programming built around the world of eSports.

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

In addition to the two active Lionsgate theme park projects started in 2016 in the United Arab Emirates and China, we entered into a significant agreement to develop multiple Lionsgate branded Family Entertainment Centers in high traffic locations in Europe and the U.S. Also, in fiscal 2017, in collaboration with Saban Brands and based on the new film, we launched a major worldwide Power Rangers consumer products program at key retailers to generate incremental revenue during the movie window. Finally, significant brand partnerships were secured across a broad range of categories with top brands, including Qualcomm, Kellogg’s, Krispy Kreme, AirBnB, and Johnny Rockets to support various theatrical openings with promotional programs and incremental media support throughout fiscal 2017.

Music

Our film and television music departments creatively oversee music for our theatrical and television slates, respectively. Our music strategy is to service the Company’s creative divisions’ music needs, while providing music for use in marketing our films and television shows. For our theatrical slate, the work of the music department includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions. For our television slate, the work of the music department includes overseeing music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films and television content, and the theatrical exhibition of our films and the television broadcasts of our productions.

Ancillary Revenues

Ancillary revenues are derived from the licensing of non-theatrical uses of our films and television content to distributors who, in turn, make such content available to airlines, hotels, schools, oil rigs, public libraries, prisons, community groups, the armed forces, ships at sea and others.

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

After initial exhibition, we distribute programming to subsequent buyers, both domestically and internationally, including basic cable network, premium subscription services or digital platforms (known as “off-network syndicated programming”). Off-network syndicated programming can be sold in successive cycles of sales which may occur on an exclusive or non-exclusive basis. In addition, television programming is sold on home entertainment (packaged media and via digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration.

As with film production, we use tax credits, subsidies, and other incentive programs for television production in order to maximize our returns and ensure fiscally responsible production models.

Revenue recorded in the Television Production segment does not include revenue from Starz original programming, other than programming that is or may be produced by Lionsgate’s legacy television production group and licensed to Starz. In fiscal 2017, Lionsgate’s legacy production group did not produce or license programming to Starz. For more information regarding Starz, see Media Networks below.

Television Production - Domestic Television

With the acquisition of Starz, we currently produce, syndicate and distribute nearly 90 television shows on more than 40 networks (including programming produced by Pilgrim Media Group, of which we own a 62.5% interest).

In fiscal 2017, syndicated programming (through our wholly-owned subsidiary, Debmar-Mercury) and scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (other than Starz) included, among others, the following:

Fiscal 2017 Scripted Television
Title	Network
Casual	Hulu
Deadbeat	Hulu
Dear White People	Netflix
Dimension 404	Hulu
Dirty Dancing	ABC
Feed The Beast	AMC
Graves	EPIX
Greenleaf	OWN
Guilt	Freeform
MacGyver	CBS
Nashville	ABC/CMT
Nightcap	POP
Orange Is The New Black	Netflix
The Royals	E!
White Famous	Showtime

Fiscal 2017 Unscripted Television - Lionsgate
Title	Network
Douglas Family Gold	Oxygen
Flea Market Flip	HGTV
Hellevator	GSN
Holy Foley	WWE
Kicking & Screaming	FOX
Kevin Hart: Lyft Legend	LOL
Monica the Medium	Freeform
Revenge Body	E!
Young Guns	Go90

Fiscal 2017 Unscripted Television - Pilgrim Media Group
Title	Network
Bring It!	Lifetime
David Tutera's CELEBrations	WE tv
Fast & Loud	Discovery
Ghost Brothers	Destination America
Kocktails with Khloe	FYI
Misfits Garage	Discovery
My Big Fat Fabulous Life	TLC
Street Outlaws	Discovery
Street Outlaws: New Orleans	Discovery
The Runner	Go90
The Wheel	Discovery
Ultimate Fighter	FS1
Welcome to Sweetie Pie's	OWN
Wicked Tuna	National Geographic Channel
Wicked Tuna: Outer Banks	National Geographic Channel
Zombie Flippers	FYI

Fiscal 2017 Syndication - Debmar-Mercury
Title	Network
Celebrity Name Game	First Run Syndication
Family Feud	First Run Syndication
The Wendy Williams Show	First Run Syndication
Wendy Williams Style Watch	First Run Syndication
Anger Management	Syndication
Are We There Yet?	Syndication
House of Payne	Syndication
Meet The Browns	Syndication
Tosh.O	Syndication

Over the past 10 years, our television programming has earned 187 Emmy ® Award nominations, won 29 Emmy ® Awards, and been nominated for and won numerous Golden Globe ® Awards and Screen Actors Guild ® Awards.

Television Production- International

We continue to expand our television business internationally through sales and distribution of original Lionsgate television series, Starz original programming that is or may be produced by Lionsgate’s legacy television production group and licensed to Starz, third party television programming and format acquisitions. Indeed, in April 2017, we entered into a multi-year agreement with Sony Pictures Home Entertainment for international physical (i.e., packaged media) distribution rights (outside of North America and the British Isles) for our television portfolio (other than digital media).

We also focused on continued global expansion of our television business through various joint ventures and investments. In December 2015, Lionsgate UK acquired a 25% interest in television and film production company Kindle Entertainment, which is currently in post-production on Kiss Me First for Channel 4 and Netflix. In July 2016, Lionsgate UK acquired an interest in non-scripted television production company Primal Media, which is currently in production on Release the Hounds for ITV2 and which has produced and broadcast their primetime ITV show Bigheads on ITV1 on April 23, 2017. In December 2016, Lionsgate UK acquired an interest in television drama company Potboiler Television, and also agreed to fund overhead and development costs in Bonafide Films, in exchange for a first look distribution deal for worldwide rights in future television content. Bonafide Films is a film and television production company formed by Margery Bone and Elwen Rowlands and develops and produces films and television programs for worldwide exploitation. For additional information, see Joint Ventures, Partnerships and Ownership Interests below.

Television Production-Home Entertainment

For information regarding television production home entertainment revenue, see Motion Pictures - Home Entertainment above.

Television Production- Other

Other revenues are derived from, among other sources, product integration in our television episodes and programs, the sales and licensing of music from the television broadcasts of our productions, and from the licensing of our television programs to other ancillary markets. For additional information, see Motion Pictures - Other above.

MEDIA NETWORKS

Media Networks- Starz Networks

Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network), telecommunications companies (such as AT&T and Verizon), online video providers (such as Amazon) and on an OTT basis.

Our Starz Networks’ flagship premium service STARZ had 24.2 million subscribers as of March 31, 2017 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers original series and recently released and library movies without advertisements. Our Starz Networks’ other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and older television series also without advertisements. Our services include 17 linear networks, on-demand and online viewing platforms, and a stand-alone OTT service. The linear networks air over 1,000 movies per month from premier studio partners, including first-run content from Sony Pictures Entertainment, and have a growing line-up of successful original programming. Our Starz Networks’ services are offered by Distributors to their subscribers either at a fixed monthly price as part of a programming tier or package or on an a la carte basis, or directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee.
The table below depicts our 17 existing linear services, the respective on-demand service, the STARZ app service and highlights some of their key attributes.

STARZ

STARZ | STARZ CINEMA | STARZ ON DEMAND | STARZ COMEDY | STARZ EDGE | STARZ IN BLACK | STARZ KIDS & FAMILY

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ ON DEMAND: offers more than 1,800 monthly selections, with 500 movies and 1,200 series episodes

STARZ ENCORE

STARZ ENCORE | STARZ ENCORE ACTION | STARZ ENCORE BLACK | STARZ ENCORE CLASSIC | STARZ ENCORE ESPAÑOL | STARZ ENCORE FAMILY | STARZ ENCORE SUSPENSE | STARZ ENCORE WESTERNS | STARZ ENCORE ON DEMAND

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- STARZ ENCORE ON DEMAND: offers more than 2,700 monthly selections, with 500 movies and select series movieplex

movieplex | indieplex | movieplex On Demand HD | retroplex

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX ON DEMAND: offers more than 200 movies every month

THE STARZ APP

STARZ

- On-demand streaming and downloadable access to STARZ, STARZ ENCORE and MOVIEPLEX networks' content in a single destination app
- The Starz app offers more than 4,500 monthly movies and series episodes including:
  - Over 1,200 movies
  - Over 300 Starz Original series episodes
  - Over 3,000 other series episodes

Demographics

Our Starz Networks’ services deliver obsessable original series and big hit movies that appeal to a wide range of audiences, attracting both die hard and casual fans and serving a variety of fandoms.  We are focused on developing and delivering content to meet the needs of engaged audiences such as African Americans, women, Latinos and male-skewing genre fans.

Built to serve both our traditional MVPDs as well as the OTT community, the STARZ app is a best-in-class subscription video app designed with fans in mind. In addition to targeting subscribers via an MVPD offering, the STARZ app pursues new audiences who are looking for an alternative to a traditional subscription model. The primary target for the app consists of a balanced mix of individuals, who are cost-conscious, heavy consumers of video content, tech savvy and likely have at least one OTT subscription service. Other important segments consist of households with children and frequent travelers looking for the ability to download and watch their favorites without an internet connection.

Affiliation agreements

Our Starz Networks’ services are distributed pursuant to affiliation agreements with Distributors (primarily MVPDs). These agreements require delivery of programming that meets certain standards and volumes of first-run movies or original series or number of first-run output studios. We earn revenue under these agreements either (i) based on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services.

We work with Distributors to increase the number of subscribers to our Starz Networks’ services. To accomplish this, we may help fund the Distributors’ efforts to market these services or may permit Distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with Distributors, improve the awareness of our services and ultimately increase subscribers and revenue over the term of these affiliation agreements.

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.

Our Starz Networks’ affiliation agreements expire at various dates through 2022. Failure to renew important affiliation agreements, or the termination of those agreements, would have a material adverse effect on our Starz Networks’ business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. Starz Networks has not historically failed to renew an agreement, although agreements have sometimes expired before the renewal was fully negotiated and finalized or were continued on a month-to-month basis (in such cases, paid carriage of our services continued unaffected during the periods in which the agreements were being negotiated).

For the fiscal year ended March 31, 2017, revenue earned under affiliation agreements with AT&T (including DIRECTV) accounted for at least 10% of Lionsgate's revenue, on a pro forma basis as if the Starz Merger and our segment reorganization occurred on April 1, 2016.

OTT service

The STARZ app, which debuted in April 2016, is the single destination for both Distributor authenticated and direct OTT subscribers to stream or download our Starz Networks’ original series and movie content. The STARZ app:

•	Is available on a wide array of platforms and devices;

•	Includes on-demand streaming and downloadable access to our Starz Networks’ content in a single destination app;

•	Offers instant access to more than 4,500 selections each month (including original series and commercial free movies);

•	Is available for purchase as a standalone OTT service for $8.99/month; and is

•	Available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services.

Output and Content License Agreements

The majority of content on our Starz Networks’ services consists of movies that have been released theatrically. Starz Networks has an exclusive long-term output licensing agreement with Sony for all qualifying movies released theatrically in the U.S. by studios owned by Sony through December 31, 2021. The Sony agreement, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. Starz Networks does not license movies produced by Sony Pictures Animation. Under this agreement, Starz Networks has valuable exclusive rights to air new movies on linear television services, on-demand or online during two separate windows over a period of approximately three to seven years from their initial theatrical release. Generally, except on a VOD or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz Networks’ windows, and no other premium subscription service may air or stream these releases between the two windows.

Starz Networks’ long-term output licensing agreement with certain studios owned by The Walt Disney Company expired on December 31, 2015. The final movies received from Disney have license periods extending into 2017, with subsequent windows extending beyond then.

Starz Networks also licenses library content comprised of older, previously released theatrical movies from many of Hollywood’s major studios. In addition to theatrical movies, Starz Networks licenses made for television movies, television series and other content from studios, production companies or other rights holders. The rights agreements for library content are of varying duration and generally permit Starz Networks’ services to exhibit these movies, series and other programming during certain window periods.

A summary of Starz Networks’ significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements		Significant library programming agreements
Studio	Term (1)	Studio	Term
Sony . . . . . . . . . . . . . . . . . . . . . . . . .	12/2021	Warner Bros. . . . . . . . . . . . . . . . . .	07/2017
		Twentieth Century Fox . . . . . . . . . .	02/2019
		MGM . . . . . . . . . . . . . . . . . . . . . . . .	03/2021
		Sony Pictures . . . . . . . . . . . . . . . . . .	10/2021
		Universal . . . . . . . . . . . . . . . . . . . . .	12/2021
		Paramount . . . . . . . . . . . . . . . . . . .	10/2022
		Miramax . . . . . . . . . . . . . . . . . . . . .	02/2023
		Lionsgate. . . . . . . . . . . . . . . . . . . . .	09/2025
		The Weinstein Company . . . . . . . . .	01/2026
(1) Dates based on initial theatrical release.

The Sony output agreement requires Starz Networks to pay for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be put to Starz Networks each year). The amounts Starz Networks pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Original programming

Starz Networks contracts with independent production companies and our Television Production operating segment to produce original programming that appears on our Starz Networks’ services. These contractual arrangements can provide Starz Networks with:

•	Outright ownership of the programming, in which case we wholly-own the series and receive all distribution and other rights to the content;

•	An exclusive U.S. pay television license and other distribution or ancillary rights covering specific territories for specified periods of time; or

•	An exclusive U.S. pay television license which provides for the programming to appear only on Starz Networks’ services for specified periods of time.

Starz Networks’ currently announced fiscal 2018 STARZ Originals line-up is as follows:

Title	Number of Episodes
American Gods Season 1	8
Ash vs Evil Dead Season 3	10
Counterpart Season 1	10
Howard’s End (limited series)	4
Outlander Season 3	13
Power Season 4	10
Survivor’s Remorse Season 4	10
White Princess	8
Wrong Man (documentary series)	10
83

Starz Networks fiscal 2017 STARZ Originals line-up was as follows:

Title	Number of Episodes
Ash vs Evil Dead Season 2	10
Black Sails Season 4	10
Blunt Talk Season 2	10
Girlfriend Experience Season 1	13
Outlander Season 2	13
Power Season 3	10
Survivor’s Remorse Season 3	10
The Missing Season 2	8
84

Over the past several years, Starz Networks’ programming has been nominated and won numerous Emmy ® Awards, Golden Globe ® Awards and Screen Actors Guild ® Awards.

Transmission

We uplink our programming to five non-preemptible, protected transponders on three satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under long-term lease agreements. These transponder leases have termination dates ranging from 2018 to 2021. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a third party facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

Regulatory Matters

In the U.S., the Federal Communications Commission (the “FCC”) regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other Distributors that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Although cable television systems are subject to federal rate regulation on the provision of basic service, such regulation is limited to those local franchise authorities that have made an affirmative showing that there is no effective competition in the community. Very few franchise authorities have filed the necessary rate regulation certification. Nonetheless, other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services, and regulatory carriage requirements also could adversely affect the number of channels available to carry our networks.

Regulation of Carriage of Broadcast Stations

The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provide for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect our networks by limiting the carriage of our services in cable systems with limited channel capacity.

Closed Captioning

The Telecommunications Act of 1996 also required the FCC to establish rules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for Internet protocol (“IP”) delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards for captioning accuracy, synchronicity, completeness and placement and captioning best practices for programmers. In 2016, the FCC amended its closed captioning requirements to make programmers jointly responsible with distributors for captioning compliance, and to adopt certain registration, certification and complaint procedures applicable to programmers. As a result of these captioning requirements, our networks may incur additional costs for closed captioning.

Commercial Advertisement Loudness Mitigation (“CALM”) Act

Congress enacted the Commercial Advertisement Loudness Mitigation (“CALM”) Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC’s CALM Act implementing regulations became effective in 2012. Although the FCC’s CALM Act regulations place the primary compliance responsibility on Distributors, the FCC’s “safe harbor” compliance approach, which requires programmers to issue “widely available” CALM Act compliance certifications to Distributors, effectively shifts much of that responsibility to programmers.

Copyright Regulation

We are required to obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers (SESAC), each with rights to the music of various artists.

Satellites and Uplink

In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the U.S. by the World Radiocommunication Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

Program Access

Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated Distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing Distributors on terms and conditions that do not unfairly discriminate among Distributors. The FCC’s program licensing rules establish a damages remedy in situations where the defendant knowingly violates the regulations and a timeline for the resolution of complaints, among other things. As part of the FCC’s 2008 order approving the acquisition by Liberty Media Corporation (now known as Liberty Interactive Corporation) (“Liberty Media”) of a controlling interest in DIRECTV, the FCC imposed program access conditions on Liberty Media and its affiliated entities, which remain applicable to Starz. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we also are required to make our programming services available to all Distributors on nondiscriminatory terms and conditions.

In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of distributor in its rules to include services, such as Internet-based services, that make available for purchase by subscribers or customers, multiple linear streams of video programming, regardless of the technology used to distribute the programming. If the FCC were to adopt its proposed definition and determine that the program access rules apply to such distributors, we potentially would be required to negotiate with, and license our programming services to, such distributors and to comply with other related regulatory requirements.

Online Services

To the extent that our programming services are distributed through online based platforms, we must comply with various federal and state laws and regulations applicable to online communications and commerce. Congress and individual states may consider additional legislation addressing online privacy and other issues.

Proposed Changes in Regulation

The regulation of programming services, cable television systems, direct broadcast satellite providers, broadcast television licensees and online distributed services is subject to the political process and has been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be materially adversely affected by future legislation, new regulation or deregulation.

Starz Networks’ Strategy

Our Starz Networks’ mission is to be a leading global entertainment brand providing powerful and immersive experiences. To that end, our goal is to provide Distributors and subscribers with high-quality, differentiated premium video services available on multiple viewing platforms. Starz Networks focuses on the following strategic goals:

•
Deliver engaging, brand building, premium original programming. We believe this is the most effective path to building a differentiated STARZ brand, which resonates with our Distributors and subscribers. Targeting underserved audiences (e.g., African American, female, Latino) will continue to be a core pillar of our Starz Networks’ original programming content strategy. We continue to use various mechanisms to prudently and economically produce our Starz Networks’ original programming including wholly-owned, co-produced and licensed original series. As a result, our subscribers will have a regular opportunity to see a new episode of a STARZ original series or a new season of an existing STARZ original series on its flagship STARZ service throughout the year.

•
Create compelling consumer offerings. We intend to ensure that our Starz Networks’ services are available in formats and platforms that meet the needs of our Distributors as well as subscribers. We seek to monetize the digital rights we control for our Starz Networks’ exclusive original series and those under our programming licensing agreements with Hollywood studios by licensing the digital rights to Starz Networks’ services to our traditional distributors and online video providers as well as using these rights for the STARZ app.

•
Expand the STARZ brand and business in new international markets. In addition to STARZ PLAY Arabia (see Joint Ventures, Partnerships and Ownership Interests below), we will continue to look for other opportunities in international markets to enhance our Starz Networks brand and ultimately grow this business.

We believe that this strategy, combined with a proven management team, positions Starz Networks for continued success. We look forward to making our Starz Networks services “must haves” for subscribers and a meaningful margin driver for our Distributors, thereby driving value for our stockholders.

Media Networks - Content and Other

Content and other revenues for our Media Networks segment are derived from the licensing of Starz original programming to digital media platforms, international television networks, through packaged media and other ancillary markets. For more information regarding such distribution, see Television Production-Home Entertainment, Television Production- International and Television Production-Other above.

Media Networks - Streaming Services

Streaming services represent the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms including Comic-Con HQ, Tribeca ShortList and our recently announced Spanish-language premium movie streaming service.

Comic-Con HQ, our partnership with Comic-Con International, is an ad-free subscription streaming VOD platform created to provide a year-round destination for fans to experience their world-famous events and enjoy highly-curated content including exclusive original series, daily entertainment news, an ever-evolving library of film and television genre titles, sneak previews and special features from the latest and greatest franchises across comics and the popular arts. Launched in 2016, Comic-Con HQ is currently available via computer, Android or iOS app, Roku, or across multiple devices with Amazon Prime Add-ons.

Tribeca Shortlist, our joint venture with Tribeca Enterprises, is a premium SVOD service with a mission to bring discerning movie lovers a new streaming destination - powered by human curators - for discovering and enjoying great films. Tribeca Shortlist features a high-quality collection of handpicked films that are recommended by popular actors, directors, insiders and influencers who know and love movies, including major studio releases and independent studio gems, foreign film favorites and documentaries. Tribeca Shortlist contains no advertising and can be streamed via Samsung Smart TV, Roku, Apple TV, Fire TV, iPhone, iPad, Android or computer, or via a television using Chromecast or AirPlay.

Spanish-Language Premium Movie Service
In 2016, we teamed with Univision Communications Inc., a leading media company serving Hispanic America, and Hemisphere Media Group, a leading U.S. and Latin American owner and operator of Spanish-language pay television and broadcast networks, to launch a premium SVOD movie service designed specifically for the tens of millions of Spanish-speaking and bilingual Hispanic consumers in the U.S. The service will include Spanish-language box office hits spanning the comedy, family, kids, horror and drama genres and current titles from across the Spanish-speaking world, with many available on the same date as their theatrical release in Latin American markets. It will also encompass titles from Pantelion Films, Hollywood films from our 16,000-title library and other catalogs dubbed into Spanish, and Hemisphere’s movie library, which encompasses one of the largest selections of contemporary Spanish-language blockbusters and critically-acclaimed titles from Mexico, Latin America, Spain and the Caribbean. The venture will capitalize on the marketing and distribution expertise of Univision, which will offer the service to cable and satellite operators individually as well as in tandem with its own Univision NOW, a subscription service for its broadcast networks Univision and UniMas. Univision will also license titles from its classic Latino cinema library to the service.

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

Atom Tickets. In August 2014, we acquired an interest in Atom Tickets, a first-of-its-kind mobile movie-ticketing platform. Through its patent pending recommendation and personalization technology, Atom Tickets allows consumers to search for films instantly, invite friends, buy tickets, pre-order concessions and more. Enabled on 15,000 screens across the U.S., the platform's innovative marketing capabilities help studios, exhibitors and brands maximize revenue opportunities. We own an approximately 15% interest in Atom Tickets.

Celestial Tiger Entertainment. In January 2012, we formed Celestial Tiger Entertainment, a joint venture with Saban Capital Group, Inc. and Celestial Pictures, a company wholly-owned by Astro Overseas Limited. Celestial Tiger Entertainment is a leading independent media company dedicated to entertaining audiences in Asia and beyond that creates and distributes branded pay television channels and services targeted at Asian consumers. Celestial Tiger Entertainment operates a powerful bouquet of distinct pay television services including: CELESTIAL MOVIES, a premier 24-hour first-run Chinese movie channel in Asia and beyond; CELESTIAL CLASSIC MOVIES, a widely distributed Chinese movie channel with an array of Chinese movie masterpieces; CELESTIAL MOVIES PINOY, the Chinese movie channel that is programmed, dubbed and promoted specifically to Filipino viewers; cHK, the Chinese entertainment channel offering the latest Hong Kong and other Asian blockbuster movies, alongside highly-anticipated Chinese dramas and series; KIX, a destination for action entertainment; KIX 360, the dedicated Over-The-Top linear feed for KIX; MIAO MI, the Mandarin “Edutainment” channel created for preschool kids across Asia (and also available in the U.S. on Amazon Channels); THRILL, Asia's only regional horror, thriller and suspense movie channel; and THRILL 360, the dedicated Over-The-Top linear feed for THRILL. All of CTE’s channel brands are available as linear, on-demand and over-the-top services. CTE also produces original production for its bouquet of channels. We own a 16% interest in Celestial Tiger Entertainment.

DEFY Media. In June 2007, we acquired an interest in Break Media, which merged with Alloy Digital in October 2013 to create DEFY Media. DEFY Media is a top creator, distributor and owner of millennial focused digital content. DEFY Media brands include Smosh, Break and Screen Junkies. With uniquely integrated capabilities in content development, studio production, distribution and promotion, DEFY Media is built for content delivery in the digital age. We own an approximately 11% economic interest in DEFY Media.

Globalgate Entertainment. In May 2016, reflecting the growing popularity of local-language films in markets around the world, we partnered with international entertainment executives Paul Presburger, William Pfeiffer and Clifford Werber to launch Globalgate Entertainment. Globalgate has built a consortium of best-in-class international distributors to capitalize on the worldwide growth of local-language films. Globalgate sources and curates remakes and original intellectual property and co-finances mainstream, wide-release local-language films in key international territories. We own a 30% interest in Globalgate Entertainment.

Immortals. In January 2017, we acquired an interest in Immortals, an eSports franchise that competes in League of Legends Championship Series, Counter-Strike: Global Offensive, Overwatch, Super Smash Bros. and Vainglory. We own an approximately 8.3% interest in Immortals.

Kindle Entertainment. In December 2015, Lionsgate UK acquired an interest in television and film production company Kindle Entertainment, a multi award-winning independent production company founded by co-company directors, Anne Brogan and Melanie Stokes in 2007. Kindle Entertainment has produced award-winning drama series for the BBC and Sky One, comedy series for international broadcasters and has a portfolio of family films in development with the British Film Institute. Lionsgate UK also has a first look distribution deal for worldwide rights in future television content. Lionsgate UK owns a 25% interest in Kindle Entertainment.

Laugh Out Loud. In March 2016, we entered into a partnership with Kevin Hart and Hartbeat Digital to launch a new VOD service, Laugh Out Loud, and create a new social adventure mobile tablet game. The new service will serve as the exclusive home for all content created by Kevin Hart outside his theatrical and live touring activities and will include original series starring Kevin Hart. Laugh Out Loud will also showcase content curated by Kevin Hart along with shows featuring social media stars and up and coming comedians.

Next Games. In July 2014, we entered into a strategic partnership and acquired an interest in Next Games, a mobile game developer and publisher specializing in service-based games based on entertainment franchises, such as movies, television series or books. We invested $2.0 million in Next Games for a small minority ownership interest.

Pantelion Films. In September 2010, we launched Pantelion Films, a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S. Pantelion Films, the first major Latino Hollywood studio and the face of Hispanic entertainment, provides Hispanic moviegoers with a steady source of exciting and original films, featuring world-class Latino actors, directors and writers. From comedies and dramas to family movies and romantic comedies, Pantelion Films produces and acquires movies that speak directly to acculturated and Spanish-dominant Hispanics alike. Pantelion Films’ fiscal 2017 theatrical slate included the following films: No Manches Frida, a Spanish language remake based on the German blockbuster film Fack Ju Göhte (and the highest grossing Spanish language film of 2016 in the U.S., and fourth highest grossing Mexican film of all time); Compadres, Un Padre No Tan Padre, Everybody Loves Somebody and the fourth installment of the animated Leyendas franchise, La Leyenda del Chupacabras. In fiscal 2017, Pantelion Films also produced the box office breakout How to be a Latin Lover, the studio’s first production under its first look deal with Eugenio Derbez, which achieved Pantelion’s biggest box office opening weekend ever; and began pre-production on Overboard, a re-imaging to the 1987 comedy, starring Eugenio Derbez and Anna Faris.  We own a 49% interest in Pantelion Films.

Pilgrim Media Group. In November 2015, we acquired an interest in Craig Piligian’s Pilgrim Media Group, which continues to boast an unscripted programming slate with more than 20 programs in production and over 40 projects in active development. Shows garnering multi-season renewals for fiscal 2017 include Fast N’ Loud, Misfit Garage and Street Outlaws for Discovery; Ghost Brothers and My Big Fat Fabulous Life for TLC; Bring It! for Lifetime; two-time NAACP Award-winner Welcome to Sweetie Pie’s for OWN; Wicked Tuna and Wicked Tuna Outer Banks for National Geographic; Zombie House Flipping for FYI; and The Ultimate Fighter for FOX Sports 1, which is celebrating its 25th season. Last year, Pilgrim also launched Garage Rehab and The Wheel for Discovery, as well as The Runner for Verizon’s go90 - the first original, high-concept, broadcast-quality competition series to become available on mobile-first and which earned Pilgrim Chief Executive Officer Craig Piligian Next TV’s first-ever “Innovator of the Year” award. Pilgrim struck a deal with the e-sports company ESL and 343 Industries’ (Microsoft) Halo 5: Guardians to create and distribute original entertainment content for television and digital platforms, with an e-sports unscripted sports competition series emerging as the first project. Pilgrim’s scripted division has three made-for-television movies in development at Lifetime, a mini-series at Amazon, and completed its first season of Recovery Road on Freeform (formerly ABC Family). 1620 Media, Pilgrim’s digital studio and platform, produces both short-form series and branded content in genres including documentary, comedy and animation, with projects also serving as an incubator for linear development. Pilgrim launched its licensing library, Rockhouse Images, this year and is rapidly expanding the company’s assets. We own a 62.5% interest in Pilgrim Media Group.

Pop. Entered into in March 2013, Pop is our joint venture with global content company CBS Corporation. Seen in 80 million homes, Pop is an entertainment channel with over 400 hours of original programming per year, including scripted television series and other premium content. The partnership combines CBS’ programming, production and marketing assets with our resources in motion pictures, television and digitally delivered content. Pop’s ownership structure is comprised of the company with the number one broadcast network and many of the top first-run syndication series and the studio that produced and distributed the global box office phenomenon La La Land, winner of six Academy Awards®, blockbuster film franchises including The Hunger Games, Now You See Me and John Wick, and ground-breaking television series such as Orange is the New Black, Nashville, Casual, The Royals and Greenleaf. We own a 50% interest in Pop.

Potboiler Television. In December 2016, Lionsgate UK acquired an interest in Andrea Calderwood and Gail Egan's UK television drama company, Potboiler Television. Potboiler Television develops and produces thought-provoking and entertaining films and television dramas, stories which have meaning, resonance, integrity and heart. Lionsgate UK has a first look distribution deal for worldwide rights in future television content. Lionsgate UK owns a 25% interest in Potboiler Television.

Primal Media. In July 2016, Lionsgate UK acquired an interest in Primal Media, a new production company formed by Gogglebox founders, format creators and executive producers Mat Steiner and Adam Wood. Primal Media develops and produces unscripted programs in the UK, as well as works with Lionsgate's alternative programming team in the U.S. to produce U.S. formats for the UK market. Lionsgate UK has a first look distribution deal for worldwide rights in future television content and will produce formats owned by Primal Media for the U.S. and worldwide market. Lionsgate UK owns a 51% interest in Primal Media.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company. Since its founding in 2003, Roadside Attractions films have grossed over $300 million and garnered 19 Academy Award® nominations. Roadside has released such critical and commercial hits as Manchester by the Sea, Love & Friendship, Hello My Name is Doris, Mr. Holmes, Love & Mercy, A Most Wanted Man, Dear White People, The Skeleton Twins, All Is Lost, Mud, Winter’s Bone, The Cove, Arbitrage, Margin Call and Super-Size Me. Its upcoming slate includes Doug Liman’s The Wall starring Aaron Taylor-Johnson and John Cena; Rama Burshtein’s The Wedding Plan starring Noa Koler Amos Tamam and Oz Zehavi; Miguel Arteta’s Beatriz at Dinner starring Salma Hayek, John Lithgow, Chloë Sevigny and Connie Britton; William Oldroyd’s Lady Macbeth starring Florence Pugh; Marc Webb’s The Only Living Boy in New York starring Kate Beckinsale, Pierce Brosnan and Jeff Bridges; and David Gordon Green’s Stronger starring Jake Gyllenhaal, Tatiana Maslany and Miranda Richardson. We own a 43% interest in Roadside Attractions.

STARZ PLAY Arabia. Launched in 2015, STARZ PLAY Arabia is a personalized OTT entertainment service that operates in 19 Middle East/North African countries. STARZ PLAY Arabia offers a deep selection of Hollywood movies and television series with English, Arabic and French language options, along with local Arabic content. Starz owns a 41% interest in STARZ PLAY Arabia.

Telltale Games. In February 2015, we acquired an interest in Telltale Games, an award-winning independent developer and publisher of digital entertainment. Named 2014’s ‘Most innovative company in gaming’ by Fast Company, Telltale was recognized by Metacritic as the number one overall publisher for quality content in 2014. Since its beginning in 2004, Telltale has pioneered the creation and delivery of episodic gaming content. Telltale’s games are produced, developed, and self-published across over 6,000 different devices including personal computers, Xbox and PlayStation platforms, and iOS and Android-powered devices. We own an approximately 14% economic interest in Telltale Games.

Intellectual Property

We currently use and own or license a number of trademarks, service marks, copyrights, domain names and similar intellectual property in connection with our businesses and own registrations and applications to register them both domestically and internationally. We believe that ownership of, and/or the right to use, such trademarks, service marks, copyrights, domain names and similar intellectual property is an important factor in our businesses and that our success does depends, in part, on such ownership.

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

Competition

Our motion picture production and distribution, television programming and syndication and premium pay television networks businesses (as well as home entertainment, global distribution and sales, interactive ventures and games and location-based entertainment business) operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our entertainment businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. Moreover, our networks compete with other programming networks for viewing and subscribership by each distributor’s customer base. As a result, the success of any of our motion picture, television or networks business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

Given such competition, we attempt to operate with a different business model than others. We typically emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures are designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

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

•	Partner with leading organizations with expertise in these areas.

•	Create an effective and influential impact through human contact.

•	Share time and experience, not just among Lionsgate employees, but with the greater community as well.

For further information about our social responsibility initiatives, see www.lionsgate.com/corporate/volunteer.

Employees

As of May 23, 2017, we had 1,427 full-time employees in our worldwide operations, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia, resulting from the merger of Lions Gate Entertainment Corp. and Beringer Gold Corp. on November 13, 1997. Beringer Gold Corp. was incorporated under the Business Corporation Act (British Columbia) on May 26, 1986 as IMI Computer Corp. Lions Gate Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997 to change its name to Lions Gate Entertainment Corp., and on September 24, 1997, continued under the Business Corporation Act (British Columbia) ("BCBCA").

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
ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information included in, or incorporated by reference into this Form 10-K. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also become important factors that affect us. All of these risks and uncertainties could adversely affect our business, financial condition, operating results, liquidity and prospects.

Risks Related to Our Business

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content. This may require us to fund a significant portion of our capital requirements from that credit and guarantee agreement providing for a $1.0 billion five-year revolving credit facility (ii) a $1.0 billion five-year term loan A facility (the "Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Term Loan B" and together with the Term Loan A, the "Senior Credit Facilities") or other financing sources. Although we reduce the risks of our production exposure through, tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition and distribution of future motion picture and television content. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The costs of producing and marketing feature films is high and may increase in the future. The costs of producing and marketing feature films generally increase each year, which may make it more difficult for our films to generate a profit. A continuation of this trend would leave us more dependent on other media, such as packaged media, digital media, television and international markets, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Budget overruns may adversely affect our business. While our business model requires that we be efficient in the production of motion picture and television content, actual production costs may exceed their budgets. The production, completion and distribution of such content can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun ourselves. We cannot make assurances regarding the availability of such additional financing or on terms acceptable to us, or that we will recoup these costs. For instance, increased costs incurred with respect to a particular film may result in a delayed release and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, those costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project.  Such impairment charges could adversely impact our business, operating results and financial condition.

Our revenues and results of operations may fluctuate significantly.

Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the motion pictures, television and other content that we sell, license or distribute, which cannot be predicted with certainty.  In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior fiscal year.

Low ratings for television programming produced by us may lead to the cancellation of a program and can negatively affect future license fees for the cancelled program. If we decide to no longer air programming due to low ratings or other factors, we could incur significant programming impairments, which could have a material adverse effect on our results of operations in a given period.

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

Revenue earned by title in the current year-to-date period
Estimated total future revenues by title as of the beginning of the year

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

We do not have long-term arrangements with many of our production or co-financing partners. We typically do not enter into long term production contracts with the creative producers of motion picture and television content that we produce, acquire or distribute. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain content we produce, acquire or distribute. However, there is no guarantee that we will produce, acquire or distribute future content by any creative producer or co-financing partner, and a failure to do so could adversely affect our business, financial condition, operating results, liquidity and prospects.

We rely on a few major retailers and distributors and the loss of any of those retailers or distributors could reduce our revenues and operating results. In fiscal 2017, AT&T (including DIRECTV) accounted for at least 10% of our revenues, on a pro forma basis as if the Starz Merger and our segment reorganization occurred on April 1, 2016. In addition, a small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order or becomes bankrupt, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenue is earned outside of the U.S. Our currency exposure is primarily between Canadian dollars, British pound sterling, Euros, Australian dollars and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Moreover, we may experience currency exposure on distribution and production revenues and expenses from foreign countries. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The directional guidance we provide from time to time is subject to several factors that we may not be successful in achieving. From time to time, we provide directional guidance for certain financial periods which depends on a number of factors that we may not be successful in achieving, including, but not limited to, the timing and commercial success of content that we distribute, which cannot be accurately predicted. In particular, underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances significantly. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for future periods. Management prepares the directional guidance on the basis of available information at such time, and believes such estimates are prepared on a reasonable basis. However, such estimates should not be relied on as necessarily indicative of our actual financial results. Our inability to achieve directional guidance could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

A significant portion of our library revenues comes from a small number of titles, a portion of which we may be limited in our ability to exploit.

We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. Additionally, our rights to the titles in our library vary; in some cases, we have only the right to distribute titles in certain media and territories for a limited term. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, or renew expiring rights to titles generating a significant portion of our revenue on acceptable terms, any such failure could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Failure to manage future growth may adversely affect our business.

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures. From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction and the integration of the acquired business could require us to incur significant costs and cause diversion of management's time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Such transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. We may also have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion or acquisition opportunities will be successful, completed on time, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

For example, our merger with Starz in December 2016 combined two companies which previously operated as independent public companies. We devote significant management attention and resources to integrating the business practices and operations of Starz. Potential difficulties in the integration process may include the following:

•	the inability to successfully combine Lions Gate and Starz in a manner that permits us to achieve the benefits anticipated to result from the merger, in the time frame currently anticipated or at all;

•	the complexities associated with managing the combined company out of different locations and integrating personnel;

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	the failure by us to retain key employees of either Lions Gate or Starz;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with integrating the companies’ operations.

For these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results following the merger.

Other external factors may limit our ability to realize the anticipated synergies of the merger. For example, changes in interest rates may limit our ability to achieve all of the incremental tax synergies we expect from our global cash management, financing, and distribution operations.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television content, and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. If we do not have access to such financing arrangements, and if other funds do not become available on terms acceptable to us, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our dispositions may not aid our future growth. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue generating asset, or the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset, all of which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

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

Our success depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and other key employees, including production, creative and technical personnel. Our success also depends on our ability to identify, attract, hire, train and retain such personnel. We have entered into employment agreements with top executive officers and production executives but do not currently have significant “key person” life insurance policies for any employees. Although it is standard in the industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future, and our inability to do so could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our success depends on external factors in the motion picture and television industry.

Our success depends on the commercial success of motion pictures and television programming, which is unpredictable. Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures or television content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty. In addition, because a performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure that our motion pictures and television programing will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets, or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. Additionally, we cannot assure that any original programming content will appeal to our distributors and subscribers. See also Starz’s business depends on the appeal of its content to distributors and subscribers, which is difficult to predict below. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our STARZ, STARZ ENCORE and MOVIEPLEX networks are typically carried and premium video programming packages and premium a la carte on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition and results of operations. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of any downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television content. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television content could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new motion pictures and television content. A strike may result in increased costs and decreased revenue, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Business interruptions could adversely affect our operations. Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. Our headquarters are located in Southern California, which is subject to earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. Unlike us, an independent distributor and producer, most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. The major studios also have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. These resources may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

The motion picture industry is highly competitive. The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. The limited supply of motion picture screens compounds this product oversupply problem, which may be most pronounced during peak release times such as holidays, when theater attendance is expected to be highest. As a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of our motion pictures may also decrease. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled due to production or other delays, or a change in the schedule of a major studio. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film.

The home entertainment industry is highly competitive. We compete with all of the major U.S. studios which distribute their theatrical, television and titles acquired from third parties on DVDs/Blu-ray discs and other media and have marketing budgets greater than ours. We not only compete for ultimate consumer sales, but also with these parties and independent home entertainment distributors for location and shelf space placement at retailers and other distributors. The quality and quantity of titles as well as the quality of our marketing programs determines how much shelf space we are able to garner at any given time as retailers and other distributors look to maximize sales.

We also compete with U.S. studios and other distributors that may have certain competitive advantages over us to acquire the rights to sell or rent DVDs/Blu-ray discs and other media. Our ability to license and produce quality content in sufficient quantities has a direct impact on our ability to acquire shelf space at retail locations and on websites. In addition, certain of our content is obtained through agreements with other parties that have produced or own the rights to such content, while other U.S studios may produce most of the content they distribute.

Our DVDs/Blu-ray discs sales and other media sales are also impacted by myriad choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment. The increasing availability of content from these varying media outlets may reduce our ability to sell DVDs/ Blu-ray discs and other media in the future, particularly during difficult economic conditions.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry continues to undergo significant developments as advances in technologies and new methods of product delivery and storage (including the emergence of alternative distribution platforms), and certain changes in consumer behavior driven by these developments emerge. New technologies affect the demand for our content, the manner in which our content is distributed to consumers, the sources and nature of competing content offerings and the time and manner in which consumers acquire and view our content. New technologies also may affect our ability to maintain or grow our business and may increase our capital expenditures. We and our distributors must adapt our businesses to shifting patterns of content consumption and changing consumer behavior and preferences through the adoption and exploitation of new technologies.

For instance, such changes may impact the revenue we are able to generate from traditional distribution methods by decreasing the viewership of our networks on systems of cable operators, satellite television providers and telecommunication companies, or by decreasing the number of households subscribing to services offered by those distributors. If we cannot successfully exploit these and other emerging technologies, our appeal to targeted audiences might decline which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face risks from doing business internationally.

We distribute content outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•
anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations;

•	changes in local regulatory requirements including restrictions on content, differing cultural tastes and attitudes;

•	international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information, copies of films, television programs and other content and personal information regarding our employees. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but it is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential information, digital content and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that data systems of these third parties may be compromised. If our data systems or data systems of these third parties are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. A breach of our network security or other theft or misuse of confidential and proprietary information, digital content or personal employee information could subject us to business, regulatory, litigation and reputation risk, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Our more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because our efforts to protect our intellectual property rights are illegal or improper, and that our key trademarks or other significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. We vigorously defend our copyrights and trademarks from infringing products and activity, which can result in litigation. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Additionally, one of the risks of the film and television production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films and televisions series, stories, characters, other entertainment or intellectual property. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for content of material, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement (as discussed above), and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Piracy of films and television programs could adversely affect our business over time.

Piracy is extensive in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of films and television content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures and television content. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we receive from our products. In order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures and television content, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of our content.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our businesses, damage to our brands and reputation, legal exposure and financial losses.

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our proprietary and personal information, and we and our partners rely on various technology systems in connection with the production and distribution of film and television programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data. Despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential information, digital content and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that data systems of these third parties may be compromised. We develop and maintain systems to prevent this from occurring, but it is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, a disruption of our distribution business or a reduction of the revenues we are able to generate from such distribution, damage to our brands and reputation, and significant legal and financial exposure, including from regulatory or consumer actions related to consumer data collection and other data privacy concerns. A breach of our network security or other theft or misuse of confidential and proprietary information, digital content or personal employee information could subject us to business, regulatory, litigation and reputation risk, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Annual Report on Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of material weaknesses in our internal control over financial reporting identified by management. If our management identifies any such material weakness that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we may lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our securities.

We could be required to make a cash payment to Starz stockholders who demanded appraisal, and such payment could exceed the merger consideration that we would have paid to such stockholders.

In connection with the merger between us and Starz, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock.  We have not determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights.  As of March 31, 2017, we have not paid the merger consideration for the shares that have demanded appraisal but have recorded a liability of $812.9 million for the estimated value of the merger consideration that would have been payable to such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.  Subsequently, prior to February 6, 2017, we were notified that holders of approximately 2.5 million of such shares withdrew their demand for appraisal and have accepted the merger consideration. Since the merger closed on December 8, 2016, five petitions for appraisal have been filed in the Court of Chancery of the State of Delaware. See Note 17 to our consolidated financial statements for a discussion of these proceedings. Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that we may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal.

Risks Related Our Indebtedness

We have incurred significant additional indebtedness in connection with our merger with Starz that could adversely affect our operations and financial condition.

As of March 31, 2017, we and our subsidiaries have debt of $3,225.2 million (including capitalized lease obligations of $57.7 million) and production loan obligations of $353.8 million, approximately $2,999.0 of which is secured (including production loan obligations of $353.8 million and capitalized lease obligations of $57.7 million). Our significant indebtedness could have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions or limiting our ability to obtain additional financing to fund such needs;

•	increasing our vulnerabilities to fluctuations in market interest rates to the extent that our debt is subject to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; and

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

In addition, the Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes due 2024 (the "5.875% Senior Notes") each contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities and the 5.875% Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and:

•
holders of the 5.875% Senior Notes and the lenders under the Senior Credit Facilities could declare all outstanding principal and interest owed on the 5.875% Senior Notes and the Senior Credit Facilities, respectively, to be due and payable;

•	the lenders under the revolving facility of the Senior Credit Facilities could terminate their commitments to loan money thereunder;

•	the lenders under any of our other secured debt, including any production loan obligations, could foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

We may not be able to achieve our objective of materially reducing indebtedness in the first 12 to 18 months after the completion of our merger with Starz.

We have an objective of reducing our leverage ratio by 1.5 times for the 12 trailing month period in the first 12 to 18 months after completion of our merger with Starz. The cash necessary to achieve these objectives is expected to come from cash flows from our operations. We may not be able to generate the operating cash flows and other cash necessary to accomplish these objectives. Any failure by us to significantly reduce our indebtedness and achieve our objectives could result in a material reduction in our credit quality and could have a material adverse effect on our results of operations, financial condition, and liquidity.

The terms of the Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limits our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue certain disqualified stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to the Senior Credit Facilities or the 5.875% Senior Notes;

•	make loans or investments;

•	incur liens;

•	restrict dividends, loans or asset transfers from our restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes also limit the ability of Lions Gate and our guarantors to consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, the restrictive covenants in the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Senior Credit Facilities or the indenture that governs the 5.875% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders to terminate all commitments to extend further credit pursuant to the revolving facility thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur additional debt in the future.

Although the Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes contain covenants that, among other things, limit our ability to incur additional indebtedness, including guarantees, make restricted payments and investments, and grant liens on our assets, the covenants contained in such documents provide a number of important exceptions and thus, do not prohibit us or our subsidiaries from doing so. Such exceptions provide us substantial flexibility to incur indebtedness, grant liens and expend funds to operate our business. For example, under the terms of the Senior Credit Facilities and the indenture that governs the 5.875% Senior Notes (i) with few restrictions, we may incur indebtedness in connection with certain film and television financing arrangements, including without limitation, purchasing or acquiring rights in film or television productions or financing print and advertising expenses, and such indebtedness may be secured by permitted liens, without having to meet any leverage ratio tests for debt incurrence.

In addition, we may incur additional indebtedness under the revolving facility of the Senior Credit Facilities. At March 31, 2017, we had no borrowings under the revolving facility, no letters of credit outstanding, and available unused revolving commitments of $1.0 billion. We could borrow some or the entire remaining permitted amount of the unused revolving commitments in the future. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

An increase in the ownership of our Class A voting common shares by certain shareholders could trigger a change in control under the agreements governing our long-term indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control of in excess of a certain percentage of the total voting power of our Class A common shares.  Under certain circumstances, including the acquisition of ownership or control by a person or group in excess of 50% of the total voting power of our Class A common shares, the holders of the 5.875% Senior Notes and the 1.25% Notes may require us to repurchase all or a portion of such notes upon a change in control and the holders of the 1.25% Notes may be entitled to receive a make whole premium based on the price of our Class A common shares on the change in control date. We may not be able to repurchase these notes upon a change in control because we may not have sufficient funds. Our failure to repurchase the 5.875% Senior Notes or the 1.25% Notes upon a change in control would cause a default under the relevant indenture and a cross-default under the Senior Credit Facilities.

The Senior Credit Facilities also provide that a change in control, which includes a person or group acquiring ownership or control in excess of 50% of the voting power of our outstanding Class A common shares, will be an event of default that permits lenders to accelerate the maturity of borrowings thereunder and to enforce security interests in the collateral securing such debt. Any of our future debt agreements may contain similar provisions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Risks Related to Our Networks Business

We depend on distributors that carry our Starz Networks’ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all.

Starz currently distributes programming through affiliation agreements with many distributors, including AT&T, Cablevision, Charter, Comcast, Cox, DISH Network, and Verizon. These agreements are scheduled to expire at various dates through 2020. The largest distributors have significant leverage in their relationship with certain programmers, including Starz. For the year ended March 31, 2017, AT&T (including DirecTV) accounted for at least 10% of Lionsgate's revenue, on a pro-forma basis as if the Starz Merger and our segment reorganization occurred on April 1, 2016.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current Starz Networks’ distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition and results of operations.

In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us would adversely impact our business, financial condition and results of operations.

Increasing rates paid by distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our STARZ and STARZ ENCORE services.

The amounts paid by distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from distributors continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which could have a materially adverse effect on our business, financial condition and results of operations.

We depend on distributors to market Starz’s networks and other services, the lack of which may result in reduced customer demand.

At times, certain of our distributors do not allow us to participate in cooperative marketing campaigns to market Starz’s networks and services. Our inability to participate in the marketing of our networks and other services may put us at a competitive disadvantage. Also, our distributors are often focused more on marketing their bundled service offerings (video, Internet and telephone) than premium video services. If our distributors do not sign up new subscribers to our networks, we may lose subscribers which would have a materially adverse effect our business, financial condition and results of operations.

Our business depends on the appeal of our content to distributors and subscribers, which is difficult to predict.

Our business depends in part upon viewer preferences and audience acceptance of Starz’s network programming. These factors are difficult to predict and are subject to influences beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in markets. A change in viewer preferences could cause Starz’s programming to decline in popularity, which could jeopardize renewal of affiliation agreements with distributors. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to react more quickly than we can to shifts in tastes and interests.

To an increasing extent, the success of our business depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.

In addition, theatrical feature films constitute a significant portion of the programming on our STARZ and STARZ ENCORE programming networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms prior to our linear window. Should the popularity of feature-film programming suffer significant further declines, Starz may lose subscribership or be forced to rely more heavily on original programming, which could increase our costs.

If Starz’s programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of Starz’s programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue and earnings. We cannot ensure that we will be able to maintain the success of any of Starz’s current programming, or generate sufficient demand and market acceptance for Starz’s new original programming. This could materially adversely impact our business, financial condition and results of operations.

Starz’s networks’ success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.

Starz’s networks’ success depends upon the availability of quality programming, particularly original programming and films that is suitable for its target markets. While we produce some of Starz’s original programming, we obtain most of Starz’s programming (including some of Starz’s original series, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.

We compete with other programming networks to secure desired programming, the competition for which has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, VOD services and online based content delivery services such as Amazon, Hulu, iTunes and Netflix. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

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

We cannot assure you that we will ultimately be successful in negotiating renewals of Starz’s programming rights agreements or in negotiating adequate substitute agreements. In the event that these agreements expire or are terminated and are not replaced by programming content, including additional original programming, acceptable to Starz’s distributors and subscribers, it would have a materially adverse impact on our business, financial condition and results of operations.

We have entered into output licensing agreements that require Starz to make substantial payments.

Starz has an output licensing agreement with Sony to acquire theatrical releases that will expire on December 31, 2021. Starz is required to pay Sony for films released at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to Starz each year), and the amounts payable pursuant to such agreement will be substantial. We believe that the theatrical performance of the films Starz will receive under the agreements will perform at levels consistent with the performance of films Starz has received from Sony in the past. We also assume a certain number of annual releases of first run films by Sony’s studios consistent with the number Starz received in prior years. Should the films perform at higher levels across the slate of films Starz receives or the quantity of films increase, then our payment obligations would increase and would have a materially adverse effect on our business, financial condition and results of operations.

Any continued or permanent inability to transmit Starz’s programming via satellite would result in lost revenue and could result in lost subscribers.

Our success is dependent upon our continued ability to transmit Starz’s programming to distributors from Starz’s satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. Starz has entered into long-term satellite transponder leases that expire between 2018 and 2021 in the U.S. for carriage of our Starz’s networks’ programming. These leases provide for the continued carriage of Starz’s programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying Starz’s programming. Although we believe that we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and could have a materially adverse effect on our business, financial condition and results of operations.

Despite Starz’s efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all. This may result in an inability to transmit content and could result in significant lost revenue and lost subscribers and would have a materially adverse effect on our business, financial condition and results of operations.

If Starz’s technology facilities fail or their operations are disrupted, our business could be damaged.

Starz’s programming is transmitted from Starz’s uplink center in Englewood, Colorado. Starz uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. Starz’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. Starz has made arrangements at a third-party facility to uplink Starz’s linear channels and services to Starz’s satellites in the event Starz is unable to do so from this facility. Additionally, Starz has direct fiber connectivity to certain of Starz’s distributors, which would allow continuous operation with respect to a significant segment of Starz’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption at Starz’s facility, and any failure by Starz’s third-party facility to perform as intended, would have a materially adverse effect on our business, financial condition and results of operations.

Out Starz networks business is limited by regulatory constraints which may adversely impact our operations.

Although our Starz network business generally is not directly regulated by the FCC, under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our network business. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our network business will be affected.

Regulations governing our network businesses are subject to the political process and have been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition and results of operations.

We are subject to intense competition for marketing and carriage of our Starz networks.

The subscription video programming industry is highly competitive. Our STARZ and STARZ ENCORE networks compete with other programming networks and other video programming services for marketing and distribution by distributors. We face intense competition from other providers of programming networks for the right to be carried by a particular distributor and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service. Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. The inability of our programming networks to be carried by one or more distributors, or the inability of our programming networks to be placed on a particular tier or programming package could have a materially adverse effect on our business, financial condition and results of operations

Risk Related to Governmental Rules and Regulations

The Internal Revenue Service may not agree that we should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that our U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated in Canada, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Code (“Section 7874”) provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, if (a) the Starz stockholders own (within the meaning of Section 7874) 80% or more (by vote or value)

of our post-reclassification shares after the merger by reason of holding Starz common stock (the “80% ownership test,” and such ownership percentage the “Section 7874 ownership percentage”), and (b) our “expanded affiliated group” does not have “substantial business activities” in Canada when compared to the total business activities of such expanded affiliated group (the “substantial business activities test”), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 80% but at least 60% (the “60% ownership test”), and the substantial business activities test is not met, Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit our ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, Starz stockholders are believed to own (within the meaning of Section 7874) less than 60% (by both vote and value) of our post-reclassification shares after the merger by reason of holding shares of Starz common stock. Therefore, under current law, it is expected that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the merger.

However, the rules under Section 7874 are relatively new and complex and there is limited guidance regarding their application. In particular, stock ownership for purposes of computing the Section 7874 ownership percentage is subject to various adjustments under the Code and the Treasury regulations promulgated thereunder, some of the relevant determinations must be made based on facts as they exist at the time of closing of the merger, and there is limited guidance regarding Section 7874 generally, including with respect to the application of the ownership tests described above and any related adjustments. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to factual and legal uncertainties. Thus, there can be no assurance that the Internal Revenue Service (the “IRS”) will agree with the position that we should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply as a result of the merger.

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

If the 80% ownership test has been met after the merger and we were accordingly treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we would be subject to substantial additional U.S. tax liability. In such case, non-U.S. shareholders of Lions Gate would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty). Regardless of any application of Section 7874, we are expected to be treated as a Canadian tax resident for Canadian tax purposes. Consequently, if we were to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, it could be liable for both U.S. and Canadian taxes, which could have a material adverse effect on its financial condition and results of operations.

If the 60% ownership test has been met, several adverse U.S. federal income tax rules could apply to our U.S. affiliates (including Starz and its U.S. affiliates). In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the merger. The Temporary Section 7874 Regulations generally expand the scope of these rules. In addition, the

Temporary Section 7874 Regulations (and certain related temporary regulations issued under other provisions of the Code) include new rules that would apply if the 60% ownership test has been met, which, in such situation, may limit our ability to restructure or access cash earned by certain of its non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain “disqualified individuals” at a rate currently equal to 15%.

Future potential changes to the tax laws could result in Lions Gate being treated as a U.S. corporation for U.S. federal tax purposes or in Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) being subject to certain adverse U.S. federal income tax rules.

As discussed above, under current law, we are expected to be treated as a non-U.S. corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply as a result of the merger. However, changes to Section 7874, or the U.S. Treasury regulations promulgated thereunder, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules to Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us). Any such changes could have prospective or retroactive application, and may apply even if enacted after the merger is consummated. If we were to be treated as a U.S. corporation for federal tax purposes or if Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) were to become subject to such adverse U.S. federal income tax rules, we and our U.S. affiliates could be subject to substantially greater U.S. tax liability than currently contemplated.

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause us to be treated as a U.S. corporation if the management and control of Lions Gate were determined to be located primarily in the U.S. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such proposals, if made effective on or prior to the date of the closing of the merger, could cause us to be treated as a U.S. corporation for U.S. federal tax purposes, in which case, we would be subject to substantially greater U.S. tax liability than currently contemplated.

Other recent legislative and other proposals (including most recently final Treasury regulations under Section 385 of the Code issued by the U.S. Treasury and the IRS on October 13, 2016 (the “Final Section 385 Regulations”), along with the intention to undertake fundamental tax reform in the coming months by President Trump and the U.S. Congress under a blueprint circulated by House Republicans as well as President Trump's own tax proposals), if enacted or finalized, could cause us and our affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, and could cause us and our affiliates to recognize additional taxable income. Any such proposals, and any other relevant provisions that can change on a prospective or retroactive basis, could have a significant adverse effect on us and our affiliates.

It is presently uncertain whether any such proposals or other legislative action relating to the scope of U.S. tax residence, revamp of the corporate tax system, Section 7874 or so-called inversion transactions and inverted groups will be enacted into law.

Future changes to U.S. and non-U.S. tax laws could adversely affect us.

The U.S. Congress, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The Organisation of Economic Co-operation and Development in particular is contemplating changes to numerous long-standing international tax principles through its so-called BEPS project, which is focused on a number of issues, including sharing of profits between affiliated entities in different tax jurisdictions. As a result of BEPS and other similar initiatives, the tax laws in the U.S., Canada and other countries in which we and our affiliates will do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

Original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production, or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations would be materially adversely affected.

Changes to the U.S. Model Income Tax Treaty could adversely affect us.

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

Our tax rate is uncertain and may vary from expectations.

There is no assurance that we will be able to maintain any particular worldwide effective corporate tax rate because of uncertainty regarding the tax policies jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on us and our affiliates.

Legislative or other governmental action in the U.S. could adversely affect our business.

Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise increase the taxes that the U.S. imposes on our worldwide operations. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of limiting our ability as a Canadian company to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise incur business detriment.

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

Based on our current assessment, we believe that substantially all of our deferred tax assets will be realized. There is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404. At the Santa Monica address, we occupy approximately 189,186 square feet (per a lease that expires in August 2023). We also lease the following: 9,123 square feet at 2425 Olympic Blvd., Santa Monica, California (per a lease that expires in August 2017);45,486 square feet at 9242 Beverly Blvd., Beverly Hills, California (per a lease that expires in December, 2017); 280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023); 7,803 square feet at 530 Fifth Avenue, New York (per a lease that expires in August 2022); 12,394 square feet at 521 Fifth Avenue, New York (per a lease that expires in August 2017); 11,907 square feet at 2401 W. Big Beaver Rd., Troy, Michigan (per a lease that expires in August 2019); and 229 square feet at 250 University Avenue, Toronto, Ontario. Our international office is located at 45 Mortimer St, London W1W 8HJ, United Kingdom, where we occupy 11,243 square feet (per a lease that expires in July 2029).

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares were previously listed on the NYSE under the symbols “LGF.” Effective December 9, 2016, each then existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares. Our Class A voting shares are listed on the NYSE under the symbol “LGF.A”. Our Class B non-voting shares are listed on the NYSE under the symbol “LGF.B”.
As of May 23, 2017, the closing price of our Class A voting shares on the NYSE was $25.57, and the closing price of our Class B non-voting shares on the NYSE was $23.45.
The following table presents the high and low sale prices of our common shares on the NYSE for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Common shares (per share)
	Class A (LGF.A)		Dividends Declared	Class B (LGF.B)		Dividends Declared
Year Ended March 31, 2018	High	Low		High	Low
First quarter (through May 23, 2017)	$26.75	$24.56	$—	$24.49	$22.50	$—
			—			—
Year Ended March 31, 2017
Fourth quarter (January 1, 2017 to March 31, 2017)	29.03	24.27	—	27.14	22.72	—
Third quarter (December 9, 2016 to December 31, 2016)	28.23	26.09	—	27.01	24.46	—

	LGF
Year ended March 31, 2017	High	Low	Dividends Declared
Third quarter (October 1, 2016 to December 8, 2016)	$26.29	$18.28	$—
Second quarter (July 1, 2016 to September 30, 2016)	22.30	18.52	—
First quarter (April 1, 2016 to June 30, 2016)	23.52	19.37	0.09

	LGF
Year ended March 31, 2016 (LGF)	High	Low	Dividends Declared
Fourth quarter (January 1, 2016 to March 31, 2016)	$32.00	$16.21	$0.09
Third quarter (October 1, 2015 to December 31, 2015)	41.41	31.90	0.09
Second quarter (July 1, 2015 to September 30, 2015)	40.74	27.51	0.09
First quarter (April 1, 2015 to June 30, 2015)	38.25	30.27	0.07

Holders
As of May 23, 2017, there were approximately 584 and 729 shareholders of record of our Class A and Class B common shares, respectively.

Dividends
The Company declared a quarterly dividend of $0.09 per share of common shares for the first quarter of the year ended March 31, 2017. On September 22, 2016, we announced that our Board of Directors had suspended our quarterly cash dividend to focus on deleveraging and growing our core business following the acquisition of Starz.

The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any. We are also limited in our ability to pay dividends by (a) restrictions under the BCBCA relating to the solvency of the Company before and after the payment of a dividend, and (b) the terms of our credit facility, second lien term loan and the indenture governing our notes. When and if dividend is declared and paid to holders of Class B non-voting shares, we will also declare and pay a dividend equally to the holders of the Class A voting shares, on a share for share basis, without preference or priority.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.

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

No common shares were purchased by us during the year ended March 31, 2017.

Additionally, during the three months ended March 31, 2017, 43,437 Class A voting shares and 91,027 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

As previously disclosed, on June 30, 2016, the Company entered into the Merger Agreement with Starz and Orion Arm Acquisition Inc. a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of the Company.

On October 21, 2016, the Company and Lions Gate Entertainment Inc. ("LGEI") entered into a Securities Issuance and Payment Agreement (the “Securities Issuance Agreement”), pursuant to which the Company and LGEI agreed to issue to AT&T Media Holdings, Inc. (“AT&T”) $50 million in, at LGEI’s election, (a) an equal number of the Company’s Class A voting shares and Class B non-voting shares, (b) cash or (c) a combination thereof, and paid in three $16.67 million annual installments, beginning on the first anniversary of the consummation of the Merger. The Company’s Class A voting shares and Class B non-voting shares will be deemed to have a value equal to the 30-day volume weighted average price of the Company’s Class A voting shares and Class B non-voting shares, respectively, as of the business day immediately prior to the applicable payment date.

The Company entered into the Securities Issuance Agreement in connection with Starz’s multi-year extensions of its affiliation agreements with both AT&T Services, Inc. and DIRECTV, LLC (the “affiliation agreements”). The Securities Issuance Agreement became effective upon the closing of the Merger on December 8, 2016 and will terminate upon certain terminations of the affiliation agreements. The Company’s Class A voting shares and Class B non-voting shares, if any, to be issued pursuant to the Securities Issuance Agreement are expected to be issued as a private placement to AT&T in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2012 and ending March 31, 2017. All values assume that $100 was invested on March 31, 2012 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/12	3/13	3/14	3/15	3/16	12/9/16	3/17
Lions Gate Entertainment Corporation Class A(1)	100.00	170.76	192.71	246.57	160.62		196.12
Lions Gate Entertainment Corporation Class B(1)						100.00	92.45
NYSE Composite	100.00	114.00	135.06	143.19	137.59		158.96
S&P Movies & Entertainment	100.00	142.21	185.54	225.94	201.21		242.79
________________

(1)
Immediately prior to the December 8, 2016 consummation of the Starz merger, we effected the reclassification of our capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the merger agreement.

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
The Selected Consolidated Financial Data below includes the results of Starz from its acquisition date of December 8, 2016 onwards, and Pilgrim Media Group from its acquisition date of November 12, 2015 onwards. Due to the acquisitions of Starz and Pilgrim Media Group, the Company’s results of operations for the years ended March 31, 2017 and 2016 and financial positions as at March 31, 2017 and 2016 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(Amounts in millions, except per share amounts)
Statement of Operations Data:
Revenues	$3,201.5	$2,347.4	$2,399.6	$2,630.3	$2,708.1
Expenses:
Direct operating	1,903.8	1,415.3	1,315.8	1,369.4	1,390.6
Distribution and marketing	806.8	661.8	591.5	739.5	817.8
General and administration(1)	355.4	262.4	252.8	247.4	215.8
Depreciation and amortization	63.1	13.1	6.6	6.5	8.3
Restructuring and other(1)	88.7	19.8	10.7	7.5	2.6
Total expenses	3,217.8	2,372.4	2,177.4	2,370.3	2,435.1
Operating income (loss)	(16.3)	(25.0)	222.2	260.0	273.0
Other expenses (income):
Interest expense
Cash interest	86.8	45.7	39.7	49.0	75.3
Interest on dissenters' liability	15.5	—	—	—	—
Discount and financing costs amortization	12.9	9.2	12.8	17.2	18.3
Total interest expense	115.2	54.9	52.5	66.2	93.6
Interest and other income	(6.4)	(1.9)	(2.9)	(6.0)	(4.1)
Gain on Starz investment	(20.4)	—	—	—	—
Loss on extinguishment of debt	40.4	—	11.7	39.6	24.1
Total other expenses, net	128.8	53.0	61.3	99.8	113.6
Income (loss) before equity interests and income taxes	(145.1)	(78.0)	160.9	160.2	159.4
Equity interests income (loss)	10.7	44.2	52.5	24.7	(3.1)
Income (loss) before income taxes	(134.4)	(33.8)	213.4	184.9	156.3
Income tax provision (benefit)	(148.9)	(76.5)	31.6	32.9	(75.8)
Net income	14.5	42.7	181.8	152.0	232.1
Less: Net loss attributable to noncontrolling interest	0.3	7.5	—	—	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$181.8	$152.0	$232.1

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.09	$0.34	$1.31	$1.11	$1.73
Diluted net income per common share	$0.09	$0.33	$1.23	$1.04	$1.61

Weighted average number of common shares outstanding:
Basic	165.0	148.5	139.0	137.5	134.5
Diluted	172.2	154.1	151.8	154.4	149.4

Dividends declared per common share	$0.09	$0.34	$0.26	$0.10	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$321.9	$57.7	$102.7	$25.7	$62.4
Investment in films and television programs and program rights(2)	1,991.2	1,457.6	1,381.8	1,274.6	1,244.1
Total assets(3)	9,196.9	3,834.2	3,292.1	2,851.6	2,760.9
Total debt, net(3)(4)	3,124.9	865.2	694.7	643.3	824.9
Production loans, net	353.3	690.0	600.5	418.0	469.3
Dissenting shareholders' liability	812.9	—	—	—	—
Redeemable noncontrolling interests	93.8	90.5	—	—	—
Total shareholders’ equity	2,514.4	850.3	842.3	584.5	356.5
_______________________

(1)
General and administration expense in fiscal 2016, 2015, 2014 and 2013 have been reclassified to exclude the amounts presented on the restructuring and other line, in order to conform to the current fiscal year presentation.

(2)	Total of investment in films and television programs and current and long-term portion of program rights.

(3)
Total assets and total debt as of March 31, 2016, 2015, 2014, and 2013 have been reclassified to include debt issuance costs as a reduction of debt rather than as an asset for comparability with the March 31, 2017 presentation related to the adoption of recent accounting pronouncements. As of March 31, 2015, there was no outstanding balance on the senior revolving credit facility, and accordingly, debt issuance costs related to the senior revolving credit facility as of March 31, 2015 are included in total assets.

(4)	Total debt includes corporate debt, convertible senior subordinated notes and capital lease obligations, net of unamortized discount and debt issuance costs, if applicable.

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
Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to an Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated a merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). Immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, subject to the terms and conditions of the Merger Agreement. Following the reclassification (a) each share of Starz Series A common stock was converted into the right to receive $18.00 in cash and 0.6784 of a share of Lionsgate Class B non-voting shares, and (b) each share of Starz Series B common stock was converted into the right to receive $7.26 in cash, 0.6321 of a share of Lionsgate Class B non-voting shares and 0.6321 of a share of Lionsgate Class A voting shares, in each case, subject to the terms and conditions of the Merger Agreement.
As more fully discussed in Note 8 to our consolidated financial statements, in connection with the Starz Merger, Lionsgate entered into a credit and guarantee agreement (the "Credit Agreement") which provided for: (i) a $1.0 billion revolving credit facility (ii) a $1.0 billion term loan A facility (the "Term Loan A"), and (iii) a $2.0 billion term loan B facility (the "Term Loan B"). In addition, Lionsgate issued $520 million of senior notes due 2024 (the "5.875% Senior Notes"). The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility amounting to $50 million to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.
See Note 3 to our consolidated financial statements for further details of the Starz Merger.
Segment Structure
Following the Starz Merger, the Company reorganized its segment structure and now manages and reports its operating results through three reportable business segments as of March 31, 2017: Motion Pictures, Television Production and Media Networks. The Motion Pictures segment remains similar to the previously reported segment, and now includes the Starz third-party distribution business. The Television Production segment will remain substantially similar to the previously reported segment. The Media Networks segment will consist of the Starz Networks business, the licensing of Starz original series in ancillary markets, and the Lionsgate legacy start-up direct to consumer initiatives on its subscription video-on-demand platforms. See Note 16 to our consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2017, 2016 and 2015.

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

•
Home Entertainment. Home Entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms. In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis. Home Entertainment revenue consists of packaged and digital media revenue. We distribute a library of approximately 16,000 motion picture titles and television episodes and programs.

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

Television Production
Our Television Production segment includes revenues derived from the following (which does not include revenue from Starz original programming, other than programming that is or may be produced by Lionsgate’s legacy television production group and licensed to Starz):

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

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, online video providers (collectively, “Distributors”), and on an over-the-top (“OTT”) basis. Starz Networks’ revenue is recognized in the period during which programming is provided, either: (i) based solely on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements; (ii) based on amounts or rates specified in the affiliation agreements which are not tied solely to the total number of subscribers who receive our services, or (iii) the total number of subscribers who receive our OTT service multiplied by the applicable retail rate.

•
Content and Other. Original content revenues are derived from the licensing of Starz original programming to digital media platforms, international television networks, through packaged media and other ancillary markets.

•	Streaming Services. Streaming services revenues are derived from the Lionsgate legacy start-up direct to consumer streaming services on subscription video-on-demand ("SVOD") platforms.

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
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. In addition, distribution and marketing costs includes our Media Networks segment operating costs for transponder expenses and maintenance and repairs.
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
Accounting for Films and Television Programs and Program Rights. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs for an individual film or television program are amortized and participation and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of such film or television program. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 11 to our consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation windows under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
The cost of the Media Networks segment original content is allocated between the pay television market and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. Costs allocated to the pay television market are amortized to expense over the anticipated number of exhibitions for each original series while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original series bears to its ultimate revenue. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue. All the costs of programming produced by the Media Networks segment are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

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
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and EST arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated to the “windows” of availability in the arrangement. Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $7.1 million, $5.4 million and $6.6 million on our total revenue in the fiscal years ended March 31, 2017, 2016, and 2015, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction by jurisdiction basis; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision.
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
Goodwill. Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2017 by comparing the fair value of each reporting unit to its carrying amount to determine if there was a potential goodwill impairment. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
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

RESULTS OF OPERATIONS
Fiscal 2017 Compared to Fiscal 2016
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2017 and 2016. Due to the Starz Merger, fiscal 2017 includes the results of operations from Starz from the closing date of December 8, 2016. Due to the November 12, 2015 acquisition of Pilgrim Media Group, fiscal 2016 includes the results of operations of Pilgrim Media Group from November 12, 2015. See Note 3 to our consolidated financial statements for further details. Revenue from Starz was $483.2 million and from Pilgrim Media Group was $136.6 million for fiscal 2017 (for fiscal 2016, revenue from Pilgrim Media Group was $52.5 million).

Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks. As a result, the Company has presented prior year segment data in a manner that conforms to the current fiscal year presentation.

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,920.6	$1,677.4	$243.2	14.5%
Television Production	837.4	669.9	167.5	25.0%
Media Networks(1)	456.6	0.1	456.5	nm
Intersegment eliminations	(13.1)	—	(13.1)	nm
Total revenues	3,201.5	2,347.4	854.1	36.4%
Expenses:
Direct operating	1,903.8	1,415.3	488.5	34.5%
Distribution and marketing	806.8	661.8	145.0	21.9%
General and administration	355.4	262.4	93.0	35.4%
Depreciation and amortization	63.1	13.1	50.0	381.7%
Restructuring and other	88.7	19.8	68.9	348.0%
Total expenses	3,217.8	2,372.4	845.4	35.6%
Operating loss	(16.3)	(25.0)	8.7	nm
Other expenses (income):
Interest expense	115.2	54.9	60.3	109.8%
Interest and other income	(6.4)	(1.9)	(4.5)	236.8%
Gain on Starz investment	(20.4)	—	(20.4)	nm
Loss on extinguishment of debt	40.4	—	40.4	nm
Total other expenses, net	128.8	53.0	75.8	143.0%
Loss before equity interests and income taxes	(145.1)	(78.0)	(67.1)	86.0%
Equity interests income (loss)	10.7	44.2	(33.5)	(75.8)%
Loss before income taxes	(134.4)	(33.8)	(100.6)	297.6%
Income tax benefit	(148.9)	(76.5)	(72.4)	94.6%
Net income (loss)	14.5	42.7	(28.2)	(66.0)%
Less: Net loss attributable to noncontrolling interest	0.3	7.5	(7.2)	(96.0)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$(35.4)	(70.5)%
_____________________
nm - Percentage not meaningful

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior fiscal year represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Revenues. Consolidated revenues increased in fiscal 2017, due to the inclusion of revenue from the Starz Merger from the date of acquisition (December 8, 2016), an increase in Motion Pictures revenues, and an increase in Television Production revenues (which included revenues from Pilgrim Media Group, acquired November 12, 2015). The Television Production revenues in fiscal 2017 and 2016 include $136.6 million and $52.5 million, respectively, of revenues from Pilgrim Media Group. The Media Networks and Motion Pictures revenues in fiscal 2017 include $453.7 million and $29.5 million, respectively, of revenues from the Starz Merger from the date of acquisition.
The increase in Motion Pictures revenue was primarily due to higher home entertainment, television and theatrical revenues driven by a larger theatrical slate (18 feature films released in fiscal 2017 compared to 14 in fiscal 2016), offset partially by lower international revenues as compared to fiscal 2016, which included the release of The Hunger Games: Mockingjay - Part 2. The increase in Television Production revenues was primarily driven by higher domestic television revenue. See further discussion in the Segment Results of Operations section below.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$707.7	$579.7	$128.0	22.1%
Television Production	39.9	60.3	(20.4)	(33.8)%
Media Networks(1)	25.0	0.1	24.9	nm
	$772.6	$640.1	$132.5	20.7%
_____________________
nm - Percentage not meaningful

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior fiscal year represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$976.4	50.8%	$874.3	52.1%	$102.1	11.7%
Television Production	711.9	85.0	531.8	79.4	180.1	33.9%
Media Networks(1)	202.2	44.3	2.8	nm	199.4	nm
Other	18.8	nm	6.4	nm	12.4	193.8%
Intersegment eliminations	(5.5)	nm	—	—	(5.5)	nm
	$1,903.8	59.5%	$1,415.3	60.3%	$488.5	34.5%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior fiscal year represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Direct operating expenses increased in fiscal 2017, primarily due to higher revenue for Media Networks, Television Production and Motion Pictures. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group and to a lesser extent, stock-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$706.4	$619.9	$86.5	14.0%
Television Production	33.6	39.4	(5.8)	(14.7)%
Media Networks(1)	70.8	2.5	68.3	nm
Other	0.4	—	0.4	nm
Intersegment eliminations	(4.4)	—	(4.4)	nm
	$806.8	$661.8	$145.0	21.9%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$474.5	$393.1	$81.4	20.7%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior fiscal year represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Distribution and Marketing expenses increased in fiscal 2017, due to increased Motion Pictures theatrical P&A expenses associated with a larger theatrical slate and increased Media Networks distribution and marketing expenses primarily from the Starz Merger, partially offset by lower Television Production distribution and marketing expenses. See further discussion in the Segment Results of Operations section below.
Other consists of the stock-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$105.3		$92.4		$12.9	14.0%
Television Production	32.1		23.5		8.6	36.6%
Media Networks(1)	45.0		4.8		40.2	nm
Corporate	92.5		83.4		9.1	10.9%
	274.9	8.6%	204.1	8.7%	70.8	34.7%
Share-based compensation expense	75.5		56.3		19.2	34.1%
Purchase accounting and related adjustments	5.0		1.9		3.1	163.2%
Total general and administrative expenses	$355.4	11.1%	$262.3	11.2%	$93.1	35.5%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the prior fiscal year represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

General and administrative expenses increased in fiscal 2017, resulting from higher share-based compensation expense, Motion Pictures, Television Production and corporate general and administrative expenses, and increased Media Networks general and administrative expenses from the acquisition of Starz. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses and incentive compensation.

Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-based compensation expense included in general and administrative expense in fiscal 2017 as compared to fiscal 2016 is primarily due to compensation expense associated with the replacement of Starz share-based payment awards (see Note 3). The following table reconciles this amount to total share-based compensation expense:

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$75.5	$56.3
Segment and corporate general and administrative expense(1)	—	22.2
Restructuring and other(2)	2.4	—
Direct operating expense	1.2	—
Distribution and marketing expense	0.4	—
Total share-based compensation expense	$79.5	$78.5
(1)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which is, when granted, included in segment or corporate general and administrative expenses.
(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 12 to our consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $63.1 million for fiscal 2017 increased $50.0 million from $13.1 million in fiscal 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition. We expect that in future periods depreciation and amortization expense will increase, as a result of the amortization of the property and equipment and intangible assets acquired in the Starz Merger, including the fair value adjustments to such amounts as a result of the application of purchase accounting.
Restructuring and Other. Restructuring and other increased $68.9 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the year ended March 31, 2017 and 2016 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$26.7	$0.6	$26.1	nm
Accelerated vesting on equity awards (see Note 13)	2.4	—	2.4	nm
Total severance costs	29.1	0.6	28.5	nm
Transaction related costs(2)	44.1	14.2	29.9	210.6%
Pension withdrawal costs(3)	—	2.7	(2.7)	(100.0)%
Litigation and other(4)	15.5	2.3	13.2	nm
	$88.7	$19.8	$68.9	348.0%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs in the fiscal year ended March 31, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction related costs in the fiscal year ended March 31, 2017 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger. Transaction related costs in the fiscal year ended March 31, 2016 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

(3)	Pension withdrawal costs in the fiscal year ended March 31, 2016 were related to an underfunded multi-employer pension plan in which the Company was no longer participating.

(4)
Litigation and other in the fiscal year ended March 31, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits related to the Starz Merger (see Note 17 to our consolidated financial statements), an arbitration award of $5.8 million and related legal expenses.

Other Expenses (Income). Interest expense of $115.2 million in fiscal 2017 increased $60.3 million from fiscal 2016. As a result of the financing related to the Starz Merger, the Company expects that its interest expense will increase in future periods. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$9.6	$5.4
Term Loan A	10.3	—
Term Loan B	22.3	—
5.875% Senior Notes	13.1	—
Convertible senior subordinated notes	2.1	2.4
5.25% Senior Notes	8.1	11.8
Term Loan Due 2022	14.1	20.2
Other	7.2	5.9
	86.8	45.7
Interest on dissenters' liability(1)	15.5	—
Non-Cash Based:
Discount and financing costs amortization	12.9	9.2
	$115.2	$54.9
 ______________________

(1)
Interest on dissenters' liability represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. See Note 3 to our consolidated financial statements.

Interest and other income was $6.4 million in fiscal 2017, compared to $1.9 million in fiscal 2016.
Gain on Starz investment in fiscal 2017 of $20.4 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the Starz available-for-sale securities (see Note 6 to our consolidated financial statements), compared to none in fiscal 2016.
Loss on extinguishment of debt was $40.4 million in fiscal 2017, related to the extinguishment of debt in connection with the Starz Merger financing in the third quarter of fiscal 2017, and the early repayment of $400.0 million in principal amount on the Term Loan B in the fourth quarter of fiscal 2017 (see Note 8 to our consolidated financial statements), compared to none in fiscal 2016.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2017 and 2016:

	March 31, 2017	Year Ended
		March 31,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	31.15%	$31.0	$52.1
Pop(1)	50.0%	(6.9)	(1.8)
Other	Various	(13.4)	(6.1)
		$10.7	$44.2
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

(2)
In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 23 to our consolidated financial statements). We received net proceeds, including $23.4 million paid as a member distribution, of approximately $397.2 million.

Income Tax Benefit. We had an income tax benefit of $148.9 million in fiscal 2017, compared to a benefit of $76.5 million in fiscal 2016. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the year ended March 31, 2016. Our income tax benefit is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The increase in our income tax benefit in fiscal 2017 as compared to fiscal 2016 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate and reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. The impact is reflected in Note 14 to our consolidated financial statements in the table that reconciles income taxes computed at U.S. statutory income tax rates to the income tax provision (benefit).
We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2018 as compared to fiscal 2017. At March 31, 2017, we had U.S. net operating loss carryforwards of approximately $709.9 million available to reduce future federal income taxes which expire beginning in 2029 through 2037, state net operating loss carryforwards of approximately $395.7 million available to reduce future state income taxes which expire in varying amounts beginning 2021, and Canadian loss carryforwards of $3.5 million, which will expire beginning in 2028. At March 31, 2017, the Company had U.K. loss carryforwards of $0.7 million which do not expire. In addition, at March 31, 2017, we had U.S. credit carryforwards related to foreign taxes paid of approximately $57.5 million to offset future federal income taxes that will expire beginning in 2021.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the fiscal year ended March 31, 2017 was $14.8 million, or basic net income per common share of $0.09 on 165.0 million weighted average common shares outstanding and diluted net income per common share of $0.09 on 172.2 million. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2016 of $50.2 million, or basic net income per common share of $0.34 on 148.5 million weighted average common shares outstanding and diluted net income per common share of $0.33 on 154.1 million weighted average common shares outstanding.

Segment Results of Operations
Following the Starz Merger, beginning in the fiscal year ended March 31, 2017, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment direct operating expenses, distribution and marketing expenses and general and administrative expenses will exclude stock-based compensation, other than annual bonuses granted in stock, and will include annual bonuses paid in cash. All stock-based compensation was previously excluded from segment profit, and annual bonuses were previously included in corporate general and administrative expenses. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior year segment data in a manner that conforms to the current fiscal year presentation.
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of operations.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$1,920.6	$1,677.4	$243.2	14.5%
Expenses:
Direct operating expense	976.4	874.3	102.1	11.7%
Distribution & marketing expense	706.4	619.9	86.5	14.0%
Gross contribution	237.8	183.2	54.6	29.8%
General and administrative expenses	105.3	92.4	12.9	14.0%
Segment profit	$132.5	$90.8	$41.7	45.9%

U.S. theatrical P&A expense included in distribution and marketing expense	$474.5	$393.1	$81.4	20.7%

Direct operating expense as a percentage of revenue	50.8%	52.1%

Gross contribution as a percentage of revenue	12.4%	10.9%
Revenue. The table below sets forth Motion Pictures revenue by media and product category for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	All Other Product Categories(2)	Total	Feature Film(1)	All Other Product Categories(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$353.7	$17.6	$371.3	$296.5	$17.6	$314.1	$57.2
Home Entertainment
Packaged Media	247.0	156.8	403.8	226.4	136.5	362.9	40.9
Digital Media(3)	192.7	111.2	303.9	135.7	81.1	216.8	87.1
Total Home Entertainment	439.7	268.0	707.7	362.1	217.6	579.7	128.0
Television	238.7	40.4	279.1	166.2	38.9	205.1	74.0
International	439.7	94.1	533.8	444.1	104.1	548.2	(14.4)
Other	18.2	10.5	28.7	20.8	9.5	30.3	(1.6)
	$1,490.0	$430.6	$1,920.6	$1,289.7	$387.7	$1,677.4	$243.2
____________________

(1)
Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

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

Theatrical revenue increased $57.2 million, or 18.2%, in fiscal 2017 as compared to fiscal 2016, primarily driven by a larger theatrical slate, which included the performances of La La Land, John Wick 2, Tyler Perry's Boo! A Madea Halloween, Now You See Me 2, Deepwater Horizon and Power Rangers in fiscal 2017, offset partially by a significant contribution in fiscal 2016 from The Hunger Games: Mockingjay - Part 2. Additionally, while Hacksaw Ridge had a strong performance at the box office, under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue in fiscal 2017.
Home entertainment revenue increased $128.0 million, or 22.1%, in fiscal 2017, as compared to fiscal 2016. The increase was primarily driven by the greater number of and the performance of our Feature Film titles released on packaged media and digital media in fiscal 2017 as compared to fiscal 2016. Home entertainment revenues in fiscal 2017 of $193.7 million from our Fiscal 2017 Theatrical Slate titles (primarily Now You See Me 2, Deepwater Horizon, Hacksaw Ridge, Hell or High Water, and Mechanic: Resurrection) compared to home entertainment revenues in fiscal 2016 of $147.2 million from our Fiscal 2016 Theatrical Slate (primarily The Hunger Games: Mockingjay - Part 2, Sicario, The Last Witch Hunter and The Age of Adaline). In addition, home entertainment revenue from product categories other than Feature Film increased $50.4 million, which included $28.8 million of home entertainment revenue from the Starz third party distribution business from the date of acquisition (December 8, 2016).
Television revenue increased $74.0 million, or 36.1%, in fiscal 2017, as compared to fiscal 2016, due primarily to a greater number of Feature Film titles with television windows opening in fiscal 2017. In particular, significant revenue was generated in fiscal 2017 from our Fiscal 2017 and Fiscal 2016 Theatrical Slates (primarily The Divergent Series: Allegiant, The Hunger Games: Mockingjay - Part 2, Now You See Me 2, Gods of Egypt), which compared to revenue generated in fiscal 2016 from our Fiscal 2015 Theatrical Slate (primarily The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 1, John Wick).
International motion pictures revenue decreased $14.4 million, or 2.6%, in fiscal 2017, as compared to fiscal 2016, primarily due to lower revenue from our Fiscal 2017 Theatrical Slate in the current fiscal year, as compared to the revenue generated from our Fiscal 2016 Theatrical Slate in the prior fiscal year, which included a significant contribution from The Hunger Games: Mockingjay - Part 2.
Gross Contribution. Gross contribution of the Motion Pictures segment for fiscal 2017 increased as compared to fiscal 2016, due to higher revenue and lower direct operating expenses as a percentage of Motion Pictures revenue, offset partially by higher distribution and marketing expenses primarily driven by higher U.S. theatrical P&A associated with a greater number of feature film releases in fiscal 2017.
Direct Operating Expense. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the lower amortization rates in fiscal 2017 of our Fiscal 2017 Theatrical Slate as compared to the amortization rates in fiscal 2016 of our Fiscal 2016 Theatrical Slate, and in particular, The Hunger Games: Mockingjay - Part 2. Included in Motion Pictures direct operating expenses are investment in film write-downs of approximately $17.0 million in fiscal 2017, compared to approximately $20.4 million in fiscal 2016.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in fiscal 2017 increased as compared to fiscal 2016, primarily driven by higher P&A spending in fiscal 2017 on our Feature Film theatrical releases due to a greater number of releases requiring P&A in fiscal 2017, offset partially by lower P&A incurred in advance for films to be released in subsequent periods. In fiscal 2017, approximately $1.9 million of P&A was incurred in advance for films to be released in fiscal 2018, such as All Eyez on Me, How to Be a Latin Lover and American Assassin. In fiscal 2016, approximately $16.6 million of P&A was incurred in advance for films to be released in fiscal 2017, such as Criminal, Now You See Me 2, and Deepwater Horizon.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $12.9 million, or 14.0%, primarily due to increases in salaries and related expenses primarily from incentive compensation and to a lesser extent the general and administrative expenses from the Starz third party distribution business from the date of acquisition (December 8, 2016).

Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$837.4	$669.9	$167.5	25.0%
Expenses:
Direct operating expense	711.9	531.8	180.1	33.9%
Distribution & marketing expense	33.6	39.4	(5.8)	(14.7)%
Gross contribution	91.9	98.7	(6.8)	(6.9)%
General and administrative expenses	32.1	23.5	8.6	36.6%
Segment profit	$59.8	$75.2	$(15.4)	(20.5)%

Direct operating expense as a percentage of revenue	85.0%	79.4%

Gross contribution as a percentage of revenue	11.0%	14.7%
Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$641.9	$415.5	$226.4	54.5%
International	149.1	190.2	(41.1)	(21.6)%
Home Entertainment Revenue
Digital	34.1	48.8	(14.7)	(30.1)%
Packaged Media	5.8	11.5	(5.7)	(49.6)%
Total Home Entertainment Revenue	39.9	60.3	(20.4)	(33.8)%
Other	6.5	3.9	2.6	66.7%
	$837.4	$669.9	$167.5	25.0%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2017 as compared to fiscal 2016, primarily due to an increase in television episodes delivered, which included a significant contribution of revenue from episodes delivered of Orange Is The New Black (Season 5) in fiscal 2017. Television episodes delivered in fiscal 2017 also included episodes of Nashville (Season 5), Feed the Beast (Season 1), Casual (Season 2), and Graves, among others. Television episodes delivered in fiscal 2016 included episodes of Orange Is The New Black (Season 4), Nashville (Season 4), Manhattan (Season 2), Casual (Season 1), and The Royals (Season 2) among others. In addition, significant domestic television revenue was contributed in fiscal 2017 from Family Feud (Seasons 9 & 10), and The Wendy Williams Show (Season 7), and in fiscal 2016, from Family Feud (Seasons 8 & 9), The Wendy Williams Show (Season 6), and Anger Management.
The increase was also due to increased domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015. Television Production revenue included revenue from Pilgrim Media Group in fiscal 2017 and 2016 of $136.6 million and $52.5 million, respectively, which included revenue from The Runner (Season 1), and The Ultimate Fighter (Seasons 23 & 24) in fiscal 2017 and from Wicked Tuna (Season 5), Bring It (Season 3) and Kocktails with Khloe (Seasons 1 & 2) in fiscal 2016.

International revenue in fiscal 2017 decreased $41.1 million, or 21.6%, as compared to fiscal 2016, primarily driven by a significant contribution in fiscal 2016 from Orange Is the New Black (Seasons 1 - 4).
Home entertainment revenue in fiscal 2017 decreased $20.4 million, or 33.8%, as compared to fiscal 2016, primarily driven by a significant contribution of digital revenue from Mad Men (Season 7) in fiscal 2016. The decrease was also, to a lesser extent, due to lower packaged media revenue.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2017 decreased as compared to fiscal 2016, even though revenues increased, primarily due to higher direct operating expenses as a percentage of television production revenue.
Direct Operating Expense. The increase in direct operating expense is primarily due to an increase in Television Production revenue. The increase in direct operating expenses as a percentage of Television Production revenue is primarily due to the mix of titles generating revenue in fiscal 2017 as compared to fiscal 2016. In particular, fiscal 2017 includes revenue from a greater number of new television programs as compared to fiscal 2016, such as Dear White People, Greenleaf, Feed the Beast, Graves, and Kicking & Screaming, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.6 million, or 36.6%, primarily due to increases in salaries and related expenses associated with our Television syndication and international production activities and an increase in general and administrative expenses associated with Pilgrim Media Group (acquired November 12, 2015).
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2017 and 2016. Media Networks was not previously a reportable segment in fiscal 2016. In fiscal 2017, the results of operations in the Media Networks segment represent primarily activity related to Starz's Starz Networks business from the acquisition date of December 8, 2016 to March 31, 2017. In fiscal 2016, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment.

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Media Networks Segment:
Revenue	$456.6	$0.1
Expenses:
Direct operating expense	202.2	2.8
Distribution & marketing expense	70.8	2.5
Gross contribution	183.6	(5.2)
General and administrative expenses	45.0	4.8
Segment profit	$138.6	$(10.0)

Direct operating expense as a percentage of revenue	44.3%	nm

Gross contribution as a percentage of revenue	40.2%	nm
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

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$423.4	$—	$423.4	nm
Content and Other	30.3	—	30.3	nm
Streaming Services	2.9	0.1	2.8	nm
	$456.6	$0.1	$456.5	nm
Segment Profit:
Starz Networks	$165.9	$—	$165.9	nm
Content and Other	8.2	—	8.2	nm
Streaming Services	(35.5)	(10.0)	(25.5)	255.0%
	$138.6	$(10.0)	$148.6	(1,486.0)%
________________________
nm - Percentage not meaningful.

Streaming Services segment profit includes general and administrative expense of $11.5 million and $4.8 million in fiscal 2017 and 2016, respectively.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	March 31,	March 31,
	2017	2016(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.2	24.0
______________________
(1)Represents STARZ subscriptions previously reported by Starz in its Form 10-Q for the quarter ended March 31, 2016.
Media Networks revenue for fiscal 2017 primarily represents revenues from December 8, 2016 (date of Starz Merger) through March 31, 2017 from the distribution of STARZ branded premium subscription video programming to U.S. MVPDs including cable operators, satellite television providers, telecommunication companies, online video providers and on an OTT basis. Media Networks, to a lesser extent, also includes revenue from licensing its original series programming in ancillary markets.
Gross Contribution. Gross contribution of the Media Networks segment for fiscal 2017 was primarily from Starz Networks.

Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and marketing costs that have been expensed since December 8, 2016 (date of Starz Merger). The level of programing cost amortization and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and marketing costs generally increase in periods where new original series are premiering on STARZ. During the period from December 8, 2016 through March 31, 2017, the original series, Black Sails (Season 4) and The Missing (Season 2), premiered on STARZ.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2017 of $45.0 million represent general and administrative expenses associated with Starz Networks from the acquisition date of December 8, 2016 to March 31, 2017, and Streaming Services general and administrative expenses from the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms which are now included in the Media Networks segment.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 16 to our consolidated financial statements) occurred on April 1, 2015:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,458.9	$1,419.4	$39.5	2.8%
Expenses:
Direct operating expense	686.2	718.0	(31.8)	(4.4)%
Distribution & marketing expense	203.1	172.1	31.0	18.0%
Gross contribution	569.6	529.3	40.3	7.6%
General and administrative expenses	122.5	123.4	(0.9)	(0.7)%
Segment profit	$447.1	$405.9	$41.2	10.2%

Direct operating expense as a percentage of revenue	47.0%	50.6%

Gross contribution as a percentage of revenue	39.0%	37.3%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 16 to our consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The pro forma amounts above do not include the elimination of intersegment transactions which are eliminated on a consolidated basis, and exclude items separately identified in the restructuring and other line item in the consolidated statement of operations. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2015, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,374.8	$1,330.3	$44.5	3.3%
Content and Other	81.2	89.0	(7.8)	(8.8)%
Streaming Services	2.9	0.1	2.8	nm
	$1,458.9	$1,419.4	$39.5	2.8%
Segment Profit:
Starz Networks	$473.7	$400.6	$73.1	18.2%
Content and Other	8.9	15.3	(6.4)	(41.8)%
Streaming Services(1)	(35.5)	(10.0)	(25.5)	255.0%
	$447.1	$405.9	$41.2	10.2%
________________________
nm - Percentage not meaningful

(1)	Streaming services segment profit includes general and administrative expense of $11.5 million and $4.8 million in fiscal 2017 and 2016, respectively.

Revenue. The primary component of Media Networks revenue is Starz Networks revenue. On a pro forma basis, Starz Networks revenue represented 94% of Media Networks revenue for fiscal 2017 and 2016. The increase in pro forma revenue was primarily due to an increase in revenue from Starz Networks, due to higher effective rates driven by growth in subscribers to our Starz branded OTT platforms, offset by a $17 million decrease related to the fiscal 2016 sale of Starz's animation studio, Film Roman, LLC, in October 2015 included in Content and Other.
Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for fiscal 2017 was primarily from Starz Networks. The pro forma increase in gross contribution is driven by increased gross contribution from Starz Networks, primarily due to higher revenue and lower direct operating expense from Starz Networks, partially offset by an increase in distribution and marketing expense.
The decrease in pro forma direct operating expense for Starz Networks is primarily due to lower programming cost amortization expenses associated with a lower cost per film and a lower number of exhibitions of content under output licensing arrangements.
The increase in pro forma distribution and marketing expense is primarily the result of an increase in Starz Networks' advertising and marketing costs due to increased spend associated with the launch of the new Starz app.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in fiscal 2017 decreased slightly due to lower Starz Networks general and administrative expenses, mostly offset by increased costs associated with our start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

Fiscal 2016 Compared to Fiscal 2015

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2016 and 2015. Due to the November 12, 2015 acquisition of Pilgrim Media Group, fiscal 2016 includes the results of operations of Pilgrim Media Group from November 12, 2015. See Note 3 to our consolidated financial statements for further details. Revenue from Pilgrim Media Group was $52.5 million for fiscal 2016.

	Year Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,677.4	$1,820.1	$(142.7)	(7.8)%
Television Production	669.9	579.5	90.4	15.6%
Media Networks(1)	0.1	—	0.1	nm
Total revenues	2,347.4	2,399.6	(52.2)	(2.2)%
Expenses:
Direct operating	1,415.3	1,315.8	99.5	7.6%
Distribution and marketing	661.8	591.5	70.3	11.9%
General and administration	262.4	252.8	9.6	3.8%
Depreciation and amortization	13.1	6.6	6.5	98.5%
Restructuring and other	19.8	10.7	9.1	85.0%
Total expenses	2,372.4	2,177.4	195.0	9.0%
Operating loss	(25.0)	222.2	(247.2)	nm
Other expenses (income):
Interest expense	54.9	52.5	2.4	4.6%
Interest and other income	(1.9)	(2.9)	1.0	(34.5)%
Loss on extinguishment of debt	—	11.7	(11.7)	nm
Total other expenses, net	53.0	61.3	(8.3)	(13.5)%
Loss before equity interests and income taxes	(78.0)	160.9	(238.9)	(148.5)%
Equity interests income	44.2	52.5	(8.3)	(15.8)%
Income (loss) before income taxes	(33.8)	213.4	(247.2)	(115.8)%
Income tax provision (benefit)	(76.5)	31.6	(108.1)	(342.1)%
Net income	42.7	181.8	(139.1)	(76.5)%
Less: Net loss attributable to noncontrolling interest	7.5	—	7.5	nm
Net income attributable to Lions Gate Entertainment Corp. shareholders	$50.2	$181.8	$(131.6)	(72.4)%
_____________________
nm - Percentage not meaningful

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in fiscal 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Revenues. Consolidated revenues decreased in fiscal 2016, due to a decrease in Motion Pictures revenues, partially offset by an increase in Television Production revenues driven by higher international television revenue. The Television Production revenues in fiscal 2016 included revenues of $52.5 million from Pilgrim Media Group, acquired November 12, 2015.
The decrease in Motion Pictures revenue was primarily due to lower home entertainment, television and theatrical revenues driven by the relative performance of our feature films in fiscal 2016 as compared to fiscal 2015, which included the release of The Hunger Games: Mockingjay - Part 1 and The Divergent Series Insurgent. These decreases were offset partially by higher international revenues as compared to fiscal 2015, primarily driven by a greater number of titles generating revenue in fiscal 2016. See further discussion in the Segment Results of Operations section below.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$579.7	$662.7	$(83.0)	(12.5)%
Television Production	60.3	44.8	15.5	34.6%
Media Networks(1)	0.1	—	0.1	nm
	$640.1	$707.5	$(67.4)	(9.5)%
_____________________
nm - Percentage not meaningful

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in fiscal 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$874.3	52.1%	$827.5	45.5%	$46.8	5.7%
Television Production	531.8	79.4	488.3	84.3	43.5	8.9%
Media Networks(1)	2.8	nm	—	nm	2.8	nm
Other	6.4	nm	—	nm	6.4	nm
	$1,415.3	60.3%	$1,315.8	54.8%	$99.5	7.6%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in fiscal 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Direct operating expenses increased in fiscal 2016, primarily due to higher Television Production revenue and increased Motion Pictures direct operating expense driven by higher amortization rates in fiscal 2016 of our feature films, as compared to fiscal 2015. See further discussion in the Segment Results of Operations section below.
Other consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Pilgrim Media Group.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$619.9	$555.4	$64.5	11.6%
Television Production	39.4	36.1	3.3	9.1%
Media Networks(1)	2.5	—	2.5	nm
	$661.8	$591.5	$70.3	11.9%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$393.1	$302.1	$91.0	30.1%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above, in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in fiscal 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current fiscal year presentation.

Distribution and Marketing expenses increased in fiscal 2016, due to increased Motion Pictures theatrical P&A expenses primarily driven by a greater number of wide releases requiring P&A in fiscal 2016. See further discussion in the Segment Results of Operations section below.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,				Increase (Decrease)
	2016	% of Revenues	2015	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$92.4		$87.8		$4.6	5.2%
Television Production	23.5		15.6		7.9	50.6%
Media Networks	4.8		—		4.8	nm
Corporate	83.4		86.1		(2.7)	(3.1)%
	204.1	8.7%	189.5	7.9%	14.6	7.7%
Share-based compensation expense	56.3		63.3		(7.0)	(11.1)%
Purchase accounting and related adjustments	1.9		—		1.9	nm
Total corporate and other adjustments	58.2		63.3		(5.1)	(8.1)%
Total general and administrative expenses	$262.3	11.2%	$252.8	10.5%	$9.5	3.8%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in fiscal 2016, resulting from higher Motion Pictures and Television Production general and administrative expenses, and increased Media Networks general and administrative expenses related to the Company's start-up direct to consumer SVOD platforms, partially offset by lower corporate general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased primarily due to a decrease in incentive compensation partially offset by increases in rent and facilities cost.
Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The following table reconciles share-based compensation expense included in general and administrative expense to total share-based compensation expense:

	Year Ended
	March 31,
	2016	2015
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$56.3	$63.3
Segment and corporate general and administrative expense(1)	22.2	17.0
Restructuring and other(2)	—	1.2
Total share-based compensation expense	$78.5	$81.5
(1)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which is, when granted, included in segment or corporate general and administrative expenses.
(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 12 to our consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $13.1 million for fiscal 2016 increased $6.5 million from $6.6 million in fiscal 2015, primarily due to an increase in capital assets, including computer equipment and software, leasehold improvements and additions from the acquisition of Pilgrim Media Group.
Restructuring and Other. Restructuring and other increased $9.1 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the fiscal years ended March 31, 2016 and 2015 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$0.6	$2.8	$(2.2)	(78.6)%
Accelerated vesting on equity awards (see Note 13)	—	1.2	(1.2)	nm
Total severance costs	0.6	4.0	(3.4)	(85.0)%
Transaction related costs(2)	14.2	1.7	12.5	nm
Costs related to the move of international sales & distribution organization(3)	—	4.7	(4.7)	(100.0)%
Pension withdrawal costs(4)	2.7	—	2.7	nm
Litigation and other	2.3	0.3	2.0	nm
	$19.8	$10.7	$9.1	85.0%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs were primarily related to the integration of the marketing operations of our Lionsgate and Summit Entertainment film labels.

(2)
Transaction related costs in the fiscal year ended March 31, 2016 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions. Transaction related costs in the fiscal year ended March 31, 2015 represented professional fees related to a certain shareholder transaction (see Note 22 to our consolidated financial statements), and costs related to the Starz Exchange transaction (see Note 6 to our consolidated financial statements).

(3)	Represents costs related to the move of our international sales & distribution organization to the United Kingdom.

(4)	Pension withdrawal costs in the fiscal year ended March 31, 2016 were related to an underfunded multi-employer pension plan in which the Company was no longer participating.
Other Expenses (Income). Interest expense of $54.9 million in fiscal 2016 increased $2.4 million from fiscal 2015. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,
	2016	2015
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$5.4	$6.7
Convertible senior subordinated notes	2.4	3.5
5.25% Senior Notes	11.8	11.8
Term Loan Due 2022	20.2	11.7
Other	5.9	6.0
	45.7	39.7
Non-Cash Based:
Discount and financing costs amortization	9.2	12.8
	$54.9	$52.5
Interest and other income was $1.9 million in fiscal 2016, compared to $2.9 million in fiscal 2015.
Loss on extinguishment of debt was $11.7 million in fiscal 2015, with no comparable loss in fiscal 2016. Amounts in fiscal 2015 primarily resulted from the March 2015 early redemption of the Term Loan Due 2020, which carried a variable interest rate of LIBOR, subject to a 1% floor, plus 4%, in connection with the issuance of the Term Loan Due 2022, which carried a fixed interest rate of 5%.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2016 and 2015:

	March 31, 2016	Year Ended
		March 31,
	Ownership Percentage	2016	2015
		(Amounts in millions)
EPIX(1)(2)	31.15%	$52.1	$48.7
Pop(1)	50.0%	(1.8)	(9.6)
Other(3)	Various	(6.1)	13.4
		$44.2	$52.5
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

(2)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 23 to our consolidated financial statements).

(3)
In April 2014, we sold all of our 34.5% interest in FEARnet, which resulted in a gain on sale of $11.4 million in the fiscal year ended March 31, 2015 included in our other equity method investments income shown above. See Note 6 to our consolidated financial statements.

Income Tax Provision (Benefit). We had an income tax benefit of $76.5 million in fiscal 2016, compared to an expense of $31.6 million in fiscal 2015. Our income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from fiscal 2015. Our income tax provision (benefit) is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
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

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the fiscal year ended March 31, 2016 was $50.2 million, or basic net income per common share of $0.34 on 148.5 million weighted average common shares outstanding and diluted net income per common share of $0.33 on 154.1 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2015 of $181.8 million, or basic net income per common share of $1.31 on 139.0 million weighted average common shares outstanding and diluted net income per common share of $1.23 on 151.8 million common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of operations.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$1,677.4	$1,820.1	$(142.7)	(7.8)%
Expenses:
Direct operating expense	874.3	827.5	46.8	5.7%
Distribution & marketing expense	619.9	555.4	64.5	11.6%
Gross contribution	183.2	437.2	(254.0)	(58.1)%
General and administrative expenses	92.4	87.8	4.6	5.2%
Segment profit	$90.8	$349.4	$(258.6)	(74.0)%

U.S. theatrical P&A expense included in distribution and marketing expense	$393.1	$302.1	$91.0	30.1%

Direct operating expense as a percentage of revenue	52.1%	45.5%

Gross contribution as a percentage of revenue	10.9%	24.0%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the fiscal years ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016			2015			Total Increase (Decrease)
	Feature Film(1)	All Other Product Categories(2)	Total	Feature Film(1)	All Other Product Categories(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$296.5	$17.6	$314.1	$338.4	$15.6	$354.0	$(39.9)
Home Entertainment
Packaged Media	226.4	136.5	362.9	280.8	151.8	432.6	(69.7)
Digital Media(3)	135.7	81.1	216.8	152.5	77.6	230.1	(13.3)
Total Home Entertainment	362.1	217.6	579.7	433.3	229.4	662.7	(83.0)
Television	166.2	38.9	205.1	225.3	44.9	270.2	(65.1)
International	444.1	104.1	548.2	393.2	101.8	495.0	53.2
Other	20.8	9.5	30.3	27.7	10.5	38.2	(7.9)
	$1,289.7	$387.7	$1,677.4	$1,417.9	$402.2	$1,820.1	$(142.7)
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

Theatrical revenue decreased $39.9 million, or 11.3%, in fiscal 2016 as compared to fiscal 2015, primarily due to the relative performance of our feature films, and in particular, the lower box office generated from The Hunger Games: Mockingjay - Part 2 and The Divergent Series: Allegiant as compared to The Hunger Games: Mockingjay - Part 1 and The Divergent Series: Insurgent in fiscal 2015. To a lesser extent, the decrease was also driven by the limited releases of Child 44 and Freeheld in fiscal 2016, and while The Age of Adaline had a strong performance at the box office, under the terms of our distribution arrangement, we recorded only our distribution fee as theatrical revenue.

Home entertainment revenue decreased $83.0 million, or 12.5%, in fiscal 2016, as compared to fiscal 2015. The decrease was primarily driven by the performance of our Feature Film titles released on packaged media in fiscal 2016, compared to the revenue from the titles released on packaged media in fiscal 2015. In particular, significant home entertainment revenues were generated in fiscal 2015 from The Hunger Games: Mockingjay - Part 1 and Divergent, which compared to lower home entertainment revenues generated in fiscal 2016 from The Hunger Games: Mockingjay - Part 2 and The Divergent Series: Insurgent. Additionally, home entertainment revenue from Managed Brands decreased $12.5 million, driven by lower packaged media revenue and slightly offset by increased digital media revenue in fiscal 2016, as compared to fiscal 2015.
Television revenue decreased $65.1 million, or 24.1%, in fiscal 2016, as compared to fiscal 2015, primarily driven by our feature films. In particular, there were a fewer number of titles with television windows opening in fiscal 2016 from our smaller Fiscal 2015 Theatrical Slate and lower revenue was generated from those titles (primarily The Divergent Series: Insurgent, The Hunger Games: Mockingjay - Part 1, John Wick), as compared to revenue generated in fiscal 2015 from our Fiscal 2014 Theatrical Slate (primarily The Hunger Games: Catching Fire, Ender's Game, Red 2). Additionally, fiscal 2015 included a significant contribution from The Hunger Games.
International motion pictures revenue increased $53.2 million, or 10.7%, in fiscal 2016, as compared to fiscal 2015, primarily driven by our feature films, and in particular, a higher contribution from our larger Fiscal 2016 Theatrical Slate in fiscal 2016 (primarily The Hunger Games: Mockingjay Part 2, The Last Witch Hunter, Gods of Egypt, the Divergent Series: Allegiant, Child 44) as compared to the revenue generated by our Fiscal 2015 Theatrical Slate in fiscal 2015 (primarily The Hunger Games: Mockingjay - Part 1, The Divergent Series: Insurgent, Step Up All In). This increase was partially offset by significant contributions in fiscal 2015 from The Hunger Games, The Twilight Saga: Breaking Dawn - Part 1 and The Twilight Saga: Breaking Dawn - Part 2.
Gross Contribution. Gross contribution of the Motion Pictures segment for fiscal 2016 decreased as compared to fiscal 2015, primarily driven our feature films, and is due to lower motion pictures revenue, higher direct operating expenses as a percentage of motion pictures revenue, and to a lesser extent, higher distribution and marketing expenses as a percentage of motion pictures revenue.
Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the higher amortization rates in fiscal 2016 of our Fiscal 2016 and Fiscal 2015 Theatrical Slates as compared to the amortization rates in fiscal 2015 of our Fiscal 2015 and Fiscal 2014 Theatrical Slates. In particular, the amortization rates in fiscal 2016 for The Hunger Games: Mockingjay - Part 2 and to a lesser extent, The Divergent Series: Insurgent and The Last Witch Hunter, were higher as compared to the amortization rates in fiscal 2015 for The Hunger Games: Mockingjay - Part 1 and to a lesser extent, Divergent and The Hunger Games: Catching Fire. Included in Motion Pictures direct operating expenses are investment in film write-downs of approximately $20.4 million in fiscal 2016, compared to approximately $17.3 million in fiscal 2015.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in fiscal 2016 increased as compared to fiscal 2015, primarily driven by higher P&A spending in fiscal 2016 on our Feature Film theatrical releases, in part due to a greater number of wide releases requiring P&A in fiscal 2016. In addition, the increase was driven to a lesser extent, by higher P&A incurred in advance for films to be released in fiscal 2017. In fiscal 2016, approximately $16.6 million of P&A was incurred in advance for films to be released in fiscal 2017, such as Criminal, Now You See Me 2, and Deepwater Horizon. In fiscal 2015, approximately $5.9 million of P&A was incurred in advance for films to be released in fiscal 2016, such as The Hunger Games: Mockingjay - Part 2 and Child 44.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $4.6 million, or 5.2%, primarily due to increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom, new product lines and franchise extension activity.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$669.9	$579.5	$90.4	15.6%
Expenses:
Direct operating expense	531.8	488.3	43.5	8.9%
Distribution & marketing expense	39.4	36.1	3.3	9.1%
Gross contribution	98.7	55.1	43.6	79.1%
General and administrative expenses	23.5	15.6	7.9	50.6%
Segment profit	$75.2	$39.5	$35.7	90.4%

Direct operating expense as a percentage of revenue	79.4%	84.3%

Gross contribution as a percentage of revenue	14.7%	9.5%

Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2016 and 2015:

	Year Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$415.5	$415.2	$0.3	0.1%
International	190.2	112.4	77.8	69.2%
Home Entertainment Revenue
Digital	48.8	34.3	14.5	42.3%
Packaged Media	11.5	10.5	1.0	9.5%
Total Home Entertainment Revenue	60.3	44.8	15.5	34.6%
Other	3.9	7.1	(3.2)	(45.1)%
	$669.9	$579.5	$90.4	15.6%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased slightly in fiscal 2016, as compared to fiscal 2015, primarily due to television revenue in fiscal 2016 of $52.5 million from the November 12, 2015 acquisition of Pilgrim Media Group, which was mostly offset by a decrease in revenue driven by fewer television episodes delivered in fiscal 2016, as compared to fiscal 2015, and in particular, significant revenue in fiscal 2015 from Mad Men (Season 7). Television episodes delivered in fiscal 2016 included episodes of Orange Is The New Black (Season 4), Nashville (Season 4), Manhattan (Season 2), Casual (Season 1) and The Royals (Season 2), among others. Television episodes delivered in fiscal 2015 included episodes delivered of Mad Men (Season 7), Orange Is The New Black (Season 3), Nurse Jackie (Season 7), Nashville (Season 3), Manhattan (Season 1) and Anger Management, among others. In addition, significant domestic television revenue was contributed in fiscal 2016 from Family Feud (Seasons 8 & 9), The Wendy Williams Show (Season 6), and Anger Management, and in fiscal 2015, from Are We There Yet, Family Feud (Seasons 7 & 8), and The Wendy Williams Show (Season 5).
International revenue in fiscal 2016 increased $77.8 million, or 69.2% as compared to fiscal 2015, primarily driven by a significant contribution of revenue from Orange Is the New Black (Seasons 1 - 4), and to a lesser extent, contributions from Blue Mountain State (Seasons 1, 2, & 3) and The Royals (Seasons 1 & 2) in fiscal 2016, partially offset by decreases in revenues from Anger Management and Mad Men.
Home entertainment revenue in fiscal 2016 increased $15.5 million, or 34.6% as compared to fiscal 2015, primarily due to an increase in digital media revenue, largely driven by revenues from Mad Men (Season 7), Manhattan (Season 2), The Royals (Season 1), and Blue Mountain State (Seasons 1, 2 & 3) in fiscal 2016, compared to revenues from Mad Men (Season 7) and Manhattan (Season 1) in fiscal 2015.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2016 increased as compared to fiscal 2015, primarily due to higher Television Production revenue and lower direct operating expenses as a percentage of television production revenue.
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

General and Administrative Expense. General and administrative expenses of the Television Production segment increased $7.9 million, or 50.6%, primarily due to increases in salaries and related expenses associated with the move of our international sales and distribution organization to the United Kingdom and, to a lesser extent, increases in salaries and related expenses associated with our television syndication activities. Additionally, the fiscal year ended March 31, 2016 includes general and administrative expenses of Pilgrim Media Group, acquired in November 2015.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal year ended March 31, 2016. Media Networks was not previously a reportable segment in fiscal 2016 and 2015. In fiscal 2016, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment, with no comparable activity in fiscal 2015.

Year Ended
March 31,
2016
(Amounts in millions)
Media Networks Segment:
Revenue	$0.1
Expenses:
Direct operating expense	2.8
Distribution & marketing expense	2.5
Gross contribution	(5.2)
General and administrative expenses	4.8
Segment profit	$(10.0)

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at March 31, 2017 primarily consisted of our revolving credit facility, Term Loan A, Term Loan B, 5.875% senior notes and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $93.8 million, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the fiscal year ended March 31, 2017.
Dividends. On September 22, 2016, we announced that, as contemplated in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 1, 2016, as amended, our Board of Directors suspended our quarterly cash dividend beginning immediately due to our then anticipated merger with Starz. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $263.4 million for the fiscal year ended March 31, 2017, decreased by $45.4 million for the fiscal year ended March 31, 2016, and increased by $75.5 million for the fiscal year ended March 31, 2015, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,			Net Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Amounts in millions)
Operating Activities:
Operating income (loss)	$(16.3)	$(25.0)	$222.2	$8.7	$(247.2)
Amortization of films and television programs and program rights	1,414.0	1,029.1	900.0	384.9	129.1
Non-cash share-based compensation	76.9	77.9	79.9	(1.0)	(2.0)
Cash interest	(86.8)	(45.7)	(39.7)	(41.1)	(6.0)
Current income tax provision	(14.5)	(8.6)	(17.7)	(5.9)	9.1
Other non-cash charges included in operating activities	87.8	17.0	17.3	70.8	(0.3)
Cash flows from operations before changes in operating assets and liabilities	1,461.1	1,044.7	1,162.0	416.4	(117.3)

Changes in operating assets and liabilities:
Accounts receivable, net	(83.0)	(144.9)	(14.0)	61.9	(130.9)
Investment in films and television programs and program rights	(1,092.0)	(1,066.4)	(1,012.3)	(25.6)	(54.1)
Other changes in operating assets and liabilities	272.5	147.6	(39.2)	124.9	186.8
Changes in operating assets and liabilities	(902.5)	(1,063.7)	(1,065.5)	161.2	1.8
Net Cash Flows Provided By (Used In) Operating Activities	$558.6	$(19.0)	$96.5	$577.6	$(115.5)

Fiscal 2017 as Compared to Fiscal 2016. Cash flows provided by operating activities for the fiscal year ended March 31, 2017 were $558.6 million compared to cash flows used in operating activities of $19.0 million for the fiscal year ended March 31, 2016. The increase in cash provided by operating activities for the fiscal year ended March 31, 2017 as compared to the fiscal year ended March 31, 2016 is due to higher cash flows from operations before changes in operating assets and liabilities, lower increases in accounts receivables, and increases from changes in other operating assets and liabilities primarily driven by increases in accounts payable and accrued liabilities, and participations and residuals, partially offset by a decrease in deferred revenue and higher investment in films and television programs and program rights.
Fiscal 2016 as Compared to Fiscal 2015. Cash flows used in operating activities for the fiscal year ended March 31, 2016 were $19.0 million compared to cash flows provided by operating activities for the year ended March 31, 2015 of $96.5 million. The increase in cash used in operating activities in fiscal 2016 as compared to fiscal 2015 was primarily due to lower operating income (loss), greater increases in accounts receivable and increased investment in films and television programs production activity, including the production of Deepwater Horizon, The Divergent Series: Allegiant, Power Rangers, John Wick: Chapter Two, and Orange Is The New Black - Season 4. These changes were partially offset by higher amortization of films and television programs, and increases in changes in other operating assets and liabilities primarily driven by increases in participations and residuals, deferred revenue and accounts payable and accrued liabilities in fiscal 2016 as compared to fiscal 2015.
Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of equity method investees	$—	$—	$14.5
Investment in equity method investees and other	(20.6)	(16.8)	(52.7)
Distributions from equity method investees	3.1	—	—
Purchase of Starz, net of cash acquired of $73.5	(1,102.6)	—	—
Purchase of Pilgrim Media Group, net of cash acquired of $15.8	—	(126.9)	—
Capital expenditures	(25.2)	(18.4)	(17.0)
Net Cash Flows Used In Investing Activities	$(1,145.3)	$(162.1)	$(55.2)
Fiscal 2017 as Compared to Fiscal 2016. Cash used in investing activities of $1.1 billion for the fiscal year ended March 31, 2017 compared to $162.1 million for the fiscal year ended March 31, 2016, as reflected above. The change was primarily due to cash used for the purchase of Starz of $1.1 billion, net of cash acquired in fiscal 2017, compared to cash used for the purchase of Pilgrim Media Group of $126.9 million, net of cash acquired in fiscal 2016.
Fiscal 2016 as Compared to Fiscal 2015. Cash used in investing activities of $162.1 million for the fiscal year ended March 31, 2016 compared to cash used in investing activities of $55.2 million for the fiscal year ended March 31, 2015, as reflected above. The change was primarily due to cash used for the purchase of Pilgrim Media Group of $126.9 million, net of cash acquired in fiscal 2016. In addition, fiscal 2015 included proceeds from the sale of equity method investees, due to the sale of our interest in FEARnet, with no comparable proceeds in fiscal 2016. These were partially offset by lower cash used for investment in equity method investees and other in fiscal 2016 as compared to fiscal 2015, primarily driven by a cash investment in Telltale Games of $28.0 million along with a $2.0 million investment in Next Games in fiscal 2015, and lower investment in our equity method investee, Pop ($8.8 million in fiscal 2016 compared to $15.0 million in fiscal 2015) (see Note 6 to our consolidated financial statements).

Financing Activities. Cash flows provided by financing activities for the fiscal years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
Debt - borrowings	$4,002.8	$629.5	$1,149.2
Debt - repayments	(2,766.9)	(444.5)	(1,105.6)
Net proceeds from debt	1,235.9	185.0	43.6

Production loans - borrowings	296.0	572.6	631.7
Production loans - repayments	(632.6)	(483.1)	(449.6)
Net proceeds from production loans	(336.6)	89.5	182.1

Repurchase of common shares	—	(73.2)	(144.8)
Other financing activities	(49.2)	(65.6)	(46.7)
Net Cash Flows Provided By Financing Activities	$850.1	$135.7	$34.2
Fiscal 2017. Cash flows provided by financing activities of $850.1 million for the fiscal year ended March 31, 2017 compared to cash flows provided by financing activities of $135.7 million for the fiscal year ended March 31, 2016. Cash flows provided by financing activities for the fiscal year ended March 31, 2017 primarily relate to borrowings, partially offset by repayments, in connection with the Starz Merger. As discussed in the Overview section, in connection with the Starz Merger, the Company used the proceeds of the 5.875% Senior Notes, Term Loan A, Term Loan B and a portion of the revolving credit facility to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement. The following table presents further detail of the debt borrowings and repayments shown in the table above:

Year Ended
March 31,
2017
(Amounts in millions)
Debt - borrowings:
Previously outstanding senior revolving credit facility	$454.0
Proceeds from new corporate debt financing:
Revolving credit facility, net of debt issuance costs of $22.5	126.5
Term Loan A, net of debt issuance costs of $22.0	978.0
Term Loan B, net of debt issuance costs of $54.8	1,945.2
5.875% Senior Notes, net of debt issuance costs of $20.9	499.1
$4,002.8
Debt - repayments:
Previously outstanding senior revolving credit facility	$(615.0)
Revolving credit facility	(149.0)
Term Loan A	(12.5)
Term Loan B	(400.0)
5.25% Senior Notes	(239.6)
Term Loan Due 2022	(408.0)
Starz credit agreement	(255.0)
Starz senior notes	(686.1)
Capital leases	(1.8)
$(2,767.0)

In addition, the fiscal year ended March 31, 2017 reflects net production loan repayments of $336.6 million and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $40.9 million required on equity awards.
Fiscal 2016. Cash flows provided by financing activities of $135.7 million for the fiscal year ended March 31, 2016 increased from $34.2 million for the year ended March 31, 2015. Cash flows provided by financing activities for the fiscal year ended March 31, 2016 primarily reflects net proceeds from debt borrowings of $185.0 million, which included net borrowings under our previously outstanding senior revolving credit facility of $161.0 million and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, and net borrowings under production loans of $89.5 million, offset by cash used for share repurchases and other financing activities which includes dividend payments of $47.4 million and payments for tax withholding of $24.2 million required on equity awards offset by the proceeds from the exercise of stock options.
Fiscal 2015. Cash flows provided by financing activities of $34.2 million for the year ended March 31, 2015 primarily reflects net proceeds from debt borrowings of $43.6 million, which included net proceeds of $370.7 million from the issuance of our Term Loan Due 2022, offset by the related redemption of the Term Loan Due 2020 for $229.5 million (see discussion under Debt Transactions below), and net repayments under our previously outstanding senior revolving credit facility of $97.6 million. Cash flows provided by financing activities in fiscal 2015 also included net borrowings under production loan of $182.1 million, offset by cash used for share repurchases and other financing activities which includes dividend payments of $33.4 million and tax withholding of $20.1 million required on equity awards offset by the exercise of stock options.

Debt
See Note 8 to our consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of March 31, 2017 and March 31, 2016 were as follows:

	Maturity Date	Principal Amounts Outstanding
		March 31,	March 31,
		2017	2016
		(Amounts in millions)
Revolving credit facilities(1)	December 2021	$—	$161.0
Term Loan A(1)	December 2021	987.5	—
Term Loan B(1)	December 2023	1,600.0	—
5.875% Senior Notes(2)	November 2024	520.0	—
Convertible senior subordinated notes
January 2012 4.00% Notes	January 2017	—	41.9
April 2013 1.25% Notes(3)	April 2018	60.0	60.0
5.25% Senior Notes	August 2018	—	225.0
Term Loan Due 2022	March 2022	—	400.0
Capital lease obligations	Various	57.7	—
		$3,225.2	$887.9
 ______________________

(1)	Senior Credit Facilities:

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at March 31, 2017 there was $1.0 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at March 31, 2017. We are required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.50%), subject to possible reductions in the margin of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 3.48% as of March 31, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) (effective interest rate of 3.98% as of March 31, 2017).

(iii)	Required Principal Payments:

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

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors, subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of March 31, 2017, we were in compliance with all applicable covenants.

(2)
5.875% Senior Notes: The 5.875% Senior Notes contain a number of restrictions and covenants, and as of March 31, 2017, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(3)	April 2013 1.25% Notes: As of March 31, 2017, the April 2013 1.25% Notes were convertible at $29.19 per share.

(4)
Capital Lease Obligations: Represent lease agreements acquired in the Starz Merger (see Note 3), and include a ten-year commercial lease for a building with an imputed annual interest rate of 7.2%, with an additional four successive five-year renewal periods at our option and capital lease arrangements for Starz's transponder capacity that expire from 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

Debt Transactions

Fiscal 2017

Senior Credit Facilities and 5.875% Senior Notes. In connection with the Starz Merger, Lionsgate entered into the Credit Agreement which provided for: (i) a $1.0 billion revolving credit facility (ii) the $1.0 billion Term Loan A, and (iii) the $2.0 billion Term Loan B. In addition, Lionsgate issued $520 million of the 5.875% Senior Notes. The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility (amounting to $50 million) to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.

In February 2017, we prepaid $400.0 million in principal amount of the $2.0 billion Term Loan B, together with accrued and unpaid interest with respect to such principal amount.

In March 2017, we made our first quarterly required principal payment of $12.5 million on the Term Loan A.

See table below for conversions of convertible senior subordinated notes.

Fiscal 2016

Amendment of Term Loan Due 2022. In May 2015, we amended the credit agreement governing our previously outstanding Term Loan Due 2022, and pursuant to the amended credit agreement, borrowed an additional aggregate amount of $25.0 million.

Fiscal 2015

Issuance of Term Loan Due 2022 and Redemption of Term Loan Due 2020. On March 17, 2015, we entered into a second lien credit and guarantee agreement (the "Credit Agreement") and borrowed a term loan of $375 million (the "Term Loan Due 2022"). Contemporaneously with the issuance of the Term Loan Due 2022 (which carried a fixed interest rate of 5.00%), we used a portion of the proceeds to redeem our seven-year $225.0 million term loan agreement (the "Term Loan Due 2020") (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%). In conjunction with the early redemption of the Term Loan Due 2020, we paid a call premium pursuant to the terms of the agreement governing the Term Loan Due 2020 of $4.5 million.

Convertible Senior Subordinated Notes Conversions. During the years ended March 31, 2017, 2016 and 2015, there were various conversions of our convertible senior subordinated notes. The table below summarizes the total principal amount converted, common shares issued upon conversion and weighted average conversion price per share (see Note 8 to our consolidated financial statements for detailed information by debt instrument):

	Year Ended
	2017	2016	2015
	(Amounts in millions, except share amounts)
Principal amount converted	$41.9	$16.2	24.2
Common shares issued upon conversion	4,098,922	1,983,058	2,945,730
Weighted average conversion price per share	$10.21	$8.15	$8.20

Production Loans
The amounts outstanding under our production loans as of March 31, 2017 and 2016 were as follows:

	March 31,	March 31,
	2017	2016
	(Amounts in millions)
Production loans(1)	$353.8	$690.4
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.89% to 4.21%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2017:

	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2017 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	50.0	55.0	77.5	100.0	705.0	—	987.5
Term Loan B	20.0	20.0	20.0	20.0	20.0	1,500.0	1,600.0
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	369.6	108.8	1.8	1.7	1.5	1.1	484.5
Principal amounts of convertible senior subordinated notes	—	60.0	—	—	—	—	60.0
Capital lease obligations	6.0	5.4	3.9	3.0	0.9	38.5	57.7
	445.6	249.2	103.2	124.7	727.4	2,059.6	3,709.7
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	501.3	225.4	97.5	69.9	55.3	62.6	1,012.0
Interest payments(3)	137.1	146.6	150.4	148.9	145.6	280.7	1,009.3
Operating lease commitments	17.9	17.1	17.1	16.8	15.7	32.2	116.8
Other contractual obligations	373.1	99.4	41.2	15.9	10.0	2.6	542.2
	1,029.4	488.5	306.2	251.5	226.6	378.1	2,680.3
Total future commitments under contractual obligations (4)(5)	$1,475.0	$737.7	$409.4	$376.2	$954.0	$2,437.7	$6,390.0
 ___________________

(1)
Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)
Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments, and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include future interest payments associated with the commitment.

(3)
Includes cash interest payments on our debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(4)
Not included in the amounts above is a $812.9 million dissenting shareholders' liability associated with the Starz Merger, which is not expected to be settled within the next year (see Note 3 to our consolidated financial statements).

(5)
Not included in the amounts above are $93.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. We do not license films produced by Sony Pictures Animation. The programming fees to be paid by us to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers. In addition to the amounts stated above in the table, we are also obligated to pay fees for films that have not yet been released in theaters. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.

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

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $170.1 million at March 31, 2017 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2017 and March 31, 2016 was $1.4 billion and $1.5 billion, respectively.
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services that could expose us to liability that is not reflected on the face of our consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our consolidated financial statements are presented in the table above.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of March 31, 2017, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2017):

March 31, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£16.5	in exchange for	$20.5	£0.81
Hungarian Forint	HUF 1,038.5	in exchange for	$3.9	HUF 269.26
Euro	€1.8	in exchange for	$2.0	€0.88
Canadian Dollar	C$24.7	in exchange for	$18.8	C$1.31
New Zealand Dollar	NZD 3.3	in exchange for	$2.4	NZD 0.73
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2017 were losses, net of tax, of $3.5 million (2016 - losses, net of tax, of $0.2 million; 2015 - gains, net of tax, of $2.8 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2017 were less than $1 million (2016 - $1.3 million; 2015 - $0.4 million) and are included in direct operating expenses in the accompanying consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to 2.50% plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.0 billion, based on the applicable LIBOR in effect as of March 31, 2017, each quarter point change in interest rates would result in a $5.0 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to 3.00% plus LIBOR. The LIBOR rate on the Term Loan B is subject to a floor of 0.75%. Assuming the Term Loan B outstanding balance and the applicable LIBOR in effect as of March 31, 2017, a quarter point change in interest rates would result in $4.0 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.89% to 4.21% and applicable margins ranging from 2.25% over the one, two, three, or six-month LIBOR to 2.50% over the one, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in less than $1 million in additional costs capitalized to the respective film or television asset.

At March 31, 2017, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $558.3 million, and an estimated fair value of $600.6 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $26.4 million and $22.9 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2017:

		Year Ended March 31,						Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	March 31, 2017
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	50.0	55.0	77.5	100.0	705.0	—	987.5	983.8
Average Interest Rate	3.48%	3.48%	3.48%	3.48%	3.48%	—
Term Loan B(2)	20.0	20.0	20.0	20.0	20.0	1,500.0	1,600.0	1,610.0
Average Interest Rate	3.98%	3.98%	3.98%	3.98%	3.98%	3.98%
Production loans(3)	282.6	71.2	—	—	—	—	353.8	353.8
Average Interest Rate	4.08%	4.20%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	542.1
Average Interest Rate	—	—	—	—	—	5.875%
April 2013 1.25% Notes	—	60.0	—	—	—	—	60.0	58.5
Average Interest Rate	—	1.25%	—	—	—	—
	$352.6	$206.2	$97.5	$120.0	$725.0	$2,020.0	$3,521.3	$3,548.2
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

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.89% to 4.21%.

(4)	Senior notes with a fixed interest rate equal to 5.875%.

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

As of March 31, 2017, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2017.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). On December 8, 2016, we acquired Starz and, as a result, we have begun integrating the processes, systems and controls relating to Starz into our existing system of internal control over financial reporting in accordance with our integration plans. Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2017 did not include the internal controls of Starz because of the timing of this acquisition. Starz represented $5.8 billion of total assets and $4.6 billion of total net assets as of March 31, 2017, and $483.2 million of revenues and $79.4 million of income before income taxes for the year then ended.

Based on this assessment, our management has concluded that, as of March 31, 2017, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

We acquired Starz on December 8, 2016, and the addition of Starz's financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lions Gate Entertainment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Starz, which is included in the fiscal 2017 consolidated financial statements of Lions Gate Entertainment Corp. and constituted $5.8 billion of total assets and $4.6 billion of net assets as of March 31, 2017, and $483.2 million of revenues and $79.4 million of income before income taxes for the year then ended. Our audit of internal control over financial reporting of Lions Gate Entertainment Corp. also did not include an evaluation of the internal control over financial reporting of Starz.

In our opinion, Lions Gate Entertainment Corp. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017 of Lions Gate Entertainment Corp. and our report dated May 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 25, 2017

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-72.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2017
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2017:
Reserves:
Returns and allowances	$51.8	$149.3	$24.3	(2)	$(156.8)	(3)	$68.6
Provision for doubtful accounts	$6.0	$(0.2)	$3.2	(2)	$—		$9.0
Deferred tax valuation allowance	$10.1	$0.4	$1.4	(2)	$(6.0)	(4)	$5.9

Year Ended March 31, 2016:
Reserves:
Returns and allowances	$64.4	$136.8	$—		$(149.4)	(3)	$51.8
Provision for doubtful accounts	$4.1	$1.9	$—		$—		$6.0
Deferred tax valuation allowance	$9.3	$—	$0.8		$—		$10.1

Year Ended March 31, 2015:
Reserves:
Returns and allowances	$106.7	$162.3	$—		$(204.6)	(3)	$64.4
Provision for doubtful accounts	$4.9	$(0.5)	$—		$(0.3)	(5)	$4.1
Deferred tax valuation allowance	$8.9	$—	$0.4		$—		$9.3
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Opening balances due to the acquisition of Starz on December 8, 2016.

(3)	Actual returns and fluctuations in foreign currency exchange rates.

(4)
Valuation allowance reversal, of which $1.4 million was recorded as a tax benefit in the consolidated statement of income, and $4.6 million was recorded in other comprehensive income. The $4.6 million relates to the gain on Starz investment.

(5)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

Item 15(b).
INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
2.1(1)	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.
2.2 (2)	Membership Interest Purchase Agreement dated April 5, 2017 among Lions Gate Films Holdings Company #2, Inc., Viacom International Inc., Paramount NMOC LLC, and Metro-Goldwyn-Mayer Studios Inc.
3.1(3)	Articles
3.2(4)	Notice of Articles
4.1(5)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee
4.2(6)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee
4.3(7)	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and U.S. Bank National Association, as trustee
10.1*x	Director Compensation Summary
10.2 (8)	Form of Director Indemnity Agreement
10.3 (9)	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.4 (10)	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto
10.5 (11)
Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto

10.6 (12)*	Executive Annual Bonus Program
10.7 (13)*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer
10.8 (14)	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto
10.9 (15)
Underwriting Agreement dated April 8, 2015, by and among Lions Gate Entertainment Corp., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP and J.P. Morgan Securities LLC

10.10 (16)*	Employment Agreement between Lions Gate Films, Inc. and Steve Beeks dated May 6, 2015
10.11 (17)
Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC

10.12 (18)
Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC

10.13 (19)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited
10.14 (20)	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.
10.15 (21)
Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.

10.16 (22)*	Employment Agreement between Lions Gate Films, Inc. and Brian Goldsmith dated November 13, 2015
10.17 (23)*	Employment Agreement between Lions Gate Entertainment, Inc. and Wayne Levin dated November 13, 2015
10.18 (24)
Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto

10.20 (25)	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto
10.21 (26)
Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)

10.22 (27)
Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto

Exhibit
Number	Description of Documents
10.23 (28)
Commitment Letter, dated as of June 27, 2016, among Lions Gate, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc.

10.24 (29)	Lions Gate Entertainment Corp. 2012 Performance Incentive Plan.
10.25 (30)*	Amendment to Employment Agreement, dated October 11, 2016, between the Company and Jon Feltheimer
10.26 (31)	Indenture, dated as of October 27, 2016, by and between LG FinanceCo Corp. and Deutsche Bank Trust Company Americas, as trustee
10.27 (32)	Securities Issuance and Payment Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and AT&T Media Holdings, Inc.
10.28 (33)	Registration Rights Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp. and AT&T Media Holdings, Inc.
10.29 (34)*	Amendment to Employment Agreement, dated November 3, 2016, between Lions Gate Entertainment Corp. and Michael Burns
10.30 (35)
Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.31 (36)*	Starz Transitional Stock Adjustment Plan
10.32 (37)*	Starz 2016 Omnibus Incentive Plan
10.33 (38)*	Starz 2011 Nonemployee Director Plan
10.34 (39)*	Starz 2011 Incentive Plan
10.35 (40)*	Employment Agreement between Lions Gate Entertainment Inc. and James W. Barge dated December 28, 2016
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (with respect to financial statements of Lions Gate Entertainment Corp.)
23.2x	Consent of Ernst & Young LLP, Independent Auditors (with respect to financial statements of Pop Media Group, LLC)
23.3x	Consent of PricewaterhouseCoopers LLP, Independent Auditors
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Studio 3 Partners LLC Audited Financial Statements for the years ended September 30, 2016, 2015 and 2014
99.2x	Pop Media Group, LLC Audited Consolidated Financial Statements as of March 31, 2017 and 2016, and for each of the three fiscal years ended March 31, 2017
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder's Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on July 1, 2016.

(2)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on April 5, 2017.

(3)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.

(4)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Amendment No. 1 to Current Report on Form 8-K/A, as filed on December 9, 2016.

(5)	Incorporated by reference as Exhibit 4.1 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.

(6)	Incorporated by reference as Exhibit 4.2 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.

(7)	Incorporated by reference as Exhibit 4.3 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.

(8)	Incorporated by reference as Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

(9)	Incorporated by reference as Exhibit 10.65 to the Company's Current Report on Form 8-K as filed on July 10, 2009.

(10)	Incorporated by reference as Exhibit 10.68 to the Company's Current Report on Form 8-K as filed on October 23, 2009.

(11)	Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on January 17, 2012.

(12)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 31, 2013.

(13)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 3, 2013.

(14)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on February 11, 2015.

(15)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on April 9, 2015.

(16)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on May 7, 2015.

(17)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(18)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(19)	Incorporated by reference as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(20)	Incorporated by reference as Exhibit 10.4 to the Company's Current Report on Form 8-K as filed on November 10, 2015.

(21)	Incorporated by reference as Exhibit 1.1 to the Company's Current Report on Form 8-K as filed on November 13, 2015.

(22)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

(23)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on November 19, 2015.

(24)	Incorporated by reference as Exhibit 10.116 to the Company's Quarterly Report on Form 10-Q as filed on February 4, 2016.

(25)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on July 1, 2016.

(26)	Incorporated by reference as Exhibit 10.7 to the Company's Current Report on Form 8-K as filed on July 1, 2016.

(27)	Incorporated by reference as Exhibit 10.8 to the Company's Current Report on Form 8-K as filed on July 1, 2016.

(28)	Incorporated by reference as Exhibit 10.9 to the Company's Current Report on Form 8-K as filed on July 1, 2016.

(29)	Incorporated by reference as Exhibit 10.127 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016.

(30)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 13, 2016.

(31)	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on October 27, 2016.

(32)	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 27, 2016.

(33)	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on October 27, 2016.

(34)	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on November 4, 2016.

(35)	Incorporated by reference to Exhibit 10.1 to Lions Gate’s Current Report on Form 8-K, filed with on December 8, 2016.

(36)	Incorporated by reference to Exhibit 99.1 to Lions Gate’s Post-Effective Amendment 2 on From S-3 to Form S-4 Registration Statement filed on December 13, 2016.

(37)	Incorporated by reference to Exhibit 99.3 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016.

(38)	Incorporated by reference to Exhibit 99.2 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016

(39)	Incorporated by reference to Exhibit 99.1 to Lions Gate’s Post-Effective Amendment 1 on From S-8 to Form S-3, as filed on December 13, 2016

(40)	Incorporated by reference as Exhibit 10.137 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016.
2017.
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2017.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 25, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Wayne Levin and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2017
James W. Barge

/s/ MICHAEL BURNS	Director	May 25, 2017
Michael Burns

/s/ GORDON CRAWFORD	Director	May 25, 2017
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 25, 2017
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2017
Jon Feltheimer

/s/ EMILY FINE	Director	May 25, 2017
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 25, 2017
Michael T. Fries

/s/ SIR LUCIAN GRAINGE	Director	May 25, 2017
Sir Lucian Grainge

/s/ DR. JOHN C. MALONE	Director	May 25, 2017
Dr. John C. Malone

/s/ G. SCOTT PATERSON	Director	May 25, 2017
G. Scott Paterson

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 25, 2017
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 25, 2017
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 25, 2017
Hardwick Simmons

/s/ DAVID M. ZASLAV	Director	May 25, 2017
David M. Zaslav

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lions Gate Entertainment Corp.

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lions Gate Entertainment Corp. at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
May 25, 2017

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$321.9	$57.7
Restricted cash	2.8	2.9
Accounts receivable, net	908.1	570.1
Program rights	261.7	—
Other current assets	195.9	236.9
Total current assets	1,690.4	867.6
Investment in films and television programs and program rights, net	1,729.5	1,457.6
Property and equipment, net	165.5	43.4
Investments	371.5	464.3
Intangible assets	2,046.7	11.4
Goodwill	2,700.5	534.8
Other assets	472.8	320.7
Deferred tax assets	20.0	134.4
Total assets	$9,196.9	$3,834.2
LIABILITIES
Accounts payable and accrued liabilities	$573.0	$354.9
Participations and residuals	514.9	437.3
Film obligations and production loans	367.2	663.2
Debt - short term portion	77.9	40.1
Deferred revenue	156.9	246.4
Total current liabilities	1,689.9	1,741.9
Debt	3,047.0	825.1
Participations and residuals	359.7	170.1
Film obligations and production loans	116.0	51.8
Other liabilities	50.3	22.7
Dissenting shareholders' liability	812.9	—
Deferred revenue	72.7	81.8
Deferred tax liabilities	440.2	—
Redeemable noncontrolling interest	93.8	90.5
Commitments and contingencies (Note 17)
SHAREHOLDERS' EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 81.1 shares issued (March 31, 2016 - no shares issued)	605.7	—
Class B non-voting common shares, no par value, 500.0 shares authorized, 126.4 shares issued (March 31, 2016 - no shares issued)	1,914.1	—
Common shares, no par value, no shares issued (March 31, 2016 - 146.8 shares issued)	—	885.8
Retained earnings	10.6	7.6
Accumulated other comprehensive loss	(16.0)	(43.1)
Total shareholders' equity	2,514.4	850.3
Total liabilities and shareholders' equity	$9,196.9	$3,834.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions, except per share amounts)
Revenues	$3,201.5	$2,347.4	$2,399.6
Expenses:
Direct operating	1,903.8	1,415.3	1,315.8
Distribution and marketing	806.8	661.8	591.5
General and administration	355.4	262.4	252.8
Depreciation and amortization	63.1	13.1	6.6
Restructuring and other	88.7	19.8	10.7
Total expenses	3,217.8	2,372.4	2,177.4
Operating income (loss)	(16.3)	(25.0)	222.2
Other expenses (income):
Interest expense
Cash interest	86.8	45.7	39.7
Interest on dissenters' liability	15.5	—	—
Discount and financing costs amortization	12.9	9.2	12.8
Total interest expense	115.2	54.9	52.5
Interest and other income	(6.4)	(1.9)	(2.9)
Gain on Starz investment	(20.4)	—	—
Loss on extinguishment of debt	40.4	—	11.7
Total other expenses, net	128.8	53.0	61.3
Income (loss) before equity interests and income taxes	(145.1)	(78.0)	160.9
Equity interests income	10.7	44.2	52.5
Income (loss) before income taxes	(134.4)	(33.8)	213.4
Income tax provision (benefit)	(148.9)	(76.5)	31.6
Net income	14.5	42.7	181.8
Less: Net loss attributable to noncontrolling interest	0.3	7.5	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$181.8

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.09	$0.34	$1.31
Diluted net income per common share	$0.09	$0.33	$1.23

Weighted average number of common shares outstanding:
Basic	165.0	148.5	139.0
Diluted	172.2	154.1	151.8

Dividends declared per common share	$0.09	$0.34	$0.26

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Net income	$14.5	$42.7	$181.8
Foreign currency translation adjustments, net of tax	(8.1)	(3.1)	(6.4)
Net unrealized gain (loss) on available-for-sale securities, net of tax	56.4	(37.6)	2.7
Reclassification adjustment for gain on available-for-sale securities realized in net income	(17.8)	—	—
Net unrealized gain (loss) on foreign exchange contracts, net of tax	(3.5)	(0.2)	2.8
Comprehensive income	41.5	1.8	180.9
Less: Comprehensive loss attributable to noncontrolling interest	0.3	7.5	—
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$41.8	$9.3	$180.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number	Amount	Number	Amount	Number	Amount			Total
	(Amounts in millions)
Balance at March 31, 2014	—	$—	—	$—	141.0	$743.8	$(157.9)	$(1.4)	$584.5
Exercise of stock options	—	—	—	—	0.5	6.8	—	—	6.8
Share-based compensation, net	—	—	—	—	0.8	47.5	—	—	47.5
Conversion of convertible senior subordinated notes	—	—	—	—	2.9	24.0	—	—	24.0
Issuance of common shares related to investments	—	—	—	—	5.3	170.9	—	—	170.9
Issuance of common shares to directors for services	—	—	—	—	—	0.5	—	—	0.5
Repurchase of common shares, no par value	—	—	—	—	(5.0)	(136.5)	—	—	(136.5)
Dividends declared	—	—	—	—	—	(26.2)	(10.2)	—	(36.4)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	—	—	—	—	181.8	—	181.8
Other comprehensive loss	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2015	—	$—	—	$—	145.5	$830.8	$13.7	$(2.2)	$842.3
Exercise of stock options	—	—	—	—	0.4	6.1	—	—	6.1
Share-based compensation, net	—	—	—	—	1.0	48.5	—	—	48.5
Conversion of convertible senior subordinated notes	—	—	—	—	2.0	16.2	—	—	16.2
Issuance of common shares to directors for services	—	—	—	—	—	0.4	—	—	0.4
Issuance of common shares related to Pilgrim Media Group acquisition	—	—	—	—	1.5	57.0	—	—	57.0
Repurchase of common shares, no par value	—	—	—	—	(3.6)	(73.2)	—	—	(73.2)
Dividends declared	—	—	—	—	—	—	(50.4)	—	(50.4)
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	—	—	—	—	50.2	—	50.2
Other comprehensive loss	—	—	—	—	—	—	—	(40.9)	(40.9)
Noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5.9)	—	(5.9)
Balance at March 31, 2016	—	$—	—	$—	146.8	$885.8	$7.6	$(43.1)	$850.3
Exercise of stock options	—	—	—	—	0.6	0.7	—	—	0.7
Share-based compensation, net	—	—	—	—	1.0	36.4	—	—	36.4
Issuance of common shares to directors for services	—	—	—	—	—	0.4	—	—	0.4
Dividends declared	—	—	—	—	—	(7.0)	(6.3)	—	(13.3)
Reclassification of common shares	74.2	458.0	74.2	458.0	(148.4)	(916.3)	—	—	(0.3)
Issuance of common shares related to Starz Merger	4.6	121.6	46.9	1,206.1	—	—	—	—	1,327.7
Issuance of replacement equity awards related to the Starz Merger	—	—	1.1	186.5	—	—	—	—	186.5
Exercise of stock options	0.1	0.9	1.8	23.8	—	—	—	—	24.7
Share-based compensation	0.2	3.8	0.4	18.3	—	—	—	—	22.1
Conversion of convertible senior subordinated notes	2.0	21.4	2.0	21.4	—	—	—	—	42.8
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	—	—	—	—	14.8	—	14.8
Other comprehensive income	—	—	—	—	—	—	—	27.1	27.1
Noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5.5)	—	(5.5)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	$—	$—	$10.6	$(16.0)	$2,514.4

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Operating Activities:
Net income	$14.5	$42.7	$181.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63.1	13.1	6.6
Amortization of films and television programs and program rights	1,414.0	1,029.1	900.0
Interest on dissenters' liability	15.5	—	—
Discount and financing costs amortization	12.9	9.2	12.8
Non-cash share-based compensation	76.9	77.9	79.9
Other non-cash items	4.3	2.0	—
Distribution from equity method investee	14.0	—	7.8
Gain on Starz investment	(20.4)	—	—
Loss on extinguishment of debt	40.4	—	11.7
Equity interests income	(10.7)	(44.2)	(52.5)
Deferred income taxes (benefit)	(163.4)	(85.1)	13.9
Changes in operating assets and liabilities:
Restricted cash	0.1	(0.4)	6.4
Accounts receivable, net	(83.0)	(144.9)	(14.0)
Investment in films and television programs and program rights, net	(1,092.0)	(1,066.4)	(1,012.3)
Other assets	(4.8)	(13.4)	(5.3)
Accounts payable and accrued liabilities	152.9	28.9	(5.1)
Participations and residuals	205.3	134.9	2.7
Film obligations	17.1	(30.7)	(25.0)
Deferred revenue	(98.1)	28.3	(12.9)
Net Cash Flows Provided By (Used In) Operating Activities	558.6	(19.0)	96.5
Investing Activities:
Proceeds from the sale of equity method investees	—	—	14.5
Investment in equity method investees and other	(20.6)	(16.8)	(52.7)
Distributions from equity method investees	3.1	—	—
Purchase of Starz, net of cash acquired of $73.5 (see Note 3)	(1,102.6)	—	—
Purchase of Pilgrim Media Group, net of cash acquired of $15.8 (see Note 3)	—	(126.9)	—
Capital expenditures	(25.2)	(18.4)	(17.0)
Net Cash Flows Used In Investing Activities	(1,145.3)	(162.1)	(55.2)
Financing Activities:
Debt - borrowings	4,002.8	629.5	1,149.2
Debt - repayments	(2,766.9)	(444.5)	(1,105.6)
Production loans - borrowings	296.0	572.6	631.7
Production loans - repayments	(632.6)	(483.1)	(449.6)
Repurchase of common shares	—	(73.2)	(144.8)
Dividends paid	(26.8)	(47.5)	(33.4)
Distributions to noncontrolling interest	(6.9)	—	—
Exercise of stock options	25.4	6.1	6.8
Tax withholding required on equity awards	(40.9)	(24.2)	(20.1)
Net Cash Flows Provided By Financing Activities	850.1	135.7	34.2
Net Change In Cash And Cash Equivalents	263.4	(45.4)	75.5
Foreign Exchange Effects on Cash	0.8	0.4	1.5
Cash and Cash Equivalents - Beginning Of Period	57.7	102.7	25.7
Cash and Cash Equivalents - End Of Period	$321.9	$57.7	$102.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a vertically integrated next generation global content leader with a diversified presence in motion picture production and distribution, television programming and syndication, premium pay television networks, home entertainment, global distribution and sales, interactive ventures and games and location-based entertainment.
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). See Note 3 for further detail regarding the transaction.

2. Significant Accounting Policies
(a) Generally Accepted Accounting Principles
These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
(b) Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of Lionsgate and its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.
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
(d) Reclassifications
Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation. Historically, the Company has presented an unclassified balance sheet. As a result of the merger with Starz (see Note 3), the Company is now presenting a classified balance sheet and, accordingly, reclassification adjustments to the Company's historical unclassified balance sheet have been made to present a consolidated classified balance sheet. In addition to these reclassification adjustments, the Company has made the following reclassifications to the consolidated balance sheet as of March 31, 2016 to conform to the current year presentation: (i) reclassified $20.7 million of product inventory from investment in film and television programs to other current assets; (ii) reclassified $222.1 million of long-term accounts receivable to other non-current assets; (iii) reclassified $190.0 million of short-term tax credits receivable to other current assets and $67.1 million of long-term tax credits receivable to other non-current assets; (iv) reclassified $11.4 million of intangible assets from other assets to the new separate line item for intangible assets; (v) reclassified the carrying value of its previous senior revolving credit facility ($156.1 million), former 5.25% senior notes ($220.8 million), former term loan ($388.2 million) and convertible senior subordinated notes ($100.0 million) into the new separate line item for debt (current and non-current) on the consolidated balance sheet.
(e) Revenue Recognition
Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(h) Investment in Films and Television Programs and Program Rights
Investment in Films and Television Programs: Investment in films and television programs includes the unamortized costs of completed films and television programs which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired as part of acquisitions of companies, films and television programs in progress and in development and home entertainment product inventory.
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2017, 2016, and 2015, total capitalized interest was $8.7 million, $19.9 million, and $15.6 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2017 and 2016, the Company recorded impairment charges of $22.7 million and $25.0 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology that includes cash flows estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 11). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Home entertainment product inventory consists of DVDs and Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method), and are included within other current assets on the consolidated balance sheet (see Note 19). Costs of DVDs and Blu-ray discs sales, including shipping and handling costs, are included in distribution and marketing expenses.
Program Rights: The cost of program rights for films and television programs exhibited on the Starz premium networks are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases.
The cost of original series in the Company's new Media Networks reporting segment (see Note 16) is allocated between the pay television market, and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified from investment in film and television programs to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs within the Media Networks segment. All the costs of original programming that is produced by the Media Networks segment are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.
(i) Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Distribution equipment	1 — 4 years
Computer equipment and software	2 — 5 years
Furniture and equipment	2 — 10 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Building	26 years
Land	Not depreciated
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of income. The Company records its share of the net income or loss of certain other equity method investments (see Note 6) on a one quarter

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lag and, accordingly, during the years ended March 31, 2017, 2016 and 2015, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2016, 2015 and 2014, respectively.
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
(k) Intangible Assets
Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s consolidated balance sheet. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate that the intangible asset might be impaired. Amortizable intangible assets assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, are written down to fair value. The impairment test is performed at the lowest level of cash flows associated with the asset.
(l) Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. The Company has three reporting units with goodwill: Motion Pictures, Television Production and Media Networks. Goodwill is not amortized but is reviewed for impairment annually each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is a potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded based on the excess of the reporting unit's carrying value over its fair value. The Company performs its annual impairment test as of January 1 in each fiscal year. Based on the Company's qualitative assessments including, but not limited to, the results of the most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and the Company's share price, the Company concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value.
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
Advertising expenses for the year ended March 31, 2017 were $588.8 million (2016 — $470.2 million, 2015 — $400.0 million) which were recorded as distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n) Income Taxes
Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset, on a jurisdiction by jurisdiction basis, will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.
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
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 19).
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
(s) Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the years ended March 31, 2017, 2016 and 2015 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$181.8
Denominator:
Weighted average common shares outstanding(1)	165.0	148.5	139.0
Basic net income per common share	$0.09	$0.34	$1.31
___________________

(1)
The weighted average common shares outstanding for the year ended March 31, 2017 do not include the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 3 and Note 17.

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights, restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the years ended March 31, 2017, 2016 and 2015 is presented below:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$181.8
Add:
Interest on convertible notes, net of tax	—	0.5	5.5
Numerator for diluted net income per common share	$14.8	$50.7	$187.3

Denominator:
Weighted average common shares outstanding	165.0	148.5	139.0
Effect of dilutive securities:
Conversion of notes	—	2.1	9.5
Share purchase options	3.5	3.1	2.8
Restricted share units and restricted stock	0.3	0.4	0.5
Contingently issuable shares	3.4	—	—
Adjusted weighted average common shares outstanding	172.2	154.1	151.8
Diluted net income per common share	$0.09	$0.33	$1.23

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended March 31, 2017, 2016 and 2015, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	5.2	4.0	—
Share purchase options	12.1	4.7	4.3
Restricted share units	0.6	0.2	0.1
Other issuable shares	1.2	0.6	0.3
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	19.1	9.5	4.7
(t) Recent Accounting Pronouncements
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently in the process of evaluating which method of transition will be utilized.
Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.
The Company is currently evaluating the impact of the new standard. While there may be additional areas impacted by the new standard, the Company has identified certain areas that may be impacted as follows:
Sales or Usage Based Royalties:  The Company currently receives royalties from certain international distributors and other transactional digital distribution partners based on the sales made by these distributors after recoupment of a minimum guarantee, if applicable. The Company currently records these sales and usage based royalties after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. While the timing of the revenue recognition will be accelerated, the Company will continue to have a consistent number of periods of sales or usage based royalties earned in each period.
Renewals of Licenses of Intellectual Property:  Under the current guidance, when the term of an existing license agreement is extended, without any other changes to the provisions of the license, revenue for the renewal period is recognized when the agreement is renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements will be recognized as revenue when the license content becomes available under the renewal or extension. This change will impact the timing of revenue recognition as compared with current revenue recognition guidance. While revenues from renewal do occur, they are not a significant portion of our revenue and thus are not expected to have a material impact on our revenue recognition.
Licenses of Symbolic Intellectual Property: Certain intellectual property, such as brands, tradenames and logos, is categorized in the new guidance as symbolic. Under the new guidance, a licensee’s ability to derive benefit from a license of symbolic intellectual property is assumed to depend on the licensor continuing to support or maintain the intellectual property throughout the license term. Accordingly, under the new guidance, revenue from licenses of symbolic intellectual property is generally recognized over the corresponding license term. Therefore, the new guidance will impact the timing of revenue recognition as compared to current guidance. The Company does not currently have a significant amount of revenue from the license of symbolic intellectual property.
Principal vs. Agent: The new standard includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company is currently evaluating whether the new principal versus agent guidance will have an impact (i.e., changing from gross to net recognition or from net to gross recognition) under certain of its distribution arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is continuing to evaluate the impact of the new standard on its consolidated financial statements for the above areas and other areas of revenue recognition.
Presentation of Debt Issuance Costs: In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The guidance is effective for the Company's fiscal year beginning April 1, 2016, and must be applied on a retrospective basis to all prior periods presented in the financial statements. The Company adopted the new guidance effective April 1, 2016, which resulted in the reclassification of approximately $21.3 million of debt issuance costs from other assets to their respective debt liabilities in the consolidated balance sheet as of March 31, 2016.
Balance Sheet Classification of Deferred Taxes: In April 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and non-current amounts and instead requires all such amounts be classified as non-current on the Company's consolidated balance sheets. The guidance is effective for the Company's fiscal year beginning April 1, 2017, with early adoption permitted, and can be adopted on either a retrospective or prospective basis. The Company adopted the new guidance on a retrospective basis effective October 1, 2016. As discussed in section (d) Reclassifications above, the Company previously presented an unclassified balance sheet and upon changing to presenting a classified balance sheet, all deferred tax assets and liabilities have been classified as long-term.
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
Employee Share-Based Payment Accounting: In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. One aspect of the guidance, which will become effective on a prospective basis, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. This part of the guidance will be applied using a modified retrospective transition method and will result in the Company recording a cumulative-effect adjustment in retained earnings for excess tax benefits not previously recognized. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance also increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. Finally, the guidance provides for an election to account for forfeitures of share-based payments either by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as is required under the current guidance). The guidance is effective for the Company's fiscal year beginning April 1, 2017. Historically, the Company has not recorded significant excess tax benefits, because such benefits were not realized. Additionally, tax deficiencies have not been historically significant for the Company. Under the new standard, these amounts will be recorded in the income statement whether or not realized. The impact of this standard will depend on the extent to which the Company will have excess tax benefits or deficiencies in the future, however such amounts are not currently expected to have a significant effect on the Company's consolidated financial statements.
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
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued guidance that will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. Upon adoption, the cumulative-effect of the new standard as of April 1, 2018 is to be recorded as an adjustment to retained earnings. The Company intends to adopt this guidance, effective April 1, 2017, as permitted and does not believe the cumulative-effect adjustment will be material. After adoption, the impact of this new guidance on the Company's consolidated financial statements will depend on the amount of intra-entity asset transfers completed by the Company.
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
Definition of a Business: In January 2017, the FASB issued guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective on a prospective basis for the Company's fiscal year beginning April 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Simplifying the Accounting for Goodwill Impairment: In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company's fiscal year beginning April 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new guidance effective January 1, 2017, with no material impact on the Company's consolidated financial statements.

3. Mergers and Acquisitions

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Merger Agreement, Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger").

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of the reclassification discussed above, the fair value of Lions Gate Class A voting shares and Lions Gate Class B non-voting shares was estimated based on the closing price of the common shares on December 8, 2016 (i.e., $26.09) before the reclassification by applying a small premium or discount to the Class A voting and Class B non-voting shares, respectively, based on a historical analysis of the spread of trading prices of voting and non-voting stock of comparable companies. Accordingly, a value of $26.48 was estimated with respect to the Class A voting shares, and $25.70 was estimated with respect to the Class B non-voting shares for purposes of recording the share portion of the consideration to be paid to Starz stockholders.
In connection with the merger between the Company and Starz, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. At any time within 60 days after the effective date of the merger, or February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares. Since the merger closed on December 8, 2016, five petitions for appraisal have been filed in the Court of Chancery of the State of Delaware. See Note 17 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of March 31, 2017, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $812.9 million that is included in dissenting shareholders' liability on the consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.
The following table summarizes the components of the estimated purchase consideration, inclusive of Lions Gate’s existing ownership of Starz common stock and Starz’s share-based equity awards outstanding as of December 8, 2016:

		(Amounts in millions)
Market value, as of December 8, 2016, of Starz Series A and Series B common stock already owned by Lionsgate(1)		$179.3
Cash consideration paid to Starz stockholders
Starz Series A common stock at $18.00	$1,123.3
Starz Series B common stock at $7.26	52.8
		1,176.1
Fair value of Lionsgate voting and non-voting shares issued to Starz's stockholders
Starz Series A common stock at exchange ratio of 0.6784 Lionsgate non-voting shares	$1,088.0
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate voting shares	121.6
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate non-voting shares	118.1
		1,327.7
Replacement of Starz share-based payment awards(2)		186.5
Liability for dissenting shareholders		797.3
Total preliminary estimated purchase consideration		$3,666.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)The difference between the fair value of the Starz available-for-sale securities owned by Lionsgate and the original cost of the Starz available-for-sale securities of $158.9 million, of $20.4 million, has been reflected in the gain on Starz investment line item in the consolidated statement of operations for the year ended March 31, 2017. See Note 6.
(2)Upon the closing of the merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Lions Gate non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. Each Starz outstanding award was measured at fair value on the date of acquisition and the portion attributable to pre-combination service was recorded as part of the purchase consideration. The fair value of the Lions Gate replacement award measured on the date of acquisition in excess of the fair value of the Starz award attributed to and recorded as part of the purchase consideration was attributed to post-combination services and will be recognized as share-based compensation expense over the remaining post-combination service period. The estimated aggregate fair value of the Lions Gate replacement awards to be recorded as part of the purchase consideration is $186.5 million, and the estimated remaining aggregate fair value totaling $43.3 million will be recognized in future periods in accordance with each respective award’s vesting terms. The fair value of the Lions Gate replacement restricted stock and restricted stock unit awards was determined based on the value estimated for the Class A voting shares and Class B non-voting shares as of the acquisition date as discussed above. The fair value of Lions Gate replacement stock option awards was determined using the Black-Scholes option valuation model using the estimated fair value of the Class B non-voting shares underlying the replacement stock options. For purposes of valuing the Lions Gate replacement awards, the following weighted-average applicable assumptions were used in the Black-Scholes option valuation model:

Weighted average assumptions:
Risk-free interest rate	0.39% - 1.83%
Expected option lives (years)	0.01 - 5.50 years
Expected volatility	35%
Expected dividend yield	0%

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in millions)
Cash and cash equivalents	$73.5
Accounts receivable	254.9
Investment in films and television programs and program rights	851.9
Property and equipment	121.4
Investments	12.1
Intangible assets	2,071.0
Other assets	129.2
Accounts payable and accrued liabilities	(131.0)
Corporate debt and capital lease obligations	(1,013.1)
Deferred tax liabilities	(718.5)
Other liabilities	(150.2)
Fair value of net assets acquired	1,501.2
Goodwill	2,165.7
Total estimated purchase consideration	$3,666.9
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
The intangible assets acquired include customer relationships with a weighted average estimated useful life of 17 years and tradenames with an indefinite useful life (see Note 7). The fair value of customer relationships was preliminarily estimated based on the estimated future cash flows to be generated from the customer affiliation contracts considering assumptions related to contract renewal rates and revenue growth based on the number of subscribers and contract rates. The earnings expected to be generated by the customer relationships were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets and discounted to present value at a rate commensurate with the risk of the asset. The fair value of tradenames was preliminarily estimated based on the present value of the theoretical cost savings that could be realized by the owner of the tradenames as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the tradenames, reduced by the tax shield realized by the licensee on the royalty payments. The cost savings were discounted to present value at a rate commensurate with the risk of the asset.
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
For tangible capital assets held under capital leases the income approach was utilized in valuing the tangible capital assets, including the satellite transponders and the real property, under a right-to-use scenario. The fair value of the capital asset was estimated by forecasting a market lease rate over the remaining term of the contract and discounting the payments using a market participant lease rate reflective of the riskiness of the asset. The fair value of the capital lease liability was estimated by forecasting the contract lease rate over the remaining term of the contract and discounting payments using a market participant debt rate reflective of the riskiness of the lessee. We estimated the fair value of the asset retirement obligation by utilizing an estimate of cost to retire the asset, inflating it to the end of the contract term and discounting it at a market participant debt rate reflective of the riskiness of the lessee.
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
As part of the acquisition, we assumed and immediately extinguished Starz's senior notes, which had a principal amount outstanding of $675.0 million, and Starz's credit facility, which had an outstanding amount of $255.0 million (see Note 8). The former Starz senior notes were adjusted to fair value prior to extinguishment using quoted market values, and the fair value of the outstanding amounts under Starz's credit facility were estimated to approximate their carrying value.
Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to intangible assets. The incremental deferred tax liabilities were calculated based on the tax effect of the step-up in book basis of the net assets of Starz, excluding the amount attributable to goodwill, using the estimated statutory tax rates.
Goodwill of $2.2 billion represents the excess of the estimated purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the increase in the combined company’s content creation capability and enhanced scale to its global distribution footprint across mobile, broadband, cable and satellite platforms. In addition, the acquisition goodwill arises from the opportunity for a broad range of new content partnerships and accelerates the growth of Lionsgate and Starz’s over-the-top (which primarily represent internet streaming services and which the Company refers to as “OTT”) services, as well as other anticipated revenue and cost synergies. The goodwill recorded as part of this acquisition is included in the Motion Pictures and Media Networks segment (see Note 7). The goodwill will not be amortized for financial reporting purposes. An insignificant portion of goodwill will be deductible for federal tax purposes.

Pro Forma Statement of Operations Information. The merger was accounted for under the acquisition method of accounting, with the results of operations of Starz included in the Company's consolidated results from December 8, 2016. Revenues and income before income taxes for the period from December 8, 2016 through March 31, 2017 of Starz were $483.2 million and $79.4 million, respectively. The following unaudited pro forma condensed consolidated statements of operations information presented below illustrates the results of operations of the Company as if the Starz Merger and related debt financing (see Note 8) occurred on April 1, 2015.

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions, except per share amounts)
Revenues	$4,323.7	$4,035.8
Net income attributable to Lions Gate Entertainment Corp. shareholders	$148.4	$150.4
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.74	$0.75
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.71	$0.73
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any operating efficiencies or cost savings, and exclude $70.9 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2017.

Pilgrim Media Group
On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Media Group"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $201.7 million.
The purchase price consisted of $144.7 million in cash and 1,517,451 of the Company's former common shares, valued at $57.0 million. These shares were valued based on the closing price of the Company’s common shares on the date of closing of the acquisition, discounted to the fair value of the shares considering certain transfer restrictions. The Company incurred approximately $3.4 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrate the results of operations of the Company as if the acquisition of Pilgrim Media Group as described above occurred on April 1, 2015. The statement of operations information below includes the statement of income of Pilgrim Media Group for the year ended December 31, 2015 combined with the Company's statement of operations for the year ended March 31, 2016.

Year Ended
March 31,
2016
(Amounts in millions, except per share amounts)
Revenues	$2,468.1
Net income attributable to Lions Gate Entertainment Corp. shareholders	$52.8
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.35
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.34
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any restructuring activities, operating efficiencies or cost savings, and exclude certain one-time transactional costs of $7.7 million attributable to the noncontrolling shareholder expensed in connection with the transaction, as well as $3.4 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2016.

4. Investment in Films and Television Programs

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$610.5	$584.4
Acquired libraries, net of accumulated amortization	2.3	3.6
Completed and not released	24.1	33.8
In progress	169.3	421.7
In development	29.7	28.2
	835.9	1,071.7
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	179.3	189.2
In progress	104.1	191.2
In development	7.3	5.5
	290.7	385.9
Media Networks Segment
Licensed program rights, net of accumulated amortization	526.9	—
Produced programming
Released, net of accumulated amortization	132.7	—
In progress	200.9	—
In development	4.1	—
	864.6	—
Investment in films and television programs and program rights, net	1,991.2	1,457.6
Less current portion of program rights	(261.7)	—
Non-current portion	$1,729.5	$1,457.6
The Company expects approximately 48.2% of completed films and television programs, excluding licensed program rights, will be amortized during the one-year period ending March 31, 2018. Additionally, the Company expects approximately

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

80.8% of completed and released films and television programs, excluding licensed program rights and acquired libraries, will be amortized during the three-year period ending March 31, 2020. Licensed program rights expected to be amortized within one-year from the balance sheet date are classified as short-term in the consolidated balance sheet.

5. Property and Equipment

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Distribution equipment(1)	$25.8	$—
Building(2)	50.4	—
Leasehold improvements	22.5	20.5
Property and equipment	17.9	15.4
Computer equipment and software	88.4	52.3
	205.0	88.2
Less accumulated depreciation and amortization	(40.7)	(46.0)
	164.3	42.2
Land	1.2	1.2
	$165.5	$43.4
_______________

(1)
This category includes the cost of satellite transponders accounted for as capital leases, which was $17.9 million as of March 31, 2017, and accumulated depreciation for these transponders was $1.7 million.

(2)	Represents the cost of Starz's building in Englewood, Colorado which is accounted for as a capital lease. Accumulated depreciation for the building totaled $0.6 million at March 31, 2017.

During the year ended March 31, 2017, depreciation expense amounted to $24.4 million and includes the amortization of assets recorded under capital leases (2016 - $8.9 million; 2015 - $4.8 million).

6. Investments
The carrying amounts of investments, by category, at March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Equity method investments	$322.9	$297.5
Available-for-sale securities	8.0	124.0
Cost method investments	40.6	42.8
	$371.5	$464.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017
Equity Method Investee	Ownership Percentage	March 31, 2017	March 31, 2016
		(Amounts in millions)
EPIX	31.15%	$188.8	$171.8
Pop	50.0%	96.8	98.7
Other	Various	37.3	27.0
		$322.9	$297.5
Equity interests in equity method investments for the years ended March 31, 2017, 2016 and 2015 were as follows (income (loss)):

	Year Ended
	March 31,
Equity Method Investee	2017	2016	2015
	(Amounts in millions)
EPIX	$31.0	$52.1	$48.7
Pop	(6.9)	(1.8)	(9.6)
Other(1)	(13.4)	(6.1)	13.4
	$10.7	$44.2	$52.5
____________________

(1)
The Company records its share of the net income or loss of other equity method investments on a one quarter lag. Equity interest income from other equity method investments for the year ended March 31, 2015 includes a gain on sale of the Company's investment in FEARnet of $11.4 million.

EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. Since the Company's original investment in April 2008, the Company has received distributions from EPIX of $42.0 million through March 31, 2017. During the year ended March 31, 2017, the Company received distributions from EPIX of $14.0 million (2016 - none, 2015 - $7.8 million). In May 2017, the Company sold all of its 31.15% equity interest in EPIX to MGM (see Note 23).
EPIX Financial Information:
The following table presents summarized balance sheet data as of March 31, 2017 and March 31, 2016 for EPIX:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Current assets	$408.3	$355.7
Non-current assets	$399.4	$360.4
Current liabilities	$116.1	$90.8
Non-current liabilities	$18.5	$23.9
The following table presents the summarized statements of income for the twelve months ended March 31, 2017, 2016 and 2015 for EPIX and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Revenues	$400.1	$413.8	$442.8
Expenses:
Operating expenses	259.8	221.6	252.9
Selling, general and administrative expenses	23.3	24.0	23.3
Operating income	117.0	168.2	166.6
Interest and other expense	(0.3)	(2.2)	(2.0)
Net income	$116.7	$166.0	$164.6
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$116.7	$166.0	$164.6
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	36.4	51.7	51.3
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(12.4)	(7.3)	(10.2)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	7.0	7.7	7.6
Total equity interest income recorded	$31.0	$52.1	$48.7
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. Pop is the Company's joint venture with CBS. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. CBS has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the year ended March 31, 2017, the Company made contributions of $5.0 million to Pop (2016 - $8.8 million, 2015 - $15.0 million).
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
Pop Financial Information:
The following table presents summarized balance sheet data as of March 31, 2017 and March 31, 2016 for Pop:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Current assets	$45.6	$38.3
Non-current assets	$184.0	$192.5
Current liabilities	$28.5	$29.1
Non-current liabilities	$555.7	$8.2
Redeemable preferred stock	$547.3	$466.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the years ended March 31, 2017, 2016 and 2015 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Year Ended
	March 31,
	2017	2016	2015

Revenues	$95.0	$86.4	$79.0
Expenses:
Cost of services	52.7	39.7	38.8
Selling, marketing, and general and administration	47.6	42.1	49.5
Depreciation and amortization	7.9	7.8	7.8
Operating loss	(13.2)	(3.2)	(17.1)
Other (income) loss	—	—	0.4
Interest expense, net	0.6	0.5	0.7
Accretion of redeemable preferred stock units(1)	67.8	57.7	48.5
Total interest expense, net	68.4	58.2	49.6
Net loss	$(81.6)	$(61.4)	$(66.7)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(81.6)	$(61.4)	$(66.7)
Ownership interest in Pop	50%	50%	50%
The Company's share of net loss	(40.8)	(30.7)	(33.4)
Accretion of dividend and interest income on redeemable preferred stock units(1)	33.9	28.8	24.3
Elimination of the Company's share of profits on licensing sales to Pop	(0.6)	(0.8)	(0.9)
Realization of the Company’s share of profits on licensing sales to Pop	0.6	0.9	0.4
Total equity interest loss recorded	$(6.9)	$(1.8)	$(9.6)
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

Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 11%. The Company is accounting for its investment in Defy Media, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
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
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company made initial investments totaling $4.3 million in Atom Tickets during the year ended March 31, 2015. During the year ended March 31, 2016, the Company agreed to participate in an equity offering of Atom Tickets and subscribed for an additional $7.9 million in equity interests. The Company owns an interest of approximately 15% in Atom Tickets. The Company is accounting for its

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Playco. Playco Holdings Limited ("Playco") offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. The Company owns an approximately 41.3% interest in Playco.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Available-for-Sale Securities:

The cost basis, unrealized losses and fair market value of available-for-sale securities were as set forth below:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Cost basis	$2.6	$158.9
Gross unrealized gain (loss)	5.4	(34.9)
Fair value	$8.0	$124.0

Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. In July 2014, the Company invested $2.0 million in Next Games for a small minority ownership interest. As of March 31, 2016, the Company's investment in Next Games was accounted for as a cost method investment. During the year ended March 31, 2017, Next Games became a publicly traded company and therefore had a readily determinable fair value, and accordingly, as of March 31, 2017, the Company's investment has been accounted for at fair value as available-for-sale securities.
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

On December 8, 2016, the Company merged with Starz (see Note 3), and accordingly, the difference between the fair value of the Starz available-for-sale securities on December 8, 2016 of $179.3 million and the original cost of the Starz available-for-sale securities of $158.9 million represented a gain of $20.4 million, which has been reflected in the gain on Starz investment line item in the Company's consolidated statements of operations for the year ended March 31, 2017. Such amounts have been reclassified out of accumulated other comprehensive loss to net income for the year ended March 31, 2017.

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. In February 2015, the Company invested $40.0 million in Telltale, which consisted of cash of $28.0 million and 361,229 shares of then newly issued common shares of the Company with a fair value of approximately $12.0 million representing in the aggregate an approximately 14% economic interest in Telltale.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2015	$294.4	$29.0	$—	$323.4
Acquisition of Pilgrim Media Group	—	210.8	—	210.8
Measurement period adjustments for Pilgrim Media Group	—	0.6	—	0.6
Balance as of March 31, 2016	294.4	240.4	—	534.8
Starz Merger	68.4	—	2,131.0	2,199.4
Measurement period adjustments for Starz Merger(1)	(0.9)	—	(32.8)	(33.7)
Balance as of March 31, 2017	$361.9	$240.4	$2,098.2	$2,700.5
______________________

(1)
Measurement period adjustments for the Starz Merger include (i) a decrease to accounts receivable of $2.1 million; (ii) an increase to investment in films and television programs and program rights, net of $9.2 million; (iii) an increase to intangible assets of $50.0 million; (iv) an increase in accounts payable and accrued liabilities of $16.5 million; (v) a decrease to corporate debt of $3.4 million; (vi) an increase to deferred tax liabilities of $17.2 million; and (vii) a decrease to other liabilities assumed of $7.0 million. These adjustments resulted in a net increase of $33.7 million of the fair value of net assets acquired and a decrease of $33.7 million to goodwill.

As a result of the reorganization of the Company's reporting segments (see Note 16) in connection with the Starz Merger (see Note 3), the goodwill resulting from the acquisition was allocated to the Media Networks and Motion Pictures segments based on the estimate of the relative fair value of the businesses included in each segment.

Intangible Assets
Finite-lived intangible assets consisted of the following as of March 31, 2017 and March 31, 2016:

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships	$1,821.0	$33.9	$1,787.1	$—	$—	$—
Trademarks and trade names	8.6	6.9	1.7	8.6	6.4	2.2
Other	9.5	1.6	7.9	9.5	0.3	9.2
	$1,839.1	$42.4	$1,796.7	$18.1	$6.7	$11.4

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames	$250.0	$—

The increase in the carrying value of intangible assets from March 31, 2016 was primarily due to intangible assets acquired in the Starz Merger. The intangible assets acquired were (i) customer relationships primarily representing affiliation agreements with distributors, and (ii) tradenames primarily related to the Starz brand name, which have an indefinite useful life and are not

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired. The allocation of the intangible assets acquired is preliminary and subject to revision as a more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. See Note 3 for further information.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2017, 2016 and 2015 was approximately $35.7 million, $1.3 million, and $1.8 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2018 through 2022 is estimated to be approximately $109.1 million, $109.1 million, $109.1 million, $109.1 million, and $109.1 million, respectively.

8. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Corporate debt:
Revolving credit facilities	$—	$161.0
Term Loan A	987.5	—
Term Loan B	1,600.0	—
5.875% Senior Notes	520.0	—
5.25% Senior Notes	—	225.0
Term Loan Due 2022	—	400.0
Total corporate debt	3,107.5	786.0
Convertible senior subordinated notes	60.0	101.9
Capital lease obligations	57.7	—
Total debt	3,225.2	887.9
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(100.3)	(22.7)
Total debt, net	3,124.9	865.2
Less current portion	(77.9)	(40.1)
Non-current portion of debt	$3,047.0	$825.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2017:

	Maturity Date	Year Ended March 31,
Debt Type		2018	2019	2020	2021	2022	Thereafter	Total
		(Amounts in millions)
Revolving credit facility	December 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan A	December 2021	50.0	55.0	77.5	100.0	705.0	—	987.5
Term Loan B	December 2023	20.0	20.0	20.0	20.0	20.0	1,500.0	1,600.0
5.875% Senior Notes	November 2024	—	—	—	—	—	520.0	520.0
Capital lease obligations	Various	6.0	5.4	3.9	3.0	0.9	38.5	57.7
April 2013 1.25% Notes	April 2018	—	60.0	—	—	—	—	60.0
		$76.0	$140.4	$101.4	$123.0	$725.9	$2,058.5	3,225.2
Less aggregate unamortized discount & debt issuance costs, net of fair value adjustment on capital lease obligations								(100.3)
								$3,124.9

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

In February 2017, the Company prepaid $400.0 million in principal amount of the $2.0 billion Term Loan B, together with accrued and unpaid interest with respect to such principal amount. In March 2017, the Company made its first quarterly required principal payment of $12.5 million on the Term Loan A.
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at March 31, 2017 there was $1.0 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at March 31, 2017. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: December 8, 2021.
•Term Loan B: December 8, 2023.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bears interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%) margin, subject to possible reductions in the margin of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement (effective interest rate of 3.48% as of March 31, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) margin (effective interest rate of 3.98% as of March 31, 2017).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the revolving credit facility and the Term Loan A and are tested quarterly. As of March 31, 2017, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.875% Senior Notes

Issuance. On October 27, 2016, Lions Gate Entertainment Corp. issued $520.0 million aggregate principal amount of 5.875% senior notes due 2024 (the "5.875% Senior Notes").

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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2017, the Company was in compliance with all applicable covenants.
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

Debt Redemptions and Repayments

The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility (amounting to $50 million) to finance a portion of the consideration and transaction costs for the Starz Merger (see Note 3) and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's previous senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.

In February 2017, the Company prepaid $400.0 million in principal amount of the $2.0 billion Term Loan B, together with accrued and unpaid interest with respect to such principal amount. In connection with the prepayment, the Company recorded a loss on extinguishment of debt of $12.1 million related to the write-off of debt issuance costs (see table of loss on extinguishment of debt further below).

In March 2017, the Company made its first quarterly required principal payment of $12.5 million on the Term Loan A.

The details of the debt redemptions and repayments associated with the Starz Merger are as follows:

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

On December 8, 2016, the Company redeemed its previous $400 million seven-year term loan due March 2022 (the "Term Loan Due 2022"), which carried interest at a rate of 5.00% per year. In conjunction with the early redemption of the Term Loan Due 2022, the Company paid a prepayment premium of $8.0 million, or 2.0% on the principal amount prepaid, pursuant to the terms of the agreement governing the Term Loan Due 2022.

On December 8, 2016, the Company redeemed in full the $225.0 million outstanding principal amount of the 5.25% Senior Secured Second-Priority Notes due August 2018 (the "5.25% Senior Notes"), which bore interest at a rate of 5.25% per year. In conjunction with the early redemption of the 5.25% Senior Notes, the Company paid a prepayment premium of $15 million pursuant to the terms of the indenture governing the 5.25% Senior Notes.

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

The table below sets forth the applicable costs associated with the issuance and repayment of the senior revolving credit facility:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Amortize Over Life of New Revolving Credit Facility	Loss on Extinguishment of Debt
	(Amounts in millions)
Previously incurred unamortized debt issuance costs of senior revolving credit facility	$2.6	$2.0	$0.6
New costs incurred to issue the new revolving credit facility	20.5	20.5	—
Total	$23.1	$22.5	$0.6

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

The table below sets forth the applicable costs associated with the issuance of the Term Loan A, the Term Loan B, and the 5.875% Senior Notes and the redemption of the Term Loan Due 2022 and the 5.25% Senior Notes, respectively (as discussed above), and the applicable accounting for such:

	Total	Amortize Over Life of 5.875% Senior Notes, Term Loan A and Term Loan B	Loss on Extinguishment of Debt
	(Amounts in millions)
Early redemption/ call premium on 5.25% Senior Notes and Term Loan Due 2022 and other fees paid to creditors	$22.5	$10.7	$11.8
Previously incurred unamortized net discount/premium and debt issuance costs of 5.25% Senior Notes and Term Loan Due 2022	13.4	9.5	3.9
	35.9	20.2	15.7
New costs incurred to issue the 5.875% Senior Notes, Term Loan A and Term Loan B	92.6	83.8	8.8
Total	$128.5	$104.0	$24.5

Repayment of Starz Credit Facility and Redemption of Starz Senior Notes. On December 8, 2016, all outstanding obligations (i.e., $255.0 million) under Starz's existing $1.0 billion revolving credit facility that were assumed as part of the Starz Merger were repaid and the credit agreement was terminated.

On December 8, 2016, the Company discharged the $675.0 million outstanding principal amount of the previous Starz senior notes due September 15, 2019 (the "Starz Senior Notes") that were assumed as part of the Starz Merger. In conjunction with the discharge of the Starz Senior Notes, the Company paid a call premium of $8.4 million.

The repayment of the Starz credit facility and discharge of the Starz Senior Notes were accounted for as debt extinguishments, and a loss on extinguishment of debt of $3.2 million was recorded in the consolidated statements of operations in the year ended March 31, 2017 related to these transactions.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption of Term Loan Due 2020. On March 17, 2015, contemporaneously with the issuance of its previously outstanding Term Loan Due 2022, the Company used a portion of the proceeds to redeem its previous seven-year $225.0 million term loan agreement (the "Term Loan Due 2020") (which carried a variable interest rate of LIBOR, subject to a 1.00% floor, plus 4.00%). In conjunction with the early redemption of the Term Loan Due 2020, the Company paid a call premium pursuant to the terms of the agreement governing the Term Loan Due 2020 of $4.5 million.

The table below sets forth the applicable costs associated with the redemption of the Term Loan Due 2020, and the applicable accounting for such, which was similar to the accounting for the redemption of Lionsgate's Term Loan Due 2022 and 5.25% Senior Notes discussed above.

Redemption of Term Loan Due 2020:

	Total	Amortize Over Life of Term Loan Due 2022	Loss on Extinguishment of Debt
	(Amounts in millions)
Early redemption/ call premium on Term Loan Due 2020	$4.5	$2.8	$1.7
Previously incurred unamortized discount and debt issuance costs of Term Loan Due 2020	14.4	8.8	5.6
	18.9	11.6	7.3
New costs incurred to issue the Term Loan Due 2022	4.9	1.8	3.1
Total	$23.8	$13.4	$10.4

Loss on Extinguishment of Debt. The following table summarizes the loss on extinguishment of debt recorded in the years ended March 31, 2017 and March 31, 2015 (no loss in the year ended March 31, 2016):

	Year Ended
	March 31,
	2017	2015
Loss on Extinguishment of Debt
Senior revolving credit facility	$0.6	$—
Term Loan Due 2022 & 5.25% Senior Notes	24.5	—
Starz credit facility & Starz Senior Notes	3.2	—
Early repayment on Term Loan B	12.1	—
Early redemption of Term Loan Due 2020	—	10.4
Convertible senior subordinated notes	—	1.3
	$40.4	$11.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes
Outstanding Amount and Terms. The following table sets forth the convertible senior subordinated notes outstanding and certain key terms of these notes at March 31, 2017 and March 31, 2016:

	Maturity Date	Conversion Price Per Share at March 31, 2017	March 31, 2017			March 31, 2016
Convertible Senior Subordinated Notes			Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Discount & Debt Issuance Costs	Net Carrying Amount
			(Amounts in millions)
January 2012 4.00% Notes(1)	January 11, 2017	n/a	$—	$—	$—	$41.9	$(1.9)	$40.0
April 2013 1.25% Notes	April 15, 2018	$29.19	60.0	—	60.0	60.0	—	60.0
			$60.0	$—	$60.0	$101.9	$(1.9)	$100.0

(1)	In January 2017, the outstanding principal amount of the Company's January 2012 4.00% Notes was converted into Class A voting shares and Class B non-voting shares, see table below.

April 2013 1.25% Notes: In April 2013, LGEI issued approximately $60.0 million in aggregate principal amount of 1.25% convertible senior subordinated notes due 2018 (the "April 2013 1.25% Notes"). The April 2013 1.25% Notes are convertible, at any time, into the number of common shares of the Company determined by the principal amount being converted divided by the conversion price, subject to adjustment in certain circumstances, including upon the issuance of dividends. The April 2013 1.25% Notes are convertible only into the Company's common shares and do not carry an option to be settled in cash upon conversion, and accordingly, have been recorded at their principal amount.

Conversions. The following conversions were completed with respect to the Company's convertible senior subordinated notes in the years ended March 31, 2017, 2016 and 2015. The Company recorded a loss on extinguishment of debt of $1.3 million during the year ended March 31, 2015 related to the conversions (March 31, 2017 and March 31, 2016 - none).

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions, except share and per share amounts)
January 2012 4.00% Notes
Principal amount converted	$41.9	$—	$—
Common shares issued upon conversion:
Class A voting shares	2,049,461	—	—
Class B non-voting shares	2,049,461	—	—
Weighted average conversion price per share	$10.21	$—	$—
April 2009 3.625% Notes
Principal amount converted	$—	$16.2	$24.1
Common shares issued upon conversion	—	1,983,058	2,937,096
Weighted average conversion price per share	$—	$8.15	$8.19
October 2004 2.9375% Notes
Principal amount converted	$—	$—	$0.1
Common shares issued upon conversion	—	—	8,634
Weighted average conversion price per share	$—	$—	$11.46
Total
Principal amount converted	$41.9	$16.2	$24.2
Common shares issued upon conversion	4,098,922	1,983,058	2,945,730
Weighted average conversion price per share	$10.21	$8.15	$8.20

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Lease Obligations

Capital lease obligations represent lease agreements acquired in the Starz Merger (see Note 3). These obligations include a ten-year commercial lease for a building, with four successive five-year renewal periods at the Company's option, with an imputed annual interest rate of 7.2%, and capital lease arrangements for Starz's transponder capacity that expire from 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

9. Participations and Residuals

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, will contribute a minority share of 25% of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ending January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excludes, among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheets and amounted to $170.1 million at March 31, 2017 (March 31, 2016 - $61.3 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

10. Film Obligations and Production Loans

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Film obligations	$129.9	$25.0
Production loans	353.8	690.4
Total film obligations and production loans	483.7	715.4
Unamortized debt issuance costs	(0.5)	(0.4)
Total film obligations and production loans, net	483.2	715.0
Less current portion	(367.2)	(663.2)
Total non-current film obligations and production loans	$116.0	$51.8

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2017:

	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(Amounts in millions)
Film obligations	$87.0	$37.6	$1.8	$1.7	$1.5	$1.1	$130.7
Production loans	282.6	71.2	—	—	—	—	353.8
	$369.6	$108.8	$1.8	$1.7	$1.5	$1.1	$484.5
Less imputed interest on film obligations and debt issuance costs on production loans							(1.3)
							$483.2

Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.89% to 4.21%.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2017 and 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2017			March 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 6) (1):
Investment in Next Games	$8.0	$—	$8.0	$—	$—	$—
Starz Series A common stock	—	—	—	55.8	—	55.8
Starz Series B common stock	—	—	—	—	68.2	68.2

Forward exchange contracts (see Note 18)	—	0.6	0.6	—	9.4	9.4

Liabilities:
Forward exchange contracts (see Note 18)	—	(0.5)	(0.5)	—	(0.7)	(0.7)
	$8.0	$0.1	$8.1	$55.8	$76.9	$132.7

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

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2017 and March 31, 2016:

	March 31, 2017		March 31, 2016
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$96.8	$122.1	$98.7	$114.5

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	961.8	983.8	—	—
Term Loan B	1,554.7	1,610.0	—	—
5.875% Senior Notes	498.3	542.1	—	—
January 2012 4.00% Notes	—	—	40.0	41.5
April 2013 1.25% Notes	60.0	58.5	60.0	54.2
Production loans	353.3	353.8	690.0	690.4
5.25% Senior Notes	—	—	220.8	229.5
Term Loan Due 2022	—	—	388.2	400.5
	$3,428.1	$3,548.2	$1,399.0	$1,416.1

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, borrowings under our senior revolving credit facility at March 31, 2016, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at March 31, 2017 and 2016.

12. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, subject to a cap, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Beginning balance	$90.5	$—
Initial fair value of redeemable noncontrolling interest of Pilgrim Media Group	—	90.1
Net loss of Pilgrim Media Group attributable to noncontrolling interest	(0.3)	(7.5)
Noncontrolling interest discount accretion	5.0	2.0
Adjustments to redemption value	5.5	5.9
Cash distributions	(6.9)	—
Ending balance	$93.8	$90.5

13. Capital Stock
(a) Common Shares

As discussed in Note 3, immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Class A voting shares and 0.5 shares of a newly issued class of Class B non-voting shares, subject to the terms and conditions of the Merger Agreement, resulting in 74.2 million shares issued of Class A voting shares and 74.2 million shares issued of Class B non-voting shares. As of March 31, 2017, there were 15.3 million shares of the Company’s Class B non-voting shares that had not been issued to the former holders of 22.5 million of former Starz Series A common stock who are exercising their right to judicial appraisal under Delaware law (see Note 3 and Note 17).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at March 31, 2017 (500 million authorized common shares at March 31, 2016). The table below outlines common shares reserved for future issuance:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Stock options outstanding, Class A voting shares average exercise price $26.67, Class B non-voting shares average exercise price $19.43 (March 31, 2016 - common shares average exercise price $24.55)	32.6	15.3
Restricted stock and restricted share units — unvested	2.7	1.6
Common shares available for future issuance under Lionsgate plan	0.8	2.1
Common shares available for future issuance under Starz plan	11.8	—
Shares issuable upon conversion of January 2012 4.00% Notes at conversion price of $10.26 at March 31, 2016	—	4.1
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2016 - $29.32)	2.1	2.1
Shares reserved for future issuance	50.0	25.2

(b) Share Repurchases
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized the Company to increase our previously announced share repurchase plan from a total authorization of $300 million to $468 million. For the years ended March 31, 2017, 2016 and 2015, the common shares repurchased under the Company's share repurchase plan were as follows:

Fiscal Year Ended	Shares Repurchased	Aggregate Cost of Shares	Weighted Average Repurchase Price Per Share
		(in millions)
March 31, 2017	—	$—	$—
March 31, 2016	3,600,395	73.2	$20.33
March 31, 2015	5,026,512	136.5	$27.16
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
During fiscal years 2017, 2016 and 2015, the Company's Board of Directors declared the following quarterly cash dividends:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dividends Declared Per Common Share	Total Amount	Payment Date
		(in millions)
Fiscal Year 2017:
First quarter ended June 30, 2016	$0.09	$13.3	August 5, 2016
Total cash dividends declared in fiscal year 2017	$0.09	$13.3
Fiscal Year 2016:
Fourth quarter ended March 31, 2016(1)	$0.09	$13.2	May 27, 2016
Third quarter ended December 31, 2015	$0.09	13.5	February 5, 2016
Second quarter ended September 30, 2015	$0.09	13.3	November 10, 2015
First quarter ended June 30, 2015	$0.07	10.4	August 7, 2015
Total cash dividends declared in fiscal year 2016	$0.34	$50.4
Fiscal Year 2015:
Fourth quarter ended March 31, 2015	$0.07	$10.1	May 22, 2015
Third quarter ended December 31, 2014	$0.07	9.8	February 6, 2015
Second quarter ended September 30, 2014	$0.07	9.6	November 7, 2014
First quarter ended June 30, 2014	$0.05	6.9	August 8, 2014
Total cash dividends declared in fiscal year 2015	$0.26	$36.4
____________________________________________
(1) As of March 31, 2016, the Company had $13.2 million of cash dividends payable included in accounts payable and accrued liabilities on the consolidated balance sheet (2017 - none).
(d) Share-based Compensation
The Company's stock option and long-term incentive plans permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants.
2012 Performance Incentive Plan: In September 2012, the Company adopted the 2012 Performance Incentive Plan, as amended on September 9, 2014 and October 3, 2016 (the "2012 Plan"). The 2012 Plan provides for the issuance of up to 31.6 million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At the effective time of the closing of the merger, Starz had outstanding equity awards under the Starz Transitional Stock Adjustment Plan, Starz 2011 Incentive Plan, Starz 2011 Nonemployee Director Plan and Starz 2016 Omnibus Incentive Plan (collectively, the “Starz Plans”). In accordance with the Merger Agreement, at the effective time of the closing of the merger, Lions Gate assumed the Starz Plans and the restricted stock unit awards, unvested stock options and restricted stock awards, in each case, granted under the Starz Plans (collectively, the “Assumed Awards”). As a result of this assumption, at the effective time of the closing of the Merger, the Assumed Awards were converted into corresponding awards relating to Class B non-voting shares, after giving effect to appropriate adjustments to reflect the consummation of the merger. There are currently 30.3 million Class B non-voting shares issuable in connection with the Assumed Awards held by Starz employees and awards to be granted under the Starz Plans following the merger. At March 31, 2017, 752,057 common shares were available for grant under the 2012 Plan.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the years ended March 31, 2017, 2016 and 2015:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Compensation Expense:
Stock options	$42.5	$31.0	$33.5
Restricted share units and other share-based compensation	34.0	25.0	25.8
Share appreciation rights	0.6	0.3	4.0
	77.1	56.3	63.3
Immediately vested restricted share units issued under annual bonus program(1)	—	22.2	17.0
Impact of accelerated vesting on equity awards(2)	2.4	—	1.2
Total share-based compensation expense	$79.5	$78.5	$81.5

Tax impact(3)	(28.0)	(28.6)	(29.7)
Reduction in net income	$51.5	$49.9	$51.8
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of our annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(3)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Compensation Expense:
Direct operating	$1.2	$—	$—
Distribution and marketing	0.4	—	—
General and administration	75.5	78.5	80.3
Restructuring and other	2.4	—	1.2
	$79.5	$78.5	$81.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following tables sets forth the stock option activity during the years ended March 31, 2017, 2016 and 2015. The activity prior to the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above is presented in the table below:

	Number of	Weighted- Average Exercise
Options:	Shares	Price
Outstanding at April 1, 2014	12,094,010	$19.70
Granted	1,765,809	29.49
Exercised	(609,160)	14.39
Forfeited or expired	(35,963)	17.69
Outstanding at March 31, 2015	13,214,696	$21.26
Granted	3,538,346	31.50
Exercised	(640,008)	13.01
Forfeited or expired	(19,138)	26.54
Outstanding at March 31, 2016	16,093,896	$23.83
Granted	5,997,539	22.73
Exercised	(2,145,852)	9.78
Forfeited or expired	(552,067)	32.39
Outstanding at December 8, 2016 before share reclassification	19,393,516	$24.80
Reclassification of common stock to newly issued Class A voting shares and Class B non-voting shares	(19,393,516)
Outstanding at December 8, 2016 after share reclassification	—

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options
	Class A Voting Shares				Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value as of March 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value as of March 31, 2017
Issuance of Class A voting shares and Class B non-voting upon reclassification of common stock at December 8, 2016	9,528,634	$25.53			9,528,634	$24.68
Issuance for Lions Gate replacement awards	—	—			15,395,707	$14.68
Granted	36,645	$26.03			946,671	$25.06
Exercised	(447,140)	$10.25			(2,198,914)	$12.43
Forfeited or expired	(28,224)	$33.65			(207,169)	$25.52
Outstanding at March 31, 2017	9,089,915	$26.67	7.13	$26,882,498	23,464,929	$19.43	6.77	$190,383,695
Outstanding as of March 31, 2017, vested or expected to vest in the future	9,041,899	$26.68	7.13	$26,678,815	23,200,380	$19.38	6.74	$189,651,262
Exercisable at March 31, 2017	4,591,258	$26.58	5.69	$15,861,328	16,058,080	$16.71	5.10	$171,087,638

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2017, 2016 and 2015, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2017	2016	2015
Weighted average fair value of grants	$6.88	$7.64	$10.49
Weighted average assumptions:
Risk-free interest rate(1)	1.2% - 2.4%	0.9% - 1.9%	0.3% - 2.0%
Expected option lives (in years)(2)	4 - 10 years	3 - 6 years	1 - 6 years
Expected volatility for options(3)	35%	35%	35% - 38%
Expected dividend yield(4)	0.0% - 1.8%	0.8% - 1.8%	0.8% - 1.0%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's stock at the date of grant.
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2017 was $30.0 million (2016 — $15.6 million, 2015— $11.2 million).
During the year ended March 31, 2017, 819,503 shares (2016 — 93,210 shares, 2015 — 70,243 shares) were cancelled to fund withholding tax obligations upon exercise of options.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

The following tables set forth the restricted share unit activity during the years ended March 31, 2017, 2016 and 2015. The activity prior to the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above is presented in the table below:

Restricted Share Units:	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2014	2,139,175	$23.38
Granted	901,611	29.55
Vested	(1,360,524)	22.05
Forfeited	(18,234)	19.41
Outstanding at March 31, 2015	1,662,028	$28.10
Granted	1,461,521	32.36
Vested	(1,438,207)	28.22
Forfeited	(37,910)	30.36
Outstanding at March 31, 2016	1,647,432	$31.74
Granted	1,537,632	20.89
Vested	(1,789,908)	25.01
Forfeited	(164,592)	30.18
Outstanding at December 8, 2016 before share reclassification	1,230,564	$28.18
Reclassification of common stock to newly issued Class A voting shares and Class B non-voting shares	(1,230,564)
Outstanding at December 8, 2016 after share reclassification	—

The restricted stock and restricted share unit activity from the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above, through March 31, 2017 is presented in the table below:

	Restricted Share Units				Restricted Stock
	Class A Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
Issuance of Class A voting shares and Class B non-voting shares upon reclassification of common stock at December 8, 2016	615,103	$26.48	615,103	$28.20	—	—
Issuance for Lions Gate replacement awards	—	—	—	—	1,861,342	$25.70
Granted	15,529	$26.78	410,857	$25.06	—	—
Vested	(105,796)	$29.55	(109,201)	$29.41	(373,148)	$25.70
Forfeited	(5,688)	$30.91	(5,688)	$30.91	(141,259)	$25.70
Outstanding at March 31, 2017	519,148	$27.85	911,071	$26.62	1,346,935	$25.70

The fair values of restricted stock and restricted share units are determined based on the market value of the shares on the date of grant.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2017 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$71.1	2.3
Restricted Stock and Restricted Share Units	41.6	1.8
Total	$112.7
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock and restricted share units. During the year ended March 31, 2017, 1,006,888 shares (2016 — 636,136 shares, 2015 — 615,111 shares) were withheld upon the vesting of restricted stock and restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
There were no excess tax benefits realized from tax deductions associated with equity awards activity for the year ended March 31, 2017 (2016 and 2015 - none).

Share-Appreciation Rights
A summary of the status of the Company’s share-appreciation rights ("SARs") as of March 31, 2017, 2016 and 2015, and changes during the years then ended is presented below:

Share-Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2015 and 2016	—	$—	$—
Granted	836,775	25.29	8.54
Exercised	—	—	—
Outstanding at March 31, 2017	836,775	$25.29	$8.54

SARs require that upon their exercise, the Company pay the holder, either in cash or shares (Class A or Class B, as the case may be) at the Company's option, the excess of the market value of the Company's common stock (Class A or Class B, as the case may be) at the time over the exercise price of the SAR multiplied by the number of SARs exercised. The SARs are currently accounted for as cash-settled, and are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).
See the table in the Stock Options section above which presents the weighted average applicable assumptions used in the Black-Scholes option-pricing model for SARs granted.

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2017, the Company granted the equivalent of $1.1 million (2016 - $1.3 million, 2015 - $1.7 million) in common shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2017, the Company issued 28,257 (2016 - 19,578 shares, 2015 - 32,503 shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other

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

14. Income Taxes
The components of pretax income, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
United States	$(409.2)	$(244.2)	$67.4
International	274.8	210.4	146.0
	$(134.4)	$(33.8)	$213.4
The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2017	2016	2015
Current provision (benefit):	(Amounts in millions)
Federal	$7.8	$6.2	$12.0
States	2.2	2.5	0.6
International	4.5	(0.2)	5.1
Total current provision	$14.5	$8.5	$17.7
Deferred provision (benefit):
Federal	$(143.3)	$(77.4)	$12.3
States	(9.9)	(7.6)	3.4
International	(10.2)	—	(1.8)
Total deferred provision (benefit)	(163.4)	(85.0)	13.9
Total provision (benefit) for income taxes	$(148.9)	$(76.5)	$31.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
Income taxes computed at Federal statutory rate of 35%	$(47.1)	$(11.8)	$74.7
Foreign affiliate dividends	(84.2)	(59.4)	(44.7)
Foreign and provincial operations subject to different income tax rates	(14.6)	(7.1)	(1.8)
State income tax	(6.0)	(3.8)	1.4
Transaction costs	7.3	—	—
Permanent differences	(0.5)	6.5	3.0
Other	(2.3)	(0.9)	(1.0)
Increase (decrease) in valuation allowance	(1.5)	—	—
	$(148.9)	$(76.5)	$31.6

For the years ended March 31, 2015, 2016, and 2017, the tax provision includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.
The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$224.3	$77.8
Foreign tax credits	57.5	44.7
Investment in film and television obligations	91.6	93.7
Accounts payable	112.1	42.2
Other assets	60.3	28.2
Reserves	41.2	17.1
Subordinated notes	8.2	—
Total deferred tax assets	595.2	303.7
Valuation allowance	(5.9)	(10.1)
Deferred tax assets, net of valuation allowance	589.3	293.6
Deferred tax liabilities:
Intangible assets	(780.8)	(0.1)
Fixed assets	(28.6)	(0.6)
Accounts receivable	(185.7)	(141.0)
Subordinated notes	—	(1.7)
Other	(14.4)	(15.8)
Total deferred tax liabilities	$(1,009.5)	$(159.2)

Net deferred tax assets (liabilities)	$(420.2)	$134.4
The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to state credits and net operating losses of a U.S. branch that is not a member of the U.S. consolidated group, as sufficient uncertainty exists regarding the future realization of these assets.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2017, the Company had U.S. net operating loss carryforwards of approximately $709.9 million available to reduce future federal income taxes which expire beginning in 2029 through 2037. At March 31, 2017, the Company had state net operating loss carryforwards of approximately $395.7 million available to reduce future state income taxes which expire in varying amounts beginning 2021. At March 31, 2017, the Company had Canadian loss carryforwards of $3.5 million which will expire beginning in 2028. At March 31, 2017, the Company had U.K. loss carryforwards of $0.7 million which do not expire. In addition, at March 31, 2017, we had U.S. credit carryforwards related to foreign taxes paid of approximately $57.5 million to offset future federal income taxes that will expire beginning in 2021.
Approximately $153.2 million of net operating loss carryforwards consist of excess tax benefits. An excess tax benefit occurs when the actual tax deduction in connection with a share-based award exceeds the compensation cost expensed for the award. The Company recognizes excess tax benefits associated with the exercise of stock options and vesting of restricted share units directly to shareholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At March 31, 2017, deferred tax assets do not include the tax effect of $153.2 million of loss carryovers from these excess tax benefits.
The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2017, 2016, and 2015:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2014	$2.2
Increases related to prior year tax positions	2.3
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2015	4.5
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2016	4.5
Increases related to prior year tax positions	14.2
Decreases related to prior year tax positions	(4.5)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2017	$14.2

For the years ended March 31, 2017, 2016, and 2015, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits as part of income tax provision. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses (“NOLs”) were generated and carried forward, and make adjustments up to the amount of the NOLs. The Company is not currently subject to examination by the U.K. tax authorities. Currently, audits are occurring in federal and various state and local tax jurisdictions. Subsequent to March 31, 2017, the Company was notified by Canada Revenue Agency that it intends to examine the 2014 and 2015 income tax returns.
The total amount of unrecognized tax benefits as of March 31, 2017 that, if realized, would affect the Company's tax benefit (provision) are $0.6 million.
The Company believes that it is reasonably possible that a decrease of up to $14.2 million in unrecognized tax benefits related to federal and state exposures may occur within the coming year. A majority of these decreases relate to Starz pre-acquisition uncertainties which we expect to settle with the applicable taxing authorities either through the appeals process or voluntary disclosure agreements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, and were as follows for the years ended March 31, 2017, 2016 and 2015:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$26.7	$0.6	$2.8
Accelerated vesting on equity awards (see Note 13)	2.4	—	1.2
Total severance costs	29.1	0.6	4.0
Transaction related costs(2)	44.1	14.2	1.7
Costs related to the move of international sales & distribution organization(3)	—	—	4.7
Pension withdrawal costs(4)	—	2.7	—
Litigation and other(5)	15.5	2.3	0.3
	$88.7	$19.8	$10.7
_______________________

(1)
Severance costs in the fiscal year ended March 31, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger. Of the severance costs, $22.2 million is recorded as a liability and is expected to be paid by March 31, 2018. Severance costs in the fiscal year ended March 31, 2015 were primarily related to the integration of the marketing operations of the Company's Lionsgate and Summit Entertainment film labels.

(2)
Transaction related costs in the fiscal year ended March 31, 2017 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger. Transaction related costs in the fiscal year ended March 31, 2016 represented professional fees associated with certain strategic transactions including, among others, the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions. Transaction related costs in the fiscal year ended March 31, 2015 represented professional fees related to a certain shareholder transaction (see Note 22) and costs related to the Starz Exchange transaction (see Note 6).

(3)	Represents costs related to the move of the Company's international sales & distribution organization to the United Kingdom.

(4)	Pension withdrawal costs in the fiscal year ended March 31, 2016 were related to an underfunded multi-employer pension plan in which the Company was no longer participating.

(5)
Litigation and other in the fiscal year ended March 31, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits related to the Starz Merger (see Note 17), an arbitration award of $5.8 million and related legal expenses.

16. Segment Information

The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. Following the Starz Merger (see Note 3), the Company has added a new segment from the Starz business and realigned business operations within Lionsgate and Starz under three reporting segments and made some changes in what is included and excluded from segment profit.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company previously had two reportable business segments, consisting of the Motion Pictures and Television Production segments. Beginning in the fiscal year ended March 31, 2017, the Company now manages and reports its operating results in three reportable business segments: (1) Motion Pictures, (2) Television Production and (3) Media Networks.
As a result, the Company has presented prior year segment data in a manner that conforms to the current fiscal year presentation (see further discussion below).
Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. As a result of the Starz Merger (see Note 3), beginning December 8, 2016, the Motion Pictures segment includes Starz's third-party distribution business, which is substantially the same as the Motion Pictures existing business.
Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming.
Media Networks (which was previously not a reportable segment) consists of the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers, telecommunication companies, and online video providers, and the licensing of the Media Networks' original series programming to digital media platforms, international television networks, home entertainment and other ancillary markets. In connection with the Starz Merger, the Company moved the Lionsgate legacy start-up direct to consumer streaming services on its SVOD platforms under the Media Networks segment.
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

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Segment revenues
Motion Pictures	$1,920.6	$1,677.4	$1,820.1
Television Production	837.4	669.9	579.5
Media Networks	456.6	0.1	—
Intersegment eliminations	(13.1)	—	—
	$3,201.5	$2,347.4	$2,399.6
Intersegment revenues
Motion Pictures	$6.6	$—	$—
Television Production	5.6	—	—
Media Networks	0.9	—	—
	$13.1	$—	$—
Gross contribution
Motion Pictures	$237.8	$183.2	$437.2
Television Production	91.9	98.7	55.1
Media Networks	183.6	(5.2)	—
Intersegment eliminations	(3.2)	—	—
	$510.1	$276.7	$492.3
Segment general and administration
Motion Pictures	$105.3	$92.4	$87.8
Television Production	32.1	23.5	15.6
Media Networks	45.0	4.8	—
	$182.4	$120.7	$103.4
Segment profit (loss)
Motion Pictures	$132.5	$90.8	$349.4
Television Production	59.8	75.2	39.5
Media Networks	138.6	(10.0)	—
Intersegment eliminations	(3.2)	—	—
	$327.7	$156.0	$388.9

Following the Starz Merger, beginning in the fiscal year ended March 31, 2017, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment direct operating expenses, distribution and marketing expenses and general and administrative expenses will exclude stock-based compensation, other than annual bonuses granted in stock, and will include annual bonuses paid in cash. All stock-based compensation was previously excluded from segment profit, and annual bonuses were previously included in corporate general and administrative expenses. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior year segment data in a manner that conforms to the current fiscal year presentation.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Company’s total segment profit	$327.7	$156.0	$388.9
Corporate general and administrative expenses	(92.6)	(83.4)	(86.1)
Adjusted depreciation and amortization(1)	(22.8)	(11.9)	(6.6)
Restructuring and other(2)	(88.7)	(19.8)	(10.7)
Adjusted share-based compensation expense(3)	(77.1)	(56.3)	(63.3)
Purchase accounting and related adjustments(4)	(62.8)	(9.6)	—
Operating income (loss)	(16.3)	(25.0)	222.2
Interest expense	(115.2)	(54.9)	(52.5)
Interest and other income	6.4	1.9	2.9
Gain on Starz investment	20.4	—	—
Loss on extinguishment of debt	(40.4)	—	(11.7)
Equity interests income	10.7	44.2	52.5
Income (loss) before income taxes	$(134.4)	$(33.8)	$213.4
___________________

(1)
Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in the acquisition of Starz and Pilgrim Media Group which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Depreciation and amortization	$63.1	$13.1	$6.6
Less: Amount included in purchase accounting and related adjustments	(40.3)	(1.2)	—
Adjusted depreciation and amortization	$22.8	$11.9	$6.6

(2)	Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable (see Note 15).

(3)	The following table reconciles share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Share-based compensation	$79.5	$78.5	$81.5
Less:
Bonus related share-based compensation included in segment and corporate general and administrative expense(1)	—	(22.2)	(17.0)
Amount included in restructuring and other(2)	(2.4)	—	(1.2)
Adjusted share-based compensation	$77.1	$56.3	$63.3
(1)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which is, when granted, included in segment or corporate general and administrative expense.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to the assets and liabilities acquired in the acquisition of Starz and Pilgrim Media Group. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$17.5	$6.5	$—
General and administrative expense	5.0	1.9	—
Depreciation and amortization	40.3	1.2	—
	$62.8	$9.6	$—

The following table sets forth revenues by media or product line as broken down by segment for the years ended March 31, 2017, 2016 and 2015:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$371.3	$314.1	$354.0
Home Entertainment	707.7	579.7	662.7
Television	279.1	205.1	270.2
International	533.8	548.2	495.0
Other	28.7	30.3	38.2
Total Motion Pictures revenues	$1,920.6	$1,677.4	$1,820.1
Television Production
Domestic Television	$641.9	$415.5	$415.2
International	149.1	190.2	112.4
Home Entertainment	39.9	60.3	44.8
Other	6.5	3.9	7.1
Total Television Production revenues	$837.4	$669.9	$579.5
Media Networks
Starz Networks	$423.4	$—	$—
Content and Other	30.3	—	—
Streaming Services	2.9	0.1	—
Total Media Networks revenues	$456.6	$0.1	$—
Intersegment eliminations	(13.1)	—	—
Total revenues	$3,201.5	$2,347.4	$2,399.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$182.4	$120.7	$103.4
Corporate general and administrative expenses	92.6	83.4	86.1
Other share-based compensation expense	75.4	56.4	63.3
Purchase accounting and related adjustments	5.0	1.9	—
	$355.4	$262.4	$252.8

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Assets
Motion Pictures	$1,802.3	$1,923.6
Television Production	1,142.8	1,129.4
Media Networks	5,443.9	—
Other unallocated assets(1)	807.9	781.2
	$9,196.9	$3,834.2
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2017, 2016 and 2015:

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Pictures	$412.7	$639.9	$688.6
Television Production	450.5	426.5	323.7
Media Networks	228.8	—	—
	$1,092.0	$1,066.4	$1,012.3

Capital expenditures for the year ended March 31, 2017 amounted to $25.2 million, of which $10.6 million related to the Media Networks segment, $1.8 million related to the Television Production segment, and $12.8 million related to the Company's corporate headquarters. Capital expenditures for the years ended March 31, 2016 and 2015 amounted to $18.4 million and $17.0 million, respectively, all primarily related to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2017	2016	2015
	(Amounts in millions)
Canada	$56.0	$55.1	$69.0
United States	2,431.9	1,550.2	1,712.1
Other foreign	713.6	742.1	618.5
	$3,201.5	$2,347.4	$2,399.6
Tangible assets by geographic location are as follows:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Canada	$55.9	$165.7
United States	4,155.7	2,848.6
Other foreign	218.1	139.3
	$4,429.7	$3,153.6

No individual customer represented greater than 10% of consolidated revenues for the year ended March 31, 2017 (2016 - $290.4 million; 2015 - no individual customers representing greater than 10% of consolidated revenues). Accounts receivable due from one customer was approximately 30% of consolidated gross accounts receivable (current and non-current) at March 31, 2017, representing a total amount of gross accounts receivable due from this customer of approximately $390.9 million. At March 31, 2016, accounts receivable due from this customer was approximately 32% of consolidated gross accounts receivable (current and non-current), representing a total amount of gross accounts receivable due from this customer of approximately $272.5 million.

17. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2017:

	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$501.3	$225.4	$97.5	$69.9	$55.3	$62.6	$1,012.0
Interest payments(2)	137.1	146.6	150.4	148.9	145.6	280.7	1,009.3
Operating lease commitments	17.9	17.1	17.1	16.8	15.7	32.2	116.8
Other contractual obligations	373.1	99.4	41.2	15.9	10.0	2.6	542.2
Total future commitments under contractual obligations(3)(4)	$1,029.4	$488.5	$306.2	$251.5	$226.6	$378.1	$2,680.3
____________________________

(1)
Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.

(2)
Includes cash interest payments on the Company's debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(3)	Not included in the amounts above is a $812.9 million dissenting shareholders' liability associated with the Starz Merger, which is not expected to be settled within the next year (see Note 3).

(4)
Not included in the amounts above are $93.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12).

The Company is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. The Company does not license films produced by Sony Pictures Animation. The programming fees to be paid by the Company to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. The Company has also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers. In addition to the amounts stated above in the table, the Company is also obligated to pay fees for films that have not yet been released in theaters. The Company is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
Operating Leases. The Company has operating leases for offices, back-up transponder capacity and equipment. Certain of the Company's operating leases for its Corporate and United Kingdom offices include certain lease and leasehold improvement incentives. These amounts and the required lease payments are aggregated and amortized on a straight line basis to rent expense over the lease period.
The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $15.6 million during the year ended March 31, 2017 (2016 — $14.2 million; 2015 — $13.5 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The Company does not participate in any multiemployer benefit plans that are considered to be individually significant, and the largest plans in which the Company participates are funded at a level of 80% or greater. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2017, 2016 and 2015 were $35.5 million, $38.0 million, and $20.5 million, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Appraisal

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. Respondent has answered the petitions and intends to defend the action vigorously.

18. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of March 31, 2017, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2017):

March 31, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£16.5	in exchange for	$20.5	£0.81
Hungarian Forint	HUF 1,038.5	in exchange for	$3.9	HUF 269.26
Euro	€1.8	in exchange for	$2.0	€0.88
Canadian Dollar	C$24.7	in exchange for	$18.8	C$1.31
New Zealand Dollar	NZD 3.3	in exchange for	$2.4	NZD 0.73

Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the year ended March 31, 2017 were losses, net of tax, of $3.5 million (2016 - losses, net of tax, of $0.2 million; 2015 - gains, net of tax, of $2.8 million) and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding were less than $1 million during the year ended March 31, 2017 (2016 - gain of $1.3 million and 2015 - gain of $0.4 million), and are included in direct operating expenses in the consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of March 31, 2017, $0.6 million was included in other assets and $0.5 million in accounts payable and accrued liabilities (March 31, 2016 - $9.4 million in other assets and $0.7 million in accounts payable and accrued liabilities) in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the year ended March 31, 2017, the Company reclassified a gain of $5.0 million out of accumulated other comprehensive loss into earnings, included in direct operating expenses in the consolidated statement of operations. As of March 31, 2017, based on the current release schedule, the Company estimates no significant amounts associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending March 31, 2018.

19. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 11). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2017, the majority of the Company’s cash and cash equivalents were invested in Rule 2a-7 compliant money market mutual funds.

Accounts Receivable, net

Accounts receivable are presented net of reserves for returns and allowances of $68.6 million (March 31, 2016 - $51.8 million) and a provision for doubtful accounts of $9.0 million (March 31, 2016 - $6.0 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$26.1	$26.2
Product inventory	23.9	20.7
Tax credits receivable	145.9	190.0
	$195.9	$236.9
Other non-current assets
Prepaid expenses and other	$39.9	$31.5
Accounts receivable(1)	313.1	222.1
Tax credits receivable	119.8	67.1
	$472.8	$320.7
_____________________

(1)	Unamortized discounts on long-term, non-interest bearing receivables were $17.6 million and $14.0 million at March 31, 2017 and 2016, respectively.

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2017 amounted to $79.8 million (2016 — $42.7 million; 2015 — $38.8 million).

Income taxes paid during the fiscal year ended March 31, 2017 amounted to $14.3 million (2016 — $10.2 million; 2015 — $15.3 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to Starz Merger (see Note 3)	$1,327.7	$—	$—
Accrued purchase consideration for dissenting shareholders (see Note 3)	$797.3	$—	$—
Issuance of Starz share-based payment replacement awards	$186.5	$—	$—
Issuance of common shares related to Pilgrim Media Group acquisition (see Note 3)	$—	$57.0	$—
Investment in available-for-sale securities (see Note 6)	$—	$—	$158.9
Investment in cost method investments (see Note 6)	$—	$—	$12.0

Non-cash financing activities:
Accrued dividends (see Note 13)	$—	$13.2	$10.2
Conversions of convertible senior subordinated notes (see Note 8)	$41.9	$16.2	$24.2

20. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2017
Revenues	$553.6	$639.5	$752.3	$1,256.1
Operating income (loss)	$(22.0)	$(58.2)	$(7.4)	$71.3
Net income (loss)(1)(2)(3)	$0.8	$(17.3)	$(30.5)	$61.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$1.3	$(17.5)	$(30.6)	$61.6
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.01	$(0.12)	$(0.19)	$0.30
Diluted income (loss) per common share	$0.01	$(0.12)	$(0.19)	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2016
Revenues	$408.9	$476.8	$670.5	$791.2
Operating income	$44.2	$(39.3)	$(9.7)	$(20.2)
Net income (loss)(4)	$40.7	$(42.1)	$32.6	$11.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders(4)	$40.7	$(42.1)	$40.7	$10.9
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.28	$(0.28)	$0.27	$0.34
Diluted income (loss) per common share	$0.26	$(0.28)	$0.26	$0.33
________________________________________

(1)
During the first, second, third and fourth quarter of fiscal 2017, net income included restructuring and other items, net of tax, of $4.9 million, $6.8 million, $42.5 million, and $11.9 million, respectively (see Note 15).

(2)	During the third and fourth quarter of fiscal 2017, net income included a loss on extinguishment of debt, net of tax, of $23.4 million and $5.8 million, respectively (see Note 8).

(3)	During the third quarter of fiscal 2017, net income included a gain on Starz investment of $20.4 million (see Note 6 ).

(4)
During the second, third and fourth quarter of fiscal 2016, net income included restructuring and other items, net of tax, of $2.7 million, $11.7 million, and $1.5 million, respectively (see Note 15). For the third quarter of fiscal 2016, net income attributable to Lions Gate Entertainment Corp. shareholders included restructuring and other items, net of tax, of $4.0 million.

21. Consolidating Financial Information — Convertible Senior Subordinated Notes

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of March 31, 2017 and March 31, 2016, and for the years ended March 31, 2017, 2016 and 2015 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

	As of
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$15.1	$160.6	$146.2	$—	$321.9
Restricted cash	—	2.8	—	—	2.8
Accounts receivable, net	0.6	1.7	905.8	—	908.1
Program rights	—	—	261.7	—	261.7
Other current assets	—	21.0	179.7	(4.8)	195.9
Total current assets	15.7	186.1	1,493.4	(4.8)	1,690.4
Investment in films and television programs and program rights, net	—	6.5	1,723.0	—	1,729.5
Property and equipment, net	—	36.3	129.2	—	165.5
Investments	40.1	18.0	313.4	—	371.5
Intangible assets	—	—	2,046.7	—	2,046.7
Goodwill	10.2	—	2,690.3	—	2,700.5
Other assets	—	17.1	455.7	—	472.8
Deferred tax assets	20.0	290.8	—	(290.8)	20.0
Subsidiary investments and advances	5,451.0	1,413.3	5,738.7	(12,603.0)	—
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	24.1	75.3	473.6	—	573.0
Participations and residuals	—	3.5	511.4	—	514.9
Film obligations and production loans	—	—	367.2	—	367.2
Debt - short term portion	70.0	—	7.9	—	77.9
Deferred revenue	—	2.4	154.5	—	156.9
Total current liabilities	94.1	81.2	1,514.6	—	1,689.9
Debt	2,928.6	53.7	64.7	—	3,047.0
Participations and residuals	—	—	359.7	—	359.7
Film obligations and production loans	—	—	116.0	—	116.0
Other liabilities	—	—	50.3	—	50.3
Dissenting shareholders liability	—	—	812.9	—	812.9
Deferred revenue	—	—	72.7	—	72.7
Deferred tax liabilities	—	—	731.0	(290.8)	440.2
Intercompany payable	—	2,314.6	4,643.7	(6,958.3)	—
Redeemable noncontrolling interest	—	—	93.8	—	93.8
Total shareholders' equity (deficiency)	2,514.3	(481.4)	6,131.0	(5,649.5)	2,514.4
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$17.0	$3,184.5	$—	$3,201.5
EXPENSES:
Direct operating	—	1.7	1,902.1	—	1,903.8
Distribution and marketing	—	1.7	805.1	—	806.8
General and administration	1.1	129.0	226.6	(1.3)	355.4
Depreciation and amortization	—	11.0	52.1	—	63.1
Restructuring and other	4.0	71.7	13.0	—	88.7
Total expenses	5.1	215.1	2,998.9	(1.3)	3,217.8
OPERATING INCOME (LOSS)	(5.1)	(198.1)	185.6	1.3	(16.3)
Other expenses (income):
Interest expense	84.1	225.8	263.1	(457.8)	115.2
Interest and other income	(278.8)	—	(184.8)	457.2	(6.4)
Gain on Starz investment	(20.4)	—	—	—	(20.4)
Loss on extinguishment of debt	34.1	3.2	3.1	—	40.4
Total other expenses (income)	(181.0)	229.0	81.4	(0.6)	128.8
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	175.9	(427.1)	104.2	1.9	(145.1)
Equity interests income (loss)	(171.3)	112.7	18.1	51.2	10.7
INCOME (LOSS) BEFORE INCOME TAXES	4.6	(314.4)	122.3	53.1	(134.4)
Income tax provision (benefit)	(10.2)	(140.8)	47.7	(45.6)	(148.9)
NET INCOME (LOSS)	14.8	(173.6)	74.6	98.7	14.5
Less: Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$(173.6)	$74.6	$99.0	$14.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$14.8	$(173.6)	$74.6	$98.7	$14.5
Foreign currency translation adjustments, net of tax	(3.0)	(14.0)	(11.3)	20.2	(8.1)
Net unrealized gain on available-for-sale securities, net of tax	56.4	—	56.4	(56.4)	56.4
Reclassification adjustment for gain on available-for-sale securities realized in net income	(17.8)	—	(17.8)	17.8	(17.8)
Net unrealized loss on foreign exchange contracts, net of tax	(3.5)	—	(3.5)	3.5	(3.5)
COMPREHENSIVE INCOME (LOSS)	46.9	(187.6)	98.4	83.8	41.5
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$46.9	$(187.6)	$98.4	$84.1	$41.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,121.9)	$145.2	$2,535.3	$—	$558.6
INVESTING ACTIVITIES:
Investment in equity method investees	—	(4.2)	(16.4)	—	(20.6)
Distributions from equity method investees	—	0.4	2.7	—	3.1
Purchase of Starz, net of cash acquired of $73.5	—	—	(1,102.6)	—	(1,102.6)
Capital expenditures	—	(8.9)	(16.3)	—	(25.2)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(12.7)	(1,132.6)	—	(1,145.3)
FINANCING ACTIVITIES:
Debt - borrowings	4,002.8	—	—	—	4,002.8
Debt - repayments	(1,824.1)	—	(942.8)	—	(2,766.9)
Production loans - borrowings	—	—	296.0	—	296.0
Production loans - repayments	—	—	(632.6)	—	(632.6)
Dividends paid	(26.8)	—	—	—	(26.8)
Distributions to noncontrolling interest	—	—	(6.9)	—	(6.9)
Exercise of stock options	25.4	—	—	—	25.4
Tax withholding required on equity awards	(40.9)	—	—	—	(40.9)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,136.4	—	(1,286.3)	—	850.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	14.5	132.5	116.4	—	263.4
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	0.8	—	0.8
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	0.6	28.1	29.0	—	57.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$15.1	$160.6	$146.2	$—	$321.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$0.6	$28.1	$29.0	$—	$57.7
Restricted cash	—	2.9	—	—	2.9
Accounts receivable, net	0.7	1.6	567.8	—	570.1
Other current assets	0.3	17.9	218.7	—	236.9
Total current assets	1.6	50.5	815.5	—	867.6
Investment in films and television programs, net	—	6.4	1,451.2	—	1,457.6
Property and equipment, net	—	36.2	7.2	—	43.4
Investments	40.1	15.3	408.9	—	464.3
Intangible assets	—	—	11.4	—	11.4
Goodwill	10.2	—	524.6	—	534.8
Other assets	—	24.2	301.9	(5.4)	320.7
Deferred tax assets	1.5	121.7	11.2	—	134.4
Subsidiary investments and advances	1,584.2	1,518.3	3,095.0	(6,197.5)	—
	$1,637.6	$1,772.6	$6,626.9	$(6,202.9)	$3,834.2
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	22.1	89.9	242.9	—	354.9
Participations and residuals	—	2.6	434.7	—	437.3
Film obligations and production loans	—	—	663.2	—	663.2
Debt - short term portion	—	40.1	—	—	40.1
Deferred revenue	—	—	246.4	—	246.4
Total current liabilities	22.1	132.6	1,587.2	—	1,741.9
Debt	765.2	59.9	—	—	825.1
Participations and residuals	—	1.0	169.1	—	170.1
Film obligations and production loans	—	—	51.8	—	51.8
Other liabilities	—	—	22.7	—	22.7
Deferred revenue	—	4.8	77.0	—	81.8
Intercompany payable	—	1,906.9	2,415.8	(4,322.7)	—
Redeemable noncontrolling interest	—	—	90.5	—	90.5
Total shareholders' equity (deficiency)	850.3	(332.6)	2,212.8	(1,880.2)	850.3
	$1,637.6	$1,772.6	$6,626.9	$(6,202.9)	$3,834.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$23.7	$2,324.2	$(0.5)	$2,347.4
EXPENSES:
Direct operating	—	0.5	1,414.8	—	1,415.3
Distribution and marketing	—	6.5	655.3	—	661.8
General and administration	3.4	153.1	107.4	(1.5)	262.4
Depreciation and amortization	—	9.3	3.8	—	13.1
Restructuring and other	3.1	6.0	10.7	—	19.8
Total expenses	6.5	175.4	2,192.0	(1.5)	2,372.4
OPERATING INCOME (LOSS)	(6.5)	(151.7)	132.2	1.0	(25.0)
Other expenses (income):
Interest expense	38.6	220.6	176.0	(380.3)	54.9
Interest and other income	(209.4)	(0.2)	(172.1)	379.8	(1.9)
Total other expenses (income)	(170.8)	220.4	3.9	(0.5)	53.0
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	164.3	(372.1)	128.3	1.5	(78.0)
Equity interests income (loss)	(113.2)	182.7	46.7	(72.0)	44.2
INCOME (LOSS) BEFORE INCOME TAXES	51.1	(189.4)	175.0	(70.5)	(33.8)
Income tax provision (benefit)	0.9	(76.3)	65.5	(66.6)	(76.5)
NET INCOME (LOSS)	50.2	(113.1)	109.5	(3.9)	42.7
Less: Net loss attributable to noncontrolling interest	—	—	—	7.5	7.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$50.2	$(113.1)	$109.5	$3.6	$50.2

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$50.2	$(113.1)	$109.5	$(3.9)	$42.7
Foreign currency translation adjustments, net of tax	(3.1)	(4.3)	(6.5)	10.8	(3.1)
Net unrealized loss on available-for-sale securities, net of tax	(37.6)	—	(37.6)	37.6	(37.6)
Net unrealized gain on foreign exchange contracts, net of tax	(0.2)	—	(0.2)	0.2	(0.2)
COMPREHENSIVE INCOME (LOSS)	$9.3	$(117.4)	$65.2	$44.7	$1.8
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	7.5	7.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$9.3	$(117.4)	$65.2	$52.2	$9.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(49.1)	$7.7	$22.4	$—	$(19.0)
INVESTING ACTIVITIES:
Investment in equity method investees and other investments	—	(8.6)	(8.2)	—	(16.8)
Purchase of Pilgrim Media Group, net of cash acquired of $15.8	—	—	(126.9)	—	(126.9)
Capital expenditures	—	(18.3)	(0.1)	—	(18.4)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(26.9)	(135.2)	—	(162.1)
FINANCING ACTIVITIES:
Debt - borrowings	629.5	—	—	—	629.5
Debt - repayments	(444.5)	—	—	—	(444.5)
Production loans - borrowings	—	—	572.6	—	572.6
Production loans - repayments	—	—	(483.1)	—	(483.1)
Repurchase of common shares	(73.2)	—	—	—	(73.2)
Dividends paid	(47.5)	—	—	—	(47.5)
Exercise of stock options	6.1	—	—	—	6.1
Tax withholding required on equity awards	(24.2)	—	—	—	(24.2)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	46.2	—	89.5	—	135.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.9)	(19.2)	(23.3)	—	(45.4)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	0.4	—	0.4
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3.5	47.3	51.9	—	102.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$0.6	$28.1	$29.0	$—	$57.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$29.6	$2,370.7	$(0.7)	$2,399.6
EXPENSES:
Direct operating	—	6.9	1,308.9	—	1,315.8
Distribution and marketing	—	1.2	590.3	—	591.5
General and administration	9.5	153.9	89.9	(0.5)	252.8
Depreciation and amortization	—	4.1	2.5	—	6.6
Restructuring and other	1.8	6.0	2.9	—	10.7
Total expenses	11.3	172.1	1,994.5	(0.5)	2,177.4
OPERATING INCOME (LOSS)	(11.3)	(142.5)	376.2	(0.2)	222.2
Other expenses (income):
Interest expense	33.8	188.8	134.1	(304.2)	52.5
Interest and other income	(172.5)	(2.9)	(131.2)	303.7	(2.9)
Loss on extinguishment of debt	6.7	5.0	—	—	11.7
Total other expenses (income)	(132.0)	190.9	2.9	(0.5)	61.3
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	120.7	(333.4)	373.3	0.3	160.9
Equity interests income (loss)	59.3	403.0	53.0	(462.8)	52.5
INCOME (LOSS) BEFORE INCOME TAXES	180.0	69.6	426.3	(462.5)	213.4
Income tax provision (benefit)	(1.8)	10.3	63.4	(40.3)	31.6
NET INCOME (LOSS)	181.8	59.3	362.9	(422.2)	181.8
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$181.8	$59.3	$362.9	$(422.2)	$181.8

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$181.8	$59.3	$362.9	$(422.2)	$181.8
Foreign currency translation adjustments, net of tax	(0.9)	(3.5)	(1.9)	(0.1)	(6.4)
Net unrealized loss on available-for-sale securities, net of tax	—	—	2.7	—	2.7
Net unrealized gain on foreign exchange contracts, net of tax	—	—	2.8	—	2.8
COMPREHENSIVE INCOME (LOSS)	$180.9	$55.8	$366.5	$(422.3)	$180.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$180.9	$55.8	$366.5	$(422.3)	$180.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2015
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$171.2	$62.9	$(137.6)	$—	$96.5
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	14.5	—	14.5
Investment in equity method investees and other investments	(27.9)	(6.7)	(18.1)	—	(52.7)
Capital expenditures	—	(14.9)	(2.1)	—	(17.0)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27.9)	(21.6)	(5.7)	—	(55.2)
FINANCING ACTIVITIES:
Debt - borrowings	1,149.2	—	—	—	1,149.2
Debt - repayments	(1,105.6)	—	—	—	(1,105.6)
Production loans - borrowings	—	—	631.7	—	631.7
Production loans - repayments	—	—	(449.6)	—	(449.6)
Repurchase of common shares	(144.8)	—	—	—	(144.8)
Dividends paid	(33.4)	—	—	—	(33.4)
Exercise of stock options	6.8	—	—	—	6.8
Tax withholding required on equity awards	(20.1)	—	—	—	(20.1)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(147.9)	—	182.1	—	34.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4.6)	41.3	38.8	—	75.5
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	1.5	—	1.5
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	8.1	6.0	11.6	—	25.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$3.5	$47.3	$51.9	$—	$102.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Related Party Transactions

MHR Affiliates

As per the terms of that certain registration rights agreement dated as of October 22, 2009 by and among the Company and certain investment funds of Mark Rachesky (collectively, the “MHR Affiliates”), as amended on February 3, 2016, the Company has reimbursed the MHR Affiliates for certain costs related to the registration and offering of the Company’s common shares offered by the MHR Affiliates on Form S-3 dated April 7, 2015. Such costs, amounting to approximately $1.0 million, are included in restructuring and other expense in the consolidated statement of income for the year ended March 31, 2015. The registration and offering was disclosed by the Company on a Current Report on Form 8-K dated April 7, 2015.

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 common shares, no par value per share, of the Company (“common shares”) from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

Voting Agreements regarding former Company Shares

On June 30, 2016, in connection with the Merger Agreement, the Company, Starz and MHR Fund Management LLC and affiliates (collectively, “MHR Fund Management”) entered into a voting agreement with respect to MHR Fund Management’s shares of the Company’s previously issued common stock (the “MHR Voting Agreement” ). Under the MHR Voting Agreement, the Company agreed to indemnify MHR Fund Management for losses relating to or arising out of the MHR Voting Agreement, the merger agreement or that certain stock exchange agreement of even date therewith and to pay up to $1.6 million in reasonable out-of-pocket expenses of MHR Fund Management. See the Company’s Current Report on Form 8-K dated June 1, 2016. The Company has incurred expenses on behalf of MHR Fund Management for such costs amounting to approximately $0.5 million, which are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2017. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 18.7% of the Company’s outstanding Class A voting shares and 12.2% of the Company's outstanding Class B non-voting common stock as of May 23, 2017.

Voting Agreement regarding former Starz Shares

On June 30, 2016, in connection with the Merger Agreement, the Company and Starz entered into a Voting Agreement with LG Leopard Canada LP, an Ontario limited partnership and indirect wholly owned subsidiary of the Company, and the stockholders of Starz listed on Schedule A thereto (including John C. Malone and affiliated entities) (such stockholders the “Individual Stockholders”), with respect to shares of Starz previously issued common stock (the “Starz Voting Agreement”). Under the Starz Voting Agreement, the Company agreed to pay up to $1.6 million in reasonable out-of-pocket expenses of the Individual Stockholders and to indemnify the Individual Stockholders for losses relating to or arising out of the Starz Voting Agreement, the Merger Agreement and that certain stock exchange agreement of even date therewith. See the Company’s Current Report on Form 8-K dated June 1, 2016. The Company has incurred expenses on behalf of the Individual Stockholders for such costs amounting to approximately $1.5 million, which are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2017.

Other

We have incurred expenses on behalf of Dr. Malone for reimbursement of certain litigation costs of approximately $1.0 million, which are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atom Tickets

During the year ended March 31, 2015, the Company made initial investments of approximately $4.3 million in MovieFriends, LLC ("Atom Tickets"), a theatrical movie discovery service. During the year ended March 31, 2016, the Company participated in an equity offering of Atom Tickets and subscribed for an additional $7.9 million in equity interests. The Company owns an interest of approximately 15% in Atom Tickets. Gordon Crawford, a director of the Company, is an investor in Atom Tickets.

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of income is as follows (see Note 2 and Note 6):

	March 31,
	2017	2016
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable(1)	$17.9	$14.1
Other assets, noncurrent(1)	2.8	0.5
Total due from related parties	$20.7	$14.6

Accounts payable and accrued liabilities(2)	$2.5	$4.0
Participations and residuals, current(3)	6.4	7.1
Participations and residuals, noncurrent(3)	4.9	4.6
Deferred revenue, current(4)	4.5	43.4
Deferred revenue, noncurrent(4)	18.8	20.1
Total due to related parties	$37.1	$79.2

	Year Ended March 31,
	2017	2016	2015
	(Amounts in millions)
Consolidated Statements of Income
Revenues(1)	$88.8	$47.7	$59.8
Direct operating expense(3)	$10.5	$12.3	$13.9
Distribution and marketing expenses(5)	$0.8	$1.2	$0.8
__________________________________
(1)Represents primarily revenues and accounts receivable from EPIX and Pop from the licensing of films and television programs.
(2)Represents accrued capital contributions to Pop.
(3)Represents participation expense and participations payable associated with the distribution of certain theatrical titles for Roadside Attractions and Pantelion Films.
(4)Represents deferred revenue from licensing arrangements discussed in footnote 1 above for EPIX and Pop.
(5)Represents distribution fees incurred related to Roadside Attractions in connection with the theatrical release of certain films.

23. Subsequent Events

On May 11, 2017, pursuant to the Membership Interest Purchase Agreement dated April 5, 2017 (the “Purchase Agreement”), Lions Gate Films Holdings Company #2, Inc., Viacom and Paramount, each completed the sale to MGM of 100% of their respective equity interests in EPIX, representing, in the aggregate, an 80.91% interest in EPIX. Lions Gate's 31.15% equity interest in EPIX, which it held through Lions Gate Films Holdings Company #2, Inc. represented approximately $397.2 million of the sale, of which $23.4 million was paid to Lions Gate between the signing of the Purchase Agreement and the closing of the sale as a member distribution, and $373.8 million was paid upon closing. Prior to the sale of its 31.15% interest in EPIX, the Company had accounted for such interest as an equity method investment.

Based on the estimated carrying value of the Company’s interest in EPIX as of the date of closing and estimated transaction expenses, the Company is estimating a gain before income taxes of approximately $200 million which is expected to be recognized during the quarter ending June 30, 2017. The after-tax gain is estimated to be approximately $125 million. The tax charge on the gain is a non-cash deferred charge for the use of the Company's existing net operating loss carryforwards. The actual amount of the gain will be impacted by the change in carrying value of the investment and final transaction expenses through the date of closing.