Form 10-Q
period 2017-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2017-08-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2017
Class A Voting Shares, no par value per share	81,264,879 shares
Class B Non-Voting Shares, no par value per share	127,308,418 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2017, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships, including those resulting from the recent acquisition of Starz; competitive responses to the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies; diversion of management’s attention from ongoing business operations and opportunities; our ability to complete the integration of Starz successfully; litigation relating to the transaction; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 25, 2017, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$156.5	$321.9
Restricted cash	—	2.8
Accounts receivable, net	822.9	908.1
Program rights	238.8	261.7
Other current assets	209.6	195.9
Total current assets	1,427.8	1,690.4
Investment in films and television programs and program rights, net	1,660.4	1,729.5
Property and equipment, net	162.6	165.5
Investments	179.2	371.5
Intangible assets	2,019.5	2,046.7
Goodwill	2,704.5	2,700.5
Other assets	446.2	472.8
Deferred tax assets	33.5	20.0
Total assets	$8,633.7	$9,196.9
LIABILITIES
Accounts payable and accrued liabilities	$328.2	$573.0
Participations and residuals	498.9	514.9
Film obligations and production loans	168.8	367.2
Debt - short term portion	78.0	77.9
Deferred revenue	161.1	156.9
Total current liabilities	1,235.0	1,689.9
Debt	2,623.2	3,047.0
Participations and residuals	372.1	359.7
Film obligations and production loans	156.8	116.0
Other liabilities	44.2	50.3
Dissenting shareholders' liability	826.2	812.9
Deferred revenue	73.1	72.7
Deferred tax liabilities	432.3	440.2
Redeemable noncontrolling interest	95.0	93.8
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 81.2 shares issued (March 31, 2017 - 81.1 shares issued)	611.1	605.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 126.9 shares issued (March 31, 2017 - 126.4 shares issued)	1,934.8	1,914.1
Retained earnings	244.1	10.6
Accumulated other comprehensive loss	(14.2)	(16.0)
Total shareholders' equity	2,775.8	2,514.4
Total liabilities and shareholders' equity	$8,633.7	$9,196.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions, except per share amounts)
Revenues	$1,005.3	$553.6
Expenses:
Direct operating	554.9	366.3
Distribution and marketing	198.1	125.0
General and administration	111.7	71.0
Depreciation and amortization	40.0	5.6
Restructuring and other	10.9	7.7
Total expenses	915.6	575.6
Operating income (loss)	89.7	(22.0)
Other expenses (income):
Interest expense
Cash interest	34.6	12.9
Interest on dissenters' liability	13.3	—
Discount and financing costs amortization	4.4	2.3
Total interest expense	52.3	15.2
Interest and other income	(2.8)	(0.9)
Loss on extinguishment of debt	11.6	—
Total other expenses, net	61.1	14.3
Income (loss) before equity interests and income taxes	28.6	(36.3)
Equity interests income (loss)	(8.3)	10.8
Gain on sale of equity interest in EPIX	201.0	—
Income (loss) before income taxes	221.3	(25.5)
Income tax provision (benefit)	46.8	(26.3)
Net income	174.5	0.8
Less: Net (income) loss attributable to noncontrolling interest	(0.7)	0.5
Net income attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$1.3

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.84	$0.01
Diluted net income per common share	$0.80	$0.01

Weighted average number of common shares outstanding:
Basic	206.8	147.2
Diluted	217.9	149.6

Dividends declared per common share	$—	$0.09
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Net income	$174.5	$0.8
Foreign currency translation adjustments, net of tax	2.0	(4.3)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(0.9)	16.9
Net unrealized gain (loss) on foreign exchange contracts, net of tax	0.7	(2.6)
Comprehensive income	176.3	10.8
Less: Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	0.5
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$175.6	$11.3
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number	Amount	Number	Amount			Total
	(Amounts in millions)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	$10.6	$(16.0)	$2,514.4
Cumulative effect of accounting changes for excess tax benefits on equity-based compensation awards and the tax effects of intra-entity transfers	—	—	—	—	62.0	—	62.0
Exercise of stock options	—	0.3	0.5	8.9	—	—	9.2
Share-based compensation, net	0.1	5.0	—	11.7	—	—	16.7
Issuance of common shares to directors for services	—	0.1	—	0.1	—	—	0.2
Net income attributable to Lions Gate Entertainment Corp. shareholders	—	—	—	—	173.8	—	173.8
Other comprehensive income	—	—	—	—	—	1.8	1.8
Noncontrolling interest adjustments to redemption value	—	—	—	—	(2.3)	—	(2.3)
Balance at June 30, 2017	81.2	$611.1	126.9	$1,934.8	$244.1	$(14.2)	$2,775.8

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Operating Activities:
Net income	$174.5	$0.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.0	5.6
Amortization of films and television programs and program rights	393.6	292.4
Interest on dissenters' liability	13.3	—
Discount and financing costs amortization	4.4	2.3
Non-cash share-based compensation	22.7	21.7
Other non-cash items	0.9	1.3
Loss on extinguishment of debt	11.6	—
Equity interests loss (income)	8.3	(10.8)
Gain on sale of equity interest in EPIX	(201.0)	—
Deferred income taxes (benefit)	45.1	(30.7)
Changes in operating assets and liabilities:
Restricted cash	2.8	(7.9)
Accounts receivable, net and other assets	101.3	146.7
Investment in films and television programs and program rights, net	(289.1)	(250.0)
Accounts payable and accrued liabilities	(253.7)	(70.9)
Participations and residuals	(13.5)	43.6
Film obligations	3.9	5.5
Deferred revenue	4.5	(6.5)
Net Cash Flows Provided By Operating Activities	69.6	143.1
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	393.7	—
Investment in equity method investees	(9.5)	(4.2)
Capital expenditures	(9.4)	(2.9)
Net Cash Flows Provided By (Used In) Investing Activities	374.8	(7.1)
Financing Activities:
Debt - borrowings	115.0	185.0
Debt - repayments	(554.0)	(121.0)
Production loans - borrowings	38.5	63.3
Production loans - repayments	(209.1)	(222.7)
Dividends paid	—	(13.2)
Distributions to noncontrolling interest	(3.0)	(2.2)
Exercise of stock options	9.2	0.4
Tax withholding required on equity awards	(5.5)	(13.8)
Net Cash Flows Used In Financing Activities	(608.9)	(124.2)
Net Change In Cash And Cash Equivalents	(164.5)	11.8
Foreign Exchange Effects on Cash	(0.9)	0.4
Cash and Cash Equivalents - Beginning Of Period	321.9	57.7
Cash and Cash Equivalents - End Of Period	$156.5	$69.9

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2018
Employee Share-Based Payment Accounting: In March 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance related to employee share-based payment accounting. The Company adopted this new guidance effective April 1, 2017. The new guidance and the impact on the consolidated financial statements upon adoption are summarized as follows:

•
Excess Tax Benefits and Tax Deficiencies: Effective on a prospective basis, excess tax benefits and deficiencies that arise when share-based awards vest or are settled are recognized in the income statement. In addition, the new guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. Under the previous guidance, the tax effects were recorded in additional paid-in capital, when realized. Historically, the Company has not recorded significant excess tax benefits, because such benefits have not been realized. Upon adoption, the Company recorded a cumulative-effect adjustment of $55.5 million in retained earnings for the net excess tax benefits not previously realized.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Statement of Cash Flows Presentation: The new guidance requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholding obligation as a financing activity. The Company applied the change to the presentation of excess tax benefits as an operating activity on a retrospective basis; however, there was no impact to the statement of cash flows since there were no excess tax benefits in the consolidated statements of cash flows for the three months ended June 30, 2016. The Company has historically presented cash paid for shares withheld to satisfy employee taxes as a financing activity in the consolidated statements of cash flows, and accordingly there was no impact from adopting this aspect of the standard.

•
Forfeitures: The new guidance provides for an election to account for forfeitures of share-based payments either by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as is required under the previous guidance). As allowed by the standard, the Company elected to continue to estimate potential forfeitures.

•
Statutory Withholding: The new guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. There was no material impact upon adoption related to this change.

Equity Method of Accounting: In March 2016, the FASB issued guidance that changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee. The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted the new guidance effective April 1, 2017, with no material impact on the Company's consolidated financial statements.
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued guidance that will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, eliminating an exception under current U.S. GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. Upon adoption, the cumulative-effect of the new standard is to be recorded as an adjustment to retained earnings. The Company adopted this guidance, effective April 1, 2017, and as a result, the Company recorded a cumulative-effect adjustment of $6.5 million in retained earnings for the tax effects (net benefit) of intra-entity transfers. Under the new guidance, the consolidated tax provision in the quarter ended June 30, 2017 was $3.2 million higher than would have been recorded under the previous guidance.
Accounting Guidance Not Yet Adopted
Revenue Recognition: In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company is currently in the process of evaluating which method of transition will be utilized.
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

Stock Compensation - Scope of Modification Accounting: In May 2017, the FASB issued guidance which clarifies that an entity will not apply modification accounting to a share-based payment award if all of the fair value, vesting conditions, and classification of the modified award as an equity or liability instrument are the same immediately before and after the modification. The guidance will be applied prospectively, and is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
(1)The difference between the fair value of the Starz available-for-sale securities owned by Lionsgate and the original cost of the Starz available-for-sale securities of $158.9 million, of $20.4 million, was reflected as a gain on Starz investment in the consolidated statement of operations for the fiscal year ended March 31, 2017.
(2)Upon the closing of the merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Lions Gate non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. Each Starz outstanding award was measured at fair value on the date of acquisition and the portion attributable to pre-combination service was recorded as part of the purchase consideration. The fair value of the Lions Gate replacement award measured on the date of acquisition in excess of the fair value of the Starz award attributed to and recorded as part of the purchase consideration was attributed to post-combination services and will be recognized as share-based compensation expense over the remaining post-combination service period. The estimated aggregate fair value of the Lions Gate replacement awards recorded as part of the purchase consideration was $186.5 million, and the estimated remaining aggregate fair value totaling $43.3 million is being recognized in future periods in accordance with each respective award’s vesting terms. The fair value of the Lions Gate replacement restricted stock and restricted stock unit awards was determined based on the value estimated for the Class A voting shares and Class B non-voting shares as of the acquisition date as discussed above. The fair value of Lions Gate replacement stock option awards was determined using

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Black-Scholes option valuation model using the estimated fair value of the Class B non-voting shares underlying the replacement stock options. For purposes of valuing the Lions Gate replacement awards, the following weighted-average applicable assumptions were used in the Black-Scholes option valuation model:

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

In connection with the Starz Merger, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. At any time within 60 days after the effective date of the merger, or February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares during that 60 day period. See Note 15 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of June 30, 2017, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $826.2 million that is included in dissenting shareholders' liability on the unaudited condensed consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in millions)
Cash and cash equivalents	$73.5
Accounts receivable	254.9
Investment in films and television programs and program rights	851.9
Property and equipment	121.4
Investments	12.1
Intangible assets	2,071.0
Other assets	129.2
Accounts payable and accrued liabilities	(131.0)
Corporate debt and capital lease obligations	(1,013.1)
Deferred tax liabilities	(716.1)
Other liabilities	(156.6)
Fair value of net assets acquired	1,497.2
Goodwill	2,169.7
Total estimated purchase consideration	$3,666.9
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$475.1	$610.5
Acquired libraries, net of accumulated amortization	2.9	2.3
Completed and not released	45.3	24.1
In progress	207.6	169.3
In development	32.4	29.7
	763.3	835.9
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	182.4	179.3
In progress	132.8	104.1
In development	4.2	7.3
	319.4	290.7
Media Networks Segment
Licensed program rights, net of accumulated amortization	495.0	526.9
Produced programming
Released, net of accumulated amortization	170.7	132.7
In progress	136.8	200.9
In development	14.0	4.1
	816.5	864.6
Investment in films and television programs and program rights, net	1,899.2	1,991.2
Less current portion of program rights	(238.8)	(261.7)
Non-current portion	$1,660.4	$1,729.5
During the three months ended June 30, 2017 and 2016, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three months ended June 30, 2017 and 2016, the Company recorded $0.4 million and $1.9 million, respectively, of fair value film write-downs.

4. Investments
The carrying amounts of investments, by category, at June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Equity method investments	$131.5	$322.9
Available-for-sale securities	7.1	8.0
Cost method investments	40.6	40.6
	$179.2	$371.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017
Equity Method Investee	Ownership Percentage	June 30, 2017	March 31, 2017
		(Amounts in millions)
EPIX(1)	n/a(1)	$—	$188.8
Pop	50.0%	96.3	96.8
Other	Various	35.2	37.3
		$131.5	$322.9
________________

(1)	In May 2017, the Company sold all of its 31.15% equity interest in EPIX to MGM (see further details below).
Equity interests in equity method investments for the three months ended June 30, 2017 and 2016 were as follows (income (loss)):

	Three Months Ended
	June 30,
Equity Method Investee	2017	2016
	(Amounts in millions)
EPIX	$4.0	$11.0
Pop	(3.0)	0.3
Other	(9.3)	(0.5)
	$(8.3)	$10.8
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios ("MGM") to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts have been funded since. Since the Company's original investment in April 2008, the Company received distributions from EPIX of $42.0 million through March 31, 2017.
On May 11, 2017, pursuant to the Membership Interest Purchase Agreement dated April 5, 2017 (the “Purchase Agreement”), Lionsgate, Viacom and Paramount, each completed the sale to MGM of 100% of their respective equity interests in EPIX, representing, in the aggregate, an 80.91% interest in EPIX. Lions Gate's 31.15% equity interest in EPIX represented approximately $397.2 million of the sale, of which $23.4 million was paid to Lions Gate between the signing of the Purchase Agreement and the closing of the sale as a member distribution, and $373.8 million was paid upon closing. Prior to the sale of its 31.15% interest in EPIX, the Company had accounted for such interest as an equity method investment.

Based on the carrying value of the Company’s interest in EPIX as of the date of closing and transaction expenses, the Company has recorded a gain before income taxes of approximately $201.0 million which is reflected as a gain on sale of equity interest in EPIX in the consolidated statement of income for the three months ended June 30, 2017.
EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017, and for the three months ended June 30, 2016 and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Period from	Three Months Ended
	April 1, 2017 to
	May 11, 2017	June 30, 2016
	(Amounts in millions)
Revenues	$44.8	$98.3
Expenses:
Operating expenses	32.3	49.2
Selling, general and administrative expenses	2.4	6.2
Operating income	10.1	42.9
Interest and other expense	—	—
Net income	$10.1	$42.9
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1	$42.9
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	3.1	13.4
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)	(3.7)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0	1.3
Total equity interest income recorded	$4.0	$11.0
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Pop. Pop is the Company's joint venture with CBS. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. CBS has a call option to purchase a portion of the Company's ownership interest in Pop at fair market value, which would result in CBS owning 80% of Pop, exercisable beginning March 26, 2018 for a period of 30 days. During the three months ended June 30, 2017, the Company made contributions of $2.5 million to Pop (2016 - none).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents the summarized statements of operations for the three months ended June 30, 2017 and 2016 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Three Months Ended
	June 30,
	2017	2016

Revenues	$24.7	$24.9
Expenses:
Cost of services	16.9	11.5
Selling, marketing, and general and administration	12.1	10.4
Depreciation and amortization	2.0	2.0
Operating income (loss)	(6.3)	1.0
Interest expense, net	0.2	0.1
Accretion of redeemable preferred stock units(1)	18.6	16.0
Total interest expense, net	18.8	16.1
Net loss	$(25.1)	$(15.1)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(25.1)	$(15.1)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(12.6)	(7.5)
Accretion of dividend and interest income on redeemable preferred stock units(1)	9.3	8.0
Elimination of the Company's share of profits on licensing sales to Pop	(0.1)	(0.2)
Realization of the Company’s share of profits on licensing sales to Pop	0.4	—
Total equity interest income (loss) recorded	$(3.0)	$0.3
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

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities were as set forth below:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Cost basis	$2.6	$2.6
Gross unrealized gain	4.5	5.4
Fair value	$7.1	$8.0
Next Games. At June 30, 2017 and March 31, 2017, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games.

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. The Company owns an approximately 14% economic interest in Telltale.

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2017	$361.9	$240.4	$2,098.2	$2,700.5
Measurement period adjustments for Starz Merger(1)	4.5	—	(0.5)	4.0
Balance as of June 30, 2017	$366.4	$240.4	$2,097.7	$2,704.5
______________________

(1)
Measurement period adjustments for the Starz Merger include a decrease to deferred tax liabilities of $2.4 million, and an increase to other liabilities assumed of $6.4 million. These adjustments resulted in a net decrease of $4.0 million of the fair value of net assets acquired and an increase of $4.0 million to goodwill.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Corporate debt:
Revolving credit facilities	$—	$—
Term Loan A	975.0	987.5
Term Loan B	1,175.0	1,600.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,670.0	3,107.5
Convertible senior subordinated notes(1)	60.0	60.0
Capital lease obligations	56.2	57.7
Total debt	2,786.2	3,225.2
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(85.0)	(100.3)
Total debt, net	2,701.2	3,124.9
Less current portion	(78.0)	(77.9)
Non-current portion of debt	$2,623.2	$3,047.0
_____________________

(1)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share at June 30, 2017.

Senior Credit Facilities

Issuance and Prepayments. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement"), providing for a $1.0 billion five-year revolving credit facility (ii) a $1.0 billion five-year term loan A facility (the "Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Term Loan B" and together with the revolving credit facility and Term Loan A, the "Senior Credit Facilities"). The Term Loan B facility was issued at 99.5%.

In February 2017, the Company prepaid $400.0 million in principal amount of the Term Loan B, together with accrued and unpaid interest with respect to such principal amount.

In the three months ended June 30, 2017, the Company prepaid $420.0 million in principal amount of the Term Loan B, together with accrued and unpaid interest with respect to such principal amount. In connection with the prepayment, the Company recorded a loss on extinguishment of debt in the three months ended June 30, 2017 amounting to $11.6 million associated with the write-off of deferred financing costs.
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at June 30, 2017 there was $1.0 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2017. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: December 8, 2021.
•Term Loan B: December 8, 2023.
Interest:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Revolving Credit Facility & Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%) margin. The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement. The margin as of June 30, 2017 is 2.0% (effective interest rate of 3.22% as of June 30, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) margin (effective interest rate of 4.22% as of June 30, 2017).

Required Principal Payments:

•
Term Loan A: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at quarterly rates of 1.25% for the first and second years, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at a quarterly rate of 0.25%, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the revolving credit facility and the Term Loan A and are tested quarterly. As of June 30, 2017, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2017, the Company was in compliance with all applicable covenants.
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

7. Film Obligations and Production Loans

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Film obligations	$142.5	$129.9
Production loans	183.4	353.8
Total film obligations and production loans	325.9	483.7
Unamortized debt issuance costs	(0.3)	(0.5)
Total film obligations and production loans, net	325.6	483.2
Less current portion	(168.8)	(367.2)
Total non-current film obligations and production loans	$156.8	$116.0
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.06% to 4.42%.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2017 and March 31, 2017:

	June 30, 2017			March 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4):
Investment in Next Games	$7.1	$—	$7.1	$8.0	$—	$8.0

Forward exchange contracts (see Note 17)	—	1.5	1.5	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.6)	(0.6)	—	(0.5)	(0.5)
	$7.1	$0.9	$8.0	$8.0	$0.1	$8.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2017 and March 31, 2017:

	June 30, 2017		March 31, 2017
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$96.3	$122.1	$96.8	$122.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	950.5	961.6	961.8	983.8
Term Loan B	1,142.7	1,182.3	1,554.7	1,610.0
5.875% Senior Notes	498.9	548.0	498.3	542.1
April 2013 1.25% Notes	60.0	59.0	60.0	58.5
Production loans	183.1	183.4	353.3	353.8
	$2,835.2	$2,934.3	$3,428.1	$3,548.2

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, borrowings under our revolving credit facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at June 30, 2017 and March 31, 2017.

9. Redeemable Noncontrolling Interest

The table below presents the reconciliation of changes in redeemable noncontrolling interest:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Beginning balance	$93.8	$90.5
Net income (loss) attributable to noncontrolling interest	0.7	(0.5)
Noncontrolling interest discount accretion	1.2	1.3
Adjustments to redemption value	2.3	2.7
Cash distributions	(3.0)	(2.2)
Ending balance	$95.0	91.8

Redeemable noncontrolling interest is measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of unamortized noncontrolling interest discount. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to noncontrolling interest and a charge to retained earnings.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the three months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$1.3
Denominator:
Weighted average common shares outstanding(1)	206.8	147.2
Basic net income per common share	$0.84	$0.01
___________________

(1)
The weighted average common shares outstanding for the three months ended June 30, 2017 do not include the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 2 and Note 15.

Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights, restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the three months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$1.3
Add:
Interest on convertible notes, net of tax	0.1	—
Numerator for diluted net income per common share	$173.9	$1.3

Denominator:
Weighted average common shares outstanding	206.8	147.2
Effect of dilutive securities:
Conversion of notes	2.1	—
Share purchase options	6.3	2.3
Restricted share units and restricted stock	0.7	0.1
Contingently issuable shares	2.0	—
Adjusted weighted average common shares outstanding	217.9	149.6
Diluted net income per common share	$0.80	$0.01

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2017 and 2016, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	6.2
Share purchase options	17.0	9.4
Restricted share units	0.2	0.9
Other issuable shares	1.5	1.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	18.7	17.7

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2017 and March 31, 2017. The table below outlines common shares reserved for future issuance:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Stock options outstanding, Class A voting shares average exercise price $26.78, Class B non-voting shares average exercise price $19.54 (March 31, 2017 - Class A voting shares average exercise price $26.67, Class B non-voting shares average exercise price $19.43)	32.3	32.6
Restricted stock and restricted share units — unvested	2.4	2.7
Common shares available for future issuance under Lionsgate plan	1.0	0.8
Common shares available for future issuance under Starz plan	12.0	11.8
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2017 - $29.19)	2.1	2.1
Shares reserved for future issuance	49.8	50.0

The Company's 2012 Performance Incentive Plan, as amended on October 3, 2016 (the "2012 Plan") provides for the issuance of up to 31.6 million common shares of the Company, stock options, share appreciation rights, restricted shares, stock bonuses and other forms of awards granted or denominated in common shares or units of common shares of the Company, as well as certain cash bonus awards to eligible directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At the effective time of the closing of the merger, Starz had outstanding equity awards under the Starz Transitional Stock Adjustment Plan, Starz 2011 Incentive Plan, Starz 2011 Nonemployee Director Plan and Starz 2016 Omnibus Incentive Plan (collectively, the “Starz Plans”). In accordance with the Merger Agreement, at the effective time of the closing of the merger, Lions Gate assumed the Starz Plans and the restricted stock unit awards, unvested stock options and restricted stock awards, in each case, granted under the Starz Plans (collectively, the “Assumed Awards”). As a result of this assumption, at the effective time of the closing of the Merger, the Assumed Awards were converted into corresponding awards relating to Class B non-voting shares, after giving effect to appropriate adjustments to reflect the consummation of the merger. There are currently 26.8 million Class B non-voting shares issuable in connection with the Assumed Awards held by Starz employees and awards to be granted under the Starz Plans following the merger.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2017, and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Compensation Expense:
Stock options	$12.3	$7.7
Restricted share units and other share-based compensation	10.4	6.0
Share appreciation rights	1.1	—
	23.8	13.7
Immediately vested restricted share units issued under annual bonus program(1)	—	8.5
Total share-based compensation expense	$23.8	$22.2

Tax impact(2)	(8.5)	(8.1)
Reduction in net income	$15.3	$14.1
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of our annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Compensation Expense:
Direct operating	$0.2	$—
Distribution and marketing	0.2	—
General and administration	23.4	22.2
	$23.8	$22.2

The following table sets forth the stock option, restricted stock and restricted share unit activity during the three months ended June 30, 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2017	9,089,915	$26.67	23,464,929	$19.43	519,148	$27.85	2,258,006	$26.07
Granted	230,303	$30.36	230,303	$29.35	43,860	$26.10	111,604	$24.04
Options exercised or restricted stock or RSUs vested	(19,547)	$16.95	(511,084)	$17.32	(135,052)	$26.62	(329,795)	$26.06
Forfeited or expired	(6,732)	$31.00	(144,566)	$24.79	(3,925)	$37.53	(63,616)	$26.42
Outstanding at June 30, 2017	9,293,939	$26.78	23,039,582	$19.54	424,031	$27.98	1,976,199	$25.95

During the three months ended June 30, 2017, the Company granted 0.3 million share-appreciation rights ("SARs"). The SARs are currently accounted for as cash-settled, and are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).
The Company wrote off tax deficiencies of $0.4 million associated with its equity awards in its tax provision during the three months ended June 30, 2017 (2016 - none).
Total unrecognized compensation cost related to unvested stock options, and related to restricted stock and restricted share unit awards at June 30, 2017 are $66.4 million and $36.4 million, respectively, and are expected to be recognized over a weighted average period of 2.6 and 1.8 years, respectively.

(c) Other

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

12. Income Taxes
In the quarters ended June 30, 2017 and 2016, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2018 and 2017, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision (benefit) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings.
The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from the prior period. The tax provision (benefit) recorded in these periods are primarily related to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.
The Company's income tax provision (benefit) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, and were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Restructuring and other:
Severance(1)	$1.0	$—
Transaction related costs(2)	6.9	6.7
Litigation and other(3)	3.0	1.0
	$10.9	$7.7
_______________________

(1)
Severance costs were primarily related to workforce reductions for redundancies in connection with the Starz Merger. As of June 30, 2017, the remaining severance liability was approximately $17.3 million, which is expected to be paid in the next 12 months.

(2)
Transaction related costs in the three months ended June 30, 2017 consist of certain bonuses related to the sale of the Company's equity interest in EPIX (see Note 4) and costs associated with the integration of Starz. Transaction related costs in the three months ended June 30, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger.

(3)	Litigation and other in the three months ended June 30, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits related to the Starz Merger (see Note 15).

14. Segment Information
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
The Company previously had two reportable business segments, consisting of the Motion Pictures and Television Production segments. Beginning in the quarter ended December 31, 2016, the Company now manages and reports its operating results in three reportable business segments: (1) Motion Pictures, (2) Television Production and (3) Media Networks.
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
Media Networks (which was previously not a reportable segment) consists of (i) Starz Networks, which includes the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies, and online video providers, and on an over-the-top ("OTT") basis (ii) Content and Other, which includes the licensing of the Media Networks' original series programming to digital media platforms, international television networks, home entertainment and other ancillary markets and (iii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscription video-on-demand ("SVOD") platforms which were moved under the Media Networks segment in connection with the Starz Merger.
In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions include licensing motion pictures or television programming from the Motion Pictures and Television Production segments to the Media Networks segment. In addition, intersegment transactions include distribution fees charged to the Media Networks segment by the Television Production segment for the distribution of Media Networks' original series programming in ancillary markets. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses or assets recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

Segment information by business unit is presented in the table below. The Media Networks segment reflects the Starz network business from the date of acquisition (December 8, 2016), and the Lionsgate direct to consumer streaming services on SVOD platforms for the historical periods presented.

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Segment revenues
Motion Pictures	$472.4	$362.2
Television Production	156.6	191.1
Media Networks	390.5	0.3
Intersegment eliminations	(14.2)	—
	$1,005.3	$553.6
Intersegment revenues
Motion Pictures	$5.1	$—
Television Production	9.1	—
	$14.2	$—
Gross contribution
Motion Pictures	$113.8	$56.3
Television Production	21.7	17.1
Media Networks	135.1	(6.8)
Intersegment eliminations	(2.0)	—
	$268.6	$66.6
Segment general and administration
Motion Pictures	$26.9	$24.5
Television Production	9.1	7.5
Media Networks	25.6	2.7
	$61.6	$34.7
Segment profit (loss)
Motion Pictures	$86.9	$31.8
Television Production	12.6	9.6
Media Networks	109.5	(9.5)
Intersegment eliminations	(2.0)	—
	$207.0	$31.9

Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution and marketing expense) less segment general and administration expenses. However, segment direct operating expenses, distribution and marketing expenses and general and administrative expenses will exclude share-based compensation, other than annual bonuses granted in stock, and will include annual bonuses paid in cash. All share-based compensation was previously excluded from segment profit, and annual bonuses were previously included in corporate general and administrative expenses. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Company’s total segment profit	$207.0	$31.9
Corporate general and administrative expenses	(25.5)	(21.3)
Adjusted depreciation and amortization(1)	(10.1)	(4.8)
Restructuring and other(2)	(10.9)	(7.7)
Adjusted share-based compensation expense(3)	(23.8)	(13.7)
Purchase accounting and related adjustments(4)	(47.0)	(6.4)
Operating income (loss)	89.7	(22.0)
Interest expense	(52.3)	(15.2)
Interest and other income	2.8	0.9
Loss on extinguishment of debt	(11.6)	—
Equity interests income (loss)	(8.3)	10.8
Gain on sale of equity interest in EPIX	201.0	—
Income (loss) before income taxes	$221.3	$(25.5)
___________________

(1)
Adjusted depreciation and amortization represents depreciation and amortization as presented on our unaudited condensed consolidated statements of income less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in the acquisition of Starz and Pilgrim Media Group which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Depreciation and amortization	$40.0	$5.6
Less: Amount included in purchase accounting and related adjustments	(29.9)	(0.8)
Adjusted depreciation and amortization	$10.1	$4.8

(2)	Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable (see Note 13).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Share-based compensation	$23.8	$22.2
Less:
Bonus related share-based compensation included in segment and corporate general and administrative expense(1)	—	(8.5)
Adjusted share-based compensation	$23.8	$13.7
(1)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are, when granted, included in segment or corporate general and administrative expense.

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to the assets and liabilities acquired in the acquisition of Starz and Pilgrim Media Group. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$15.9	$4.3
General and administrative expense	1.2	1.3
Depreciation and amortization	29.9	0.8
	$47.0	$6.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media or product line as broken down by segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$50.8	$47.2
Home Entertainment	234.0	143.2
Television	57.7	53.3
International	122.8	113.8
Other	7.1	4.7
Total Motion Pictures revenues	472.4	362.2
Television Production
Domestic Television	128.2	153.0
International	23.0	27.7
Home Entertainment	3.6	6.8
Other	1.8	3.6
Total Television Production revenues	156.6	191.1
Media Networks
Starz Networks	343.2	—
Content and Other	45.9	—
Streaming Services	1.4	0.3
Total Media Networks revenues	390.5	0.3
Intersegment eliminations	(14.2)	—
Total revenues	$1,005.3	$553.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$61.6	$34.7
Corporate general and administrative expenses	25.5	21.3
Share-based compensation expense included in general and administrative expense	23.4	13.7
Purchase accounting and related adjustments	1.2	1.3
	$111.7	$71.0

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Assets
Motion Pictures	$1,691.2	$1,802.3
Television Production	1,124.3	1,142.8
Media Networks	5,363.4	5,443.9
Other unallocated assets(1)	454.8	807.9
	$8,633.7	$9,196.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

15. Contingencies

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

Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. The complaint names as defendants the members of the board of directors of Starz; Dr. Malone and Leslie Malone; Mr. Bennett and Deborah J. Bennett; The Tracey L. Neal Trust A; The Evan D. Malone Trust A; Hilltop Investments, LLC (“Hilltop”); Dr. Rachesky; Lions Gate; and Merger Sub. It alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone is a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that the other defendants aided and abetted such breaches of fiduciary duty. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. On January 17, 2017, the court granted a

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stipulation dismissing without prejudice the claims against former Starz directors Irving Azoff, Susan Lyne, Robert Wiesenthal, Andrew Heller, and Jeffrey Sagansky, as well as Mr. Bennett, Deborah Bennett, Leslie Malone, Hilltop, The Tracey L. Neal Trust A, and The Evan D. Malone Trust A. On January 26, 2017, the court granted a stipulation dismissing without prejudice the claims against Dr. Rachesky. The remaining defendants filed answers to the verified consolidated class action complaint on January 24, 2017. The court has entered a scheduling order providing for a trial to commence in the second half of fiscal 2019. Defendants intend to defend the action vigorously.

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

On October 7, 2016, a putative class action complaint was filed by a purported Lions Gate stockholder in the Supreme Court of the State of New York for the County of Nassau: Levy v. Malone, et al., Index No. 607759/2016. The complaint names as defendants Lions Gate and the members of its board of directors. The complaint alleges, among other things, that the members of the Lions Gate board of directors breached fiduciary duties owed to Lions Gate stockholders and/or aided and abetted breaches of fiduciary duties by others in connection with the proposed merger, and that Lions Gate and the members of its board of directors failed to disclose material information in the amended joint proxy statement/ prospectus on Form S-4/A filed on September 7, 2016 in connection with the proposed merger. On November 8, 2016, plaintiff filed a motion to preliminarily enjoin the proposed merger and for expedited discovery. On November 23, 2016, the parties entered into a stipulation of settlement resolving the action, and on November 25, 2016, filed a stipulation withdrawing plaintiff’s motion. On July 14, 2017, the court preliminarily approved the settlement, ordered that notice of the settlement be sent to class members, and scheduled a hearing for August 30, 2017 to determine whether to finally approve the settlement.

Appraisal

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. Starz has answered the petitions, and the court has entered a scheduling order providing for a trial to commence in the second half of fiscal 2019. Starz intends to defend the action vigorously.

16. Consolidating Financial Information — Convertible Senior Subordinated Notes

The April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. Lions Gate Entertainment Inc. ("LGEI"), the issuer of the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp.

The following tables present condensed consolidating financial information as of June 30, 2017 and March 31, 2017, and for the three months ended June 30, 2017 and 2016 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	June 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$1.2	$79.9	$75.4	$—	$156.5
Restricted cash	—	—	—	—	—
Accounts receivable, net	0.7	1.8	820.4	—	822.9
Program rights	—	—	238.8	—	238.8
Other current assets	—	24.7	189.5	(4.6)	209.6
Total current assets	1.9	106.4	1,324.1	(4.6)	1,427.8
Investment in films and television programs and program rights, net	—	6.6	1,653.8	—	1,660.4
Property and equipment, net	—	36.0	126.6	—	162.6
Investments	40.1	17.7	121.4	—	179.2
Intangible assets	—	—	2,019.5	—	2,019.5
Goodwill	10.2	—	2,694.3	—	2,704.5
Other assets	—	17.7	428.5	—	446.2
Deferred tax assets	29.1	303.3	—	(298.9)	33.5
Subsidiary investments and advances	5,292.7	1,818.7	6,039.5	(13,150.9)	—
	$5,374.0	$2,306.4	$14,407.7	$(13,454.4)	$8,633.7
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	22.2	59.9	246.1	—	328.2
Participations and residuals	—	3.5	495.4	—	498.9
Film obligations and production loans	—	—	168.8	—	168.8
Debt - short term portion	70.0	—	8.0	—	78.0
Deferred revenue	—	2.2	158.9	—	161.1
Total current liabilities	92.2	65.6	1,077.2	—	1,235.0
Debt	2,506.0	54.6	62.6	—	2,623.2
Participations and residuals	—	—	372.1	—	372.1
Film obligations and production loans	—	—	156.8	—	156.8
Other liabilities	—	—	44.2	—	44.2
Dissenting shareholders liability	—	—	826.2	—	826.2
Deferred revenue	—	—	73.1	—	73.1
Deferred tax liabilities	—	—	731.2	(298.9)	432.3
Intercompany payable	—	2,503.2	4,425.0	(6,928.2)	—
Redeemable noncontrolling interest	—	—	95.0	—	95.0
Total shareholders' equity (deficiency)	2,775.8	(317.0)	6,544.3	(6,227.3)	2,775.8
	$5,374.0	$2,306.4	$14,407.7	$(13,454.4)	$8,633.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$1.3	$1,004.0	$—	$1,005.3
EXPENSES:
Direct operating	—	(0.9)	555.8	—	554.9
Distribution and marketing	—	1.6	196.5	—	198.1
General and administration	0.8	41.3	70.0	(0.4)	111.7
Depreciation and amortization	—	2.6	37.4	—	40.0
Restructuring and other	1.1	9.1	0.7	—	10.9
Total expenses	1.9	53.7	860.4	(0.4)	915.6
OPERATING INCOME (LOSS)	(1.9)	(52.4)	143.6	0.4	89.7
Other expenses (income):
Interest expense	36.4	55.1	111.0	(150.2)	52.3
Interest and other income	(105.4)	—	(47.4)	150.0	(2.8)
Loss on extinguishment of debt	10.9	0.7	—	—	11.6
Total other expenses (income)	(58.1)	55.8	63.6	(0.2)	61.1
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	56.2	(108.2)	80.0	0.6	28.6
Equity interests income (loss)	108.6	277.0	(3.1)	(390.8)	(8.3)
Gain on sale of equity interest in EPIX	—	—	201.0	—	201.0
INCOME (LOSS) BEFORE INCOME TAXES	164.8	168.8	277.9	(390.2)	221.3
Income tax provision (benefit)	(9.0)	60.2	105.8	(110.2)	46.8
NET INCOME (LOSS)	173.8	108.6	172.1	(280.0)	174.5
Less: Net income attributable to noncontrolling interest	—	—	—	(0.7)	(0.7)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$108.6	$172.1	$(280.7)	$173.8

	Three Months Ended
	June 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$173.8	$108.6	$172.1	$(280.0)	$174.5
Foreign currency translation adjustments, net of tax	1.1	3.3	(10.4)	8.0	2.0
Net unrealized loss on available-for-sale securities, net of tax	(0.9)	(0.9)	—	0.9	(0.9)
Net unrealized gain on foreign exchange contracts, net of tax	0.7	—	0.7	(0.7)	0.7
COMPREHENSIVE INCOME (LOSS)	174.7	111.0	162.4	(271.8)	176.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.7)	(0.7)
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$174.7	$111.0	$162.4	$(272.5)	$175.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$419.9	$(75.9)	$(274.4)	$—	$69.6
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	393.7	—	393.7
Investment in equity method investees	—	(2.7)	(6.8)	—	(9.5)
Capital expenditures	—	(2.1)	(7.3)	—	(9.4)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(4.8)	379.6	—	374.8
FINANCING ACTIVITIES:
Debt - borrowings	115.0	—	—	—	115.0
Debt - repayments	(552.5)	—	(1.5)	—	(554.0)
Production loans - borrowings	—	—	38.5	—	38.5
Production loans - repayments	—	—	(209.1)	—	(209.1)
Distributions to noncontrolling interest	—	—	(3.0)	—	(3.0)
Exercise of stock options	9.2	—	—	—	9.2
Tax withholding required on equity awards	(5.5)	—	—	—	(5.5)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(433.8)	—	(175.1)	—	(608.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13.9)	(80.7)	(69.9)	—	(164.5)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(0.9)	—	(0.9)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	15.1	160.6	146.2	—	321.9
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1.2	$79.9	$75.4	$—	$156.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$15.1	$160.6	$146.2	$—	$321.9
Restricted cash	—	2.8	—	—	2.8
Accounts receivable, net	0.6	1.7	905.8	—	908.1
Program rights	—	—	261.7	—	261.7
Other current assets	—	21.0	179.7	(4.8)	195.9
Total current assets	15.7	186.1	1,493.4	(4.8)	1,690.4
Investment in films and television programs, net	—	6.5	1,723.0	—	1,729.5
Property and equipment, net	—	36.3	129.2	—	165.5
Investments	40.1	18.0	313.4	—	371.5
Intangible assets	—	—	2,046.7	—	2,046.7
Goodwill	10.2	—	2,690.3	—	2,700.5
Other assets	—	17.1	455.7	—	472.8
Deferred tax assets	20.0	290.8	—	(290.8)	20.0
Subsidiary investments and advances	5,451.0	1,413.3	5,738.7	(12,603.0)	—
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9
Liabilities and Shareholders' Equity (Deficiency)
Accounts payable and accrued liabilities	24.1	75.3	473.6	—	573.0
Participations and residuals	—	3.5	511.4	—	514.9
Film obligations and production loans	—	—	367.2	—	367.2
Debt - short term portion	70.0	—	7.9	—	77.9
Deferred revenue	—	2.4	154.5	—	156.9
Total current liabilities	94.1	81.2	1,514.6	—	1,689.9
Debt	2,928.6	53.7	64.7	—	3,047.0
Participations and residuals	—	—	359.7	—	359.7
Film obligations and production loans	—	—	116.0	—	116.0
Other liabilities	—	—	50.3	—	50.3
Dissenting shareholders liability	—	—	812.9	—	812.9
Deferred revenue	—	—	72.7	—	72.7
Deferred tax liabilities	—	—	731.0	(290.8)	440.2
Intercompany payable	—	2,314.6	4,643.7	(6,958.3)	—
Redeemable noncontrolling interest	—	—	93.8	—	93.8
Total shareholders' equity (deficiency)	2,514.3	(481.4)	6,131.0	(5,649.5)	2,514.4
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$5.2	$548.4	$—	$553.6
EXPENSES:
Direct operating	—	1.0	365.3	—	366.3
Distribution and marketing	—	0.5	124.5	—	125.0
General and administration	0.4	38.7	32.0	(0.1)	71.0
Depreciation and amortization	—	3.6	2.0	—	5.6
Restructuring and other	—	7.6	0.1	—	7.7
Total expenses	0.4	51.4	523.9	(0.1)	575.6
OPERATING INCOME (LOSS)	(0.4)	(46.2)	24.5	0.1	(22.0)
Other expenses (income):
Interest expense	11.1	57.1	45.7	(98.7)	15.2
Interest and other income	(53.9)	0.1	(45.7)	98.6	(0.9)
Total other expenses (income)	(42.8)	57.2	—	(0.1)	14.3
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	42.4	(103.4)	24.5	0.2	(36.3)
Equity interests income (loss)	(40.6)	35.4	11.4	4.6	10.8
INCOME (LOSS) BEFORE INCOME TAXES	1.8	(68.0)	35.9	4.8	(25.5)
Income tax provision (benefit)	0.5	(27.4)	14.2	(13.6)	(26.3)
NET INCOME (LOSS)	1.3	(40.6)	21.7	18.4	0.8
Less: Net loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$1.3	$(40.6)	$21.7	$18.9	$1.3

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$1.3	$(40.6)	$21.7	$18.4	$0.8
Foreign currency translation adjustments, net of tax	(4.3)	(7.0)	(11.0)	18.0	(4.3)
Net unrealized gain (loss) on available-for-sale securities, net of tax	16.9	—	16.9	(16.9)	16.9
Net unrealized loss on foreign exchange contracts, net of tax	(2.6)	—	(2.6)	2.6	(2.6)
COMPREHENSIVE INCOME (LOSS)	$11.3	$(47.6)	$25.0	$22.1	$10.8
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.5	0.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$11.3	$(47.6)	$25.0	$22.6	$11.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(37.0)	$2.4	$177.7	$—	$143.1
INVESTING ACTIVITIES:
Investment in equity method investees and other investments	—	—	(4.2)	—	(4.2)
Capital expenditures	—	(2.0)	(0.9)	—	(2.9)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(2.0)	(5.1)	—	(7.1)
FINANCING ACTIVITIES:
Debt - borrowings	185.0	—	—	—	185.0
Debt - repayments	(121.0)	—	—	—	(121.0)
Production loans - borrowings	—	—	63.3	—	63.3
Production loans - repayments	—	—	(222.7)	—	(222.7)
Dividends paid	(13.2)	—	—	—	(13.2)
Distributions to noncontrolling interest	—	—	(2.2)	—	(2.2)
Exercise of stock options	0.4	—	—	—	0.4
Tax withholding required on equity awards	(13.8)	—	—	—	(13.8)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	37.4	—	(161.6)	—	(124.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	0.4	11.0	—	11.8
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	0.4	—	0.4
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	0.7	28.1	28.9	—	57.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1.1	$28.5	$40.3	$—	$69.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of June 30, 2017, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from June 30, 2017):

June 30, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£13.3	in exchange for	$16.6	£0.80
Hungarian Forint	HUF 1,824.5	in exchange for	$6.6	HUF 275.71
Euro	€6.2	in exchange for	$7.0	€0.88
Canadian Dollar	C$12.9	in exchange for	$9.5	C$1.37
New Zealand Dollar	NZD 3.3	in exchange for	$2.4	NZD 0.73
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2017 were gains, net of tax, of $0.7 million (2016 - losses, net of tax of $2.6 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2017 were nil (2016 - $0.4 million) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of June 30, 2017, $1.5 million was included in other assets and $0.6 million in accounts payable and accrued liabilities (March 31, 2017 - $0.6 million in other assets and $0.5 million in accounts payable and accrued liabilities) in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three months ended June 30, 2017, no amounts were reclassified out of accumulated other comprehensive loss into earnings. As of June 30, 2017, based on the current release schedule, the Company estimates approximately less than $1 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending June 30, 2018.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$23.1	$26.1
Product inventory	21.6	23.9
Tax credits receivable	164.9	145.9
	$209.6	$195.9
Other non-current assets
Prepaid expenses and other	$40.9	$39.9
Accounts receivable	305.6	313.1
Tax credits receivable	99.7	119.8
	$446.2	$472.8

Supplemental Cash Flow Information

The supplemental schedule of non-cash financing activities for the three months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)

Non-cash financing activities:
Accrued dividends	$—	$13.3

There were no non-cash investing activities for the three months ended June 30, 2017 and 2016.

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

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated a merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). In connection with the Starz Merger, Lionsgate entered into a credit and guarantee agreement (the "Credit Agreement") which provided for: (i) a $1.0 billion revolving credit facility (ii) a $1.0 billion term loan A facility (the "Term Loan A"), and (iii) a $2.0 billion term loan B facility (the "Term Loan B"). In addition, on October 27, 2016, Lionsgate issued $520.0 million of senior notes due 2024 (the "5.875% Senior Notes") (see Note 6 to our unaudited condensed consolidated financial statements). The Company used the proceeds of the 5.875% Senior Notes, the Term Loan A, the Term Loan B, and a portion of the revolving credit facility amounting to $50 million to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's previous senior revolving credit facility, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.
See Note 2 to our unaudited condensed consolidated financial statements for further details of the Starz Merger.
Segment Structure
Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments as of June 30, 2017: Motion Pictures, Television Production and Media Networks. The Motion Pictures segment remains similar to the previously reported segment, and now includes the Starz third-party distribution business. The Television Production segment will remain substantially similar to the previously reported segment. The Media Networks segment will consist of the Starz Networks business, the licensing of Starz original series in ancillary markets, and the Company’s direct to consumer initiatives including its subscription video-on-demand platforms. See Note 14 to our unaudited condensed consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2017 and 2016.
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

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and online video providers (collectively, “Distributors”), and on an over-the-top (“OTT”) basis. Starz Networks’ revenue is recognized in the period during which programming is provided, either: (i) based solely on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements; (ii) based on amounts or rates specified in the affiliation agreements which are not tied solely to the total number of subscribers who receive our services, or (iii) the total number of subscribers who receive our OTT service multiplied by the applicable retail rate.

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
Distribution and marketing expenses primarily include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. Marketing costs for Media Networks includes advertising, consumer marketing, distributor marketing support and other marketing costs. In addition, distribution and marketing costs includes our Media Networks segment operating costs for transponder expenses and maintenance and repairs.
General and administration expenses include salaries and other overhead.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 25, 2017.
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
Program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions or license period. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation windows under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.8 million on our total revenue in the three months ended June 30, 2017 (2016 - $1.1 million).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended June 30, 2017 and 2016, we calculate the income tax provision (benefit) using the cut-off method.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2017 and 2016. Due to the Starz Merger, the three months ended June 30, 2017 includes the results of operations from Starz (see Note 2 to our unaudited condensed consolidated financial statements for further details). Revenue from Starz was $420.9 million for the three months ended June 30, 2017.
Following the Starz Merger, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks. As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$472.4	$362.2	$110.2	30.4%
Television Production	156.6	191.1	(34.5)	(18.1)%
Media Networks(1)	390.5	0.3	390.2	nm
Intersegment eliminations	(14.2)	—	(14.2)	nm
Total revenues	1,005.3	553.6	451.7	81.6%
Expenses:
Direct operating	554.9	366.3	188.6	51.5%
Distribution and marketing	198.1	125.0	73.1	58.5%
General and administration	111.7	71.0	40.7	57.3%
Depreciation and amortization	40.0	5.6	34.4	nm
Restructuring and other	10.9	7.7	3.2	41.6%
Total expenses	915.6	575.6	340.0	59.1%
Operating income (loss)	89.7	(22.0)	111.7	nm
Other expenses (income):
Interest expense	52.3	15.2	37.1	244.1%
Interest and other income	(2.8)	(0.9)	(1.9)	211.1%
Loss on extinguishment of debt	11.6	—	11.6	nm
Total other expenses, net	61.1	14.3	46.8	nm
Income (loss) before equity interests and income taxes	28.6	(36.3)	64.9	nm
Equity interests income (loss)	(8.3)	10.8	(19.1)	(176.9)%
Gain on sale of equity interest in EPIX	201.0	—	201.0	nm
Income (loss) before income taxes	221.3	(25.5)	246.8	nm
Income tax provision (benefit)	46.8	(26.3)	73.1	nm
Net income	174.5	0.8	173.7	nm
Less: Net (income) loss attributable to noncontrolling interest	(0.7)	0.5	(1.2)	(240.0)%
Net income attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$1.3	$172.5	nm

_____________________
nm - Percentage not meaningful

(1)
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the three months ended June 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

Revenues. Consolidated revenues increased in the three months ended June 30, 2017, due to the inclusion of revenue from the Starz Merger, an increase in Motion Pictures revenues, offset partially by a decrease in Television Production revenues driven by lower domestic television revenue as a result of fewer television episodes delivered in the current quarter. The Media Networks and Motion Pictures revenues in the three months ended June 30, 2017 include $389.1 million and $31.8 million, respectively, of revenues from the Starz Merger.
The increase in Motion Pictures revenue was primarily due to higher home entertainment revenues driven by the performance of our feature films in the current quarter, which included the home entertainment releases of La La Land and John Wick: Chapter 2, as compared to the prior year's quarter, and a significant contribution of home entertainment revenue from the Starz Merger.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$234.0	$143.2	$90.8	63.4%
Television Production	3.6	6.8	(3.2)	(47.1)%
Media Networks	40.0	0.3	39.7	nm
	$277.6	$150.3	$127.3	84.7%
_____________________
nm - Percentage not meaningful

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$253.1	53.6%	$190.5	52.6%	$62.6	32.9%
Television Production	128.2	81.9	166.8	87.3	(38.6)	(23.1)%
Media Networks(1)	162.8	41.7	4.7	nm	158.1	nm
Other	16.1	nm	4.3	nm	11.8	274.4%
Intersegment eliminations	(5.3)	nm	—	—	(5.3)	nm
	$554.9	55.2%	$366.3	66.2%	$188.6	51.5%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the three months ended June 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

Direct operating expenses increased in the three months ended June 30, 2017, primarily due to the inclusion of expenses from the Starz Merger, and increased Motion Pictures revenue, offset partially by lower Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$105.5	$115.4	$(9.9)	(8.6)%
Television Production	6.7	7.2	(0.5)	(6.9)%
Media Networks(1)	92.6	2.4	90.2	nm
Other	0.2	—	0.2	nm
Intersegment eliminations	(6.9)	—	(6.9)	nm
	$198.1	$125.0	$73.1	58.5%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$37.9	$72.0	$(34.1)	(47.4)%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the three months ended June 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

Distribution and Marketing expenses increased in the three months ended June 30, 2017 due to increased Media Networks distribution and marketing expenses primarily from the Starz Merger, which included a significant amount of Starz Networks' advertising and marketing costs in the current quarter as a result of the original series premiering on STARZ in the current quarter, offset slightly by decreased Motion Pictures theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.
Other consists of the share-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$26.9		$24.5		$2.4	9.8%
Television Production	9.1		7.5		1.6	21.3%
Media Networks(1)	25.6		2.7		22.9	nm
Corporate	25.5		21.3		4.2	19.7%
	87.1	8.7%	56.0	10.1%	31.1	55.5%
Share-based compensation expense	23.4		13.7		9.7	70.8%
Purchase accounting and related adjustments	1.2		1.3		(0.1)	(7.7)%
Total general and administrative expenses	$111.7	11.1%	$71.0	12.8%	$40.7	57.3%
_______________________
nm - Percentage not meaningful.

(1)
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the three months ended June 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

General and administrative expenses increased in the three months ended June 30, 2017, resulting from the inclusion of general and administration expense from the acquisition of Starz in the Media Networks segment, higher share-based compensation expense, corporate general and administrative expenses, and slightly increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses and professional fees.
Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-based compensation expense included in general and administrative expense is primarily due to compensation expense associated with the replacement of Starz share-based payment awards (see Note 2 to our unaudited condensed consolidated financial statements). The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$23.4	$13.7
Segment and corporate general and administrative expense(1)	—	8.5
Direct operating expense	0.2	—
Distribution and marketing expense	0.2	—
Total share-based compensation expense	$23.8	$22.2
(1)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which is, when granted, included in segment or corporate general and administrative expenses.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 12 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on May 25, 2017 for further information).
Depreciation and Amortization Expense. Depreciation and amortization of $40.0 million for the three months ended June 30, 2017 increased $34.4 million from $5.6 million in the three months ended June 30, 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other increased $3.2 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the three months ended June 30, 2017 and 2016 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$1.0	$—	$1.0	nm
Transaction related costs(2)	6.9	6.7	0.2	3.0%
Litigation and other	3.0	1.0	2.0	200.0%
	$10.9	$7.7	$3.2	41.6%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction related costs in the three months ended June 30, 2017 consist of certain bonuses related to the sale of the Company's equity interest in EPIX (see Note 4 to our unaudited condensed consolidated financial statements) and costs associated with the integration of Starz. Transaction related costs in the three months ended June 30, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger.

(3)
Litigation and other in the three months ended June 30, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits related to the Starz Merger (see Note 15 to our unaudited condensed consolidated financial statements).

Other Expenses (Income). Interest expense of $52.3 million in the three months ended June 30, 2017 increased $37.1 million from the three months ended June 30, 2016. The following table sets forth the components of interest expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$1.6	$2.9
Term Loan A	8.3	—
Term Loan B	14.7	—
5.875% Senior Notes	7.6	—
Convertible senior subordinated notes	0.2	0.6
5.25% Senior Notes	—	3.0
Term Loan Due 2022	—	5.0
Other	2.2	1.4
	34.6	12.9
Interest on dissenters' liability(1)	13.3	—
Non-Cash Based:
Discount and financing costs amortization	4.4	2.3
	$52.3	$15.2
 ______________________

(1)
Interest on dissenters' liability represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. See Note 2 to our unaudited condensed consolidated financial statements.

Interest and other income was $2.8 million in the three months ended June 30, 2017, compared to $0.9 million in the three months ended June 30, 2016.
Loss on extinguishment of debt was $11.6 million in the three months ended June 30, 2017, related to the write-off of deferred financing costs associated with the prepayment of $420.0 million in principal amount of the Term Loan B (see Note 6 to our unaudited condensed consolidated financial statements), compared to none in the three months ended June 30, 2016.
The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2017 and 2016:

	June 30, 2017	Three Months Ended
		June 30,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$4.0	$11.0
Pop(1)	50.0%	(3.0)	0.3
Other	Various	(9.3)	(0.5)
		$(8.3)	$10.8
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements and below).

(2)
We license certain of our theatrical releases and other films and television programs to EPIX and Pop. A portion of the profits of these licenses reflecting our ownership share in the venture is eliminated through an adjustment to the equity interest income (loss) of Pop and EPIX (through the date of sale of our ownership interest of May 11, 2017). These profits are recognized as they are realized by the venture (see Note 4 to our unaudited condensed consolidated financial statements).

Gain on sale of equity interest in EPIX in the three months ended June 30, 2017 of $201.0 million represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX to MGM, based on the carrying value of the Company’s interest in EPIX as of the date of closing and transaction expenses (see Note 4 to our unaudited condensed consolidated financial statements). There was no comparable gain in the three months ended June 30, 2016.

Income Tax Provision (Benefit). We had an income tax provision of $46.8 million in the three months ended June 30, 2017, compared to a benefit of $26.3 million in the three months ended June 30, 2016. The increase in our income tax provision in the three months ended June 30, 2017 as compared to the income tax benefit in the three months ended June 30, 2016 is driven by higher pre-tax income primarily related to the gain on the sale of our interest in EPIX, a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate and reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. Due to the expected mix by jurisdiction of pre-tax income for the remainder of the fiscal year, the Company currently expects to record a tax benefit for the annual period.

In the quarters ended June 30, 2017 and 2016, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2018 and 2017, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings. The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates in addition to the tax deductions generated by the Company's capital structure.

We expect that with the utilization of our net operating loss carryforwards and other tax attributes, our cash tax requirements will not increase significantly in fiscal 2018 as compared to fiscal 2017.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended June 30, 2017 was $173.8 million, or basic net income per common share of $0.84 on 206.8 million weighted average common shares outstanding and diluted net income per common share of $0.80 on 217.9 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended June 30, 2016 of $1.3 million, or basic net income per common share of $0.01 on 147.2 million weighted average common shares outstanding and diluted net income per common share of $0.01 on 149.6 million weighted average common shares outstanding.

Segment Results of Operations
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment direct operating expenses, distribution and marketing expenses and general and administrative expenses will exclude share-based compensation, other than annual bonuses granted in stock, and will include annual bonuses paid in cash. All share-based compensation was previously excluded from segment profit, and annual bonuses were previously included in corporate general and administrative expenses. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on SVOD platforms, non-cash imputed interest charge, and backstopped prints and advertising ("P&A") expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$472.4	$362.2	$110.2	30.4%
Expenses:
Direct operating expense	253.1	190.5	62.6	32.9%
Distribution & marketing expense	105.5	115.4	(9.9)	(8.6)%
Gross contribution	113.8	56.3	57.5	102.1%
General and administrative expenses	26.9	24.5	2.4	9.8%
Segment profit	$86.9	$31.8	$55.1	173.3%

U.S. theatrical P&A expense included in distribution and marketing expense	$37.9	$72.0	$(34.1)	(47.4)%

Direct operating expense as a percentage of revenue	53.6%	52.6%

Gross contribution as a percentage of revenue	24.1%	15.5%
Revenue. The table below sets forth Motion Pictures revenue by media and product category for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	All Other Product Categories(2)	Total	Feature Film(1)	All Other Product Categories(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$35.2	$15.6	$50.8	$43.9	$3.3	$47.2	$3.6
Home Entertainment
Packaged Media	93.6	38.9	132.5	47.2	28.0	75.2	57.3
Digital Media(3)	57.4	44.1	101.5	51.2	16.8	68.0	33.5
Total Home Entertainment	151.0	83.0	234.0	98.4	44.8	143.2	90.8
Television	53.1	4.6	57.7	47.9	5.4	53.3	4.4
International	107.6	15.2	122.8	101.1	12.7	113.8	9.0
Other	5.8	1.3	7.1	3.1	1.6	4.7	2.4
	$352.7	$119.7	$472.4	$294.4	$67.8	$362.2	$110.2
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

Theatrical revenue increased $3.6 million, or 7.6%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily driven by the performances of our feature film, All Eyez on Me, and Pantelion Films' How to Be a Latin Lover in the current quarter, compared to the performance of Now You See Me 2 in the prior year's quarter.

Home entertainment revenue increased $90.8 million, or 63.4%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily driven by the performance of our Feature Film titles released on packaged media and digital media in the current quarter (John Wick: Chapter 2, La La Land, Power Rangers, and The Shack from our Fiscal 2017 Theatrical Slate) as compared to the prior year's quarter (Gods of Egypt, Dirty Grandpa, The Choice, and Norm of the North from our Fiscal 2016 Theatrical Slate). In addition, home entertainment revenue from product categories other than Feature Film increased $38.2 million, which included $29.9 million of home entertainment revenue from the Starz third party distribution business in the current quarter.
Television revenue increased $4.4 million, or 8.3%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 primarily due to higher revenue from our feature films.
International motion pictures revenue increased $9.0 million, or 7.9%, in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to higher revenue from our larger Fiscal 2017 Theatrical Slate in the current quarter as compared to the revenue generated from our Fiscal 2016 Theatrical Slate in the prior year's quarter, offset partially by a significant contribution from Now You See Me 2 in the prior year's quarter.
Direct Operating Expense. The slight increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. Included in direct operating expenses are investment in film write-downs of approximately $0.3 million in the three months ended June 30, 2017 and 2016, respectively.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in the three months ended June 30, 2017 decreased as compared to the three months ended June 30, 2016, primarily driven by lower P&A spending in the three months ended June 30, 2017 on fewer Feature Film theatrical releases, and to a lesser extent, lower P&A incurred in advance for films to be released in subsequent quarters. In the three months ended June 30, 2017, approximately $7.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hitman's Bodyguard and American Assassin. In the three months ended June 30, 2016, approximately $16.7 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Deepwater Horizon, Nerve, and Our Kind of Traitor.
Gross Contribution. Gross contribution of the Motion Pictures segment for the three months ended June 30, 2017 increased as compared to the three months ended June 30, 2016, primarily due to an increase in Motion Pictures revenue, and lower distribution and marketing expenses primarily driven by lower U.S. theatrical P&A as a percentage of Motion Pictures revenue associated with a fewer number of Feature Film releases in the quarter.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $2.4 million, or 9.8%, primarily due to increases in salaries and related expenses and to a lesser extent, the general and administrative expenses from the Starz third party distribution business.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$156.6	$191.1	$(34.5)	(18.1)%
Expenses:
Direct operating expense	128.2	166.8	(38.6)	(23.1)%
Distribution & marketing expense	6.7	7.2	(0.5)	(6.9)%
Gross contribution	21.7	17.1	4.6	26.9%
General and administrative expenses	9.1	7.5	1.6	21.3%
Segment profit	$12.6	$9.6	$3.0	31.3%

Direct operating expense as a percentage of revenue	81.9%	87.3%

Gross contribution as a percentage of revenue	13.9%	8.9%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$128.2	$153.0	$(24.8)	(16.2)%
International	23.0	27.7	(4.7)	(17.0)%
Home Entertainment Revenue
Digital	2.7	3.6	(0.9)	(25.0)%
Packaged Media	0.9	3.2	(2.3)	(71.9)%
Total Home Entertainment Revenue	3.6	6.8	(3.2)	(47.1)%
Other	1.8	3.6	(1.8)	(50.0)%
	$156.6	$191.1	$(34.5)	(18.1)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in television episodes delivered in the current quarter as compared to the prior year's quarter. Television episodes delivered in the prior year's quarter included episodes of Feed the Beast (Season 1), and Graves (Season 1), with no comparable deliveries of these series in the current quarter. This decrease was partially offset by an increase in intersegment revenues associated with the distribution in ancillary markets of Power and other Starz original series.
International revenue in the three months ended June 30, 2017 decreased $4.7 million, or 17.0% as compared to the three months ended June 30, 2016, primarily driven by revenue in the current quarter from Big Heads (Season 1), Nashville (Season 5), Dirty Dancing, and Orange Is the New Black (Season 5), compared to revenue in the prior year's quarter from Orange Is the New Black (Season 4) and Nashville (Season 4).
Direct Operating Expense. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the intersegment distribution fees associated with the distribution in ancillary markets of Starz original series, which have no corresponding cost in the Television Production segment. In addition, the decrease in direct operating expenses as a percentage of television production revenue was also impacted by the mix of titles generating revenue in the current quarter as compared to the prior year's quarter.

Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2017 increased slightly as compared to the three months ended June 30, 2016 despite lower Television Production revenue, primarily due to lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.6 million, or 21.3%, primarily due to increases in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2017 and 2016. Media Networks was not previously a reportable segment prior to December 8, 2016. In the three months ended June 30, 2016, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment.

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Media Networks Segment:
Revenue	$390.5	$0.3
Expenses:
Direct operating expense	162.8	4.7
Distribution & marketing expense	92.6	2.4
Gross contribution	135.1	(6.8)
General and administrative expenses	25.6	2.7
Segment profit	$109.5	$(9.5)

Direct operating expense as a percentage of revenue	41.7%	nm

Gross contribution as a percentage of revenue	34.6%	nm
_____________________
nm - Percentage not meaningful

The Media Networks segment includes Starz Networks, Content and Other and Streaming Services product lines. Content and Other consists of the licensing of the Media Networks' original series programming to SVOD services, international television networks, home entertainment and other ancillary markets. Streaming Services represents the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms which are now included in the Media Networks segment. The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$343.2	$—	$343.2	nm
Content and Other	45.9	—	45.9	nm
Streaming Services	1.4	0.3	1.1	nm
	$390.5	$0.3	$390.2	nm
Segment Profit:
Starz Networks	$94.8	$—	$94.8	nm
Content and Other	20.6	—	20.6	nm
Streaming Services	(5.9)	(9.5)	3.6	(38)%
	$109.5	$(9.5)	$119.0	nm
________________________
nm - Percentage not meaningful.

Streaming services segment profit includes general and administrative expense of $2.1 million and $2.7 million in the three months ended June 30, 2017 and 2016, respectively.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	June 30,	June 30,
	2017	2016(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.1	24.2
______________________
(1)Represents STARZ subscriptions previously reported by Starz in its Form 10-Q for the quarter ended June 30, 2016.
Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and marketing costs generally increase in periods where new original series are premiering on STARZ. During the three months ended June 30, 2017, the following original series premiered on STARZ: The White Princess (premiere date of April 16, 2017), American Gods (Season 1) (premiere date of April 30, 2017), and Power (Season 4) (premiere date of June 25, 2017).
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended June 30, 2017 was primarily from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended June 30, 2017 of $25.6 million represent general and administrative expenses associated with Starz Networks, and Streaming Services.

Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 14 to our unaudited condensed consolidated financial statements) occurred on April 1, 2016:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$390.5	$357.6	$32.9	9.2%
Expenses:
Direct operating expense	162.8	162.6	0.2	0.1%
Distribution & marketing expense	92.6	45.6	47.0	103.1%
Gross contribution	135.1	149.4	(14.3)	(9.6)%
General and administrative expenses	25.6	30.5	(4.9)	(16.1)%
Segment profit	$109.5	$118.9	$(9.4)	(7.9)%

Direct operating expense as a percentage of revenue	41.7%	45.5%

Gross contribution as a percentage of revenue	34.6%	41.8%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 14 to our unaudited condensed consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The pro forma amounts above do not include the elimination of intersegment transactions which are eliminated on a consolidated basis, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2016, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Three Months Ended
	June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$343.2	$343.1	$0.1	—%
Content and Other	45.9	14.3	31.6	221.0%
Streaming Services	1.4	0.2	1.2	nm
	$390.5	$357.6	$32.9	9.2%
Segment Profit:
Starz Networks	$94.8	$127.6	$(32.8)	(25.7)%
Content and Other	20.6	0.9	19.7	nm
Streaming Services(1)	(5.9)	(9.6)	3.7	(38.5)%
	$109.5	$118.9	$(9.4)	(7.9)%
________________________
nm - Percentage not meaningful.

(1)	Streaming services segment profit includes general and administrative expense of $2.1 million and $2.7 million in the three months ended June 30, 2017 and 2016, respectively.

Revenue. The primary component of Media Networks revenue is Starz Networks revenue. On a pro forma basis, Starz Networks revenue represented 88% and 96% of Media Networks revenue for the three months ended June 30, 2017 and 2016, respectively. The increase in pro forma revenue was primarily due to higher revenue from Content and Other, driven by a significant contribution of revenues from a digital media licensing arrangement in the current quarter for the Starz Original Series, Power (Seasons 1 & 2).
The pro forma Starz Networks revenue was impacted by a $5.1 million increase due to higher effective rates primarily driven by OTT revenue growth, offset by a $5.0 million decrease due to lower average subscriptions related to video household losses at certain traditional distributors.
Direct Operating and Distribution and Marketing Expense. The slight increase in pro forma direct operating expense is primarily due to increased amortization expense for Content and Other associated with the increase in Content and Other revenue, mostly offset by lower costs for Starz Networks. The decrease in Starz Networks pro forma direct operating expense is primarily due to decreased programming cost amortization expense related to output licensing arrangements, partially offset by an increase in the number of Starz Originals airing during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
The increase in pro forma distribution and marketing expense is primarily the result of an increase in Starz Networks' advertising and marketing costs due to higher costs from the greater number of Starz Original Series premiering in the current quarter as compared to the prior year's quarter, and increased spend associated with the STARZ app. During the three months ended June 30, 2017, the original series, The White Princess, American Gods (Season 1), and Power (Season 4), premiered on STARZ as compared to Outlander (Season 2) and The Girlfriend Experience in the prior year's quarter.
Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for the three months ended June 30, 2017 was primarily from Starz Networks. The pro forma decrease in gross contribution is driven by lower gross contribution from Starz Networks, primarily due to higher distribution and marketing expenses as discussed above, partially offset by an increase in gross contribution from Content and Other driven by higher revenues and lower direct operating expense as a percentage of revenue.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the three months ended June 30, 2017 decreased slightly due to lower Starz Networks general and administrative expenses primarily attributable to salaries and related expenses, and a slight decrease in costs associated with our start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at June 30, 2017 primarily consisted of our revolving credit facility, Term Loan A, Term Loan B, 5.875% senior notes and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $95.0 million, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended June 30, 2017.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $164.5 million for the three months ended June 30, 2017 and increased by $11.8 million for the three months ended June 30, 2016, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016	Net Change
	(Amounts in millions)
Operating income (loss)	$89.7	$(22.0)	$111.7
Amortization of films and television programs and program rights	393.6	292.4	101.2
Non-cash share-based compensation	22.7	21.7	1.0
Cash interest	(34.6)	(12.9)	(21.7)
Current income tax provision	(1.7)	(4.4)	2.7
Other non-cash charges included in operating activities	43.7	7.8	35.9
Cash flows from operations before changes in operating assets and liabilities	513.4	282.6	230.8

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	101.3	146.7	(45.4)
Investment in films and television programs and program rights	(289.1)	(250.0)	(39.1)
Other changes in operating assets and liabilities	(256.0)	(36.2)	(219.8)
Changes in operating assets and liabilities	(443.8)	(139.5)	(304.3)
Net Cash Flows Provided By Operating Activities	$69.6	$143.1	$(73.5)
Cash flows provided by operating activities for the three months ended June 30, 2017 were $69.6 million compared to cash flows provided by operating activities of $143.1 million for the three months ended June 30, 2016. The decrease in cash provided by operating activities for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is due to decreases from changes in other operating assets and liabilities primarily driven by decreases in accounts payable and accrued liabilities and participations and residuals, lower decreases in accounts receivable and other assets, and increases in investment in films and television programs and program rights, partially offset by higher cash flows from operations before changes in operating assets and liabilities.
Investing Activities. Cash flows provided by (used in) investing activities for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$393.7	$—
Investment in equity method investees	(9.5)	(4.2)
Capital expenditures	(9.4)	(2.9)
Net Cash Flows Provided By (Used In) Investing Activities	$374.8	$(7.1)
Cash provided by investing activities of $374.8 million for the three months ended June 30, 2017 compared to $7.1 million for the three months ended June 30, 2016, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the three months ended June 30, 2017, compared to cash used for investments in equity method investees in the three months ended June 30, 2016 (see Note 4 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Debt - borrowings	$115.0	$185.0
Debt - repayments	(554.0)	(121.0)
Net proceeds from debt	(439.0)	64.0

Production loans - borrowings	38.5	63.3
Production loans - repayments	(209.1)	(222.7)
Net proceeds from production loans	(170.6)	(159.4)

Other financing activities	0.7	(28.8)
Net Cash Flows Used In Financing Activities	$(608.9)	$(124.2)
Cash flows used in financing activities of $608.9 million for the three months ended June 30, 2017 compared to cash flows used in financing activities of $124.2 million for the three months ended June 30, 2016. Cash flows used in financing activities for the three months ended June 30, 2017 primarily reflects cash used for debt repayments, including the early prepayment of $420.0 million in principal amount of the Term Loan B and required repayments on the Term Loan A and Term Loan B, and net production loan repayments of $170.6 million.
Cash flows provided by financing activities for the three months ended June 30, 2016 primarily reflects net production loan repayments of $159.4 million, and cash used for other financing activities, which includes dividend payments of $13.2 million and payments for tax withholding of $13.8 million required on equity awards, offset by net borrowings under our previous senior revolving credit facility of $64.0 million.

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of June 30, 2017 and March 31, 2017 were as follows:

	Maturity Date	Principal Amounts Outstanding
		June 30,	March 31,
		2017	2017
		(Amounts in millions)
Revolving credit facilities(1)	December 2021	$—	$—
Term Loan A(1)	December 2021	975.0	987.5
Term Loan B(1)	December 2023	1,175.0	1,600.0
5.875% Notes(2)	November 2024	520.0	520.0
Convertible senior subordinated notes(3)	April 2018	60.0	60.0
Capital lease obligations	Various	56.2	57.7
		$2,786.2	$3,225.2
 ______________________

(1)	Senior Credit Facilities:

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at June 30, 2017 there was $1.0 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at June 30, 2017. We are required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.50%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement. The margin as of June 30, 2017 is 2.0% (effective interest rate of 3.22% as of June 30, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) (effective interest rate of 4.22% as of June 30, 2017).

(iii)	Required Principal Payments:

•
Term Loan A: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at quarterly rates of 1.25% for the first and second years, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•
Term Loan B: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at a quarterly rate of 0.25%, with the balance payable at maturity. The Term Loan A and Term Loan B also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Credit Agreement.

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors, subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of June 30, 2017, we were in compliance with all applicable covenants.

(2)
The 5.875% Senior Notes contain a number of restrictions and covenants, and as of June 30, 2017, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(3)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share at June 30, 2017.

Debt Transactions

In the three months ended June 30, 2017, we prepaid $420.0 million in principal amount of the Term Loan B, together with accrued and unpaid interest with respect to such principal amount.

Production Loans
The amounts outstanding under our production loans as of June 30, 2017, and March 31, 2017 were as follows:

	June 30,	March 31,
	2017	2017
	(Amounts in millions)

Production loans(1)	$183.4	$353.8
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.06% to 4.42%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2017:

	Nine Months Ended March 31,	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of June 30, 2017 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	37.5	55.0	77.5	100.0	705.0	—	975.0
Term Loan B	15.0	20.0	20.0	20.0	20.0	1,080.0	1,175.0
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	182.0	138.4	1.8	1.7	1.5	1.1	326.5
Principal amounts of convertible senior subordinated notes	—	60.0	—	—	—	—	60.0
Capital lease obligations	4.5	5.4	3.9	3.0	0.9	38.5	56.2
	239.0	278.8	103.2	124.7	727.4	1,639.6	3,112.7
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	446.6	212.6	96.4	70.5	55.7	63.2	945.0
Interest payments(3)	88.0	119.8	267.9	119.7	110.6	219.6	925.6
Operating lease commitments	14.4	18.0	17.9	17.5	17.8	30.5	116.1
Other contractual obligations	92.8	74.8	39.3	13.3	7.2	2.6	230.0
	641.8	425.2	421.5	221.0	191.3	315.9	2,216.7
Total future commitments under contractual obligations (4)(5)	$880.8	$704.0	$524.7	$345.7	$918.7	$1,955.5	$5,329.4
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

(4)
Not included in the amounts above is a $826.2 million dissenting shareholders' liability associated with the Starz Merger, which is not expected to be settled within the next year (see Note 2 to our unaudited condensed consolidated financial statements).

(5)
Not included in the amounts above are $95.0 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our unaudited condensed consolidated balance sheet and amounted to $169.3 million at June 30, 2017 (March 31, 2017 - $170.1 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at June 30, 2017 and March 31, 2017 was $1.4 billion.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2017, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from June 30, 2017):

June 30, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£13.3	in exchange for	$16.6	£0.80
Hungarian Forint	HUF 1,824.5	in exchange for	$6.6	HUF 275.71
Euro	€6.2	in exchange for	$7.0	€0.88
Canadian Dollar	C$12.9	in exchange for	$9.5	C$1.37
New Zealand Dollar	NZD 3.3	in exchange for	$2.4	NZD 0.73
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2017 were losses, net of tax, of $0.7 million (2016 - losses, net of tax of $2.6 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months months ended June 30, 2017 were nil (2016 - $0.4 million) and are included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is variable depending on certain net first lien leverage ratios, as defined in the Credit Agreement, and is currently a percentage per annum equal to 2.00% per annum plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.0 billion, based on the applicable LIBOR in effect as of June 30, 2017, each quarter point change in interest rates would result in a $4.9 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to 3.00% plus LIBOR. The LIBOR rate on the Term Loan B is subject to a floor of 0.75%. Assuming the Term Loan B outstanding balance and the applicable LIBOR in effect as of June 30, 2017, a quarter point change in interest rates would result in a $2.9 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 4.06% to 4.42% and applicable margins ranging from 2.25% over the one, two, three, or six-month LIBOR to 2.50% over the one, two, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.5 million in additional costs capitalized to the respective film or television asset.

At June 30, 2017, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $558.9 million, and an estimated fair value of $607.0 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $24.7 million and $17.8 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2017:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	June 30, 2017
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	37.5	55.0	77.5	100.0	705.0	—	975.0	961.6
Average Interest Rate	3.22%	3.22%	3.22%	3.22%	3.22%	—
Term Loan B(2)	15.0	20.0	20.0	20.0	20.0	1,080.0	1,175.0	1,182.3
Average Interest Rate	4.22%	4.22%	4.22%	4.22%	4.22%	4.22%
Production loans(3)	83.7	99.7	—	—	—	—	183.4	183.4
Average Interest Rate	4.14%	4.42%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	548.0
Average Interest Rate	—	—	—	—	—	5.88%
April 2013 1.25% Notes	—	60.0	—	—	—	—	60.0	59.0
Average Interest Rate	—	1.25%	—	—	—	—
	$136.2	$234.7	$97.5	$120.0	$725.0	$1,600.0	$2,913.4	$2,934.3
 ____________________

(1)
Revolving credit facility and Term Loan A expire on December 8, 2021 and initially bore interest at a rate per annum equal to LIBOR plus a margin of 2.5% (or an alternative base rate plus 1.50%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement. The margin as of June 30, 2017 is 2.0%.

(2)	Term Loan B maturing on December 8, 2023, and initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 4.06% to 4.42%.

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
As of June 30, 2017, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2017.
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

For a discussion of certain claims and legal proceedings, see Note 15 - Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

Item 1A.  Risk Factors.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Risks Related Our Indebtedness

We have incurred significant additional indebtedness in connection with our merger with Starz that could adversely affect our operations and financial condition.

As of June 30, 2017, we and our subsidiaries have debt of $2,786.2 million (including capitalized lease obligations of $56.2 million) and production loan obligations of $183.4 million, approximately $2,389.6 of which is secured (including production loan obligations of $183.4 million and capitalized lease obligations of $56.2 million). Our significant indebtedness could have adverse consequences on our business, such as:

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

In addition, we may incur additional indebtedness under the revolving facility of the Senior Credit Facilities. At June 30, 2017, we had no borrowings under the revolving facility, no letters of credit outstanding, and available unused revolving commitments of $1.0 billion. We could borrow some or the entire remaining permitted amount of the unused revolving commitments in the future. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

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

No common shares were purchased by us during the three months ended June 30, 2017.

Additionally, during the three months ended June 30, 2017, 64,495 Class A voting shares and 150,061 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles of Lions Gate Entertainment Corp.
3.2(2)	Notice of Articles of Lions Gate Entertainment Corp.
10.36*x	Executive Annual Bonus Program
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 8, 2017		Title:	Duly Authorized Officer and Chief Financial Officer