Form 10-Q
period 2017-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2017-11-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 6, 2017
Class A Voting Shares, no par value per share	81,351,773 shares
Class B Non-Voting Shares, no par value per share	127,960,328 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$225.9	$321.9
Restricted cash	—	2.8
Accounts receivable, net	803.6	908.1
Program rights	229.7	261.7
Other current assets	244.4	195.9
Total current assets	1,503.6	1,690.4
Investment in films and television programs and program rights, net	1,689.7	1,729.5
Property and equipment, net	161.6	165.5
Investments	190.4	371.5
Intangible assets	1,992.2	2,046.7
Goodwill	2,710.5	2,700.5
Other assets	413.4	472.8
Deferred tax assets	39.2	20.0
Total assets	$8,700.6	$9,196.9
LIABILITIES
Accounts payable and accrued liabilities	$396.2	$573.0
Participations and residuals	510.5	514.9
Film obligations and production loans	294.9	367.2
Debt - short term portion	77.8	77.9
Deferred revenue	211.8	156.9
Total current liabilities	1,491.2	1,689.9
Debt	2,368.7	3,047.0
Participations and residuals	394.9	359.7
Film obligations and production loans	136.6	116.0
Other liabilities	43.5	50.3
Dissenting shareholders' liability	840.1	812.9
Deferred revenue	83.4	72.7
Deferred tax liabilities	418.2	440.2
Redeemable noncontrolling interest	97.2	93.8
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 81.3 shares issued (March 31, 2017 - 81.1 shares issued)	617.8	605.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 127.7 shares issued (March 31, 2017 - 126.4 shares issued)	1,964.1	1,914.1
Retained earnings	255.6	10.6
Accumulated other comprehensive loss	(11.5)	(16.0)
Total Lions Gate Entertainment Corp. shareholders' equity	2,826.0	2,514.4
Noncontrolling interests	0.8	—
Total equity	2,826.8	2,514.4
Total liabilities and equity	$8,700.6	$9,196.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Revenues	$940.8	$639.5	$1,946.1	$1,193.1
Expenses:
Direct operating	521.6	386.9	1,076.4	753.2
Distribution and marketing	234.5	222.0	432.6	347.0
General and administration	111.5	73.8	223.3	144.8
Depreciation and amortization	39.3	4.3	79.3	10.0
Restructuring and other	3.5	10.7	14.4	18.3
Total expenses	910.4	697.7	1,826.0	1,273.3
Operating income (loss)	30.4	(58.2)	120.1	(80.2)
Other expenses (income):
Interest expense
Cash interest	31.8	13.5	66.3	26.4
Interest on dissenters' liability	13.9	—	27.2	—
Discount and financing costs amortization	3.0	2.4	7.5	4.7
Total interest expense	48.7	15.9	101.0	31.1
Interest and other income	(2.7)	(1.3)	(5.5)	(2.2)
Loss on extinguishment of debt	6.4	—	18.0	—
Total other expenses, net	52.4	14.6	113.5	28.9
Income (loss) before equity interests and income taxes	(22.0)	(72.8)	6.6	(109.1)
Equity interests income (loss)	(12.7)	1.9	(21.0)	12.7
Gain on sale of equity interest in EPIX	—	—	201.0	—
Income (loss) before income taxes	(34.7)	(70.9)	186.6	(96.4)
Income tax benefit	(47.6)	(53.6)	(0.8)	(79.9)
Net income (loss)	12.9	(17.3)	187.4	(16.5)
Less: Net (income) loss attributable to noncontrolling interests	2.6	(0.2)	1.9	0.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$15.5	$(17.5)	$189.3	$(16.2)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.07	$(0.12)	$0.91	$(0.11)
Diluted net income (loss) per common share	$0.07	$(0.12)	$0.87	$(0.11)

Weighted average number of common shares outstanding:
Basic	207.8	147.8	207.3	147.5
Diluted	219.8	147.8	218.7	147.5

Dividends declared per common share	$—	$—	$—	$0.09
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Net income (loss)	$12.9	$(17.3)	$187.4	$(16.5)
Foreign currency translation adjustments, net of tax	(0.5)	(1.2)	1.6	(5.5)
Net unrealized gain on available-for-sale securities, net of tax	3.9	6.0	3.0	22.9
Net unrealized loss on foreign exchange contracts, net of tax	(0.8)	(0.4)	(0.1)	(3.0)
Comprehensive income (loss)	15.5	(12.9)	191.9	(2.1)
Less: Comprehensive (income) loss attributable to noncontrolling interests	2.6	(0.2)	1.9	0.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$18.1	$(13.1)	$193.8	$(1.8)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	$10.6	$(16.0)	$2,514.4	$—	$2,514.4
Cumulative effect of accounting changes for excess tax benefits on equity-based compensation awards and the tax effects of intra-entity transfers	—	—	—	—	60.8	—	60.8	—	60.8
Exercise of stock options	0.1	1.4	1.3	21.1	—	—	22.5	—	22.5
Share-based compensation, net	0.1	10.6	—	28.8	—	—	39.4	—	39.4
Issuance of common shares to directors for services	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	2.7	2.7
Net income (loss)	—	—	—	—	189.3	—	189.3	(1.9)	187.4
Other comprehensive income	—	—	—	—	—	4.5	4.5	—	4.5
Noncontrolling interest adjustments to redemption value	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at September 30, 2017	81.3	$617.8	127.7	$1,964.1	$255.6	$(11.5)	$2,826.0	$0.8	$2,826.8
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Operating Activities:
Net income (loss)	$187.4	$(16.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.3	10.0
Amortization of films and television programs and program rights	764.6	588.5
Interest on dissenters' liability	27.2	—
Discount and financing costs amortization	7.5	4.7
Non-cash share-based compensation	47.4	46.2
Other non-cash items	3.9	2.5
Loss on extinguishment of debt	18.0	—
Equity interests loss (income)	21.0	(12.7)
Gain on sale of equity interest in EPIX	(201.0)	—
Deferred income taxes (benefit)	16.2	(86.9)
Changes in operating assets and liabilities:
Restricted cash	2.8	—
Accounts receivable, net and other assets	131.6	85.1
Investment in films and television programs and program rights, net	(680.7)	(446.7)
Accounts payable and accrued liabilities	(197.7)	(8.4)
Participations and residuals	20.9	44.5
Film obligations	25.7	19.9
Deferred revenue	65.3	(35.8)
Net Cash Flows Provided By Operating Activities	339.4	194.4
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	393.7	—
Investment in equity method investees	(29.3)	(5.4)
Distributions from equity method investee	—	2.3
Capital expenditures	(21.3)	(6.3)
Net Cash Flows Provided By (Used In) Investing Activities	343.1	(9.4)
Financing Activities:
Debt - borrowings	115.0	454.0
Debt - repayments	(818.0)	(314.0)
Production loans - borrowings	169.7	152.3
Production loans - repayments	(251.6)	(373.7)
Dividends paid	—	(26.8)
Distributions to noncontrolling interest	(4.6)	(3.3)
Exercise of stock options	22.4	0.5
Tax withholding required on equity awards	(8.5)	(27.3)
Net Cash Flows Used In Financing Activities	(775.6)	(138.3)
Net Change In Cash And Cash Equivalents	(93.1)	46.7
Foreign Exchange Effects on Cash	(2.9)	1.6
Cash and Cash Equivalents - Beginning Of Period	321.9	57.7
Cash and Cash Equivalents - End Of Period	$225.9	$106.0

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2018
Employee Share-Based Payment Accounting: In March 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance related to employee share-based payment accounting. The Company adopted this new guidance effective April 1, 2017. The new guidance and the impact on the consolidated financial statements upon adoption are summarized as follows:

•
Excess Tax Benefits and Tax Deficiencies: Effective on a prospective basis, excess tax benefits and deficiencies that arise when share-based awards vest or are settled are recognized in the income statement. In addition, the new guidance eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before companies can recognize them. Under the previous guidance, the tax effects were recorded in additional paid-in capital, when realized. Historically, the Company has not recorded significant excess tax benefits, because such benefits have not been realized. Upon adoption, the Company recorded a cumulative-effect adjustment of $54.3 million in retained earnings for the net excess tax benefits not previously realized.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Statement of Cash Flows Presentation: The new guidance requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholding obligation as a financing activity. The Company applied the change to the presentation of excess tax benefits as an operating activity on a retrospective basis; however, there was no impact to the statement of cash flows since there were no excess tax benefits in the consolidated statements of cash flows for the six months ended September 30, 2016. The Company has historically presented cash paid for shares withheld to satisfy employee taxes as a financing activity in the consolidated statements of cash flows, and accordingly there was no impact from adopting this aspect of the standard.

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
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued guidance that will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, eliminating an exception under current U.S. GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. Upon adoption, the cumulative-effect of the new standard is to be recorded as an adjustment to retained earnings. The Company adopted this guidance, effective April 1, 2017, and as a result, the Company recorded a cumulative-effect adjustment of $6.5 million in retained earnings for the tax effects (net benefit) of intra-entity transfers. Under the new guidance, the consolidated tax benefit in the three and six months ended September 30, 2017 was $0.2 million lower and $3.3 million lower, respectively, than would have been recorded under the previous guidance.
Accounting Guidance Not Yet Adopted
Revenue Recognition: In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on April 1, 2018. The Company has elected the modified retrospective approach and will apply the new revenue standard beginning April 1, 2018.
Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in September 2017. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.
The Company has made progress toward completing its assessment of the impact of adopting this new guidance, and the Company is finalizing its implementation plan. In addition, the Company is beginning to design appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard.
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
Non-Refundable Minimum Guarantees Applied Against Variable Fees Related to a Group of Films: Under the current guidance, when a licensing arrangement provides for a nonrefundable minimum guarantee that is applied against variable fees from a group of films on a cross-collateralized basis, revenue is deferred and recognized as the customer exhibits or exploits the film, on a film-by-film basis, based on the film's performance under the arrangement. Under the new guidance, the nonrefundable minimum guarantee associated with such a licensing arrangement will be allocated to the group of films and recognized as revenue on a film-by-film basis when the performance obligation for each film is met. This change is expected to accelerate the timing of revenue recognition under these licensing arrangements, as compared to the current guidance. The Company does not currently have a significant amount of revenue from these licensing arrangements.
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

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities: In August 2017, the FASB issued guidance which amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance will be applied using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption, and the presentation and disclosure requirements will be applied prospectively. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Starz Merger, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. At any time within 60 days after the effective date of the merger, or February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares during that 60 day period. See Note 15 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of September 30, 2017, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $840.1 million that is included in dissenting shareholders' liability on the unaudited condensed consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.

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

(Amounts in millions)
Cash and cash equivalents	$73.5
Accounts receivable	254.9
Investment in films and television programs and program rights	851.9
Property and equipment	121.4
Investments	12.1
Intangible assets	2,071.0
Other assets	140.1
Accounts payable and accrued liabilities	(143.6)
Corporate debt and capital lease obligations	(1,013.1)
Deferred tax liabilities	(720.4)
Other liabilities	(156.6)
Fair value of net assets acquired	1,491.2
Goodwill	2,175.7
Total estimated purchase consideration	$3,666.9
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$515.5	$610.5
Acquired libraries, net of accumulated amortization	2.8	2.3
Completed and not released	54.4	24.1
In progress	232.5	169.3
In development	33.6	29.7
	838.8	835.9
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	164.4	179.3
In progress	173.8	104.1
In development	7.4	7.3
	345.6	290.7
Media Networks Segment
Licensed program rights, net of accumulated amortization	460.2	526.9
Produced programming
Released, net of accumulated amortization	164.5	132.7
In progress	96.9	200.9
In development	13.4	4.1
	735.0	864.6
Investment in films and television programs and program rights, net	1,919.4	1,991.2
Less current portion of program rights	(229.7)	(261.7)
Non-current portion	$1,689.7	$1,729.5
During the three and six months ended September 30, 2017 and 2016, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and six months ended September 30, 2017, the Company recorded $2.4 million and $2.7 million, respectively, of fair value film write-downs (2016 - $4.4 million and $6.3 million, respectively).

4. Investments
The carrying amounts of investments, by category, at September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Equity method investments	$137.0	$322.9
Available-for-sale securities	12.8	8.0
Cost method investments	40.6	40.6
	$190.4	$371.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017
Equity Method Investee	Ownership Percentage	September 30, 2017	March 31, 2017
		(Amounts in millions)
EPIX(1)	n/a(1)	$—	$188.8
Pop	50.0%	94.2	96.8
Other	Various	42.8	37.3
		$137.0	$322.9
________________

(1)	In May 2017, the Company sold all of its 31.15% equity interest in EPIX to MGM (see further details below).
Equity interests in equity method investments for the three and six months ended September 30, 2017 and 2016 were as follows (income (loss)):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Equity Method Investee	2017	2016	2017	2016
	(Amounts in millions)
EPIX	$—	$5.1	$4.0	$16.0
Pop	0.5	(2.4)	(2.5)	(2.1)
Other	(13.2)	(0.8)	(22.5)	(1.2)
	$(12.7)	$1.9	$(21.0)	$12.7
EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios ("MGM") to create a premium television channel and subscription video-on-demand service named “EPIX”. The Company invested $80.4 million through September 30, 2010, and no additional amounts were funded since. Since the Company's original investment in April 2008, the Company received distributions from EPIX of $42.0 million through March 31, 2017.
On May 11, 2017, pursuant to the Membership Interest Purchase Agreement dated April 5, 2017 (the “Purchase Agreement”), Lionsgate, Viacom and Paramount, each completed the sale to MGM of 100% of their respective equity interests in EPIX. Lions Gate's 31.15% equity interest in EPIX represented approximately $397.2 million of the sale, of which $23.4 million was paid to Lions Gate between the signing of the Purchase Agreement and the closing of the sale as a member distribution, and $373.8 million was paid upon closing. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected as a gain on sale of equity interest in EPIX in the consolidated statement of income for the six months ended September 30, 2017. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.
EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017 (no activity for the three months ended September 30, 2017), and for the three and six months ended September 30, 2016 and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Period from	Three Months Ended	Six Months Ended
	April 1, 2017 to
	May 11, 2017 (date of sale)	September 30, 2016	September 30, 2016
	(Amounts in millions)
Revenues	$44.8	$98.6	$196.9
Expenses:
Operating expenses	32.3	71.2	120.4
Selling, general and administrative expenses	2.4	6.7	12.8
Operating income	10.1	20.7	63.7
Interest and other expense	—	(0.2)	(0.2)
Net income	$10.1	$20.5	$63.5
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1	$20.5	$63.5
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	3.1	6.4	19.8
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)	(3.1)	(6.8)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0	1.8	3.0
Total equity interest income recorded	$4.0	$5.1	$16.0
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remained eliminated until realized by EPIX. EPIX initially recorded the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit was realized as the inventory on EPIX's books was amortized.

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
Atom Tickets. Atom Tickets is the first-of-its-kind theatrical mobile ticketing platform and app. The Company owns an interest of approximately 17% in Atom Tickets. The Company is accounting for its investment in Atom Tickets, a limited liability company, under the equity method of accounting due to the Company's board representation that provides significant influence over the investee.
Playco. Playco Holdings Limited ("Playco") offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. The Company owns an approximately 41.3% interest in Playco.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities were as set forth below:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Cost basis	$2.6	$2.6
Gross unrealized gain	10.2	5.4
Fair value	$12.8	$8.0
Next Games. At September 30, 2017 and March 31, 2017, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. Next Games is traded on the Nasdaq First North Finland marketplace maintained by Nasdaq Helsinki Ltd, and the Company classifies its investment in Next Games within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8).

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. The Company owns an approximately 14% economic interest in Telltale.

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2017	$361.9	$240.4	$2,098.2	$2,700.5
Measurement period adjustments for Starz Merger(1)	2.8	—	7.2	10.0
Balance as of September 30, 2017	$364.7	$240.4	$2,105.4	$2,710.5
______________________

(1)
Measurement period adjustments for the Starz Merger include (i) an increase to other assets of $10.9 million; (ii) an increase to accounts payable and accrued liabilities of $12.7 million; (iii) an increase to deferred tax liabilities of $1.9 million; and (iv) an increase to other liabilities assumed of $6.3 million. These adjustments resulted in a net decrease of $10.0 million of the fair value of net assets acquired and an increase of $10.0 million to goodwill.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Corporate debt:
Revolving credit facility	$—	$—
Term Loan A	962.5	987.5
Term Loan B	925.0	1,600.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,407.5	3,107.5
Convertible senior subordinated notes(1)	60.0	60.0
Capital lease obligations	53.7	57.7
Total debt	2,521.2	3,225.2
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(74.7)	(100.3)
Total debt, net	2,446.5	3,124.9
Less current portion	(77.8)	(77.9)
Non-current portion of debt	$2,368.7	$3,047.0
_____________________

(1)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share at September 30, 2017.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)

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

Prepayments. In the three and six months ended September 30, 2017, the Company made voluntary prepayments of $245.0 million and $665.0 million, respectively, in principal amount of the Term Loan B, together with accrued and unpaid interest with respect to such principal amounts. In connection with these prepayments, the Company recorded a loss on extinguishment of debt in the three and six months ended September 30, 2017 amounting to $6.4 million and $18.0 million, respectively, associated with the write-off of deferred financing costs.
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at September 30, 2017 there was $1.0 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2017. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: December 8, 2021.
•Term Loan B: December 8, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest:

•
Revolving Credit Facility & Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%) margin. The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement. The margin as of September 30, 2017 is 2.0% (effective interest rate of 3.23% as of September 30, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) margin (effective interest rate of 4.23% as of September 30, 2017).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the revolving credit facility and the Term Loan A and are tested quarterly. As of September 30, 2017, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2017, the Company was in compliance with all applicable covenants.
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

7. Film Obligations and Production Loans

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Film obligations	$159.8	$129.9
Production loans	272.5	353.8
Total film obligations and production loans	432.3	483.7
Unamortized debt issuance costs	(0.8)	(0.5)
Total film obligations and production loans, net	431.5	483.2
Less current portion	(294.9)	(367.2)
Total non-current film obligations and production loans	$136.6	$116.0
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.52% to 4.27%.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2017 and March 31, 2017:

	September 30, 2017			March 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4):
Investment in Next Games	$12.8	$—	$12.8	$8.0	$—	$8.0

Forward exchange contracts (see Note 17)	—	2.2	2.2	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 17)	—	(2.3)	(2.3)	—	(0.5)	(0.5)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2017 and March 31, 2017:

	September 30, 2017		March 31, 2017
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$94.2	$122.1	$96.8	$122.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	939.3	952.9	961.8	983.8
Term Loan B	900.6	930.8	1,554.7	1,610.0
5.875% Senior Notes	499.4	546.0	498.3	542.1
April 2013 1.25% Notes	60.0	59.5	60.0	58.5
Production loans	271.8	272.5	353.3	353.8
	$2,671.1	$2,761.7	$3,428.1	$3,548.2

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, borrowings under our revolving credit facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at September 30, 2017 and March 31, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Beginning balance	$93.8	$90.5
Net income (loss) attributable to noncontrolling interest	—	(0.3)
Noncontrolling interest discount accretion	2.9	2.5
Adjustments to redemption value	5.1	3.6
Cash distributions	(4.6)	(3.3)
Ending balance	$97.2	93.0

Redeemable noncontrolling interests are measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of unamortized noncontrolling interest discount. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to noncontrolling interest and a charge to retained earnings.

Other Noncontrolling Interests

The Company has other noncontrolling interests that are not redeemable. These noncontrolling interests primarily relate to Pantaya (a joint venture between the Company and Hemisphere Media Group), a premium Spanish-language streaming service in which the Company owns a controlling interest. The Pantaya service was launched in the three months ended September 30, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$15.5	$(17.5)	$189.3	$(16.2)
Denominator:
Weighted average common shares outstanding(1)	207.8	147.8	207.3	147.5
Basic net income (loss) per common share	$0.07	$(0.12)	$0.91	$(0.11)
___________________

(1)
The weighted average common shares outstanding for the three months ended September 30, 2017 do not include the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 2 and Note 15.

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights, restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$15.5	$(17.5)	$189.3	$(16.2)
Add:
Interest on convertible notes, net of tax	0.1	—	0.2	—
Numerator for diluted net income (loss) per common share	$15.6	$(17.5)	$189.5	$(16.2)

Denominator:
Weighted average common shares outstanding	207.8	147.8	207.3	147.5
Effect of dilutive securities:
Conversion of notes	2.1	—	2.1	—
Share purchase options	7.4	—	6.9	—
Restricted share units and restricted stock	0.8	—	0.7	—
Contingently issuable shares	1.7	—	1.7	—
Adjusted weighted average common shares outstanding	219.8	147.8	218.7	147.5
Diluted net income (loss) per common share	$0.07	$(0.12)	$0.87	$(0.11)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended September 30, 2017 and 2016, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	6.2	—	6.1
Share purchase options	10.3	9.5	13.6	9.4
Restricted share units	0.1	0.7	0.1	0.8
Other issuable shares	1.1	1.2	1.3	1.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	11.5	17.6	15.0	17.5

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2017 and March 31, 2017. The table below outlines common shares reserved for future issuance:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Stock options outstanding, Class A voting shares average exercise price $26.84, Class B non-voting shares average exercise price $19.76 (March 31, 2017 - Class A voting shares average exercise price $26.67, Class B non-voting shares average exercise price $19.43)	31.8	32.6
Restricted stock and restricted share units — unvested	2.4	2.7
Common shares available for future issuance under Lionsgate plan(1)	10.9	0.8
Common shares available for future issuance under Starz plan	—	11.8
Shares issuable upon conversion of April 2013 1.25% Notes at conversion price of $29.19 per share (March 31, 2017 - $29.19)	2.1	2.1
Shares reserved for future issuance	47.2	50.0
____________________

(1)
As of September 30, 2017, amounts represent common shares reserved for issuance under the Company's current 2017 Performance Incentive Plan. As of March 31, 2017, amounts represent common shares reserved for issuance under the Company's former 2012 Performance Incentive Plan. See below for further information.

On September 12, 2017, the Company’s shareholders approved the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”) previously adopted by the Board of Directors (the “Board”) of the Company.

The Board or one or more committees appointed by the Board will administer the 2017 Plan. The Board has delegated general administrative authority for the 2017 Plan to the Compensation Committee of the Board. The administrator of the 2017 Plan has broad authority under the 2017 Plan to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Persons eligible to receive awards under the 2017 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

The maximum number of the Company’s common shares (the “Common Shares”) that may be issued or transferred pursuant to awards under the 2017 Plan (the “Share Limit”) equals: (1) the number of Common Shares that were available for award grant purposes under the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan”) as of September 12, 2017 (the date of shareholder approval of the 2017 Plan), plus (2) the number of Common Shares that were available for award grant purposes under the Starz 2016 Omnibus Incentive Plan (the “Starz 2016 Plan”) as of September 12, 2017, plus (3) the number of any shares subject to stock options and share appreciation rights granted under any of the 2012 Plan, the Starz 2016 Plan, the Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013), or the Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (collectively, the “Prior Plans”) and outstanding on September 12, 2017 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any shares subject to restricted stock and restricted share unit awards granted under any of the Prior Plans that are outstanding and unvested as of September 12, 2017 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. No new awards may be granted under any of the Prior Plans. As of September 12, 2017 (immediately prior to the shareholder approval of the 2017 Plan), the total number of Common Shares available for award grant purposes under the 2012 Plan and the Starz 2016 Plan was 12,973,816 shares, and the total number of Common Shares subject to then-outstanding awards granted under the Prior Plans was 34,790,628 shares.

The Common Shares available for issuance under the 2017 Plan may be either the Class A Voting Common Shares of the Company (“Class A Shares”) or the Class B Non-Voting Common Shares of the Company (“Class B Shares”), as determined by administrator of the 2017 Plan and set forth in the applicable award agreement. However, in no event may the combined number of Class A Shares and Class B Shares issued under the 2017 Plan exceed the Share Limit described above.

Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2017 Plan will again be available for subsequent awards under the 2017 Plan. Shares that are exchanged by a participant or withheld by the Company to pay the exercise price of an award granted under the 2017 Plan or any of the Prior Plans, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any award granted under the 2017 Plan or any of the Prior Plans, will again be available for subsequent awards under the 2017 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will again be available for subsequent awards under the 2017 Plan. In the event that shares are delivered in respect of a dividend equivalent right, the actual number of shares delivered with respect to the award shall be counted against the share limits of the 2017 Plan. To the extent that shares are delivered pursuant to the exercise of a share appreciation right or stock option, the number of underlying shares as to which the exercise related shall be counted against the applicable share limits, as opposed to only counting the shares actually issued.

The types of awards that may be granted under the 2017 Plan include stock options, share appreciation rights ("SARs"), restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in Common Shares or units of Common Shares, as well as certain cash bonus awards.

As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the 2017 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the shareholders.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2017, and 2016:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Compensation Expense:
Stock options	$11.7	$8.5	$24.0	$16.2
Restricted share units and other share-based compensation	9.9	6.4	20.2	12.3
Share appreciation rights	2.0	—	3.2	—
	23.6	14.9	47.4	28.5
Immediately vested restricted share units issued under annual bonus program(1)	—	6.7	—	15.3
Impact of accelerated vesting on equity awards(2)	—	2.4	—	2.4
Total share-based compensation expense	$23.6	$24.0	$47.4	$46.2

Tax impact(3)	(8.3)	(8.4)	(16.8)	(16.0)
Reduction in net income	$15.3	$15.6	$30.6	$30.2
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of our annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(3)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.2	$—	$0.5	$—
Distribution and marketing	0.2	—	0.4	—
General and administration	23.2	21.6	46.5	43.8
Restructuring and other	—	2.4	—	2.4
	$23.6	$24.0	$47.4	$46.2

The following table sets forth the stock option, equity-settled SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options and Equity-Settled SARs				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2017	9,089,915	$26.67	24,301,704	$19.63	519,148	$27.85	2,258,006	$26.07
Granted	346,336	$29.45	874,691	$26.82	64,946	$27.36	297,428	$26.91
Options exercised or restricted stock or RSUs vested	(78,263)	$17.44	(1,308,356)	$16.11	(219,493)	$27.72	(473,324)	$26.63
Forfeited or expired	(6,732)	$31.00	(147,456)	$24.82	(5,335)	$33.43	(88,708)	$26.19
Outstanding at September 30, 2017	9,351,256	$26.84	23,720,583	$20.06	359,266	$27.77	1,993,402	$26.06

The Company recognized excess tax benefits of $0.2 million associated with its equity awards in its tax benefit during the six months ended September 30, 2017 (2016 - none).
Total unrecognized compensation cost related to unvested stock options, and related to restricted stock and restricted share unit awards at September 30, 2017 are $63.6 million and $35.3 million, respectively, and are expected to be recognized over a weighted average period of 2.4 and 1.6 years, respectively.

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

12. Income Taxes
In the quarters ended September 30, 2017 and 2016, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2018 and 2017, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax provision (benefit) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings.
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

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable, and were as follows for the three and six months ended September 30, 2017 and 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$—	$2.0	$1.0	$2.0
Accelerated vesting on equity awards (see Note 11)	—	2.4	—	2.4
Total severance costs	—	4.4	1.0	4.4
Transaction related costs(2)	0.9	5.5	7.9	12.2
Litigation and other(3)	2.6	0.8	5.5	1.7
	$3.5	$10.7	$14.4	$18.3
_______________________

(1)
Severance costs in the six months ended September 30, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger. As of September 30, 2017, the remaining severance liability was approximately $11.1 million, which is expected to be paid in the next 12 months.

(2)
Transaction related costs in the three and six months ended September 30, 2017 primarily consist of costs associated with the integration of Starz, certain bonuses related to the sale of the Company's equity interest in EPIX (see Note 4), and costs associated with certain other transactions. Transaction related costs in the three and six months ended September 30, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger.

(3)
Litigation and other in the three and six months ended September 30, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits and other matters related to the Starz Merger (see Note 15).

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
Media Networks (which was previously not a reportable segment) consists of (i) Starz Networks, which includes the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies, and online video providers, and on an over-the-top ("OTT") basis (ii) Content and Other, which includes the licensing of the Media Networks' original series

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programming to digital media platforms, international television networks, home entertainment and other ancillary markets and (iii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its subscription video-on-demand ("SVOD") platforms which were moved under the Media Networks segment in connection with the Starz Merger.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Segment revenues
Motion Pictures	$385.7	$464.0	$858.0	$826.3
Television Production	168.7	175.1	325.4	366.2
Media Networks	393.4	0.4	783.9	0.6
Intersegment eliminations	(7.0)	—	(21.2)	—
	$940.8	$639.5	$1,946.1	$1,193.1
Intersegment revenues
Motion Pictures	$2.5	$—	$5.9	$—
Television Production	4.5	—	15.0	—
Media Networks	—	—	0.3	—
	$7.0	$—	$21.2	$—
Gross contribution
Motion Pictures	$35.2	$19.5	$149.1	$75.9
Television Production	19.2	19.9	40.7	37.1
Media Networks	141.0	(5.5)	276.1	(12.4)
Intersegment eliminations	(0.1)	—	(2.0)	—
	$195.3	$33.9	$463.9	$100.6
Segment general and administration
Motion Pictures	$26.3	$24.5	$53.2	$49.1
Television Production	10.6	8.4	19.7	16.0
Media Networks	24.5	3.2	50.2	5.9
	$61.4	$36.1	$123.1	$71.0
Segment profit (loss)
Motion Pictures	$8.9	$(5.0)	$95.9	$26.8
Television Production	8.6	11.5	21.0	21.1
Media Networks	116.5	(8.7)	225.9	(18.3)
Intersegment eliminations	(0.1)	—	(2.0)	—
	$133.9	$(2.2)	$340.8	$29.6

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Company’s total segment profit	$133.9	$(2.2)	$340.8	$29.6
Corporate general and administrative expenses	(25.3)	(21.5)	(50.7)	(42.8)
Adjusted depreciation and amortization(1)	(9.3)	(3.5)	(19.4)	(8.4)
Restructuring and other(2)	(3.5)	(10.7)	(14.4)	(18.3)
Adjusted share-based compensation expense(3)	(23.6)	(14.9)	(47.4)	(28.5)
Purchase accounting and related adjustments(4)	(41.8)	(5.4)	(88.8)	(11.8)
Operating income (loss)	30.4	(58.2)	120.1	(80.2)
Interest expense	(48.7)	(15.9)	(101.0)	(31.1)
Interest and other income	2.7	1.3	5.5	2.2
Loss on extinguishment of debt	(6.4)	—	(18.0)	—
Equity interests income (loss)	(12.7)	1.9	(21.0)	12.7
Gain on sale of equity interest in EPIX	—	—	201.0	—
Income (loss) before income taxes	$(34.7)	$(70.9)	$186.6	$(96.4)
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Depreciation and amortization	$39.3	$4.3	$79.3	$10.0
Less: Amount included in purchase accounting and related adjustments	(30.0)	(0.8)	(59.9)	(1.6)
Adjusted depreciation and amortization	$9.3	$3.5	$19.4	$8.4

(2)	Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable (see Note 13).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Total share-based compensation expense	$23.6	$24.0	$47.4	$46.2
Less:
Bonus related share-based compensation included in segment and corporate general and administrative expense(i)	—	(6.7)	—	(15.3)
Amount included in restructuring and other(ii)	—	(2.4)	—	(2.4)
Adjusted share-based compensation	$23.6	$14.9	$47.4	$28.5
(i)Represents immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are, when granted, included in segment or corporate general and administrative expense.
(ii)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to certain assets acquired in the acquisition of Starz and Pilgrim Media Group. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$10.2	$3.3	$26.0	$7.7
General and administrative expense	1.6	1.3	2.9	2.5
Depreciation and amortization	30.0	0.8	59.9	1.6
	$41.8	$5.4	$88.8	$11.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media or product line as broken down by segment for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$57.9	$62.0	$108.7	$109.2
Home Entertainment	165.7	157.1	399.7	300.4
Television	74.2	69.3	131.8	122.7
International	79.9	168.3	202.3	282.0
Other	8.0	7.3	15.5	12.0
Total Motion Pictures revenues	$385.7	$464.0	858.0	826.3
Television Production
Domestic Television	$134.2	$154.4	262.4	307.4
International	29.3	15.9	52.6	43.7
Home Entertainment	3.0	3.2	6.5	10.0
Other	2.2	1.6	3.9	5.1
Total Television Production revenues	$168.7	$175.1	325.4	366.2
Media Networks
Starz Networks	$358.6	$—	701.8	—
Content and Other	33.7	—	79.6	—
Streaming Services	1.1	0.4	2.5	0.6
Total Media Networks revenues	$393.4	$0.4	783.9	0.6
Intersegment eliminations	(7.0)	—	(21.2)	—
Total revenues	$940.8	$639.5	$1,946.1	$1,193.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$61.4	$36.1	$123.1	$71.0
Corporate general and administrative expenses	25.3	21.5	50.7	42.8
Share-based compensation expense included in general and administrative expense	23.2	14.9	46.5	28.5
Purchase accounting and related adjustments	1.6	1.3	3.0	2.5
	$111.5	$73.8	$223.3	$144.8

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Assets
Motion Pictures	$1,702.8	$1,802.3
Television Production	1,138.2	1,142.8
Media Networks	5,295.8	5,443.9
Other unallocated assets(1)	563.8	807.9
	$8,700.6	$9,196.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

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

On October 7, 2016, a putative class action complaint was filed by a purported Lions Gate stockholder in the Supreme Court of the State of New York for the County of Nassau: Levy v. Malone, et al., Index No. 607759/2016. The complaint names as defendants Lions Gate and the members of its board of directors. The complaint alleges, among other things, that the members of the Lions Gate board of directors breached fiduciary duties owed to Lions Gate stockholders and/or aided and abetted breaches of fiduciary duties by others in connection with the proposed merger, and that Lions Gate and the members of its board of directors failed to disclose material information in the amended joint proxy statement/ prospectus on Form S-4/A filed on September 7, 2016 in connection with the proposed merger. On November 8, 2016, plaintiff filed a motion to preliminarily enjoin the proposed merger and for expedited discovery. On November 23, 2016, the parties entered into a stipulation of settlement resolving the action, and on November 25, 2016, filed a stipulation withdrawing plaintiff’s motion. On July 14, 2017, the court preliminarily approved the settlement, ordered that notice of the settlement be sent to class members, and scheduled a hearing for August 30, 2017 to determine whether to finally approve the settlement. On October 30, 2017, the court issued an order and judgment finally approving the settlement.

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

The following tables present condensed consolidating financial information as of September 30, 2017 and March 31, 2017, and for the six months ended September 30, 2017 and 2016 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	September 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$1.4	$122.8	$101.7	$—	$225.9
Restricted cash	—	—	—	—	—
Accounts receivable, net	0.4	2.7	800.5	—	803.6
Program rights	—	—	229.7	—	229.7
Other current assets	0.2	20.8	227.8	(4.4)	244.4
Total current assets	2.0	146.3	1,359.7	(4.4)	1,503.6
Investment in films and television programs and program rights, net	—	6.8	1,682.9	—	1,689.7
Property and equipment, net	—	36.5	125.1	—	161.6
Investments	40.1	32.7	117.6	—	190.4
Intangible assets	—	—	1,992.2	—	1,992.2
Goodwill	10.2	—	2,700.3	—	2,710.5
Other assets	—	17.1	396.3	—	413.4
Deferred tax assets	35.2	354.1	4.0	(354.1)	39.2
Subsidiary investments and advances	5,095.0	1,702.9	6,015.9	(12,813.8)	—
	$5,182.5	$2,296.4	$14,394.0	$(13,172.3)	$8,700.6
Liabilities and Equity (Deficiency)
Accounts payable and accrued liabilities	32.0	60.8	303.4	—	396.2
Participations and residuals	—	3.5	507.0	—	510.5
Film obligations and production loans	—	—	294.9	—	294.9
Debt - short term portion	70.0	—	7.8	—	77.8
Deferred revenue	—	2.0	209.8	—	211.8
Total current liabilities	102.0	66.3	1,322.9	—	1,491.2
Debt	2,253.7	55.2	59.8	—	2,368.7
Participations and residuals	—	—	394.9	—	394.9
Film obligations and production loans	—	—	136.6	—	136.6
Other liabilities	—	—	43.5	—	43.5
Dissenting shareholders liability	—	—	840.1	—	840.1
Deferred revenue	—	—	83.4	—	83.4
Deferred tax liabilities	—	—	772.3	(354.1)	418.2
Intercompany payable	—	2,577.5	4,099.6	(6,677.1)	—
Redeemable noncontrolling interest	—	—	97.2	—	97.2
Total equity (deficiency)	2,826.8	(402.6)	6,543.7	(6,141.1)	2,826.8
	$5,182.5	$2,296.4	$14,394.0	$(13,172.3)	$8,700.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$3.3	$1,942.8	$—	$1,946.1
EXPENSES:
Direct operating	—	—	1,076.4	—	1,076.4
Distribution and marketing	—	0.5	432.1	—	432.6
General and administration	2.0	85.7	136.4	(0.8)	223.3
Depreciation and amortization	—	5.1	74.2	—	79.3
Restructuring and other	1.8	10.4	2.2	—	14.4
Total expenses	3.8	101.7	1,721.3	(0.8)	1,826.0
OPERATING INCOME (LOSS)	(3.8)	(98.4)	221.5	0.8	120.1
Other expenses (income):
Interest expense	68.9	110.0	227.6	(305.5)	101.0
Interest and other income	(215.9)	—	(94.8)	305.2	(5.5)
Loss on extinguishment of debt	17.0	1.0	—	—	18.0
Total other expenses (income)	(130.0)	111.0	132.8	(0.3)	113.5
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	126.2	(209.4)	88.7	1.1	6.6
Equity interests income (loss)	47.8	287.5	(9.2)	(347.1)	(21.0)
Gain on sale of equity interest in EPIX	—	—	201.0	—	201.0
INCOME (LOSS) BEFORE INCOME TAXES	174.0	78.1	280.5	(346.0)	186.6
Income tax provision (benefit)	(15.3)	30.3	110.2	(126.0)	(0.8)
NET INCOME (LOSS)	189.3	47.8	170.3	(220.0)	187.4
Less: Net income attributable to noncontrolling interest	—	—	1.9	—	1.9
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$189.3	$47.8	$172.2	$(220.0)	$189.3

	Six Months Ended
	September 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$189.3	$47.8	$170.3	$(220.0)	$187.4
Foreign currency translation adjustments, net of tax	4.5	0.4	(0.3)	(3.0)	1.6
Net unrealized loss on available-for-sale securities, net of tax	3.0	3.0	—	(3.0)	3.0
Net unrealized gain on foreign exchange contracts, net of tax	(0.1)	—	(0.1)	0.1	(0.1)
COMPREHENSIVE INCOME (LOSS)	196.7	51.2	169.9	(225.9)	191.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	1.9	—	1.9
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$196.7	$51.2	$171.8	$(225.9)	$193.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$672.4	$(15.2)	$(317.8)	$—	$339.4
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	393.7	—	393.7
Investment in equity method investees	—	(17.5)	(11.8)	—	(29.3)
Capital expenditures	—	(5.1)	(16.2)	—	(21.3)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(22.6)	365.7	—	343.1
FINANCING ACTIVITIES:
Debt - borrowings	115.0	—	—	—	115.0
Debt - repayments	(815.0)	—	(3.0)	—	(818.0)
Production loans - borrowings	—	—	169.7	—	169.7
Production loans - repayments	—	—	(251.6)	—	(251.6)
Distributions to noncontrolling interest	—	—	(4.6)	—	(4.6)
Exercise of stock options	22.4	—	—	—	22.4
Tax withholding required on equity awards	(8.5)	—	—	—	(8.5)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(686.1)	—	(89.5)	—	(775.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13.7)	(37.8)	(41.6)	—	(93.1)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(2.9)	—	(2.9)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	15.1	160.6	146.2	—	321.9
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1.4	$122.8	$101.7	$—	$225.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$15.1	$160.6	$146.2	$—	$321.9
Restricted cash	—	2.8	—	—	2.8
Accounts receivable, net	0.6	1.7	905.8	—	908.1
Program rights	—	—	261.7	—	261.7
Other current assets	—	21.0	179.7	(4.8)	195.9
Total current assets	15.7	186.1	1,493.4	(4.8)	1,690.4
Investment in films and television programs, net	—	6.5	1,723.0	—	1,729.5
Property and equipment, net	—	36.3	129.2	—	165.5
Investments	40.1	18.0	313.4	—	371.5
Intangible assets	—	—	2,046.7	—	2,046.7
Goodwill	10.2	—	2,690.3	—	2,700.5
Other assets	—	17.1	455.7	—	472.8
Deferred tax assets	20.0	290.8	—	(290.8)	20.0
Subsidiary investments and advances	5,451.0	1,413.3	5,738.7	(12,603.0)	—
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9
Liabilities and Equity (Deficiency)
Accounts payable and accrued liabilities	24.1	75.3	473.6	—	573.0
Participations and residuals	—	3.5	511.4	—	514.9
Film obligations and production loans	—	—	367.2	—	367.2
Debt - short term portion	70.0	—	7.9	—	77.9
Deferred revenue	—	2.4	154.5	—	156.9
Total current liabilities	94.1	81.2	1,514.6	—	1,689.9
Debt	2,928.6	53.7	64.7	—	3,047.0
Participations and residuals	—	—	359.7	—	359.7
Film obligations and production loans	—	—	116.0	—	116.0
Other liabilities	—	—	50.3	—	50.3
Dissenting shareholders liability	—	—	812.9	—	812.9
Deferred revenue	—	—	72.7	—	72.7
Deferred tax liabilities	—	—	731.0	(290.8)	440.2
Intercompany payable	—	2,314.6	4,643.7	(6,958.3)	—
Redeemable noncontrolling interest	—	—	93.8	—	93.8
Total equity (deficiency)	2,514.3	(481.4)	6,131.0	(5,649.5)	2,514.4
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$8.8	$1,184.3	$—	$1,193.1
EXPENSES:
Direct operating	—	1.5	751.7	—	753.2
Distribution and marketing	—	0.5	346.5	—	347.0
General and administration	0.8	79.1	65.5	(0.6)	144.8
Depreciation and amortization	—	5.9	4.1	—	10.0
Restructuring and other	0.5	13.3	4.5	—	18.3
Total expenses	1.3	100.3	1,172.3	(0.6)	1,273.3
OPERATING INCOME (LOSS)	(1.3)	(91.5)	12.0	0.6	(80.2)
Other expenses (income):
Interest expense	22.9	114.1	91.5	(197.4)	31.1
Interest and other income	(107.8)	—	(91.5)	197.1	(2.2)
Total other expenses (income)	(84.9)	114.1	—	(0.3)	28.9
INCOME (LOSS) BEFORE EQUITY INTERESTS AND INCOME TAXES	83.6	(205.6)	12.0	0.9	(109.1)
Equity interests income (loss)	(96.9)	24.2	13.5	71.9	12.7
INCOME (LOSS) BEFORE INCOME TAXES	(13.3)	(181.4)	25.5	72.8	(96.4)
Income tax provision (benefit)	2.9	(84.5)	11.2	(9.5)	(79.9)
NET INCOME (LOSS)	(16.2)	(96.9)	14.3	82.3	(16.5)
Less: Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(16.2)	$(96.9)	$14.3	$82.6	$(16.2)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$(16.2)	$(96.9)	$14.3	$82.3	$(16.5)
Foreign currency translation adjustments, net of tax	(5.5)	(8.9)	(9.1)	18.0	(5.5)
Net unrealized gain (loss) on available-for-sale securities, net of tax	22.9	—	22.9	(22.9)	22.9
Net unrealized loss on foreign exchange contracts, net of tax	(3.0)	—	(3.0)	3.0	(3.0)
COMPREHENSIVE INCOME (LOSS)	$(1.8)	$(105.8)	$25.1	$80.4	$(2.1)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1.8)	$(105.8)	$25.1	$80.7	$(1.8)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(85.7)	$32.7	$247.4	$—	$194.4
INVESTING ACTIVITIES:
Investment in equity method investees	—	(1.0)	(4.4)	—	(5.4)
Distributions from equity method investee	—	—	2.3	—	2.3
Capital expenditures	—	(4.5)	(1.8)	—	(6.3)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(5.5)	(3.9)	—	(9.4)
FINANCING ACTIVITIES:
Debt - borrowings	454.0	—	—	—	454.0
Debt - repayments	(314.0)	—	—	—	(314.0)
Production loans - borrowings	—	—	152.3	—	152.3
Production loans - repayments	—	—	(373.7)	—	(373.7)
Dividends paid	(26.8)	—	—	—	(26.8)
Distributions to noncontrolling interest	—	—	(3.3)	—	(3.3)
Exercise of stock options	0.5	—	—	—	0.5
Tax withholding required on equity awards	(27.3)	—	—	—	(27.3)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	86.4	—	(224.7)	—	(138.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.7	27.2	18.8	—	46.7
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	1.6	—	1.6
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	0.7	28.1	28.9	—	57.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1.4	$55.3	$49.3	$—	$106.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of September 30, 2017, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from September 30, 2017):

September 30, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.1	in exchange for	$0.1	£0.75
Hungarian Forint	HUF 2,851.5	in exchange for	$10.4	HUF 274.39
Euro	€2.0	in exchange for	$2.3	€0.87
Canadian Dollar	C$17.2	in exchange for	$13.6	C$1.26
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2017 were losses, net of tax, of $0.8 million and $0.1 million (2016 - $0.4 million and $3.0 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2017 were $0.2 million and $0.2 million, respectively (2016 - nil and loss of $0.4 million, respectively) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of September 30, 2017, $2.2 million was included in other assets and $2.3 million in accounts payable and accrued liabilities (March 31, 2017 - $0.6 million in other assets and $0.5 million in accounts payable and accrued liabilities) in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and six months ended September 30, 2017, no amounts were reclassified out of accumulated other comprehensive loss into earnings. As of September 30, 2017, based on the current release schedule, the Company estimates approximately $1.8 million of losses associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending September 30, 2018.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$45.2	$26.1
Product inventory	24.1	23.9
Tax credits receivable	175.1	145.9
	$244.4	$195.9
Other non-current assets
Prepaid expenses and other	$38.9	$39.9
Accounts receivable	289.2	313.1
Tax credits receivable	85.3	119.8
	$413.4	$472.8

Supplemental Cash Flow Information

There were no significant non-cash investing or financing activities for the six months ended September 30, 2017 and 2016.

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
Segment Structure
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments as of September 30, 2017: Motion Pictures, Television Production and Media Networks. The Motion Pictures segment remains similar to the previously reported segment, and now includes the Starz third-party distribution business. The Television Production segment will remain substantially similar to the previously reported segment. The Media Networks segment will consist of the Starz Networks business, the licensing of Starz original series in ancillary markets, and the Company’s direct to consumer initiatives including its subscription video-on-demand platforms. See Note 14 to our unaudited condensed consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2017 and 2016.
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
Revenue Recognition. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and electronic sell-through ("EST") arrangements, such as download-to-own, download-to-rent, video-on-demand, and subscription video-on-demand, revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated to the “windows” of availability in the arrangement. Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on our assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on our assessment of the relative fair value of each title.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.2 million and $3.1 million on our total revenue in the three and six months ended September 30, 2017, respectively (2016 - $1.3 million and $2.4 million, respectively).
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

Our quarterly income tax provision (benefit) and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended September 30, 2017 and 2016, we calculate the income tax provision (benefit) using the cut-off method.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2017 and 2016. Due to the Starz Merger, the three months ended September 30, 2017 includes the results of operations from Starz (see Note 2 to our unaudited condensed consolidated financial statements for further details). Revenue from Starz was $420.9 million for the three months ended September 30, 2017.
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks. As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the three months ended September 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$385.7	$464.0	$(78.3)	(16.9)%
Television Production	168.7	175.1	(6.4)	(3.7)%
Media Networks	393.4	0.4	393.0	nm
Intersegment eliminations	(7.0)	—	(7.0)	nm
Total revenues	940.8	639.5	301.3	47.1%
Expenses:
Direct operating	521.6	386.9	134.7	34.8%
Distribution and marketing	234.5	222.0	12.5	5.6%
General and administration	111.5	73.8	37.7	51.1%
Depreciation and amortization	39.3	4.3	35.0	nm
Restructuring and other	3.5	10.7	(7.2)	(67.3)%
Total expenses	910.4	697.7	212.7	30.5%
Operating income (loss)	30.4	(58.2)	88.6	nm
Other expenses (income):
Interest expense	48.7	15.9	32.8	206.3%
Interest and other income	(2.7)	(1.3)	(1.4)	nm
Loss on extinguishment of debt	6.4	—	6.4	nm
Total other expenses, net	52.4	14.6	37.8	258.9%
Loss before equity interests and income taxes	(22.0)	(72.8)	50.8	nm
Equity interests income (loss)	(12.7)	1.9	(14.6)	nm
Loss before income taxes	(34.7)	(70.9)	36.2	nm
Income tax benefit	(47.6)	(53.6)	6.0	(11.2)%
Net income (loss)	12.9	(17.3)	30.2	nm
Less: Net (income) loss attributable to noncontrolling interest	2.6	(0.2)	2.8	nm
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$15.5	$(17.5)	$33.0	nm

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the three months ended September 30, 2017, due to the inclusion of revenue from the Starz Merger. These increases were offset partially by a decrease in Motion Pictures revenues driven by lower international revenue primarily due to a significant contribution from Now You See Me 2 in the prior year's quarter, and a slight decrease in Television Production revenue. The Media Networks and Motion Pictures revenues in the three months ended September 30, 2017 include $392.3 million and $28.6 million, respectively, of revenues from the Starz Merger.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$165.7	$157.1	$8.6	5.5%
Television Production	3.0	3.2	(0.2)	(6.3)%
Media Networks	28.0	0.4	27.6	nm
	$196.7	$160.7	$36.0	22.4%
_______________________
nm - Percentage not meaningful.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$202.0	52.4%	$231.9	50.0%	$(29.9)	(12.9)%
Television Production	141.9	84.1	148.2	84.6	(6.3)	(4.3)%
Media Networks	169.2	43.0	3.5	2.0	165.7	nm
Other	10.4	nm	3.3	nm	7.1	215.2%
Intersegment eliminations	(1.9)	nm	—	—	(1.9)	nm
	$521.6	55.4%	$386.9	60.5%	$134.7	34.8%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended September 30, 2017, primarily due to the inclusion of expenses from the Starz Merger, offset partially by lower Motion Pictures and Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$148.5	$212.6	$(64.1)	(30.2)%
Television Production	7.6	7.0	0.6	8.6%
Media Networks	83.2	2.4	80.8	nm
Other	0.2	—	0.2	nm
Intersegment eliminations	(5.0)	—	(5.0)	nm
	$234.5	$222.0	$12.5	5.6%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$96.4	$152.1	$(55.7)	(36.6)%
_______________________
nm - Percentage not meaningful.
Distribution and marketing expenses increased in the three months ended September 30, 2017, due to increased Media Networks distribution and marketing expenses primarily from the Starz Merger, offset partially by decreased Motion Pictures theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.
Other consists of the share-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$26.3		$24.5		$1.8	7.3%
Television Production	10.6		8.4		2.2	26.2%
Media Networks	24.5		3.2		21.3	nm
Corporate	25.3		21.5		3.8	17.7%
	86.7	9.2%	57.6	9.0%	29.1	50.5%
Share-based compensation expense	23.2		14.9		8.3	55.7%
Purchase accounting and related adjustments	1.6		1.3		0.3	23.1%
Total general and administrative expenses	$111.5	11.9%	$73.8	12.0%	$37.7	51.1%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in the three months ended September 30, 2017, resulting from the inclusion of general and administration expense from the acquisition of Starz in the Media Networks segment, higher share-based compensation expense, corporate general and administrative expenses, and slightly increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in professional fees and salaries and related expenses.

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

	Three Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$23.2	$14.9
Segment and corporate general and administrative expense(1)	—	6.7
Restructuring and other(2)	—	2.4
Direct operating expense	0.2	—
Distribution and marketing expense	0.2	—
Total share-based compensation expense	$23.6	$24.0
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
Depreciation and Amortization Expense. Depreciation and amortization was $39.3 million in the three months ended September 30, 2017, compared to $4.3 million in the three months ended September 30, 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other decreased $7.2 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the three months ended September 30, 2017 and 2016 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance
Cash	$—	$2.0	$(2.0)	(100.0)%
Accelerated vesting on equity awards (see Note 11)	—	2.4	(2.4)	(100.0)%
Total severance costs	—	4.4	(4.4)	(100.0)%
Transaction related costs(1)	0.9	5.5	(4.6)	(83.6)%
Litigation and other(2)	2.6	0.8	1.8	225.0%
	$3.5	$10.7	$(7.2)	(67.3)%
_______________________
nm - Percentage not meaningful.

(1)
Transaction related costs in the three months ended September 30, 2017 primarily consist of costs associated with the integration of Starz, and certain bonuses related to the sale of the Company's equity interest in EPIX (see Note 4 to our unaudited condensed consolidated financial statements), and costs associated with certain other transactions. Transaction related costs in the three months ended September 30, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger.

(2)
Litigation and other in the three months ended September 30, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits and other matters related to the Starz Merger (see Note 15 to our unaudited condensed consolidated financial statements).

Other Expenses (Income). Interest expense of $48.7 million for the three months ended September 30, 2017 increased $32.8 million, from $15.9 million in the three months ended September 30, 2016, driven by the increase in debt in connection with the Starz Merger. The following table sets forth the components of interest expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$0.6	$3.4
Term Loan A	8.0	—
Term Loan B	12.6	—
5.875% Senior Notes	7.6	—
Convertible senior subordinated notes	0.2	0.6
5.25% Senior Notes	—	3.0
Term Loan Due 2022	—	5.1
Other	2.8	1.4
	31.8	13.5
Interest on dissenters' liability(1)	13.9	—
Non-Cash Based:
Discount and financing costs amortization	3.0	2.4
	$48.7	$15.9
_______________________

(1)
Interest on dissenters' liability represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. See Note 2 to our unaudited condensed consolidated financial statements.

Interest and other income was $2.7 million in the three months ended September 30, 2017, compared to $1.3 million in the three months ended September 30, 2016.
Loss on extinguishment of debt was $6.4 million in the three months ended September 30, 2017, related to the write-off of deferred financing costs associated with the prepayment of $245.0 million in principal amount of the Term Loan B (see Note 6 to our unaudited condensed consolidated financial statements), compared to none in the three months ended September 30, 2016.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2017 and 2016:

	September 30, 2017	Three Months Ended
		September 30,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$—	$5.1
Pop(2)	50.0%	0.5	(2.4)
Other	Various	(13.2)	(0.8)
		$(12.7)	$1.9
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements).

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

Income Tax Benefit. We had an income tax benefit of $47.6 million in the three months ended September 30, 2017, compared to an income tax benefit of $53.6 million in the three months ended September 30, 2016. The slight decrease in our income tax benefit in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is driven by a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate and reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. Due to the expected mix by jurisdiction of pre-tax income for the remainder of the fiscal year, the Company currently expects to record a tax benefit for the annual period.

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

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended September 30, 2017 was $15.5 million, or basic net income per common share of $0.07 on 207.8 million weighted average common shares outstanding and diluted net income per common share of $0.07 on 219.8 million. This compares to net loss attributable to our shareholders for the three months ended September 30, 2016 of $17.5 million, or basic and diluted net loss per common share of $(0.12) on 147.8 million weighted average common shares outstanding.

Segment Results of Operations
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company has revised what it will include and exclude from segment profit (loss), the primary measure used by management to evaluate segment performance. Segment profit (loss) continues to be defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. However, segment direct operating expenses, distribution and marketing expenses and general and administrative expenses will exclude share-based compensation, other than annual bonuses granted in stock, and will include annual bonuses paid in cash. All share-based compensation was previously excluded from segment profit, and annual bonuses were previously included in corporate general and administrative expenses. In addition, segment profit will no longer exclude start-up costs of direct to consumer streaming services on SVOD platforms, non-cash imputed interest charge, and backstopped P&A expense. Segment profit will continue to exclude purchase accounting and related adjustments. As a result of the changes to the segments and definition of segment profit, the Company has presented prior period segment data in a manner that conforms to the current period presentation.
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit (loss) for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$385.7	$464.0	$(78.3)	(16.9)%
Expenses:
Direct operating expense	202.0	231.9	(29.9)	(12.9)%
Distribution & marketing expense	148.5	212.6	(64.1)	(30.2)%
Gross contribution	35.2	19.5	15.7	80.5%
General and administrative expenses	26.3	24.5	1.8	7.3%
Segment profit (loss)	$8.9	$(5.0)	$13.9	nm

U.S. theatrical P&A expense included in distribution and marketing expense	$96.4	$152.1	$(55.7)	(36.6)%

Direct operating expense as a percentage of revenue	52.4%	50.0%

Gross contribution as a percentage of revenue	9.1%	4.2%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$57.4	$0.5	$57.9	$54.6	$7.4	$62.0	$(4.1)
Home Entertainment
Packaged Media	24.2	51.1	75.3	57.1	33.9	91.0	(15.7)
Digital Media(3)	54.5	35.9	90.4	47.0	19.1	66.1	24.3
Total Home Entertainment	78.7	87.0	165.7	104.1	53.0	157.1	8.6
Television	68.5	5.7	74.2	60.9	8.4	69.3	4.9
International	60.3	19.6	79.9	138.5	29.8	168.3	(88.4)
Other	6.7	1.3	8.0	4.8	2.5	7.3	0.7
	$271.6	$114.1	$385.7	$362.9	$101.1	$464.0	$(78.3)
____________________

(1)
Feature Film: Includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through CodeBlack Films, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)	Digital Media Revenue: Consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.
Theatrical revenue decreased $4.1 million, or 6.6%, in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily driven by fewer Feature Film releases in the current quarter as compared to the prior year's quarter, offset partially by the successful box office performance of The Hitman's Bodyguard in the current quarter. The current quarter and prior year's quarter also included the release of The Big Sick and Cafe Society, respectively, which under the terms of our distribution arrangements, we recorded only our distribution fee as theatrical revenue. The three months ended September 30, 2016 also included the release of Deepwater Horizon, which was released on September 30, 2016, and therefore its contribution to revenues in the prior year's quarter was limited to one day.

Home entertainment revenue increased $8.6 million, or 5.5%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily driven by an increase of $34.0 million of home entertainment revenue from product categories Other Than Feature Film, offset partially by a decrease of $25.4 million of home entertainment revenue from our Feature Films. The increase in home entertainment revenue from product categories Other Than Feature Film included $28.2 million of home entertainment revenue from the Starz third party distribution business in the current quarter. The decrease in home entertainment revenue from our Feature Films was driven by the performance, and to a lesser extent the fewer number of Feature Films released on packaged media and digital media in the current quarter (All Eyez on Me, and The Big Sick from our Fiscal 2018 Theatrical Slate) as compared to the prior year's quarter (The Divergent Series: Allegiant from our Fiscal 2016 Theatrical Slate and Now You See Me 2 and Criminal from our Fiscal 2017 Theatrical Slate), partially offset by strong continued revenue from John Wick: Chapter 2, which was released on packaged media in the first quarter of fiscal 2018.
Television revenue increased $4.9 million, or 7.1%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due primarily to higher revenue from our Feature Films.
International motion pictures revenue decreased $88.4 million, or 52.5%, in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower revenue from our Fiscal 2018 Theatrical Slate in the current quarter as compared to the revenue generated from our Fiscal 2017 Theatrical Slate in the prior year's quarter, which included a significant contribution from Now You See Me 2.

Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. Included in direct operating expenses are investment in film write-downs of approximately $2.3 million in the three months ended September 30, 2017, compared to approximately $4.3 million in the three months ended September 30, 2016.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in the three months ended September 30, 2017 decreased as compared to the three months ended September 30, 2016, primarily driven by lower P&A spending in the three months ended September 30, 2017 on fewer Feature Film theatrical releases. In addition, the prior year's quarter included significant P&A spending for Deepwater Horizon, which was released on September 30, 2016, limiting its contribution to revenues in the prior year's quarter to one day. In the three months ended September 30, 2017, approximately $15.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as My Little Pony: The Movie, Jigsaw, Tyler Perry's Boo 2! A Madea Halloween, and Wonder. In the three months ended September 30, 2016, approximately $10.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Middle School: The Worst Years of My Life, Power Rangers, Tyler Perry's Boo! A Madea Halloween, and La La Land.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Pictures segment for the three months ended September 30, 2017 increased as compared to the three months ended September 30, 2016, despite a decrease in Motion Pictures revenue, driven by lower U.S. theatrical P&A as a percentage of Motion Pictures revenue due to the fewer number of Feature Film releases in the quarter and the release of Deepwater Horizon on September 30, 2016, which resulted in increased P&A spending in the prior year's quarter, while its revenue contribution was limited to one day.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $1.8 million, or 7.3%, primarily due to increases in salaries and related expenses and to a lesser extent, the general and administrative expenses from the Starz third party distribution business.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$168.7	$175.1	$(6.4)	(3.7)%
Expenses:
Direct operating expense	141.9	148.2	(6.3)	(4.3)%
Distribution & marketing expense	7.6	7.0	0.6	8.6%
Gross contribution	19.2	19.9	(0.7)	(3.5)%
General and administrative expenses	10.6	8.4	2.2	26.2%
Segment profit	$8.6	$11.5	$(2.9)	(25.2)%

Direct operating expense as a percentage of revenue	84.1%	84.6%

Gross contribution as a percentage of revenue	11.4%	11.4%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Domestic Television	$134.2	$154.4	$(20.2)	(13.1)%
International	29.3	15.9	13.4	84.3%
Home Entertainment
Digital	2.7	2.3	0.4	17.4%
Packaged Media	0.3	0.9	(0.6)	(66.7)%
Total Home Entertainment	3.0	3.2	(0.2)	(6.3)%
Other	2.2	1.6	0.6	37.5%
	$168.7	$175.1	$(6.4)	(3.7)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower revenue from reality television programs and the timing of deliveries of scripted episodic television programs. This decrease was partially offset by an increase in revenues associated with the fees earned from the distribution in ancillary markets of Power and other Starz Original Series, amounting to $5.1 million.

International revenue in the three months ended September 30, 2017 increased $13.4 million, or 84.3%, as compared to the three months ended September 30, 2016, primarily driven by revenue in the current quarter from Greenleaf (Season 2), Step Up (Season 1), and Nashville (Season 5), compared to revenue in the prior year's quarter from Orange Is the New Black (Season 5) and Casual (Season 2).
Direct Operating Expense. The slight decrease in direct operating expenses as a percentage of television production revenue is primarily due to the fees associated with the distribution in ancillary markets of Starz Original Series, which have no corresponding direct operating cost in the Television Production segment, partially offset by the mix of titles generating revenue in the current quarter as compared to the prior year's quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2017 decreased slightly as compared to the three months ended September 30, 2016, primarily due to lower revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $2.2 million, or 26.2%, primarily due to increases in salaries and related expenses.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2017 and 2016. Media Networks was not previously a reportable segment prior to December 8, 2016. In the three months ended September 30, 2016, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment.

	Three Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Media Networks Segment:
Revenue	$393.4	$0.4
Expenses:
Direct operating expense	169.2	3.5
Distribution & marketing expense	83.2	2.4
Gross contribution	141.0	(5.5)
General and administrative expenses	24.5	3.2
Segment profit	$116.5	$(8.7)

Direct operating expense as a percentage of revenue	43.0%	nm

Gross contribution as a percentage of revenue	35.8%	nm
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

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$358.6	$—	$358.6	nm
Content and Other	33.7	—	33.7	nm
Streaming Services	1.1	0.4	0.7	nm
	$393.4	$0.4	$393.0	nm
Segment Profit:
Starz Networks	$116.5	$—	$116.5	nm
Content and Other	13.2	—	13.2	nm
Streaming Services	(13.2)	(8.7)	(4.5)	52%
	$116.5	$(8.7)	$125.2	nm
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	September 30,	September 30,
	2017	2016(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.5	24.5
______________________
(1)Represents STARZ subscriptions previously reported by Starz in its Form 10-Q for the quarter ended September 30, 2016.

Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During the three months ended September 30, 2017, the following original series premiered on STARZ: Survivor's Remorse (Season 4) (premiere date of August 20, 2017), and Outlander (Season 3) (premiere date of September 10, 2017).
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended September 30, 2017 was primarily from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2017 of $24.5 million represent general and administrative expenses associated with Starz Networks and Streaming Services.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 14 to our unaudited condensed consolidated financial statements) occurred on April 1, 2016:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$393.4	$368.7	$24.7	6.7%
Expenses:
Direct operating expense	169.2	200.5	(31.3)	(15.6)%
Distribution & marketing expense	83.2	56.3	26.9	47.8%
Gross contribution	141.0	111.9	29.1	26.0%
General and administrative expenses	24.5	30.0	(5.5)	(18.3)%
Segment profit	$116.5	$81.9	$34.6	42.2%

Direct operating expense as a percentage of revenue	43.0%	54.4%

Gross contribution as a percentage of revenue	35.8%	30.3%

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

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Three Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$358.6	$348.6	$10.0	2.9%
Content and Other	33.7	19.7	14.0	71.1%
Streaming Services	1.1	0.4	0.7	nm
	$393.4	$368.7	$24.7	6.7%
Segment Profit:
Starz Networks	$116.5	$90.2	$26.3	29.2%
Content and Other	13.2	0.4	12.8	nm
Streaming Services	(13.2)	(8.7)	(4.5)	51.7%
	$116.5	$81.9	$34.6	42.2%
________________________
nm - Percentage not meaningful.

Revenue. On a pro forma basis, Starz Networks revenue represented 91% and 95% of Media Networks revenue for the three months ended September 30, 2017 and 2016, respectively. The increase in pro forma Starz Networks revenue was due to a $14.5 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $4.5 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. The increase in pro forma Content and Other revenue was driven by a significant contribution of revenues from a digital media licensing arrangement in the current quarter primarily for the Starz Original Series Power (Seasons 3 & 4).
During the three months ended September 30, 2017, the original series Survivor's Remorse (Season 4) and Outlander (Season 3) premiered on STARZ as compared to Power (Season 3) and Survivor's Remorse (Season 3) in the prior year's quarter.
Direct Operating and Distribution and Marketing Expense. The decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements and, to a lesser extent, Starz Originals. In addition, pro forma direct operating expense as a percentage of revenue for Content and Other decreased due to increased revenue.
The increase in pro forma distribution and marketing expense is primarily due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app.

Gross Contribution. On a pro-forma basis, gross contribution of the Media Networks segment for the three months ended September 30, 2017 was primarily from Starz Networks. The pro forma increase in gross contribution is driven by higher gross contribution from Starz Networks, due to higher revenues and lower direct operating expenses as discussed above, partially offset by higher Starz Networks' advertising and marketing costs associated with the STARZ app. In addition, gross contribution from Content and Other increased, driven by higher revenues and lower direct operating expense as a percentage of revenue.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the three months ended September 30, 2017 decreased slightly due to lower Starz Networks general and administrative expenses primarily attributable to salaries and related expenses, and a slight decrease in costs associated with our start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2017 and 2016. Due to the Starz Merger, the six months ended September 30, 2017 includes the results of operations from Starz (see Note 2 to our unaudited condensed consolidated financial statements for further details). Revenue from Starz was $841.8 million for the six months ended September 30, 2017.
Media Networks was not previously a reportable segment; however, as discussed above in the "Overview" section under the caption "Segment Structure", in connection with the reorganization of our segment structure following the Starz Merger, the Company moved its start-up direct to consumer SVOD platforms under the Media Networks segment. Amounts in the six months ended September 30, 2016 represent the Company's start-up direct to consumer SVOD platforms, which are now presented within the Media Networks segment, in order to conform to the current period presentation.

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$858.0	$826.3	$31.7	3.8%
Television Production	325.4	366.2	(40.8)	(11.1)%
Media Networks	783.9	0.6	783.3	nm
Intersegment eliminations	(21.2)	—	(21.2)	nm
Total revenues	1,946.1	1,193.1	753.0	63.1%
Expenses:
Direct operating	1,076.4	753.2	323.2	42.9%
Distribution and marketing	432.6	347.0	85.6	24.7%
General and administration	223.3	144.8	78.5	54.2%
Depreciation and amortization	79.3	10.0	69.3	nm
Restructuring and other	14.4	18.3	(3.9)	(21.3)%
Total expenses	1,826.0	1,273.3	552.7	43.4%
Operating income (loss)	120.1	(80.2)	200.3	nm
Other expenses (income):
Interest expense	101.0	31.1	69.9	224.8%
Interest and other income	(5.5)	(2.2)	(3.3)	150.0%
Loss on extinguishment of debt	18.0	—	18.0	nm
Total other expenses, net	113.5	28.9	84.6	nm
Income (loss) before equity interests and income taxes	6.6	(109.1)	115.7	nm
Equity interests income (loss)	(21.0)	12.7	(33.7)	nm
Gain on sale of equity interest in EPIX	201.0	—	201.0	nm
Income (loss) before income taxes	186.6	(96.4)	283.0	nm
Income tax benefit	(0.8)	(79.9)	79.1	nm
Net income (loss)	187.4	(16.5)	203.9	nm
Less: Net loss attributable to noncontrolling interest	1.9	0.3	1.6	533.3%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$189.3	$(16.2)	$205.5	nm

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the six months ended September 30, 2017, due to the inclusion of revenue from the Starz Merger, an increase in Motion Pictures revenues, offset partially by a decrease in Television Production revenues driven by lower domestic television revenue as a result of fewer television episodes delivered in the current period. The Media Networks and Motion Pictures revenues in the six months ended September 30, 2017 include $781.4 million and $60.4 million, respectively, of revenues from the Starz Merger.
The increase in Motion Pictures revenue was primarily due to higher home entertainment revenues driven by a significant contribution from the Starz Merger in the current period, and was also driven by the performance of our Feature Films in the current period, which included the home entertainment releases of La La Land and John Wick: Chapter 2. This increase was offset partially by lower international revenue primarily due to a significant contribution from Now You See Me 2 in the prior year's period.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$399.7	$300.4	$99.3	33.1%
Television Production	6.5	10.0	(3.5)	(35.0)%
Media Networks	68.0	0.6	67.4	nm
	$474.2	$311.0	$163.2	52.5%
_____________________
nm - Percentage not meaningful

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$454.7	53.0%	$422.4	51.1%	$32.3	7.6%
Television Production	270.6	83.2	314.9	86.0	(44.3)	(14.1)%
Media Networks	332.0	42.4	8.2	nm	323.8	nm
Other	26.4	nm	7.7	nm	18.7	nm
Intersegment eliminations	(7.3)	nm	—	—	(7.3)	nm
	$1,076.4	55.3%	$753.2	63.1%	$323.2	42.9%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the six months ended September 30, 2017, primarily due to the inclusion of expenses from the Starz Merger, and increased Motion Pictures revenue, offset partially by lower Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$254.2	$328.0	$(73.8)	(22.5)%
Television Production	14.1	14.2	(0.1)	(0.7)%
Media Networks	175.8	4.8	171.0	nm
Other	0.4	—	0.4	nm
Intersegment eliminations	(11.9)	—	(11.9)	nm
	$432.6	$347.0	$85.6	24.7%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$134.3	$224.0	$(89.7)	(40.0)%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses increased in the six months ended September 30, 2017 due to increased Media Networks distribution and marketing expenses primarily from the Starz Merger, offset partially by decreased Motion Pictures theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.
Other consists of the share-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$53.2		$49.1		$4.1	8.4%
Television Production	19.7		16.0		3.7	23.1%
Media Networks	50.2		5.9		44.3	nm
Corporate	50.7		42.8		7.9	18.5%
	173.8	8.9%	113.8	9.5%	60.0	52.7%
Share-based compensation expense	46.5		28.5		18.0	63.2%
Purchase accounting and related adjustments	3.0		2.5		0.5	20.0%
Total general and administrative expenses	$223.3	11.5%	$144.8	12.1%	$78.5	54.2%
_______________________
nm - Percentage not meaningful.
General and administrative expenses increased in the six months ended September 30, 2017, resulting from the inclusion of general and administration expense from the acquisition of Starz in the Media Networks segment, higher share-based compensation expense, corporate general and administrative expenses, and slightly increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
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

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$46.5	$28.5
Segment and corporate general and administrative expense(1)	—	15.3
Restructuring and other(2)	—	2.4
Direct operating expense	0.5	—
Distribution and marketing expense	0.4	—
Total share-based compensation expense	$47.4	$46.2
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
Depreciation and Amortization Expense. Depreciation and amortization of $79.3 million for the six months ended September 30, 2017 increased $69.3 million from $10.0 million in the six months ended September 30, 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other decreased $3.9 million, and includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable and were as follows for the six months ended September 30, 2017 and 2016 (see Note 13 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$1.0	$2.0	$(1.0)	(50.0)%
Accelerated vesting on equity awards (see Note 11)	—	2.4	(2.4)	(100.0)%
Total severance costs	1.0	4.4	(3.4)	(77.3)%
Transaction related costs(2)	7.9	12.2	(4.3)	(35.2)%
Litigation and other(3)	5.5	1.7	3.8	223.5%
	$14.4	$18.3	$(3.9)	(21.3)%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs in the six months ended September 30, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction related costs in the six months ended September 30, 2017 consist of certain bonuses related to the sale of the Company's equity interest in EPIX (see Note 4 to our unaudited condensed consolidated financial statements), costs associated with the integration of Starz, and costs associated with certain other transactions. Transaction related costs in the six months ended September 30, 2016 represented primarily legal and professional fees, and other transaction related costs associated with the Starz Merger.

(3)
Litigation and other in the six months ended September 30, 2017 primarily consists of litigation expenses incurred in connection with the class action lawsuits and other matters related to the Starz Merger (see Note 15 to our unaudited condensed consolidated financial statements).

Other Expenses (Income). Interest expense of $101.0 million in the six months ended September 30, 2017 increased $69.9 million from the six months ended September 30, 2016, driven by the increase in debt in connection with the Starz Merger. The following table sets forth the components of interest expense for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$2.2	$6.3
Term Loan A	16.2	—
Term Loan B	27.2	—
5.875% Senior Notes	15.3	—
Convertible senior subordinated notes	0.4	1.2
5.25% Senior Notes	—	5.9
Term Loan Due 2022	—	10.1
Other	5.0	2.9
	66.3	26.4
Interest on dissenters' liability(1)	27.2	—
Non-Cash Based:
Discount and financing costs amortization	7.5	4.7
	$101.0	$31.1
 ______________________

(1)
Interest on dissenters' liability represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. See Note 2 to our unaudited condensed consolidated financial statements.

Interest and other income was $5.5 million in the six months ended September 30, 2017, compared to $2.2 million in the six months ended September 30, 2016.
Loss on extinguishment of debt was $18.0 million in the six months ended September 30, 2017, related to the write-off of deferred financing costs associated with the prepayment of $665.0 million in principal amount of the Term Loan B (see Note 6 to our unaudited condensed consolidated financial statements), compared to none in the six months ended September 30, 2016.

The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2017 and 2016:

	September 30, 2017	Six Months Ended
		September 30,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$4.0	$16.0
Pop(2)	50.0%	(2.5)	(2.1)
Other	Various	(22.5)	(1.2)
		$(21.0)	$12.7
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements and below).

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

Gain on sale of equity interest in EPIX in the six months ended September 30, 2017 of $201.0 million represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements). There was no comparable gain in the six months ended September 30, 2016.

Income Tax Benefit. We had an income tax benefit of $0.8 million in the six months ended September 30, 2017, compared to an income tax benefit of $79.9 million in the six months ended September 30, 2016. The decrease in our income tax benefit in the six months ended September 30, 2017 as compared to the six months ended September 30, 2016 is driven by higher pre-tax income primarily related to the gain on the sale of our interest in EPIX, a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate and reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. Due to the expected mix by jurisdiction of pre-tax income for the remainder of the fiscal year, the Company currently expects to record a tax benefit for the annual period.

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

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the six months ended September 30, 2017 was $189.3 million, or basic net income per common share of $0.91 on 207.3 million weighted average common shares outstanding and diluted net income per common share of $0.87 on 218.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2016 of $16.2 million, or basic and diluted net loss per common share of $0.11 on 147.5 million weighted average common shares outstanding.

Segment Results of Operations

The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$858.0	$826.3	$31.7	3.8%
Expenses:
Direct operating expense	454.7	422.4	32.3	7.6%
Distribution & marketing expense	254.2	328.0	(73.8)	(22.5)%
Gross contribution	149.1	75.9	73.2	96.4%
General and administrative expenses	53.2	49.1	4.1	8.4%
Segment profit	$95.9	$26.8	$69.1	257.8%

U.S. theatrical P&A expense included in distribution and marketing expense	$134.3	$224.0	$(89.7)	(40.0)%

Direct operating expense as a percentage of revenue	53.0%	51.1%

Gross contribution as a percentage of revenue	17.4%	9.2%
Revenue. The table below sets forth Motion Pictures revenue by media and product category for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$92.7	$16.0	$108.7	$98.5	$10.7	$109.2	$(0.5)
Home Entertainment
Packaged Media	117.8	89.9	207.7	101.5	64.8	166.3	41.4
Digital Media(3)	111.9	80.1	192.0	98.2	35.9	134.1	57.9
Total Home Entertainment	229.7	170.0	399.7	199.7	100.7	300.4	99.3
Television	121.6	10.2	131.8	108.8	13.9	122.7	9.1
International	168.0	34.3	202.3	239.3	42.7	282.0	(79.7)
Other	12.5	3.0	15.5	7.8	4.2	12.0	3.5
	$624.5	$233.5	$858.0	$654.1	$172.2	$826.3	$31.7
____________________

(1)
Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through CodeBlack Films, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)	Digital Media Revenue: Consists of revenues generated from pay-per-view and video-on-demand platforms, EST, and digital rental.

Theatrical revenue decreased $0.5 million, or 0.5%, in the six months ended September 30, 2017 as compared to the six months ended September 30, 2016, primarily due to fewer Feature Films released in the current period, offset partially by the performance of Pantelion Films' How to Be a Latin Lover (included in Other Than Feature Film product categories) in the current period. The current period and prior year's period also included the release of The Big Sick and Cafe Society, respectively, which under the terms of our distribution arrangements, we recorded only our distribution fee as theatrical revenue. The six months ended September 30, 2016 also included the release of Deepwater Horizon, which was released on September 30, 2016, and therefore its contribution to revenues in the prior year's period was limited to one day.

Home entertainment revenue increased $99.3 million, or 33.1%, in the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, primarily driven by an increase of $69.3 million of home entertainment revenue from product categories Other Than Feature Film, and to a lesser extent, an increase of $30.0 million of home entertainment revenue from our Feature Films. The increase in home entertainment revenue from product categories Other Than Feature Film included $58.1 million of home entertainment revenue from the Starz third party distribution business in the current period. The increase in home entertainment revenue from our Feature Films was primarily driven by the performance of our Feature Films released on packaged media and digital media in the current period from our Fiscal 2017 Theatrical Slate as compared to the prior year's period from our Fiscal 2016 Theatrical Slate.
Television revenue increased $9.1 million, or 7.4%, in the six months ended September 30, 2017, as compared to the six months ended September 30, 2016 primarily due to higher revenue from our Feature Films.
International motion pictures revenue decreased $79.7 million, or 28.3%, in the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, primarily due to lower revenue from our Fiscal 2018 Theatrical Slate in the current period as compared to the revenue generated from our Fiscal 2017 Theatrical Slate in the prior year's period, which included a significant contribution from Now You See Me 2.
Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. Included in direct operating expenses are investment in film write-downs of approximately $2.6 million and $4.6 million in the six months ended September 30, 2017 and 2016, respectively.
Distribution and Marketing Expense. The primary component of Motion Pictures distribution and marketing expense is theatrical P&A. Theatrical P&A in the Motion Pictures segment in the six months ended September 30, 2017 decreased as compared to the six months ended September 30, 2016, primarily driven by lower P&A spending in the six months ended September 30, 2017 on fewer Feature Film theatrical releases. In addition, the prior year's period included significant P&A spending for Deepwater Horizon, which was released on September 30, 2016, limiting its contribution to revenues in the prior year's period to one day. In the six months ended September 30, 2017, approximately $17.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as My Little Pony: The Movie, Jigsaw, Wonder and Tyler Perry's Boo 2! A Madea Halloween. In the six months ended September 30, 2016, approximately $14.3 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Middle School: The Worst Years of My Life, Power Rangers, Tyler Perry's Boo! A Madea Halloween, and La La Land.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Pictures segment for the six months ended September 30, 2017 increased as compared to the six months ended September 30, 2016, primarily due to an increase in Motion Pictures revenue, and lower U.S. theatrical P&A as a percentage of Motion Pictures revenue due to the fewer number of Feature Film releases in the period and the release of Deepwater Horizon on September 30, 2016, which resulted in increased P&A spending in the prior year's period, while its revenue contribution was limited to one day.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $4.1 million, or 8.4%, primarily due to increases in salaries and related expenses and to a lesser extent, the general and administrative expenses from the Starz third party distribution business.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$325.4	$366.2	$(40.8)	(11.1)%
Expenses:
Direct operating expense	270.6	314.9	(44.3)	(14.1)%
Distribution & marketing expense	14.1	14.2	(0.1)	(0.7)%
Gross contribution	40.7	37.1	3.6	9.7%
General and administrative expenses	19.7	16.0	3.7	23.1%
Segment profit	$21.0	$21.1	$(0.1)	(0.5)%

Direct operating expense as a percentage of revenue	83.2%	86.0%

Gross contribution as a percentage of revenue	12.5%	10.1%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2017 and 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$262.4	$307.4	$(45.0)	(14.6)%
International	52.6	43.7	8.9	20.4%
Home Entertainment
Digital	5.4	5.9	(0.5)	(8.5)%
Packaged Media	1.1	4.1	(3.0)	(73.2)%
Total Home Entertainment	6.5	10.0	(3.5)	(35.0)%
Other	3.9	5.1	(1.2)	(23.5)%
	$325.4	$366.2	$(40.8)	(11.1)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, primarily due to lower revenue from reality television programs, and to a lesser extent, a decrease in television episodes delivered. This decrease was partially offset by an increase in revenues associated with the fees earned from the distribution in ancillary markets of Power and other Starz Original Series, amounting to $11.9 million.
International revenue in the six months ended September 30, 2017 increased $8.9 million, or 20.4% as compared to the six months ended September 30, 2016, primarily driven by revenue in the current period from Greenleaf (Season 2), Nashville (Season 5), Step Up (Season 1), Dirty Dancing, and Big Heads (Season 1), compared to revenue in the prior year's period from Orange Is the New Black (Season 4) and Nashville (Season 4).
Direct Operating Expense. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the fees associated with the distribution in ancillary markets of Starz Original Series, which have no corresponding direct operating cost in the Television Production segment, and to a lesser extent, was also driven by the mix of titles generating revenue in the current period as compared to the prior year's period.

Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2017 increased slightly as compared to the six months ended September 30, 2016 despite lower Television Production revenue, primarily due to lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $3.7 million, or 23.1%, primarily due to increases in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2017 and 2016. Media Networks was not previously a reportable segment prior to December 8, 2016. In the six months ended September 30, 2016, the results of operations in the Media Networks segment represented the Lionsgate direct to consumer streaming services on SVOD platforms that have been moved to the Media Networks segment.

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Media Networks Segment:
Revenue	$783.9	$0.6
Expenses:
Direct operating expense	332.0	8.2
Distribution & marketing expense	175.8	4.8
Gross contribution	276.1	(12.4)
General and administrative expenses	50.2	5.9
Segment profit	$225.9	$(18.3)

Direct operating expense as a percentage of revenue	42.4%	nm

Gross contribution as a percentage of revenue	35.2%	nm
_____________________
nm - Percentage not meaningful

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$701.8	$—	$701.8	nm
Content and Other	79.6	—	79.6	nm
Streaming Services	2.5	0.6	1.9	nm
	$783.9	$0.6	$783.3	nm
Segment Profit:
Starz Networks	$211.2	$—	$211.2	nm
Content and Other	33.8	—	33.8	nm
Streaming Services	(19.1)	(18.3)	(0.8)	4.4%
	$225.9	$(18.3)	$244.2	nm
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	September 30,	September 30,
	2017	2016(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.5	24.5
______________________
(1)Represents STARZ subscriptions previously reported by Starz in its Form 10-Q for the quarter ended September 30, 2016.
Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During the six months ended September 30, 2017, the following original series premiered on STARZ: The White Princess (premiere date of April 16, 2017), American Gods (Season 1) (premiere date of April 30, 2017), Power (Season 4) (premiere date of June 25, 2017), Survivor's Remorse (Season 4) (premiere date of August 20, 2017) and Outlander (Season 3) (premiere date of September 10, 2017).
Gross Contribution. Gross contribution of the Media Networks segment for the six months ended September 30, 2017 was primarily from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the six months ended September 30, 2017 of $50.2 million represent general and administrative expenses associated with Starz Networks and Streaming Services.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 14 to our unaudited condensed consolidated financial statements) occurred on April 1, 2016:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$783.9	$726.3	$57.6	7.9%
Expenses:
Direct operating expense	332.0	363.1	(31.1)	(8.6)%
Distribution & marketing expense	175.8	101.9	73.9	72.5%
Gross contribution	276.1	261.3	14.8	5.7%
General and administrative expenses	50.2	60.5	(10.3)	(17.0)%
Segment profit	$225.9	$200.8	$25.1	12.5%

Direct operating expense as a percentage of revenue	42.4%	50.0%

Gross contribution as a percentage of revenue	35.2%	36.0%

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

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Six Months Ended
	September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$701.8	$691.7	$10.1	1.5%
Content and Other	79.6	34.0	45.6	134.1%
Streaming Services	2.5	0.6	1.9	nm
	$783.9	$726.3	$57.6	7.9%
Segment Profit:
Starz Networks	$211.2	$217.8	$(6.6)	(3.0)%
Content and Other	33.8	1.3	32.5	nm
Streaming Services	(19.1)	(18.3)	(0.8)	4.4%
	$225.9	$200.8	$25.1	12.5%
________________________
nm - Percentage not meaningful.
Revenue. On a pro forma basis, Starz Networks revenue represented 90% and 95% of Media Networks revenue for the six months ended September 30, 2017 and 2016, respectively. The increase in pro forma Starz Networks revenue was due to a $19.5 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $9.4 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. The increase in pro forma Content and Other revenue was driven by a significant contribution of revenues from a digital media licensing arrangement in the current period primarily for the Starz Original Series Power (Seasons 1 - 4).
During the six months ended September 30, 2017, the original series The White Princess, American Gods (Season 1), Power (Season 4), Survivor's Remorse (Season 4) and Outlander (Season 3) premiered on STARZ as compared to Outlander (Season 2), The Girlfriend Experience (Season 1), Power (Season 3) and Survivor's Remorse (Season 3) in the prior year's period.
Direct Operating and Distribution and Marketing Expense. The decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements and lower development costs, partially offset by an increase in costs related to library content. In addition, pro forma direct operating expense as a percentage of revenue for Content and Other decreased due to increased revenue.
The increase in pro forma distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app, and to a lesser extent, higher costs from the greater number of Starz Original Series premiering in the current period as compared to the prior year's period.

Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for the six months ended September 30, 2017 was primarily from Starz Networks. The pro forma increase in gross contribution is driven by higher gross contribution from Content and Other due to higher revenues and lower direct operating expense as a percentage of revenue. This increase in pro forma gross contribution was offset partially by lower gross contribution from Starz Networks, primarily due to higher distribution and marketing expenses, which were partially offset by lower direct operating expense as discussed above.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the six months ended September 30, 2017 decreased slightly due to lower Starz Networks general and administrative expenses primarily attributable to lower salaries and related expenses, and a slight decrease in costs associated with our start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at September 30, 2017 primarily consisted of our revolving credit facility, Term Loan A, Term Loan B, 5.875% senior notes and our convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $97.2 million, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended September 30, 2017.

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

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $93.1 million for the six months ended September 30, 2017 and increased by $46.7 million for the six months ended September 30, 2016, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the six months ended September 30, 2017 and 2016 were as follows:

	Six Months Ended
	September 30,
	2017	2016	Net Change
	(Amounts in millions)
Operating income (loss)	$120.1	$(80.2)	$200.3
Amortization of films and television programs and program rights	764.6	588.5	176.1
Non-cash share-based compensation	47.4	46.2	1.2
Cash interest	(66.3)	(26.4)	(39.9)
Current income tax provision	17.0	(7.0)	24.0
Other non-cash charges included in operating activities	88.7	14.7	74.0
Cash flows from operations before changes in operating assets and liabilities	971.5	535.8	435.7

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	131.6	85.1	46.5
Investment in films and television programs and program rights	(680.7)	(446.7)	(234.0)
Other changes in operating assets and liabilities	(83.0)	20.2	(103.2)
Changes in operating assets and liabilities	(632.1)	(341.4)	(290.7)
Net Cash Flows Provided By Operating Activities	$339.4	$194.4	$145.0
Cash flows provided by operating activities for the six months ended September 30, 2017 were $339.4 million compared to cash flows provided by operating activities of $194.4 million for the six months ended September 30, 2016. The increase in cash provided by operating activities for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016 is due to higher cash flows from operations before changes in operating assets and liabilities, partially offset by increases in investment in films and television programs and program rights and decreases from changes in other operating assets and liabilities, which were primarily driven by decreases in accounts payable and accrued liabilities and participations and residuals.
Investing Activities. Cash flows provided by (used in) investing activities for the six months ended September 30, 2017 and 2016 were as follows:

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$393.7	$—
Investment in equity method investees	(29.3)	(5.4)
Distributions from equity method investees	—	2.3
Capital expenditures	(21.3)	(6.3)
Net Cash Flows Provided By (Used In) Investing Activities	$343.1	$(9.4)
Cash provided by investing activities of $343.1 million for the six months ended September 30, 2017 compared to cash used in investing activities of $9.4 million for the six months ended September 30, 2016, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the six months ended September 30, 2017, compared to cash used for investments in equity method investees in the six months ended September 30, 2016 (see Note 4 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows used in financing activities for the six months ended September 30, 2017 and 2016 were as follows:

	Six Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Debt - borrowings	$115.0	$454.0
Debt - repayments	(818.0)	(314.0)
Net proceeds from debt	(703.0)	140.0

Production loans - borrowings	169.7	152.3
Production loans - repayments	(251.6)	(373.7)
Net proceeds from production loans	(81.9)	(221.4)

Other financing activities	9.3	(56.9)
Net Cash Flows Used In Financing Activities	$(775.6)	$(138.3)
Cash flows used in financing activities of $775.6 million for the six months ended September 30, 2017 compared to cash flows used in financing activities of $138.3 million for the six months ended September 30, 2016. Cash flows used in financing activities for the six months ended September 30, 2017 primarily reflects cash used for debt repayments, including the early prepayment of $665.0 million in principal amount of the Term Loan B and required repayments on the Term Loan A and Term Loan B, and net production loan repayments of $81.9 million.
Cash flows used in financing activities for the three months ended September 30, 2016 primarily reflects net production loan repayments of $221.4 million, and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $27.3 million required on equity awards, offset by net borrowings under our previous senior revolving credit facility of $140.0 million.

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of September 30, 2017 and March 31, 2017 were as follows:

	Maturity Date	Principal Amounts Outstanding
		September 30,	March 31,
		2017	2017
		(Amounts in millions)
Revolving credit facility(1)	December 2021	$—	$—
Term Loan A(1)	December 2021	962.5	987.5
Term Loan B(1)	December 2023	925.0	1,600.0
5.875% Notes(2)	November 2024	520.0	520.0
Convertible senior subordinated notes(3)	April 2018	60.0	60.0
Capital lease obligations	Various	53.7	57.7
		$2,521.2	$3,225.2
 ______________________

(1)	Senior Credit Facilities:

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at September 30, 2017 there was $1.0 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at September 30, 2017. We are required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total revolving credit facility of $1.0 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement. The margin as of September 30, 2017 is 2.0% (effective interest rate of 3.23% as of September 30, 2017).

•
Term Loan B: Initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) (effective interest rate of 4.23% as of September 30, 2017).

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

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors, subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of September 30, 2017, we were in compliance with all applicable covenants.

(2)
The 5.875% Senior Notes contain a number of restrictions and covenants, and as of September 30, 2017, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(3)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share at September 30, 2017.

Debt Transactions

In addition to the quarterly required principal repayments, in the three and six months ended September 30, 2017, we made voluntary prepayments of $245.0 million and $665.0 million in principal amount of the Term Loan B, together with accrued and unpaid interest with respect to such principal amounts.

Production Loans
The amounts outstanding under our production loans as of September 30, 2017, and March 31, 2017 were as follows:

	September 30,	March 31,
	2017	2017
	(Amounts in millions)

Production loans(1)	$272.5	$353.8
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.52% to 4.27%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2017:

	Six Months Ended March 31,	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of September 30, 2017 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	25.0	55.0	77.5	100.0	705.0	—	962.5
Term Loan B	10.0	20.0	20.0	20.0	20.0	835.0	925.0
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	296.4	131.4	1.7	1.6	1.5	0.4	433.0
Principal amounts of convertible senior subordinated notes	—	60.0	—	—	—	—	60.0
Capital lease obligations	3.0	5.2	3.0	3.0	0.9	38.6	53.7
	334.4	271.6	102.2	124.6	727.4	1,394.0	2,954.2
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	517.9	433.3	207.3	140.0	55.7	17.4	1,371.6
Interest payments(3)	53.8	108.5	108.9	107.4	98.0	187.6	664.2
Operating lease commitments	9.3	19.2	20.7	26.0	22.2	32.3	129.7
Other contractual obligations	78.8	80.8	41.7	13.6	7.2	2.6	224.7
	659.8	641.8	378.6	287.0	183.1	239.9	2,390.2
Total future commitments under contractual obligations (4)(5)	$994.2	$913.4	$480.8	$411.6	$910.5	$1,633.9	$5,344.4
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

(4)
Not included in the amounts above is a $840.1 million dissenting shareholders' liability associated with the Starz Merger, which is not expected to be settled within the next year (see Note 2 to our unaudited condensed consolidated financial statements).

(5)
Not included in the amounts above are $97.2 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our unaudited condensed consolidated balance sheet and amounted to $193.1 million at September 30, 2017 (March 31, 2017 - $170.1 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at September 30, 2017 was $1.3 billion (March 31, 2017 - $1.4 billion).
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2017, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from September 30, 2017):

September 30, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£0.1	in exchange for	$0.1	£0.75
Hungarian Forint	HUF 2,851.5	in exchange for	$10.4	HUF 274.39
Euro	€2.0	in exchange for	$2.3	€0.87
Canadian Dollar	C$17.2	in exchange for	$13.6	C$1.26
Changes in the fair value representing a net unrealized fair value gain (loss) on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2017 were losses, net of tax, of $0.8 million and $0.1 million (2016 - $0.4 million and $3.0 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2017 were $0.2 million and $0.2 million, respectively (2016 - nil and $0.4 million) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is variable depending on certain net first lien leverage ratios, as defined in the Credit Agreement, and is currently a percentage per annum equal to 2.00% per annum plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.0 billion, based on the applicable LIBOR in effect as of September 30, 2017, each quarter point change in interest rates would result in a $4.9 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to 3.00% plus LIBOR. The LIBOR rate on the Term Loan B is subject to a floor of 0.75%. Assuming the Term Loan B outstanding balance and the applicable LIBOR in effect as of September 30, 2017, a quarter point change in interest rates would result in a $2.3 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.52% to 4.27% and applicable margins ranging from 2.0% over the one, two, or three-month LIBOR to 2.50% over the one, two, three or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.7 million in additional costs capitalized to the respective film or television asset.

At September 30, 2017, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $559.4 million, and an estimated fair value of $605.5 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $23.5 million and $17.2 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2017:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	September 30, 2017
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	25.0	55.0	77.5	100.0	705.0	—	962.5	952.9
Average Interest Rate	3.23%	3.23%	3.23%	3.23%	3.23%	—
Term Loan B(2)	10.0	20.0	20.0	20.0	20.0	835.0	925.0	930.8
Average Interest Rate	4.23%	4.23%	4.23%	4.23%	4.23%	4.23%
Production loans(3)	177.4	95.1	—	—	—	—	272.5	272.5
Average Interest Rate	4.11%	3.97%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	546.0
Average Interest Rate	—	—	—	—	—	5.88%
April 2013 1.25% Notes	—	60.0	—	—	—	—	60.0	59.5
Average Interest Rate	—	1.25%	—	—	—	—
	$212.4	$230.1	$97.5	$120.0	$725.0	$1,355.0	$2,740.0	$2,761.7
 ____________________

(1)
Revolving credit facility and Term Loan A expire on December 8, 2021 and initially bore interest at a rate per annum equal to LIBOR plus a margin of 2.5% (or an alternative base rate plus 1.50%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement. The margin as of September 30, 2017 is 2.0%.

(2)	Term Loan B maturing on December 8, 2023, and initially bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.52% to 4.27%.

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
As of September 30, 2017, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2017.
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

As of September 30, 2017, we and our subsidiaries have debt of $2,521.2 million (including capitalized lease obligations of $53.7 million) and production loan obligations of $272.5 million, approximately $2,213.7 million of which is secured (including production loan obligations of $272.5 million and capitalized lease obligations of $53.7 million). Our significant indebtedness could have adverse consequences on our business, such as:

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

In addition, we may incur additional indebtedness under the revolving facility of the Senior Credit Facilities. At September 30, 2017, we had no borrowings under the revolving facility, no letters of credit outstanding, and available unused revolving commitments of $1.0 billion. We could borrow some or the entire remaining permitted amount of the unused revolving commitments in the future. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

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

No common shares were purchased by us during the three months ended September 30, 2017.

Additionally, during the three months ended September 30, 2017, 36,389 Class A voting shares and 64,544 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2017, Wayne Levin resigned as the Company’s General Counsel and Chief Strategic Officer, effective November 14, 2017, for health and personal reasons. In connection with his resignation, Mr. Levin will enter into a separation and general release agreement with the Company that provides for him to receive severance benefits, consisting of a cash payment equal to 50% of his annual base salary for the remainder of the term of his employment agreement (i.e., through March 31, 2020), a prorated bonus for the Company’s 2018 fiscal year, and payment of his health insurance premiums through March 31, 2020. In addition, he will be entitled to accelerated vesting of the next installment of his outstanding equity awards granted by the Company that is scheduled to vest after his resignation date, and 50% acceleration of the vesting installment that follows such next vesting installment. The foregoing summary of Mr. Levin’s separation and general release agreement is qualified in its entirety by the provisions of the agreement, which is filed herewith as Exhibit 10.41 and incorporated herein by this reference.

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles of Lions Gate Entertainment Corp.
3.2(2)	Notice of Articles of Lions Gate Entertainment Corp.
10.37*(3)	Lions Gate Entertainment Corp. 2017 Performance Incentive Plan
10.38*x	Form of Restricted Share Unit Award Agreement
10.39*x	Form of Nonqualified Stock Option Agreement
10.40*x	Form of Incentive Stock Option Agreement
10.41*x	Separation and General Release Agreement effective as of November 14, 2017
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.
(2)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Amendment No. 1 to Current Report on Form 8-K/A, as filed on December 9, 2016.
(3)	Incorporated by reference as Exhibit 10.1 to Lions Gate’s Current Report on Form 8-K as filed on September 15, 2017.
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 9, 2017		Title:	Duly Authorized Officer and Chief Financial Officer