Form 10-Q
period 2017-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2018-02-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 5, 2018
Class A Voting Shares, no par value per share	81,884,161 shares
Class B Non-Voting Shares, no par value per share	128,891,690 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; litigation relating to the acquisition of Starz; impact of the Tax Cuts and Jobs Act; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 25, 2017, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$216.7	$321.9
Restricted cash	—	2.8
Accounts receivable, net	905.1	908.1
Program rights	215.6	261.7
Other current assets	216.2	195.9
Total current assets	1,553.6	1,690.4
Investment in films and television programs and program rights, net	1,685.9	1,729.5
Property and equipment, net	156.5	165.5
Investments	176.6	371.5
Intangible assets	1,964.9	2,046.7
Goodwill	2,740.8	2,700.5
Other assets	420.2	472.8
Deferred tax assets	44.2	20.0
Total assets	$8,742.7	$9,196.9
LIABILITIES
Accounts payable and accrued liabilities	$373.7	$573.0
Participations and residuals	534.6	514.9
Film obligations and production loans	331.2	367.2
Debt - short term portion	57.3	77.9
Deferred revenue	231.8	156.9
Total current liabilities	1,528.6	1,689.9
Debt	2,283.0	3,047.0
Participations and residuals	385.8	359.7
Film obligations and production loans	196.7	116.0
Other liabilities	49.0	50.3
Dissenting shareholders' liability	854.5	812.9
Deferred revenue	76.5	72.7
Deferred tax liabilities	209.4	440.2
Redeemable noncontrolling interest	98.5	93.8
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 81.8 shares issued (March 31, 2017 - 81.1 shares issued)	631.6	605.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 128.2 shares issued (March 31, 2017 - 126.4 shares issued)	1,993.9	1,914.1
Retained earnings	448.3	10.6
Accumulated other comprehensive loss	(13.7)	(16.0)
Total Lions Gate Entertainment Corp. shareholders' equity	3,060.1	2,514.4
Noncontrolling interests	0.6	—
Total equity	3,060.7	2,514.4
Total liabilities and equity	$8,742.7	$9,196.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Revenues	$1,142.7	$752.3	$3,088.8	$1,945.4
Expenses
Direct operating	650.1	429.1	1,726.6	1,182.3
Distribution and marketing	237.1	174.8	669.7	521.8
General and administration	114.2	88.6	337.4	233.4
Depreciation and amortization	39.7	13.2	119.0	23.1
Restructuring and other	21.4	54.0	35.8	72.4
Total expenses	1,062.5	759.7	2,888.5	2,033.0
Operating income (loss)	80.2	(7.4)	200.3	(87.6)
Interest expense
Interest expense	(31.9)	(27.4)	(105.7)	(58.5)
Interest on dissenting shareholders' liability	(14.4)	—	(41.6)	—
Total interest expense	(46.3)	(27.4)	(147.3)	(58.5)
Interest and other income	2.2	1.5	7.7	3.6
Loss on extinguishment of debt	(6.2)	(28.3)	(24.2)	(28.3)
Gain on sale of equity interest in EPIX	—	—	201.0	—
Gain on Starz investment	—	20.4	—	20.4
Impairment of long-term investments and other assets	(29.2)	—	(29.2)	—
Equity interests income (loss)	(13.8)	(1.5)	(34.8)	11.2
Income (loss) before income taxes	(13.1)	(42.7)	173.5	(139.2)
Income tax benefit	204.2	12.2	205.0	92.2
Net income (loss)	191.1	(30.5)	378.5	(47.0)
Less: Net (income) loss attributable to noncontrolling interests	1.9	(0.1)	3.8	0.2
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$193.0	$(30.6)	$382.3	$(46.8)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.92	$(0.19)	$1.84	$(0.31)
Diluted net income (loss) per common share	$0.87	$(0.19)	$1.74	$(0.31)

Weighted average number of common shares outstanding:
Basic	208.8	161.4	207.8	152.2
Diluted	221.6	161.4	219.7	152.2

Dividends declared per common share	$—	$—	$—	$0.09
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Net income (loss)	$191.1	$(30.5)	$378.5	$(47.0)
Foreign currency translation adjustments, net of tax	0.5	(2.3)	2.1	(7.8)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2.3)	32.4	0.8	55.3
Reclassification adjustment for gain on available-for-sale securities realized in net loss	—	(20.4)	—	(20.4)
Net unrealized loss on foreign exchange contracts, net of tax	(0.3)	(1.9)	(0.5)	(4.9)
Comprehensive income (loss)	189.0	(22.7)	380.9	(24.8)
Less: Comprehensive (income) loss attributable to noncontrolling interests	1.9	(0.1)	3.8	0.2
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$190.9	$(22.8)	$384.7	$(24.6)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	$10.6	$(16.0)	$2,514.4	$—	$2,514.4
Cumulative effect of accounting changes	—	—	—	—	60.8	—	60.8	—	60.8
Exercise of stock options	0.3	4.4	1.6	27.4	—	—	31.8	—	31.8
Share-based compensation, net	0.1	13.0	(0.1)	43.9	—	—	56.9	—	56.9
Issuance of common shares	0.3	8.5	0.3	8.5	—	—	17.0	—	17.0
Noncontrolling interests	—	—	—	—	—	—	—	4.7	4.7
Net income (loss)	—	—	—	—	382.3	—	382.3	(4.1)	378.2
Other comprehensive income	—	—	—	—	—	2.3	2.3	—	2.3
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(5.4)	—	(5.4)	—	(5.4)
Balance at December 31, 2017	81.8	$631.6	128.2	$1,993.9	$448.3	$(13.7)	$3,060.1	$0.6	$3,060.7
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Operating Activities:
Net income (loss)	$378.5	$(47.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119.0	23.1
Amortization of films and television programs and program rights	1,232.8	901.9
Interest on dissenting shareholders' liability	41.6	—
Amortization of debt discount and financing costs	11.0	8.1
Non-cash share-based compensation	74.5	74.4
Other non-cash items	5.7	3.8
Distribution from equity method investee	—	14.0
Gain on Starz investment	—	(20.4)
Loss on extinguishment of debt	24.2	28.3
Equity interests loss (income)	34.8	(11.2)
Gain on sale of equity interest in EPIX	(201.0)	—
Impairment of long-term investments and other assets	29.2	—
Deferred income tax benefit	(189.3)	(109.3)
Changes in operating assets and liabilities:
Restricted cash	2.8	0.1
Accounts receivable, net and other assets	48.6	52.9
Investment in films and television programs and program rights, net	(1,088.0)	(659.8)
Accounts payable and accrued liabilities	(220.4)	79.4
Participations and residuals	38.3	125.7
Film obligations	5.3	24.1
Deferred revenue	24.5	(72.4)
Net Cash Flows Provided By Operating Activities	372.1	415.7
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	393.7	—
Investment in equity method investees	(47.6)	(13.2)
Distributions from equity method investee	—	2.3
Business acquisitions, net of cash acquired of $18.7 and $73.5, respectively (see Note 2)	(1.8)	(1,057.5)
Capital expenditures	(28.4)	(15.8)
Net Cash Flows Provided By (Used In) Investing Activities	315.9	(1,084.2)
Financing Activities:
Debt - borrowings	161.6	3,910.8
Debt - repayments	(992.1)	(2,252.0)
Production loans - borrowings	299.5	230.7
Production loans - repayments	(267.2)	(623.4)
Dividends paid	—	(26.8)
Distributions to noncontrolling interest	(6.0)	(5.9)
Exercise of stock options	31.6	1.0
Tax withholding required on equity awards	(17.0)	(31.6)
Net Cash Flows Provided By (Used In) Financing Activities	(789.6)	1,202.8
Net Change In Cash And Cash Equivalents	(101.6)	534.3
Foreign Exchange Effects on Cash	(3.6)	2.7
Cash and Cash Equivalents - Beginning Of Period	321.9	57.7
Cash and Cash Equivalents - End Of Period	$216.7	$594.7

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Statement of Cash Flows Presentation: The new guidance requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholding obligation as a financing activity. The Company applied the change to the presentation of excess tax benefits as an operating activity on a retrospective basis; however, there was no impact to the statement of cash flows since there were no excess tax benefits in the consolidated statements of cash flows for the nine months ended December 31, 2016. The Company has historically presented cash paid for shares withheld to satisfy employee taxes as a financing activity in the consolidated statements of cash flows, and accordingly there was no impact from adopting this aspect of the standard.

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
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued guidance that will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, eliminating an exception under current U.S. GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. Upon adoption, the cumulative-effect of the new standard is to be recorded as an adjustment to retained earnings. The Company adopted this guidance, effective April 1, 2017, and as a result, the Company recorded a cumulative-effect adjustment of $6.5 million in retained earnings for the tax effects (net benefit) of intra-entity transfers. Under the new guidance, the consolidated tax benefit in the three and nine months ended December 31, 2017 was $0.2 million lower and $3.5 million lower, respectively, than would have been recorded under the previous guidance.
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
Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in November 2017. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.
The Company has made progress toward completing its assessment of the impact of adopting this new guidance, and the Company is finalizing its implementation plan. In addition, the Company is designing appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard.
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

2. Mergers and Acquisitions

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). The following table summarizes the components of the purchase consideration, inclusive of Lions Gate’s existing ownership of Starz common stock and Starz’s share-based equity awards outstanding as of December 8, 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Amounts in millions)
Market value, as of December 8, 2016, of Starz Series A and Series B common stock already owned by Lionsgate(1)		$179.3
Cash consideration paid to Starz stockholders
Starz Series A common stock at $18.00	$1,123.3
Starz Series B common stock at $7.26	52.8
		1,176.1
Fair value of Lionsgate voting and non-voting shares issued to Starz's stockholders
Starz Series A common stock at exchange ratio of 0.6784 Lionsgate non-voting shares	$1,088.0
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate voting shares	121.6
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate non-voting shares	118.1
		1,327.7
Replacement of Starz share-based payment awards(2)		186.5
Liability for dissenting shareholders		797.3
Total purchase consideration		$3,666.9
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Starz Merger, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. At any time within 60 days after the effective date of the merger, or February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares during that 60 day period. See Note 15 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of December 31, 2017, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $854.5 million that is included in dissenting shareholders' liability on the unaudited condensed consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.

Allocation of Purchase Consideration. The Company has made an allocation of the purchase price of Starz to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(Amounts in millions)
Cash and cash equivalents	$73.5
Accounts receivable	254.9
Investment in films and television programs and program rights	851.9
Property and equipment	121.4
Investments	12.1
Intangible assets	2,071.0
Other assets	139.9
Accounts payable and accrued liabilities	(143.1)
Corporate debt and capital lease obligations	(1,013.1)
Deferred tax liabilities	(713.6)
Other liabilities	(165.0)
Fair value of net assets acquired	1,489.9
Goodwill	2,177.0
Total purchase consideration	$3,666.9
Goodwill of $2.2 billion represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the increase in the combined company’s content creation capability and enhanced scale to its global distribution footprint across mobile, broadband, cable and satellite platforms. In addition, the acquisition goodwill arises from the opportunity for a broad range of new content partnerships and accelerates the growth of Lionsgate and Starz’s over-the-top (which primarily represent internet streaming services and which the Company refers to as “OTT”) services, as well as other anticipated revenue and cost synergies. The goodwill recorded as part of this acquisition is included in the Motion Pictures and Media Networks segment (see Note 5). The goodwill will not be amortized for financial reporting purposes. An insignificant portion of goodwill will be deductible for federal tax purposes.

Good Universe
On October 11, 2017, the Company purchased all of the membership interests in True North Media, LLC ("Good Universe"), a motion picture production and global sales company. The purchase price consisted of $20.4 million in cash paid at closing, and an additional $1.4 million in cash and 119,751 of the Company's Class B non-voting common shares to be paid and issued after one-year of the closing date. In addition, the Company assumed $23.6 million of corporate debt and production loans, of which $14.9 million was paid off shortly following the acquisition during the three months ended December 31, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase, with the results of operations, which were not material, of Good Universe included in the Company's consolidated results from October 12, 2017 through December 31, 2017. Based on a preliminary purchase price allocation, $29.0 million was allocated to goodwill, with the remainder primarily allocated to the fair values of investment in film and television programs, cash and cash equivalents, and other liabilities. The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of investment in film and television programs, tax and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. The goodwill recorded as part of this acquisition arises from the executive management personnel and their extensive experience and key relationships in the entertainment industry, and is included in the Motion Pictures segment (see Note 5). The goodwill will not be amortized for financial reporting purposes, but will be deductible for federal tax purposes.

3. Investment in Films and Television Programs and Program Rights

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$451.7	$610.5
Acquired libraries, net of accumulated amortization	3.2	2.3
Completed and not released	22.9	24.1
In progress	328.3	169.3
In development	29.1	29.7
	835.2	835.9
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	173.4	179.3
In progress	137.0	104.1
In development	11.3	7.3
	321.7	290.7
Media Networks Segment
Licensed program rights, net of accumulated amortization	460.7	526.9
Produced programming
Released, net of accumulated amortization	135.5	132.7
In progress	127.0	200.9
In development	21.4	4.1
	744.6	864.6
Investment in films and television programs and program rights, net	1,901.5	1,991.2
Less current portion of program rights	(215.6)	(261.7)
Non-current portion	$1,685.9	$1,729.5
During the three and nine months ended December 31, 2017 and 2016, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a discounted cash flows ("DCF") methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and nine months ended December 31, 2017, the Company recorded $24.2 million and $26.8 million, respectively, of fair value film write-downs (2016 - $2.3 million and $6.9 million, respectively).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investments
The carrying amounts of investments, by category, at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Equity method investments	$136.8	$322.9
Available-for-sale securities	9.2	8.0
Cost method investments	30.6	40.6
	$176.6	$371.5

Equity Method Investments:
The carrying amounts of equity method investments at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017
Equity Method Investee	Ownership Percentage	December 31, 2017	March 31, 2017
		(Amounts in millions)
EPIX(1)	n/a(1)	$—	$188.8
Pop	50.0%	96.4	96.8
Other	Various	40.4	37.3
		$136.8	$322.9
________________

(1)	In May 2017, the Company sold all of its 31.15% equity interest in EPIX to MGM (see further details below).
Equity interests in equity method investments for the three and nine months ended December 31, 2017 and 2016 were as follows (income (loss)):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Equity Method Investee	2017	2016	2017	2016
	(Amounts in millions)
EPIX	$—	$5.3	$4.0	$21.3
Pop	(1.4)	(2.6)	(3.9)	(4.6)
Other	(12.4)	(4.2)	(34.9)	(5.5)
	$(13.8)	$(1.5)	$(34.8)	$11.2
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
On May 11, 2017, pursuant to the Membership Interest Purchase Agreement dated April 5, 2017 (the “Purchase Agreement”), Lionsgate, Viacom and Paramount, each completed the sale to MGM of 100% of their respective equity interests in EPIX. Lions Gate's 31.15% equity interest in EPIX represented approximately $397.2 million of the sale, of which $23.4 million was paid to Lions Gate between the signing of the Purchase Agreement and the closing of the sale as a member distribution, and $373.8 million was paid upon closing. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected as a gain on sale of equity interest in EPIX in the consolidated statement of income for the nine months ended December 31, 2017. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017, and for the three and nine months ended December 31, 2016 and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

	Period from	Three Months Ended	Nine Months Ended
	April 1, 2017 to
	May 11, 2017 (date of sale)	December 31, 2016	December 31, 2016
	(Amounts in millions)
Revenues	$44.8	$101.5	$298.3
Expenses:
Operating expenses	32.3	73.2	193.5
Selling, general and administrative expenses	2.4	5.3	18.2
Operating income	10.1	23.0	86.6
Interest and other expense	—	(0.1)	(0.3)
Net income	$10.1	$22.9	$86.3
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1	$22.9	$86.3
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	3.1	7.1	26.9
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)	(3.7)	(10.4)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0	1.9	4.8
Total equity interest income recorded	$4.0	$5.3	$21.3
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

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
Other Equity Method Investments
Defy Media. In June 2007, the Company acquired an interest in Break Media, a multi-platform digital media company and a leader in male-targeted content creation and distribution. In October 2013, Break Media merged with Alloy Digital to create Defy Media. The Company's effective economic interest in Defy Media through its investment in Break Media and its direct investment in Defy Media is approximately 11%. The carrying value of this investment has been reduced to zero as of December 31, 2017.

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
Laugh Out Loud. In March 2016, the Company entered into a partnership with Kevin Hart and Hartbeat Digital to launch a new streaming video service, Laugh Out Loud. The streaming video service launched in August 2017. The new service will serve as the exclusive home for all content created by Kevin Hart outside his theatrical and live touring activities and will include original series starring Kevin Hart. Laugh Out Loud will also showcase content curated by Kevin Hart along with shows featuring social media stars and up and coming comedians. The Company owns a 50% interest in Laugh Out Loud.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities were as set forth below:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Cost basis	$2.6	$2.6
Gross unrealized gain	6.6	5.4
Fair value	$9.2	$8.0
Next Games. At December 31, 2017 and March 31, 2017, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. Next Games is traded on the Nasdaq First North Finland marketplace maintained by Nasdaq Helsinki Ltd, and the Company classifies its investment in Next Games within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8).

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. The Company owns an approximately 14% economic interest in Telltale.

Impairment of Long-Term Investment and Other Assets:
The Company’s investments consist of (i) investments accounted for using the equity method of accounting, (ii) investments carried at fair value, including available-for-sale securities, and (iii) investments accounted for using the cost method of accounting. The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings that is included in Impairment of long-term investments and other assets. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
For investments accounted for using the cost or equity method of accounting, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.
During the three and nine months ended December 31, 2017, the Company recognized $29.2 million of other-than-temporary impairments on its investments and notes receivable (included in other assets, see Note 18), which were written down to their estimated fair value. The impairment charges are included in the "impairment of long-term investments and other assets" line in the unaudited condensed consolidated statements of income.

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2017	$361.9	$240.4	$2,098.2	$2,700.5
Measurement period adjustments for Starz Merger(1)	2.8	—	8.5	11.3
Business acquisitions (see Note 2)	29.0	—	—	29.0
Balance as of December 31, 2017	$393.7	$240.4	$2,106.7	$2,740.8
______________________

(1)
Measurement period adjustments for the Starz Merger include (i) an increase to other assets of $10.7 million; (ii) an increase to accounts payable and accrued liabilities of $12.2 million; (iii) a decrease to deferred tax liabilities of $4.9 million; and (iv) an increase to other liabilities assumed of $14.7 million. These adjustments resulted in a net decrease of $11.3 million of the fair value of net assets acquired and an increase of $11.3 million to goodwill.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	950.0	987.5
Term Loan B-1/ Term Loan B(1)	825.0	1,600.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,295.0	3,107.5
Convertible senior subordinated notes(2)	60.0	60.0
Capital lease obligations	52.1	57.7
Total debt	2,407.1	3,225.2
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(66.8)	(100.3)
Total debt, net	2,340.3	3,124.9
Less current portion	(57.3)	(77.9)
Non-current portion of debt	$2,283.0	$3,047.0
_____________________

(1)	As of March 31, 2017, amounts were outstanding under the previous Term Loan B facility, as defined below.

(2)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share of each Class A voting shares and Class B non-voting shares at December 31, 2017.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B-1/Term Loan B)

Issuance. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement"), providing for (i) a $1.0 billion five-year revolving credit facility (the "Revolving Credit Facility"), (ii) a $1.0 billion five-year term loan A facility (the "Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Term Loan B"). The Term Loan B facility was issued at 99.5%.

Term Loan B Refinancing. As of December 11, 2017, $925.0 million of principal under the Term Loan B remained outstanding, and, in order to reduce the interest rate on the Term Loan B, the Company entered into an Amendment No. 1 (the "Repricing Amendment") to the Credit Agreement (as amended by the Repricing Amendment, the "Amended Credit Agreement"). In connection with the Repricing Amendment, the Company prepaid $25.0 million of principal outstanding under the Term Loan B and repriced the remaining $900.0 million of principal outstanding through the incurrence of a new six-year term loan B-1 facility in aggregate principal amount of $900.0 million (the "Term Loan B-1" and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"). The Term Loan B-1 bears interest, at the Company's option, at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin. In each case, the applicable margin under the Term Loan B-1 is 0.75% per annum less than the applicable margin under the previously outstanding Term Loan B. No further regular amortization is required with respect to the Term Loan B-1 facility. The restrictive covenants, maturity dates and events of default in the Amended Credit Agreement are unchanged from the provisions in the Credit Agreement.

In accounting for the prepayment of the Term Loan B and the issuance of the new Term Loan B-1, a portion of the prepayment and issuance was considered a modification of terms with creditors who participated in both the prepaid debt and the new issuance, and a portion was considered a debt extinguishment. The previously incurred unamortized deferred financing costs and debt discount on the prepaid debt will be amortized over the life of the new issuance, to the extent the prepayment and issuance was considered a modification of terms, and expensed as a loss on extinguishment of debt to the extent considered an extinguishment. The new debt issuances associated with existing creditors whose prior Term Loan B loans were prepaid were considered a modification of terms and therefore the new issuance costs associated with such

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuances were expensed as a loss on extinguishment of debt. All costs and expenses associated with new creditors are capitalized and amortized over the life of the new issuance. Debt issuance costs and debt discount are amortized using the effective interest method.

The table below sets forth the applicable costs associated with the refinancing of the Term Loan B:

	Total	Amortize Over Life of Term Loan B-1	Loss on Extinguishment of Debt
Term Loan B Refinancing:	(Amounts in millions)
Previously incurred unamortized discount and debt issuance costs of Term Loan B	$23.8	$20.9	$2.9
New costs incurred to issue the Term Loan B-1	1.6	0.1	1.5
Total	$25.4	$21.0	$4.4

Other Voluntary Prepayments. In addition to the prepayments in connection with the Repricing Amendment described above, during the three and nine months ended December 31, 2017, the Company made other voluntary prepayments totaling $75.0 million and $740.0 million, respectively, in principal outstanding under the Term Loan B-1/Term Loan B, together with accrued and unpaid interest with respect to such principal amounts. In connection with these prepayments, the Company recorded a loss on extinguishment of debt in the three and nine months ended December 31, 2017 amounting to $1.8 million and $19.8 million, respectively associated with the write-off of deferred financing costs.

The following table sets forth the loss on extinguishment of debt recorded in the three and nine months ended December 31, 2017:

	Three Months Ended	Nine Months Ended
	December 31, 2017
	(Amounts in millions)
Loss on Extinguishment of Debt
Term Loan B refinancing	$4.4	$4.4
Other voluntary prepayments of Term Loan B/Term Loan B-1	1.8	19.8
	$6.2	$24.2

Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at December 31, 2017 there was $1.0 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2017. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.0 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: December 8, 2021.
•Term Loan B-1: December 8, 2023.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%) margin. The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Amended Credit Agreement. The margin as of December 31, 2017 is 2.0% (effective interest rate of 3.56% as of December 31, 2017).

•
Term Loan B-1: As of December 11, 2017, pursuant to the Amended Credit Agreement described above, the Term Loan B-1 bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin (effective interest rate of 3.81% as of December 31, 2017). The previous

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan B bore interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 3.00% (or an alternative base rate plus 2.00%) margin.
Required Principal Payments:

•
Term Loan A: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at quarterly rates of 1.25% for the first and second years, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•
Term Loan B-1: As of December 11, 2017, pursuant to the Amended Credit Agreement described above and due to voluntary prepayments that were made on the Term Loan B, there are no further required principal payments under the Term Loan B-1 facility. The previous Term Loan B required quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at a quarterly rate of 0.25%, with the balance payable at maturity.

The Term Loan A and Term Loan B-1 also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B-1 is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Amended Credit Agreement.
Optional Prepayment:

•	Revolving Credit Facility & Term Loan A: The Company may voluntarily prepay the Revolving Credit Facility and Term Loan A at any time without premium or penalty.

•
Term Loan B-1: The Company may voluntarily prepay the Term Loan B-1 at any time, provided that if prepaid in connection with a Repricing Transaction (as defined in the Amended Credit Agreement) on or before six months after December 11, 2017, the Company shall pay to lenders a prepayment premium of 1.0% of the loans prepaid.

Security. The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Amended Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Amended Credit Agreement), subject to certain exceptions.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2017, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Amended Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2017, the Company was in compliance with all applicable covenants.
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

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Interest expense
Cash interest	$28.3	$24.0	$94.7	$50.4
Amortization of debt discount and financing costs	3.6	3.4	11.0	8.1
	31.9	27.4	105.7	58.5
Interest on dissenting shareholders' liability (see Note 2)	14.4	—	41.6	—
Total interest expense	$46.3	$27.4	$147.3	$58.5

7. Film Obligations and Production Loans

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Film obligations	$129.9	$129.9
Production loans	398.4	353.8
Total film obligations and production loans	528.3	483.7
Unamortized debt issuance costs	(0.4)	(0.5)
Total film obligations and production loans, net	527.9	483.2
Less current portion	(331.2)	(367.2)
Total non-current film obligations and production loans	$196.7	$116.0

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
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.85% to 4.60%.

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

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are not required to be measured at fair value on a recurring basis include the Company’s convertible senior subordinated notes, production loans, 5.875% Senior Notes, Term Loan A and Term Loan B-1, which are priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2017 and March 31, 2017:

	December 31, 2017			March 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4):
Investment in Next Games	$9.2	$—	$9.2	$8.0	$—	$8.0

Forward exchange contracts (see Note 17)	—	1.0	1.0	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 17)	—	(1.7)	(1.7)	—	(0.5)	(0.5)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$96.4	$122.1	$96.8	$122.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	928.1	957.7	961.8	983.8
Term Loan B-1/ Term Loan B(1)	806.1	826.0	1,554.7	1,610.0
5.875% Senior Notes	500.0	549.3	498.3	542.1
April 2013 1.25% Notes	60.0	59.6	60.0	58.5
Production loans	397.9	398.4	353.3	353.8
	$2,692.1	$2,791.0	$3,428.1	$3,548.2
__________________

(1)	As of March 31, 2017, amounts were outstanding under the previous Term Loan B facility (see Note 6).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at December 31, 2017 and March 31, 2017.

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Beginning balance	$93.8	$90.5
Net income (loss) attributable to noncontrolling interest	0.3	(0.2)
Noncontrolling interest discount accretion	4.5	3.8
Adjustments to redemption value	5.4	6.1
Cash distributions	(5.5)	(5.9)
Ending balance	$98.5	94.3

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

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2017 and 2016 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$193.0	$(30.6)	$382.3	$(46.8)
Denominator:
Weighted average common shares outstanding(1)	208.8	161.4	207.8	152.2
Basic net income (loss) per common share	$0.92	$(0.19)	$1.84	$(0.31)
___________________

(1)
The weighted average common shares outstanding for the three months ended December 31, 2017 do not include the equity portion of the merger consideration related to the dissenting Starz shareholders as discussed in Note 2 and Note 15.

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2017 and 2016 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$193.0	$(30.6)	$382.3	$(46.8)
Add:
Interest on convertible notes, net of tax	0.1	—	0.4	—
Numerator for diluted net income (loss) per common share	$193.1	$(30.6)	$382.7	$(46.8)

Denominator:
Weighted average common shares outstanding	208.8	161.4	207.8	152.2
Effect of dilutive securities:
Conversion of notes	2.1	—	2.1	—
Share purchase options	8.4	—	7.5	—
Restricted share units and restricted stock	0.7	—	0.7	—
Contingently issuable shares	1.6	—	1.6	—
Adjusted weighted average common shares outstanding	221.6	161.4	219.7	152.2
Diluted net income (loss) per common share	$0.87	$(0.19)	$1.74	$(0.31)

For the three and nine months ended December 31, 2017 and 2016, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	6.2	—	6.1
Share purchase options	8.7	2.7	12.0	2.3
Restricted share units	0.2	0.2	0.2	0.1
Other issuable shares	1.1	5.0	1.2	1.7
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	10.0	14.1	13.4	10.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2017 and March 31, 2017. The table below outlines common shares reserved for future issuance:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	33.3	33.4
Restricted stock and restricted share units — unvested	2.6	2.7
Common shares available for future issuance under Lionsgate plan(1)	10.0	0.8
Common shares available for future issuance under Starz plan	—	11.8
Shares issuable upon conversion of April 2013 1.25% Notes	2.1	2.1
Shares reserved for future issuance	48.0	50.8
____________________

(1)
As of December 31, 2017, amounts represent common shares reserved for issuance under the Company's current 2017 Performance Incentive Plan. As of March 31, 2017, amounts represent common shares reserved for issuance under the Company's former 2012 Performance Incentive Plan. See below for further information.

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

The types of awards that may be granted under the 2017 Plan include stock options, SARs, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in Common Shares or units of Common Shares, as well as certain cash bonus awards.

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2017, and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Compensation Expense:
Stock options	$11.3	$12.7	$35.3	$28.9
Restricted share units and other share-based compensation	11.2	8.8	31.5	21.1
Share appreciation rights	1.7	—	4.8	—
	24.2	21.5	71.6	50.0
Immediately vested restricted share units issued under annual bonus program(1)	—	6.7	—	22.0
Impact of accelerated vesting on equity awards(2)	2.9	—	2.9	2.4
Total share-based compensation expense	$27.1	$28.2	$74.5	$74.4

Tax impact(3)	(8.8)	(10.0)	(24.5)	(26.0)
Reduction in net income	$18.3	$18.2	$50.0	$48.4
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of our annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(3)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.6	$—	$1.0	$—
Distribution and marketing	0.3	—	0.7	—
General and administration	23.3	28.2	69.9	72.0
Restructuring and other	2.9	—	2.9	2.4
	$27.1	$28.2	$74.5	$74.4

The following table sets forth the stock option, equity-settled SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2017:

	Stock Options and Equity-Settled SARs				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2017	9,089,915	$26.67	24,301,704	$19.63	519,148	$27.85	2,258,006	$26.07
Granted	423,667	$31.32	1,840,653	$28.49	106,767	$29.04	975,874	$29.31
Options exercised or restricted stock or RSUs vested	(515,337)	$19.17	(1,599,362)	$17.14	(346,171)	$28.03	(857,681)	$26.60
Forfeited or expired	(12,842)	$34.95	(272,706)	$24.90	(9,566)	$32.11	(167,903)	$26.10
Outstanding at December 31, 2017	8,985,403	$27.30	24,270,289	$20.41	270,178	$27.95	2,208,296	$27.30

The Company recognized excess tax benefits of $2.3 million associated with its equity awards in its tax benefit during the nine months ended December 31, 2017 (2016 - none).

(c) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz Merger (December 8, 2016), Lionsgate has agreed to issue to the customer three $16.67 million annual installments of equity (or cash at Lionsgate's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the three months ended December 31, 2017, Lionsgate issued to the customer 266,667 Class A voting shares valued at $8.3 million and 278,334 Class B non-voting shares valued at $8.3 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ending March 31, 2018, and 21% for subsequent fiscal years.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. The Company is currently in the process of evaluating the full impact of the Tax Act on its financial statements and has not completed this evaluation. The Company has reported provisional amounts reflecting reasonable estimates of the impact of the Tax Act, including a $165.0 million income tax benefit related to the impact of the corporate income tax rate reduction on the Company's net deferred tax liabilities. The Company has also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared, and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.
For the quarters ended December 31, 2017 and 2016, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2018 and 2017, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, consistent with prior quarters, the Company computed its tax provision (benefit) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings.
The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. In addition, the Company recorded a significant income tax benefit for the quarter ended December 31, 2017 due to the U.S. federal corporate income tax rate reduction (discussed above).
The Company's income tax provision (benefit) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three and nine months ended December 31, 2017 and 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$9.1	$21.6	$10.1	$23.6
Accelerated vesting on equity awards (see Note 11)	2.9	—	2.9	2.4
Total severance costs	12.0	21.6	13.0	26.0
Transaction and related costs(2)	1.0	32.4	14.4	46.4
Development expense(3)	8.4	—	8.4	—
	$21.4	$54.0	$35.8	$72.4
_______________________

(1)
Severance costs in the three and nine months ended December 31, 2017 were primarily related to the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and additional workforce reductions in connection with the Starz Merger (see Note 2). Severance costs in the three and nine months ended December 31, 2016 were primarily related to workforce reductions for redundancies in connection with the Starz Merger. As of December 31, 2017, the remaining severance liability was approximately $14.8 million, which is expected to be paid in the next 12 months.

(2)
Transaction and related costs in the three and nine months ended December 31, 2017 and 2016 reflect transaction, integration and legal costs associated with certain strategic transactions, including the Starz Merger (see Note 2) and the sale of EPIX (see Note 4). These costs include the legal fees associated with the class action lawsuits and certain other legal matters.

(3)
Development expense in the three and nine months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the quarter.

14. Segment Information
The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker.
The Company has three reportable business segments: (1) Motion Pictures, (2) Television Production and (3) Media Networks (which was not a reportable segment prior to the quarter ended December 31, 2016).
Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. As a result of the Starz Merger (see Note 2), beginning December 8, 2016, the Motion Pictures segment includes Starz's third-party distribution business.
Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming.
Media Networks (which was not a reportable segment prior to the quarter ended December 31, 2016) consists of (i) Starz Networks, which includes the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies, and online video providers, and on an over-the-top ("OTT") basis (ii) Content and Other, which includes the licensing of the Media Networks' original series programming to digital media platforms, international television networks, home entertainment and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other ancillary markets and (iii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its subscription video-on-demand ("SVOD") platforms which were moved under the Media Networks segment in connection with the Starz Merger.
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

Segment information by business unit is presented in the table below. The Media Networks segment was not previously a reportable segment prior to the quarter ended December 31, 2016, and reflects Starz Networks and Content and Other from the date of acquisition of Starz (December 8, 2016), and the Lionsgate direct to consumer streaming services on SVOD platforms for the historical periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Segment revenues
Motion Pictures	$539.1	$440.4	$1,397.0	$1,266.5
Television Production	227.3	228.6	552.8	595.0
Media Networks	382.9	85.2	1,166.8	85.8
Intersegment eliminations	(6.6)	(1.9)	(27.8)	(1.9)
	$1,142.7	$752.3	$3,088.8	$1,945.4
Intersegment revenues
Motion Pictures	$2.3	$1.4	$8.4	$1.4
Television Production	3.7	0.1	18.5	0.1
Media Networks	0.6	0.4	0.9	0.4
	$6.6	$1.9	$27.8	$1.9
Gross contribution
Motion Pictures	$82.1	$79.2	$230.9	$154.8
Television Production	31.3	32.3	72.4	69.6
Media Networks	153.7	40.5	429.7	28.2
Intersegment eliminations	(0.3)	(0.4)	(2.3)	(0.4)
	$266.8	$151.6	$730.7	$252.2
Segment general and administration
Motion Pictures	$27.8	$25.4	$81.1	$74.5
Television Production	8.6	6.7	28.3	22.7
Media Networks	25.4	8.4	75.5	14.3
	$61.8	$40.5	$184.9	$111.5
Segment profit
Motion Pictures	$54.3	$53.8	$149.8	$80.3
Television Production	22.7	25.6	44.1	46.9
Media Networks	128.3	32.1	354.2	13.9
Intersegment eliminations	(0.3)	(0.4)	(2.3)	(0.4)
	$205.0	$111.1	$545.8	$140.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit is defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. Segment direct operating expenses, distribution and marketing expenses and general and administrative expenses exclude share-based compensation, other than annual bonuses granted in stock, and include annual bonuses paid in cash. Segment profit excludes purchase accounting and related adjustments.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Company’s total segment profit	$205.0	$111.1	$545.8	$140.7
Corporate general and administrative expenses	(27.4)	(25.3)	(78.1)	(68.1)
Adjusted depreciation and amortization(1)	(9.8)	(4.8)	(29.2)	(13.1)
Restructuring and other(2)	(21.4)	(54.0)	(35.8)	(72.4)
Adjusted share-based compensation expense(3)	(24.2)	(21.5)	(71.6)	(50.0)
Purchase accounting and related adjustments(4)	(42.0)	(12.9)	(130.8)	(24.7)
Operating income (loss)	80.2	(7.4)	200.3	(87.6)
Interest expense	(46.3)	(27.4)	(147.3)	(58.5)
Interest and other income	2.2	1.5	7.7	3.6
Loss on extinguishment of debt	(6.2)	(28.3)	(24.2)	(28.3)
Gain on sale of equity interest in EPIX	—	—	201.0	—
Gain on Starz investment	—	20.4	—	20.4
Impairment of long-term investments and other assets	(29.2)	—	(29.2)	—
Equity interests income (loss)	(13.8)	(1.5)	(34.8)	11.2
Income (loss) before income taxes	$(13.1)	$(42.7)	$173.5	$(139.2)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Depreciation and amortization	$39.7	$13.2	$119.0	$23.1
Less: Amount included in purchase accounting and related adjustments	(29.9)	(8.4)	(89.8)	(10.0)
Adjusted depreciation and amortization	$9.8	$4.8	$29.2	$13.1

(2)	Restructuring and other includes restructuring and severance costs, certain transaction related costs, and certain unusual items, when applicable (see Note 13).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Total share-based compensation expense	$27.1	$28.2	$74.5	$74.4
Less:
Bonus related share-based compensation included in segment and corporate general and administrative expense(i)	—	(6.7)	—	(22.0)
Amount included in restructuring and other(ii)	(2.9)	—	(2.9)	(2.4)
Adjusted share-based compensation	$24.2	$21.5	$71.6	$50.0
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

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to certain assets acquired in the acquisition of Starz, Pilgrim Media Group and Good Universe. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$10.4	$3.2	$36.5	$10.9
General and administrative expense	1.7	1.3	4.5	3.8
Depreciation and amortization	29.9	8.4	89.8	10.0
	$42.0	$12.9	$130.8	$24.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$109.3	$87.4	$218.0	$196.6
Home Entertainment	185.3	167.0	584.9	467.4
Television	85.4	91.3	217.2	213.9
International	134.4	90.2	336.9	372.3
Other	24.7	4.5	40.0	16.3
Total Motion Pictures revenues	$539.1	$440.4	1,397.0	1,266.5
Television Production
Domestic Television	$173.9	$173.5	436.4	480.8
International	32.2	31.3	84.5	75.1
Home Entertainment	20.2	23.3	26.8	33.4
Other	1.0	0.5	5.1	5.7
Total Television Production revenues	$227.3	$228.6	552.8	595.0
Media Networks
Starz Networks	$351.8	$82.8	1,053.7	82.8
Content and Other	29.4	1.4	109.0	1.4
Streaming Services	1.7	1.0	4.1	1.6
Total Media Networks revenues	$382.9	$85.2	1,166.8	85.8
Intersegment eliminations	(6.6)	(1.9)	(27.8)	(1.9)
Total revenues	$1,142.7	$752.3	$3,088.8	$1,945.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$61.8	$40.5	$184.9	$111.5
Corporate general and administrative expenses	27.4	25.3	78.1	68.1
Share-based compensation expense included in general and administrative expense(1)	23.3	21.5	69.9	50.0
Purchase accounting and related adjustments	1.7	1.3	4.5	3.8
	$114.2	$88.6	$337.4	$233.4
______________

(1)
Excludes immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are, when granted, included in segment or corporate general and administrative expense.

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Assets
Motion Pictures	$1,765.9	$1,802.3
Television Production	1,159.0	1,142.8
Media Networks	5,283.5	5,443.9
Other unallocated assets(1)	534.3	807.9
	$8,742.7	$9,196.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

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

The following tables present condensed consolidating financial information as of December 31, 2017 and March 31, 2017, and for the nine months ended December 31, 2017 and 2016 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$3.2	$64.6	$148.9	$—	$216.7
Restricted cash	—	—	—	—	—
Accounts receivable, net	0.3	4.0	900.8	—	905.1
Program rights	—	—	215.6	—	215.6
Other current assets	0.5	23.2	196.8	(4.3)	216.2
Total current assets	4.0	91.8	1,462.1	(4.3)	1,553.6
Investment in films and television programs and program rights, net	—	7.3	1,678.6	—	1,685.9
Property and equipment, net	—	36.2	120.3	—	156.5
Investments	30.1	28.9	117.6	—	176.6
Intangible assets	—	—	1,964.9	—	1,964.9
Goodwill	10.2	—	2,730.6	—	2,740.8
Other assets	—	20.2	400.0	—	420.2
Deferred tax assets	42.9	263.4	1.3	(263.4)	44.2
Subsidiary investments and advances	5,207.6	2,193.0	6,244.7	(13,645.3)	—
	$5,294.8	$2,640.8	$14,720.1	$(13,913.0)	$8,742.7
Liabilities and Equity (Deficiency)
Accounts payable and accrued liabilities	14.7	60.2	298.8	—	373.7
Participations and residuals	—	3.5	531.1	—	534.6
Film obligations and production loans	—	—	331.2	—	331.2
Debt - short term portion	50.0	—	7.3	—	57.3
Deferred revenue	—	1.7	230.1	—	231.8
Total current liabilities	64.7	65.4	1,398.5	—	1,528.6
Debt	2,169.2	55.7	58.1	—	2,283.0
Participations and residuals	—	—	385.8	—	385.8
Film obligations and production loans	—	—	196.7	—	196.7
Other liabilities	—	—	49.0	—	49.0
Dissenting shareholders liability	—	—	854.5	—	854.5
Deferred revenue	—	—	76.5	—	76.5
Deferred tax liabilities	—	—	472.8	(263.4)	209.4
Intercompany payable	—	2,810.2	4,089.1	(6,899.3)	—
Redeemable noncontrolling interest	—	—	98.5	—	98.5
Total equity (deficiency)	3,060.9	(290.5)	7,040.6	(6,750.3)	3,060.7
	$5,294.8	$2,640.8	$14,720.1	$(13,913.0)	$8,742.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$4.9	$3,083.9	$—	$3,088.8
EXPENSES:
Direct operating	—	—	1,726.6	—	1,726.6
Distribution and marketing	—	0.7	669.0	—	669.7
General and administration	1.8	129.6	207.2	(1.2)	337.4
Depreciation and amortization	—	7.9	111.1	—	119.0
Restructuring and other	2.0	19.0	14.8	—	35.8
Total expenses	3.8	157.2	2,728.7	(1.2)	2,888.5
OPERATING INCOME (LOSS)	(3.8)	(152.3)	355.2	1.2	200.3
Interest expense	(98.7)	(164.8)	(339.2)	455.4	(147.3)
Interest and other income	321.0	—	141.6	(454.9)	7.7
Loss on extinguishment of debt	(22.9)	(1.3)	—	—	(24.2)
Gain on sale of equity interest in EPIX	—	—	201.0	—	201.0
Impairment of long-term investments and other assets	(10.0)	—	(19.2)	—	(29.2)
Equity interests income (loss)	173.4	536.4	(18.3)	(726.3)	(34.8)
INCOME (LOSS) BEFORE INCOME TAXES	359.0	218.0	321.1	(724.6)	173.5
Income tax benefit (provision)	23.1	(192.2)	190.8	183.3	205.0
NET INCOME (LOSS)	382.1	25.8	511.9	(541.3)	378.5
Less: Net (income) loss attributable to noncontrolling interests	—	—	4.1	(0.3)	3.8
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$382.1	$25.8	$516.0	$(541.6)	$382.3

	Nine Months Ended
	December 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$382.1	$25.8	$511.9	$(541.3)	$378.5
Foreign currency translation adjustments, net of tax	2.1	1.7	0.8	(2.5)	2.1
Net unrealized gain (loss) on available-for-sale securities, net of tax	0.8	1.2	(0.5)	(0.7)	0.8
Net unrealized loss on foreign exchange contracts, net of tax	(0.5)	—	(0.5)	0.5	(0.5)
COMPREHENSIVE INCOME (LOSS)	384.5	28.7	511.7	(544.0)	380.9
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	—	4.1	(0.3)	3.8
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$384.5	$28.7	$515.8	$(544.3)	$384.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$787.4	$(63.2)	$(352.1)	$—	$372.1
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	393.7	—	393.7
Investment in equity method investees	—	(25.1)	(22.5)	—	(47.6)
Business acquisitions, net of cash acquired of $18.7	—	—	(1.8)	—	(1.8)
Capital expenditures	—	(7.7)	(20.7)	—	(28.4)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(32.8)	348.7	—	315.9
FINANCING ACTIVITIES:
Debt - borrowings	161.6	—	—	—	161.6
Debt - repayments	(975.5)	—	(16.6)	—	(992.1)
Production loans - borrowings	—	—	299.5	—	299.5
Production loans - repayments	—	—	(267.2)	—	(267.2)
Distributions to noncontrolling interest	—	—	(6.0)	—	(6.0)
Exercise of stock options	31.6	—	—	—	31.6
Tax withholding required on equity awards	(17.0)	—	—	—	(17.0)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(799.3)	—	9.7	—	(789.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11.9)	(96.0)	6.3	—	(101.6)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(3.6)	—	(3.6)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	15.1	160.6	146.2	—	321.9
CASH AND CASH EQUIVALENTS — END OF PERIOD	$3.2	$64.6	$148.9	$—	$216.7

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$11.9	$1,933.5	$—	$1,945.4
EXPENSES:
Direct operating	—	1.8	1,180.5	—	1,182.3
Distribution and marketing	—	0.6	521.2	—	521.8
General and administration	1.4	96.9	136.0	(0.9)	233.4
Depreciation and amortization	—	8.3	14.8	—	23.1
Restructuring and other	2.3	62.5	7.6	—	72.4
Total expenses	3.7	170.1	1,860.1	(0.9)	2,033.0
OPERATING INCOME (LOSS)	(3.7)	(158.2)	73.4	0.9	(87.6)
Interest expense	(45.7)	(170.8)	(149.8)	307.8	(58.5)
Interest and other income	173.4	—	137.6	(307.4)	3.6
Loss on extinguishment of debt	(21.9)	(3.3)	(3.1)	—	(28.3)
Gain on Starz investment	20.4	—	—	—	20.4
Equity interests income (loss)	(159.3)	67.0	15.6	87.9	11.2
INCOME (LOSS) BEFORE INCOME TAXES	(36.8)	(265.3)	73.7	89.2	(139.2)
Income tax benefit (provision)	(10.0)	106.2	(32.3)	28.3	92.2
NET INCOME (LOSS)	(46.8)	(159.1)	41.4	117.5	(47.0)
Less: Net loss attributable to noncontrolling interests	—	—	—	0.2	0.2
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(46.8)	$(159.1)	$41.4	$117.7	$(46.8)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$(46.8)	$(159.1)	$41.4	$117.5	$(47.0)
Foreign currency translation adjustments, net of tax	(7.8)	(13.6)	(9.9)	23.5	(7.8)
Net unrealized gain (loss) on available-for-sale securities, net of tax	55.3	—	55.3	(55.3)	55.3
Reclassification adjustment for gain on available-for-sale securities realized in net loss	(20.4)	—	(20.4)	20.4	(20.4)
Net unrealized loss on foreign exchange contracts, net of tax	(4.9)	—	(4.9)	4.9	(4.9)
COMPREHENSIVE INCOME (LOSS)	$(24.6)	$(172.7)	$61.5	$111.0	$(24.8)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	0.2	0.2
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(24.6)	$(172.7)	$61.5	$111.2	$(24.6)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,542.5)	$65.6	$2,892.6	$—	$415.7
INVESTING ACTIVITIES:
Investment in equity method investees	—	(1.0)	(12.2)	—	(13.2)
Distributions from equity method investee	—	—	2.3	—	2.3
Business acquisitions, net of cash acquired of $73.5	—	—	(1,057.5)	—	(1,057.5)
Capital expenditures	—	(8.6)	(7.2)	—	(15.8)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(9.6)	(1,074.6)	—	(1,084.2)
FINANCING ACTIVITIES:
Debt - borrowings	3,910.8	—	—	—	3,910.8
Debt - repayments	(1,310.6)	—	(941.4)	—	(2,252.0)
Production loans - borrowings	—	—	230.7	—	230.7
Production loans - repayments	—	—	(623.4)	—	(623.4)
Dividends paid	(26.8)	—	—	—	(26.8)
Distributions to noncontrolling interest	—	—	(5.9)	—	(5.9)
Exercise of stock options	1.0	—	—	—	1.0
Tax withholding required on equity awards	(31.6)	—	—	—	(31.6)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,542.8	—	(1,340.0)	—	1,202.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.3	56.0	478.0	—	534.3
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	2.7	—	2.7
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	0.7	28.1	28.9	—	57.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$1.0	$84.1	$509.6	$—	$594.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Derivative Instruments and Hedging Activities
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies. As of December 31, 2017, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from December 31, 2017):

December 31, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.3	in exchange for	$4.3	£0.78
Hungarian Forint	HUF 1,113.8	in exchange for	$4.1	HUF 272.18
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$15.0	in exchange for	$11.9	C$1.26
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2017 were losses, net of tax, of $0.3 million and $0.5 million (2016 - $1.9 million and $4.9 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2017 were $0.2 million and nil, respectively (2016 - nil and loss of $0.4 million, respectively) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of December 31, 2017, $1.0 million was included in other current assets and $1.7 million in accounts payable and accrued liabilities (March 31, 2017 - $0.6 million in other assets and $0.5 million in accounts payable and accrued liabilities) in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of foreign currency derivatives. The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
During the three and nine months ended December 31, 2017, no amounts were reclassified out of accumulated other comprehensive loss into earnings. As of December 31, 2017, based on the current release schedule, the Company estimates approximately $0.8 million of gains associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending December 31, 2018.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$48.9	$26.1
Product inventory	21.4	23.9
Tax credits receivable	145.9	145.9
	$216.2	$195.9
Other non-current assets
Prepaid expenses and other(1)	$26.6	$39.9
Accounts receivable	282.5	313.1
Tax credits receivable	111.1	119.8
	$420.2	$472.8
________________

(1)
As of March 31, 2017, the non-current portion of prepaid expenses and other included $21.7 million of notes receivable associated with a cost method investment which were written down to their estimated fair value in the three months ended December 31, 2017 (see Note 4).

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing activities is presented below:

	Nine Months Ended December 31,
	2017	2016
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to Starz Merger (see Note 2)	$—	$1,284.0
Accrued purchase consideration for dissenting shareholders (see Note 2)	$—	$886.3
Issuance of Starz share-based payment replacement awards	$—	$186.5

There were no significant non-cash financing activities for the nine months ended December 31, 2017 and 2016.

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
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company reorganized our segment structure and now manages and reports its operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks (Media Networks was not a reportable segment prior to the quarter ended December 31, 2016). As a result of the Starz Merger, beginning December 8, 2016, the Motion Pictures segment includes Starz's third-party distribution business. See Note 14 to our unaudited condensed consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2017 and 2016.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.6 million and $4.7 million on our total revenue in the three and nine months ended December 31, 2017, respectively (2016 - $1.5 million and $3.9 million, respectively).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended December 31, 2017 and 2016, we calculate the income tax provision (benefit) using the cut-off method.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act.
Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income, mix of our pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us and other discrete items.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2017 and 2016. Due to the Starz Merger, the results of operations for the three months ended December 31, 2016 include the results of Starz from the acquisition date of December 8, 2016 to December 31, 2016. Revenue from Starz was $419.2 million for the three months ended December 31, 2017, as compared to $97.1 million for the period from the acquisition date of December 8, 2016 to December 31, 2016.

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$539.1	$440.4	$98.7	22.4%
Television Production	227.3	228.6	(1.3)	(0.6)%
Media Networks	382.9	85.2	297.7	349.4%
Intersegment eliminations	(6.6)	(1.9)	(4.7)	247.4%
Total revenues	1,142.7	752.3	390.4	51.9%
Expenses:
Direct operating	650.1	429.1	221.0	51.5%
Distribution and marketing	237.1	174.8	62.3	35.6%
General and administration	114.2	88.6	25.6	28.9%
Depreciation and amortization	39.7	13.2	26.5	200.8%
Restructuring and other	21.4	54.0	(32.6)	(60.4)%
Total expenses	1,062.5	759.7	302.8	39.9%
Operating income (loss)	80.2	(7.4)	87.6	nm
Interest expense	(46.3)	(27.4)	(18.9)	69.0%
Interest and other income	2.2	1.5	0.7	46.7%
Loss on extinguishment of debt	(6.2)	(28.3)	22.1	(78.1)%
Gain on Starz investment	—	20.4	(20.4)	(100.0)%
Impairment of long-term investments and other assets	(29.2)	—	(29.2)	nm
Equity interests income (loss)	(13.8)	(1.5)	(12.3)	nm
Income (loss) before income taxes	(13.1)	(42.7)	29.6	nm
Income tax benefit	204.2	12.2	192.0	nm
Net income (loss)	191.1	(30.5)	221.6	nm
Less: Net (income) loss attributable to noncontrolling interest	1.9	(0.1)	2.0	nm
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$193.0	$(30.6)	$223.6	nm

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the three months ended December 31, 2017, due to the inclusion of Starz revenue for the entire quarter as compared to from December 8, 2016 to December 31, 2016 in the prior year's quarter, and increased Motion Pictures revenue. The Media Networks and Motion Pictures revenues in the three months ended December 31, 2017 include $381.2 million and $38.0 million, respectively, of revenues from Starz, as compared to $84.2 million and $12.9 million, respectively, in the prior year's quarter from the date of acquisition.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$185.3	$167.0	$18.3	11.0%
Television Production	20.2	23.3	(3.1)	(13.3)%
Media Networks	11.2	1.9	9.3	nm
	$216.7	$192.2	$24.5	12.7%
_______________________
nm - Percentage not meaningful.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$292.0	54.2%	$202.6	46.0%	$89.4	44.1%
Television Production	188.2	82.8	189.4	82.9	(1.2)	(0.6)%
Media Networks	160.9	42.0	35.3	15.4	125.6	nm
Other	11.0	nm	3.2	nm	7.8	243.8%
Intersegment eliminations	(2.0)	nm	(1.4)	nm	(0.6)	42.9%
	$650.1	56.9%	$429.1	57.0%	$221.0	51.5%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended December 31, 2017, primarily due to the inclusion of Starz expenses for the entire quarter, and higher Motion Pictures revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz, Pilgrim Media Group and Good Universe and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$165.0	$158.6	$6.4	4.0%
Television Production	7.8	6.9	0.9	13.0%
Media Networks	68.3	9.4	58.9	nm
Other	0.3	—	0.3	nm
Intersegment eliminations	(4.3)	(0.1)	(4.2)	nm
	$237.1	$174.8	$62.3	35.6%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$97.8	$102.2	$(4.4)	(4.3)%
_______________________
nm - Percentage not meaningful.
Distribution and marketing expenses increased in the three months ended December 31, 2017, due to the inclusion of distribution and marketing expenses from Starz in the Media Networks segment for the entire quarter. See further discussion in the Segment Results of Operations section below.
Other consists of the share-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$27.8		$25.4		$2.4	9.4%
Television Production	8.6		6.7		1.9	28.4%
Media Networks	25.4		8.4		17.0	nm
Corporate	27.4		25.3		2.1	8.3%
	89.2	7.8%	65.8	8.7%	23.4	35.6%
Share-based compensation expense	23.3		21.5		1.8	8.4%
Purchase accounting and related adjustments	1.7		1.3		0.4	30.8%
Total general and administrative expenses	$114.2	10.0%	$88.6	12.0%	$25.6	28.9%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in the three months ended December 31, 2017, resulting from the inclusion of general and administrative expense from Starz in the Media Networks segment for a full quarter, higher share-based compensation expense, increased corporate general and administrative expenses, and increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses.
Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-

based compensation expense included in general and administrative expense is primarily due to compensation expense associated with the replacement of Starz share-based payment awards (see Note 2 to our unaudited condensed consolidated financial statements). The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$23.3	$21.5
Segment and corporate general and administrative expense(1)	—	6.7
Restructuring and other(2)	2.9	—
Direct operating expense	0.6	—
Distribution and marketing expense	0.3	—
Total share-based compensation expense	$27.1	$28.2
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
Depreciation and Amortization Expense. Depreciation and amortization was $39.7 million in the three months ended December 31, 2017, compared to $13.2 million in the three months ended December 31, 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other decreased $32.6 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable and were as follows for the three months ended December 31, 2017 and 2016 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$9.1	$21.6	$(12.5)	(57.9)%
Accelerated vesting on equity awards (see Note 11)	2.9	—	2.9	nm
Total severance costs	$12.0	$21.6	$(9.6)	(44.4)%
Transaction and related costs(2)	1.0	32.4	(31.4)	(96.9)%
Development expense(3)	8.4	—	8.4	nm
	$21.4	$54.0	$(32.6)	(60.4)%
_______________________
nm - Percentage not meaningful.

(1)
Severance costs in the three months ended December 31, 2017 were primarily related to the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and additional workforce reductions in connection with the Starz Merger (see Note 2 to our unaudited condensed consolidated financial statements). Severance costs in the three months ended December 31, 2016 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction and related costs in the three months ended December 31, 2017 and 2016 reflect transaction, integration and legal costs associated with certain strategic transactions, including the Starz Merger and the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements). These costs include the legal fees associated with the class action lawsuits and certain other legal matters.

(3)
Development expense in the three months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the quarter.

Interest Expense. Interest expense of $46.3 million for the three months ended December 31, 2017 increased $18.9 million, from $27.4 million in the three months ended December 31, 2016, driven by the interest accrued in connection with the dissenting shareholders' liability and, to a lesser extent, the higher debt balances associated with the Starz Merger. The following table sets forth the components of interest expense for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$0.7	$2.4
Term Loan A	8.0	2.1
Term Loan B-1/ Term Loan B(1)	9.6	5.0
5.875% Senior Notes	7.7	5.4
5.25% Senior Notes	—	2.2
Term Loan Due 2022	—	4.0
Other	2.3	2.9
	28.3	24.0
Amortization of debt discount and financing costs	3.6	3.4
	31.9	27.4

Interest on dissenting shareholders' liability(2)	14.4	—
Total interest expense	$46.3	$27.4
_______________________

(1)
Represents interest expense on the Term Loan B through December 11, 2017, and interest expense on the lower interest rate Term Loan B-1 facility from December 12, 2017 to December 31, 2017 (see Note 6 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger (see Note 2 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $6.2 million in the three months ended December 31, 2017, related to the write-off of deferred financing costs associated with the prepayment and repricing of the Term Loan B and issuance of the Term Loan B-1 facility, and other voluntary prepayments of the Term Loan B-1 facility (see Note 6 to our unaudited condensed consolidated financial statements), compared to $28.3 million in the three months ended December 31, 2016 related to the extinguishment of debt in connection with the Starz Merger financing in the prior period.
Gain on Starz Investment. Gain on Starz investment in the three months ended December 31, 2016 of $20.4 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the previously held Starz available-for-sale securities (see Note 2 to our unaudited condensed consolidated financial statements), with no comparable gain in the three months ended December 31, 2017.

Impairment of Long-Term Investments and Other Assets. During the three months ended December 31, 2017, we recognized $29.2 million of other-than-temporary impairments on our investments and notes receivable (included in other assets), which were written down to their estimated fair value (see Note 4 to our unaudited condensed consolidated financial statements). There was no comparable charge in the three months ended December 31, 2016.
Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended December 31, 2017 and 2016:

	December 31, 2017	Three Months Ended
		December 31,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$—	$5.3
Pop(2)	50.0%	(1.4)	(2.6)
Other(3)	Various	(12.4)	(4.2)
		$(13.8)	$(1.5)
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements).

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

(3)
Other primarily consists of equity interest losses from our equity method interests in Laugh Out Loud, Playco, and Atom Tickets in the three months ended December 31, 2017, compared to equity interest losses from our equity method interest in Atom Tickets in the three months ended December 31, 2016.

Income Tax Benefit. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Due to the reduction of the U.S. corporate income tax rate, we recorded a $165.0 million income tax benefit from the reduction of our net U.S. deferred tax liabilities in the three months ended December 31, 2017, which was considered a provisional amount based on reasonable estimates. We have also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. We will complete our accounting for the Tax Act once we have obtained, prepared, and analyzed all information needed (including computations) for our analysis, but no later than one year from the enactment date of the Tax Act.

We had an income tax benefit of $204.2 million in the three months ended December 31, 2017, compared to an income tax benefit of $12.2 million in the three months ended December 31, 2016. The increase in our income tax benefit in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 is primarily driven by the income tax benefit from the reduction of our net U.S. deferred tax liabilities (discussed above), a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate, and the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. Due to the expected mix by jurisdiction of pre-tax income for the remainder of the fiscal year, we currently expect to record a tax benefit for the year ending March 31, 2018.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended December 31, 2017 was $193.0 million, or basic net income per common share of $0.92 on 208.8 million weighted average common shares outstanding and diluted net income per common share of $0.87 on 221.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2016 of $30.6 million, or basic and diluted net loss per common share of $(0.19) on 161.4 million weighted average common shares outstanding.

Segment Results of Operations
Segment profit (loss) is defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. Segment direct operating expenses, distribution and marketing expenses and general and administrative expenses exclude share-based compensation, other than annual bonuses granted in stock, and include annual bonuses paid in cash. Segment profit excludes purchase accounting and related adjustments.
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit (loss) for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$539.1	$440.4	$98.7	22.4%
Expenses:
Direct operating expense	292.0	202.6	89.4	44.1%
Distribution & marketing expense	165.0	158.6	6.4	4.0%
Gross contribution	82.1	79.2	2.9	3.7%
General and administrative expenses	27.8	25.4	2.4	9.4%
Segment profit	$54.3	$53.8	$0.5	nm

U.S. theatrical P&A expense included in distribution and marketing expense	$97.8	$102.2	$(4.4)	(4.3)%

Direct operating expense as a percentage of revenue	54.2%	46.0%

Gross contribution as a percentage of revenue	15.2%	18.0%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$108.1	$1.2	$109.3	$86.5	$0.9	$87.4	$21.9
Home Entertainment
Packaged Media	45.4	54.9	100.3	54.4	42.8	97.2	3.1
Digital Media(3)	41.3	43.7	85.0	36.8	33.0	69.8	15.2
Total Home Entertainment	86.7	98.6	185.3	91.2	75.8	167.0	18.3
Television	71.4	14.0	85.4	77.6	13.7	91.3	(5.9)
International	96.8	37.6	134.4	62.6	27.6	90.2	44.2
Other	6.4	18.3	24.7	3.4	1.1	4.5	20.2
	$369.4	$169.7	$539.1	$321.3	$119.1	$440.4	$98.7
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
Theatrical revenue increased $21.9 million, or 25.1%, in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016, primarily driven by the successful box office performance of Wonder in the current quarter.

Home entertainment revenue increased $18.3 million, or 11.0%, in the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, primarily driven by an increase of $22.8 million of home entertainment revenue from Other Than Feature Film, which included an increase of $24.7 million from the Starz third party distribution business in the current quarter.
International motion pictures revenue increased $44.2 million, or 49.0%, in the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, due to an increase of $34.2 million from our Feature Films and an increase of $10.0 million from Other Than Feature Film. The increase from our Feature Films was driven by higher revenue from our Fiscal 2018 and 2017 Theatrical Slates in the current quarter, and in particular La La Land and American Assassin, as compared to the revenue generated from our Fiscal 2017 and Fiscal 2016 Theatrical Slates in the prior year's quarter. The increase from Other Than Feature Film in the current quarter was primarily driven by revenue from a library distribution arrangement.
Other motion pictures revenue increased $20.2 million in the three months ended December 31, 2017, as compared to the three months ended December 31, 2016 primarily due to revenue in the current quarter from the acquisition of Good Universe. Good Universe revenue primarily represents minimum guarantees and overages on worldwide licensing arrangements and international sales agency revenues.

Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and an increase in investment in film write-downs. Investment in film write-downs were approximately $24.2 million in the three months ended December 31, 2017, as compared to approximately $2.3 million in the three months ended December 31, 2016.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended December 31, 2017 is primarily due to higher international distribution and marketing costs associated with a greater number of theatrical releases in the United Kingdom in the quarter, partially offset by a slight decrease in theatrical P&A. The slight decrease in theatrical P&A in the current quarter as compared to the prior year's quarter was primarily driven by P&A spending in the prior year's quarter for Deepwater Horizon (released September 30, 2016). In the three months ended December 31, 2017, approximately $12.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Commuter and Early Man. In the three months ended December 31, 2016, approximately $8.2 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Power Rangers, The Shack and John Wick: Chapter 2.
Gross Contribution. Gross contribution of the Motion Pictures segment for the three months ended December 31, 2017 increased as compared to the three months ended December 31, 2016, due to higher revenue, while the gross contribution margin decreased due to higher direct operating expenses as a percentage of Motion Pictures revenue.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $2.4 million, or 9.4%, primarily due to increases in salaries and related expenses and to a lesser extent, the general and administrative expenses from the Starz third party distribution business.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$227.3	$228.6	$(1.3)	(0.6)%
Expenses:
Direct operating expense	188.2	189.4	(1.2)	(0.6)%
Distribution & marketing expense	7.8	6.9	0.9	13.0%
Gross contribution	31.3	32.3	(1.0)	(3.1)%
General and administrative expenses	8.6	6.7	1.9	28.4%
Segment profit	$22.7	$25.6	$(2.9)	(11.3)%

Direct operating expense as a percentage of revenue	82.8%	82.9%

Gross contribution as a percentage of revenue	13.8%	14.1%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Domestic Television	$173.9	$173.5	$0.4	0.2%
International	32.2	31.3	0.9	2.9%
Home Entertainment
Digital	18.6	21.5	(2.9)	(13.5)%
Packaged Media	1.6	1.8	(0.2)	(11.1)%
Total Home Entertainment	20.2	23.3	(3.1)	(13.3)%
Other	1.0	0.5	0.5	100.0%
	$227.3	$228.6	$(1.3)	(0.6)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue in the three months ended December 31, 2017 was comparable to the three months ended December 31, 2016, primarily due to increased revenues from deliveries of episodic television programs, offset partially by a decrease in syndicated licensing revenues. In addition, domestic television revenue in the three months ended December 31, 2017 included an increase in revenues associated with the fees earned from the distribution in ancillary markets of Starz Original Series, amounting to $4.3 million.
Direct Operating Expense. Direct operating expenses as a percentage of television production revenue in the three months ended December 31, 2017 were comparable to the three months ended December 31, 2016.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2017 decreased slightly as compared to the three months ended December 31, 2016, primarily due to lower revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.9 million, or 28.4%, primarily due to increases in salaries and related expenses and general and administrative expenses associated with the distribution of Starz Originals.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2017 and 2016. Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and the three months ended December 31, 2016 primarily consists of activity related to Starz Networks from the acquisition date of December 8, 2016 to December 31, 2016.

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$382.9	$85.2	$297.7	nm
Expenses:
Direct operating expense	160.9	35.3	125.6	nm
Distribution & marketing expense	68.3	9.4	58.9	nm
Gross contribution	153.7	40.5	113.2	nm
General and administrative expenses	25.4	8.4	17.0	nm
Segment profit	$128.3	$32.1	$96.2	nm

Direct operating expense as a percentage of revenue	42.0%	41.4%

Gross contribution as a percentage of revenue	40.1%	47.5%
________________________
nm - Percentage not meaningful.

The Media Networks segment includes Starz Networks, Content and Other and Streaming Services product lines. Content and Other consists of the licensing of the Media Networks' original series programming to SVOD services, international television networks, home entertainment and other ancillary markets. Streaming Services represents the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms which were moved under the Media Networks segment in connection with the Starz Merger. The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$351.8	$82.8	$269.0	nm
Content and Other	29.4	1.4	28.0	nm
Streaming Services	1.7	1.0	0.7	70.0%
	$382.9	$85.2	$297.7	nm
Segment Profit:
Starz Networks	$134.3	$38.5	$95.8	nm
Content and Other	5.9	0.2	5.7	nm
Streaming Services	(11.9)	(6.6)	(5.3)	80.3%
	$128.3	$32.1	$96.2	nm
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	December 31,	December 31,
	2017	2016
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.0	24.3

Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During the three months ended December 31, 2017, the following original series premiered on STARZ: The Girlfriend Experience Season 2 (premiere date of November 5, 2017). There were no new original series premiering on STARZ during the period from December 8, 2016 to December 31, 2016.
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended December 31, 2017 and 2016 was primarily from Starz Networks. Gross contribution margin of the Media Networks segment decreased due to higher Starz Networks distribution and marketing costs as a percentage of revenue, and higher Streaming Services direct operating expense and distribution and marketing costs as a percentage of revenue in the current quarter as compared to the prior year's quarter.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2017 of $25.4 million represent general and administrative expenses associated with Starz Networks and Streaming Services. In the three months ended December 31, 2016, general and administrative expenses of $8.4 million were primarily from Starz Networks from the acquisition date of December 8, 2016 to December 31, 2016.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization occurred on April 1, 2016:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$382.9	$361.9	$21.0	5.8%
Expenses:
Direct operating expense	160.9	164.4	(3.5)	(2.1)%
Distribution & marketing expense	68.3	44.7	23.6	52.8%
Gross contribution	153.7	152.8	0.9	0.6%
General and administrative expenses	25.4	31.3	(5.9)	(18.8)%
Segment profit	$128.3	$121.5	$6.8	5.6%

Direct operating expense as a percentage of revenue	42.0%	45.4%

Gross contribution as a percentage of revenue	40.1%	42.2%

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

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Three Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$351.8	$342.5	$9.3	2.7%
Content and Other	29.4	18.4	11.0	59.8%
Streaming Services	1.7	1.0	0.7	70.0%
	$382.9	$361.9	$21.0	5.8%
Segment Profit:
Starz Networks	$134.3	$128.6	$5.7	4.4%
Content and Other	5.9	(0.5)	6.4	nm
Streaming Services	(11.9)	(6.6)	(5.3)	80.3%
	$128.3	$121.5	$6.8	5.6%
________________________
nm - Percentage not meaningful.

Revenue. On a pro forma basis, Starz Networks revenue represented 92% and 95% of Media Networks revenue for the three months ended December 31, 2017 and 2016, respectively. The increase in pro forma Starz Networks revenue was due to a $13.7 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $4.4 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the three months ended December 31, 2017, the original series The Girlfriend Experience Season 2 premiered on STARZ as compared to Ash vs. Evil Dead Season 2 and Blunt Talk Season 2 in the prior year's quarter.

The increase in pro forma Content and Other revenue was driven by a significant contribution of revenues from worldwide digital media licensing arrangements in the current quarter primarily for the Starz Original Series The Girlfriend Experience Season 2, Ash Vs. Evil Dead Seasons 1 & 2, Black Sails Season 4, and The White Princess.
Direct Operating and Distribution and Marketing Expense. The slight decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements, partially offset by higher development costs and programming cost amortization related to library agreements and Starz Originals. In addition, pro forma direct operating expense as a percentage of revenue for Content and Other decreased due to increased revenue. These decreases were partially offset by an increase in direct operating expense for Streaming Services.
The increase in pro forma distribution and marketing expense is primarily due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app.

Gross Contribution. On a pro-forma basis, gross contribution of the Media Networks segment for the three months ended December 31, 2017 and 2016 was primarily from Starz Networks. The slight increase in pro forma gross contribution was due to increased gross contribution from Content and Other, driven by higher revenues and lower direct operating expense as a percentage of revenue, mostly offset by lower gross contribution from Streaming Services, driven by higher direct operating expenses.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the three months ended December 31, 2017 decreased due to lower Starz Networks general and administrative expenses primarily attributable to salaries and related expenses and professional fees, and a slight decrease in costs associated with Streaming Services.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2017 and 2016. Due to the Starz Merger, the results of operations for the nine months ended December 31, 2016 include the results of Starz from the acquisition date of December 8, 2016 to December 31, 2016. Revenue from Starz was $1.26 billion for the nine months ended December 31, 2017, as compared to $97.1 million for the period from the acquisition date of December 8, 2016 to December 31, 2016.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,397.0	$1,266.5	$130.5	10.3%
Television Production	552.8	595.0	(42.2)	(7.1)%
Media Networks	1,166.8	85.8	1,081.0	nm
Intersegment eliminations	(27.8)	(1.9)	(25.9)	nm
Total revenues	3,088.8	1,945.4	1,143.4	58.8%
Expenses:
Direct operating	1,726.6	1,182.3	544.3	46.0%
Distribution and marketing	669.7	521.8	147.9	28.3%
General and administration	337.4	233.4	104.0	44.6%
Depreciation and amortization	119.0	23.1	95.9	415.2%
Restructuring and other	35.8	72.4	(36.6)	(50.6)%
Total expenses	2,888.5	2,033.0	855.5	42.1%
Operating income (loss)	200.3	(87.6)	287.9	nm
Interest expense	(147.3)	(58.5)	(88.8)	151.8%
Interest and other income	7.7	3.6	4.1	113.9%
Loss on extinguishment of debt	(24.2)	(28.3)	4.1	(14.5)%
Gain on sale of equity interest in EPIX	201.0	—	201.0	nm
Gain on Starz investment	—	20.4	(20.4)	nm
Impairment of long-term investments and other assets	(29.2)	—	(29.2)	nm
Equity interests income (loss)	(34.8)	11.2	(46.0)	nm
Income (loss) before income taxes	173.5	(139.2)	312.7	nm
Income tax benefit	205.0	92.2	112.8	122.3%
Net income (loss)	378.5	(47.0)	425.5	nm
Less: Net loss attributable to noncontrolling interest	3.8	0.2	3.6	nm
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$382.3	$(46.8)	$429.1	nm

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in the nine months ended December 31, 2017, due to the inclusion of Starz revenue for the entire nine-month period as compared to from December 8, 2016 to December 31, 2016 in the prior year's period, and an increase in Motion Pictures revenues, offset partially by a decrease in Television Production revenues driven by lower domestic television revenue in the current period. The Media Networks and Motion Pictures revenues in the nine months ended December 31, 2017 include $1.16 billion and $98.9 million, respectively, of revenues from Starz, as compared to $84.2 million and $12.9 million, respectively, in the prior year's period from the date of acquisition.
The increase in Motion Pictures revenue was primarily due to higher home entertainment revenues driven by a significant contribution in the current period from the Starz third party distribution business as a result of the Starz Merger, and was also driven by the performance of our Feature Films in the current period, which included the home entertainment release of John Wick: Chapter 2. In addition, Motion Pictures theatrical and other revenues increased, offset partially by lower international revenue primarily due to a significant contribution from Now You See Me 2 in the prior year's period.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$584.9	$467.4	$117.5	25.1%
Television Production	26.8	33.4	(6.6)	(19.8)%
Media Networks	79.2	2.5	76.7	nm
	$690.9	$503.3	$187.6	37.3%
_____________________
nm - Percentage not meaningful

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$746.9	53.5%	$625.1	49.4%	$121.8	19.5%
Television Production	458.5	82.9	504.2	84.7	(45.7)	(9.1)%
Media Networks	492.9	42.2	43.5	50.7	449.4	nm
Other	37.5	nm	10.9	nm	26.6	nm
Intersegment eliminations	(9.2)	nm	(1.4)	nm	(7.8)	nm
	$1,726.6	55.9%	$1,182.3	60.8%	$544.3	46.0%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the nine months ended December 31, 2017, primarily due to the inclusion of Starz expenses for the entire nine-month period, and increased Motion Pictures revenue, offset partially by lower Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz, Pilgrim Media Group and Good Universe and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in the Media Networks direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$419.2	$486.6	$(67.4)	(13.9)%
Television Production	21.9	21.2	0.7	3.3%
Media Networks	244.2	14.1	230.1	nm
Other	0.7	—	0.7	nm
Intersegment eliminations	(16.3)	(0.1)	(16.2)	nm
	$669.7	$521.8	$147.9	28.3%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$232.1	$326.2	$(94.1)	(28.8)%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses increased in the nine months ended December 31, 2017, due to the inclusion of distribution and marketing expenses from Starz in the Media Networks segment for the entire nine-month period, offset partially by decreased Motion Pictures theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.
Other consists of the share-based compensation associated with certain employees whose salaries are included in the Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$81.1		$74.5		$6.6	8.9%
Television Production	28.3		22.7		5.6	24.7%
Media Networks	75.5		14.3		61.2	428.0%
Corporate	78.1		68.1		10.0	14.7%
	263.0	8.5%	179.6	9.2%	83.4	46.4%
Share-based compensation expense	69.9		50.0		19.9	39.8%
Purchase accounting and related adjustments	4.5		3.8		0.7	18.4%
Total general and administrative expenses	$337.4	10.9%	$233.4	12.0%	$104.0	44.6%
_______________________
nm - Percentage not meaningful.
General and administrative expenses increased in the nine months ended December 31, 2017, resulting from the inclusion of general and administrative expense from Starz in the Media Networks segment for the entire nine-month period, higher share-based compensation expense, increased corporate general and administrative expenses, and increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses and professional fees.
Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-

based compensation expense included in general and administrative expense is primarily due to compensation expense associated with the replacement of Starz share-based payment awards (see Note 2 to our unaudited condensed consolidated financial statements). The following table reconciles this amount to total share-based compensation expense:

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$69.9	$50.0
Segment and corporate general and administrative expense(1)	—	22.0
Restructuring and other(2)	2.9	2.4
Direct operating expense	1.0	—
Distribution and marketing expense	0.7	—
Total share-based compensation expense	$74.5	$74.4
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
Depreciation and Amortization Expense. Depreciation and amortization of $119.0 million for the nine months ended December 31, 2017 increased $95.9 million from $23.1 million in the nine months ended December 31, 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other decreased $36.6 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable and were as follows for the nine months ended December 31, 2017 and 2016 (see Note 13 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$10.1	$23.6	$(13.5)	(57.2)%
Accelerated vesting on equity awards (see Note 11)	2.9	2.4	0.5	20.8%
Total severance costs	13.0	26.0	(13.0)	(50.0)%
Transaction and related costs(2)	14.4	46.4	(32.0)	(69.0)%
Development expense(3)	8.4	—	8.4	nm
	$35.8	$72.4	$(36.6)	(50.6)%
_______________________
nm - Percentage not meaningful.

(1)
Severance costs in the nine months ended December 31, 2017 were primarily related to the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and additional workforce reductions in connection with the Starz Merger (see Note 2 to our unaudited condensed consolidated financial statements). Severance costs in the nine months ended December 31, 2016 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction and related costs in the nine months ended December 31, 2017 and 2016 reflect transaction, integration and legal costs associated with certain strategic transactions, including the Starz Merger and the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements). These costs include the legal fees associated with the class action lawsuits and certain other legal matters.

(3)
Development expense in the nine months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the period.

Interest Expense. Interest expense of $147.3 million in the nine months ended December 31, 2017 increased $88.8 million from the nine months ended December 31, 2016, driven by the increase in debt in connection with the Starz Merger and interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. The following table sets forth the components of interest expense for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$3.0	$8.6
Term Loan A	24.2	2.1
Term Loan B-1/ Term Loan B(1)	36.9	5.0
5.875% Senior Notes	23.0	5.4
5.25% Senior Notes	—	8.1
Term Loan Due 2022	—	14.1
Other	7.6	7.1
	94.7	50.4
Amortization of debt discount and financing costs	11.0	8.1
	105.7	58.5
Interest on dissenting shareholders' liability(2)	41.6	—
Total interest expense	$147.3	$58.5
 ______________________

(1)
Represents interest expense on the Term Loan B through December 11, 2017, and interest expense on the lower interest rate Term Loan B-1 facility from December 12, 2017 to December 31, 2017 (see Note 6 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger (see Note 2 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $24.2 million in the nine months ended December 31, 2017, related to the write-off of deferred financing costs associated with the prepayment and repricing of the Term Loan B and issuance of the Term Loan B-1 facility, and other voluntary prepayments on the Term Loan B-1 and Term Loan B facilities (see Note 6 to our unaudited condensed consolidated financial statements), compared to $28.3 million in the nine months ended December 31, 2016 related to the extinguishment of debt in connection with the Starz Merger financing in the prior period.
Gain on Sale of Equity Interest in EPIX. Gain on sale of equity interest in EPIX in the nine months ended December 31, 2017 of $201.0 million represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements). There was no comparable gain in the nine months ended December 31, 2016.
Gain on Starz Investment. Gain on Starz investment in the nine months ended December 31, 2016 of $20.4 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the previously held Starz available-for-sale securities (see Note 2 to our unaudited condensed consolidated financial statements), with no comparable gain in the nine months ended December 31, 2017.

Impairment of Long-Term Investments and Other Assets. During the nine months ended December 31, 2017, we recognized $29.2 million of other-than-temporary impairments on our investments and notes receivable (included in other assets), which were written down to their estimated fair value (see Note 4 to our unaudited condensed consolidated financial statements). There was no comparable charge in the nine months ended December 31, 2016.
Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the nine months ended December 31, 2017 and 2016:

	December 31, 2017	Nine Months Ended
		December 31,
	Ownership Percentage	2017	2016
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$4.0	$21.3
Pop(2)	50.0%	(3.9)	(4.6)
Other(3)	Various	(34.9)	(5.5)
		$(34.8)	$11.2
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 4 to our unaudited condensed consolidated financial statements).

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

(3)
Other primarily consists of equity interest losses from our equity method interests in Laugh Out Loud, Playco, Defy Media Group and Atom Tickets in the nine months ended December 31, 2017, compared to equity interest losses from our equity method interest in Atom Tickets in the nine months ended December 31, 2016.

Income Tax Benefit. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, changed the ability to claim certain tax deductions, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Due to the reduction of the U.S. federal corporate income tax rate, we recorded a $165.0 million income tax benefit from the reduction of our net U.S. deferred tax liabilities in the nine months ended December 31, 2017, which was considered a provisional amount based on reasonable estimates. We have also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. We will complete our accounting for the Tax Act once we have obtained, prepared, and analyzed all information needed (including computations) for our analysis, but no later than one year from the enactment date of the Tax Act.

We had an income tax benefit of $205.0 million in the nine months ended December 31, 2017, compared to an income tax benefit of $92.2 million in the nine months ended December 31, 2016. The increase in our income tax benefit in the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016 is driven by the income tax benefit from the reduction of our net U.S. deferred tax liabilities (discussed above), and the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. Due to the expected mix by jurisdiction of pre-tax income for the remainder of the fiscal year, we currently expect to record a tax benefit for the year ending March 31, 2018.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the nine months ended December 31, 2017 was $382.3 million, or basic net income per common share of $1.84 on 207.8 million weighted average common shares outstanding and diluted net income per common share of $1.74 on

219.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2016 of $46.8 million, or basic and diluted net loss per common share of $0.31 on 152.2 million weighted average common shares outstanding.

Segment Results of Operations

The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of income.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$1,397.0	$1,266.5	$130.5	10.3%
Expenses:
Direct operating expense	746.9	625.1	121.8	19.5%
Distribution & marketing expense	419.2	486.6	(67.4)	(13.9)%
Gross contribution	230.9	154.8	76.1	49.2%
General and administrative expenses	81.1	74.5	6.6	8.9%
Segment profit	$149.8	$80.3	$69.5	86.6%

U.S. theatrical P&A expense included in distribution and marketing expense	$232.1	$326.2	$(94.1)	(28.8)%

Direct operating expense as a percentage of revenue	53.5%	49.4%

Gross contribution as a percentage of revenue	16.5%	12.2%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017			2016			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$200.8	$17.2	$218.0	$185.0	$11.6	$196.6	$21.4
Home Entertainment
Packaged Media	163.2	144.6	307.8	158.6	104.9	263.5	44.3
Digital Media(3)	153.2	123.9	277.1	134.8	69.1	203.9	73.2
Total Home Entertainment	316.4	268.5	584.9	293.4	174.0	467.4	117.5
Television	193.0	24.2	217.2	186.4	27.5	213.9	3.3
International	266.0	70.9	336.9	302.3	70.0	372.3	(35.4)
Other	18.9	21.1	40.0	11.5	4.8	16.3	23.7
	$995.1	$401.9	$1,397.0	$978.6	$287.9	$1,266.5	$130.5
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
Theatrical revenue increased $21.4 million, or 10.9%, in the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016, despite fewer Feature Films released in the current period, primarily due to the performance of the Feature Films released in the current period as compared to the prior year's period, and in particular, the performance of Wonder in the current period. In addition, the increase included the performance of Pantelion Films' How to Be a Latin Lover (included in Other Than Feature Film product categories) in the current period.

Home entertainment revenue increased $117.5 million, or 25.1%, in the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016, primarily driven by an increase of $94.5 million of home entertainment revenue from Other Than Feature Film, which included an increase of $83.0 million from the Starz third party distribution business in the current period. The increase was also due to an increase of $23.0 million of home entertainment revenue from our Feature Films, driven by the performance of our Feature Films released on packaged media and digital media in the current period from our Fiscal 2018 and 2017 Theatrical Slates, and in particular, John Wick: Chapter 2, as compared to the releases in the prior year's period from our Fiscal 2017 and 2016 Theatrical Slates.
International motion pictures revenue decreased $35.4 million, or 9.5%, in the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016, driven by a significant contribution in the prior year's period from Now You See Me 2, which was partially offset by higher revenue from our Fiscal 2017 Theatrical Slate in the current period as compared to the revenue generated by our Fiscal 2016 Theatrical Slate in the prior year's period.
Other motion pictures revenue increased $23.7 million in the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016 primarily due to revenue in the current period from the acquisition of Good Universe. Good Universe revenue primarily represents minimum guarantees and overages on worldwide licensing arrangements and international sales agency revenues.

Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period, and an increase in investment in film write-downs. Investment in film write-downs were approximately $26.8 million in the nine months ended December 31, 2017, as compared to approximately $6.9 million in the nine months ended December 31, 2016.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2017 is primarily due to lower theatrical P&A, offset partially by increased home entertainment distribution and marketing costs associated with higher home entertainment revenue. The decrease in theatrical P&A was driven by lower P&A spending in the nine months ended December 31, 2017 on fewer Feature Film theatrical releases. In the nine months ended December 31, 2017, approximately $14.8 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Commuter, Early Man and Robin Hood. In the nine months ended December 31, 2016, approximately $12.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Power Rangers, The Shack and John Wick: Chapter 2.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Pictures segment for the nine months ended December 31, 2017 increased as compared to the nine months ended December 31, 2016, primarily due to an increase in Motion Pictures revenue, and lower U.S. theatrical P&A as a percentage of Motion Pictures revenue due to the fewer number of Feature Film releases in the current period, offset partially by higher direct operating expenses as a percentage of Motion Pictures revenue.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $6.6 million, or 8.9%, primarily due to increases in salaries and related expenses and to a lesser extent, the general and administrative expenses from the Starz third party distribution business.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$552.8	$595.0	$(42.2)	(7.1)%
Expenses:
Direct operating expense	458.5	504.2	(45.7)	(9.1)%
Distribution & marketing expense	21.9	21.2	0.7	3.3%
Gross contribution	72.4	69.6	2.8	4.0%
General and administrative expenses	28.3	22.7	5.6	24.7%
Segment profit	$44.1	$46.9	$(2.8)	(6.0)%

Direct operating expense as a percentage of revenue	82.9%	84.7%

Gross contribution as a percentage of revenue	13.1%	11.7%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$436.4	$480.8	$(44.4)	(9.2)%
International	84.5	75.1	9.4	12.5%
Home Entertainment
Digital	24.0	27.4	(3.4)	(12.4)%
Packaged Media	2.8	6.0	(3.2)	(53.3)%
Total Home Entertainment	26.8	33.4	(6.6)	(19.8)%
Other	5.1	5.7	(0.6)	(10.5)%
	$552.8	$595.0	$(42.2)	(7.1)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016, primarily due to lower revenue from reality television programs, a decrease in syndicated licensing revenues, and to a lesser extent, the timing of deliveries of scripted episodic television programs. This decrease was partially offset by an increase in revenues associated with the fees earned from the distribution in ancillary markets of Starz Original Series, amounting to $16.3 million.
International revenue in the nine months ended December 31, 2017 increased $9.4 million, or 12.5% as compared to the nine months ended December 31, 2016, primarily driven by revenue in the current period from Step Up: High Water Season 1, Orange Is the New Black Season 6 and Greenleaf Season 2, compared to revenue in the prior year's period from Orange Is the New Black Seasons 4 & 5.
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
Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2017 increased slightly as compared to the nine months ended December 31, 2016 despite lower Television Production revenue, primarily due to lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.6 million, or 24.7%, primarily due to increases in salaries and related expenses and general and administrative expenses associated with the distribution of Starz Originals.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2017 and 2016. Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and the nine months ended December 31, 2016 primarily consists of activity related to Starz Networks from the acquisition date of December 8, 2016 to December 31, 2016.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,166.8	$85.8	$1,081.0	nm
Expenses:
Direct operating expense	492.9	43.5	449.4	nm
Distribution & marketing expense	244.2	14.1	230.1	nm
Gross contribution	429.7	28.2	401.5	nm
General and administrative expenses	75.5	14.3	61.2	nm
Segment profit	$354.2	$13.9	$340.3	nm

Direct operating expense as a percentage of revenue	42.2%	50.7%

Gross contribution as a percentage of revenue	36.8%	32.9%
_____________________
nm - Percentage not meaningful

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,053.7	$82.8	$970.9	nm
Content and Other	109.0	1.4	107.6	nm
Streaming Services	4.1	1.6	2.5	156.3%
	$1,166.8	$85.8	$1,081.0	nm
Segment Profit:
Starz Networks	$345.6	$38.5	$307.1	nm
Content and Other	39.7	0.2	39.5	nm
Streaming Services	(31.1)	(24.8)	(6.3)	25.4%
	$354.2	$13.9	$340.3	nm
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	December 31,	December 31,
	2017	2016
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.0	24.3

Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During the nine months ended December 31, 2017, the following original series premiered on STARZ: The White Princess (premiere date of April 16, 2017), American Gods Season 1 (premiere date of April 30, 2017), Power Season 4 (premiere date of June 25, 2017), Survivor's Remorse Season 4 (premiere date of August 20, 2017), Outlander Season 3 (premiere date of September 10, 2017), and The Girlfriend Experience Season 2 (premiere date of November 5, 2017). There were no new original series premiering on STARZ during the period from December 8, 2016 to December 31, 2016.
Gross Contribution. Gross contribution of the Media Networks segment for the nine months ended December 31, 2017 was primarily from Starz Networks. Gross contribution margin of the Media Networks segment increased due to higher revenue offset partially by higher Starz Networks distribution and marketing costs as a percentage of revenue, and higher Streaming Services direct operating expense and distribution and marketing costs as a percentage of revenue in the current period as compared to the prior year's period.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the nine months ended December 31, 2017 of $75.5 million represent general and administrative expenses associated with Starz Networks and Streaming Services. In the nine months ended December 31, 2016, general and administrative expenses of $14.3 million were from Starz Networks from the acquisition date of December 8, 2016 to December 31, 2016, and Streaming Services.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization occurred on April 1, 2016:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,166.8	$1,088.2	$78.6	7.2%
Expenses:
Direct operating expense	492.9	527.5	(34.6)	(6.6)%
Distribution & marketing expense	244.2	146.5	97.7	66.7%
Gross contribution	429.7	414.2	15.5	3.7%
General and administrative expenses	75.5	91.8	(16.3)	(17.8)%
Segment profit	$354.2	$322.4	$31.8	9.9%

Direct operating expense as a percentage of revenue	42.2%	48.5%

Gross contribution as a percentage of revenue	36.8%	38.1%

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

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,053.7	$1,034.2	$19.5	1.9%
Content and Other	109.0	52.4	56.6	108.0%
Streaming Services	4.1	1.6	2.5	156.3%
	$1,166.8	$1,088.2	$78.6	7.2%
Segment Profit:
Starz Networks	$345.6	$346.4	$(0.8)	(0.2)%
Content and Other	39.7	0.9	38.8	nm
Streaming Services	(31.1)	(24.9)	(6.2)	24.9%
	$354.2	$322.4	$31.8	9.9%
________________________
nm - Percentage not meaningful.
Revenue. On a pro forma basis, Starz Networks revenue represented 90% and 95% of Media Networks revenue for the nine months ended December 31, 2017 and 2016, respectively. The increase in pro forma Starz Networks revenue was due to a $33.2 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $13.7 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the nine months ended December 31, 2017, the original series The White Princess, American Gods Season 1, Power Season 4, Survivor's Remorse Season 4, Outlander Season 3, and The Girlfriend Experience Season 2 premiered on STARZ as compared to Outlander Season 2, The Girlfriend Experience Season 1, Power Season 3, Survivor's Remorse Season 3, Ash vs. Evil Dead Season 2 and Blunt Talk Season 2 in the prior year's period.
The increase in pro forma Content and Other revenue was driven by a significant contribution of revenues from domestic and worldwide digital media licensing arrangements in the current period primarily for the Starz Original Series Power Seasons 1 - 4, The Girlfriend Experience Season 2, Ash Vs. Evil Dead Seasons 1 & 2, Black Sails Season 4, and The White Princess.
Direct Operating and Distribution and Marketing Expense. The decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements and lower development costs, partially offset by an increase in programming cost amortization related to library content and Starz Originals. In addition, pro forma direct operating expense as a percentage of revenue for Content and Other decreased due to increased revenue. These decreases were partially offset by an increase in direct operating expense for Streaming Services.
The increase in pro forma distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app and increased spend on Starz Originals, and to a lesser extent, due to an increase in distribution and marketing expense for Content & Other.
Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for the nine months ended December 31, 2017 was primarily from Starz Networks. The pro forma increase in gross contribution is driven by higher gross contribution from Content and Other due to higher revenues and lower direct operating expense as a percentage of revenue. This increase in pro forma gross contribution was offset partially by lower gross contribution from Starz Networks, primarily due to higher distribution and marketing expenses, which were partially offset by lower direct operating expense as discussed above. In addition, gross contribution from Streaming Services decreased, driven by higher direct operating expenses.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in the nine months ended December 31, 2017 decreased due to lower Starz Networks general and administrative expenses primarily attributable to lower salaries and related expenses, and a slight decrease in costs associated with Streaming Services.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at December 31, 2017 primarily consisted of a $1.0 billion five-year revolving credit facility issued December 8, 2016 (the "Revolving Credit Facility"), a five-year Term Loan A facility issued December 8, 2016 (the "Term Loan A"), a six-year term loan B facility issued December 11, 2017 (the "Term Loan B-1", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes") and convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $98.5 million, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended December 31, 2017.
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

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $101.6 million for the nine months ended December 31, 2017 and increased by $534.3 million for the nine months ended December 31, 2016, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2017 and 2016 were as follows:

	Nine Months Ended
	December 31,
	2017	2016	Net Change
	(Amounts in millions)
Operating income (loss)	$200.3	$(87.6)	$287.9
Amortization of films and television programs and program rights	1,232.8	901.9	330.9
Non-cash share-based compensation	74.5	74.4	0.1
Cash interest	(94.7)	(50.4)	(44.3)
Current income tax provision	15.7	(17.0)	32.7
Other non-cash charges included in operating activities	132.4	44.4	88.0
Cash flows from operations before changes in operating assets and liabilities	1,561.0	865.7	695.3

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	48.6	52.9	(4.3)
Investment in films and television programs and program rights	(1,088.0)	(659.8)	(428.2)
Other changes in operating assets and liabilities	(149.5)	156.9	(306.4)
Changes in operating assets and liabilities	(1,188.9)	(450.0)	(738.9)
Net Cash Flows Provided By Operating Activities	$372.1	$415.7	$(43.6)
Cash flows provided by operating activities for the nine months ended December 31, 2017 were $372.1 million compared to cash flows provided by operating activities of $415.7 million for the nine months ended December 31, 2016. The decrease in cash provided by operating activities for the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016 is due to increases in investment in films and television programs and program rights and decreases from changes in other operating assets and liabilities, which were primarily driven by decreases in accounts payable and accrued liabilities, and participation and residuals. These decreases were partially offset by higher cash flows from operations before changes in operating assets and liabilities.
Investing Activities. Cash flows provided by (used in) investing activities for the nine months ended December 31, 2017 and 2016 were as follows:

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$393.7	$—
Investment in equity method investees	(47.6)	(13.2)
Distributions from equity method investees	—	2.3
Business acquisitions, net of cash acquired of $18.7 and $73.5, respectively	(1.8)	(1,057.5)
Capital expenditures	(28.4)	(15.8)
Net Cash Flows Provided By (Used In) Investing Activities	$315.9	$(1,084.2)
Cash provided by investing activities of $315.9 million for the nine months ended December 31, 2017 compared to cash used in investing activities of $1,084.2 million for the nine months ended December 31, 2016, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the nine months ended December 31, 2017 offset partially by cash used for investment in equity method investees and for the purchase of Good Universe, net of cash acquired, compared to cash used for the purchase of Starz of $1.1 billion, net of cash acquired, in the nine months ended December 31, 2016 (see Note 4 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended December 31, 2017 and 2016 were as follows:

	Nine Months Ended
	December 31,
	2017	2016
	(Amounts in millions)
Debt - borrowings	$161.6	$3,910.8
Debt - repayments	(992.1)	(2,252.0)
Net proceeds from debt	(830.5)	1,658.8

Production loans - borrowings	299.5	230.7
Production loans - repayments	(267.2)	(623.4)
Net proceeds from production loans	32.3	(392.7)

Other financing activities	8.6	(63.3)
Net Cash Flows Provided By (Used In) Financing Activities	$(789.6)	$1,202.8
Cash flows used in financing activities of $789.6 million for the nine months ended December 31, 2017 compared to cash flows provided by financing activities of $1,202.8 million for the nine months ended December 31, 2016. Cash flows used in financing activities for the nine months ended December 31, 2017 primarily reflects the early prepayment of $740.0 million in principal amount of the Term Loan B, required repayments on the Term Loan A and Term Loan B, and the refinancing of $925.0 million of the Term Loan B and issuance of Term Loan B-1. In addition, cash flows provided by financing activities in the nine months ended December 31, 2017 reflects net production loan borrowings of $32.3 million.
Cash flows provided by financing activities for the nine months ended December 31, 2016 primarily relate to borrowings, partially offset by repayments, in connection with the Starz Merger. In addition, the nine months ended December 31, 2016 reflects net production loan repayments of $392.7 million, net repayments under our previous senior revolving credit facility of $161.0 million, and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $31.6 million required on equity awards

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of December 31, 2017 and March 31, 2017 were as follows:

	Maturity Date	Principal Amounts Outstanding
		December 31,	March 31,
		2017	2017
		(Amounts in millions)
Revolving Credit Facility(1)	December 2021	$—	$—
Term Loan A(1)	December 2021	950.0	987.5
Term Loan B-1/Term Loan B(1)(2)	December 2023	825.0	1,600.0
5.875% Notes(3)	November 2024	520.0	520.0
Convertible senior subordinated notes(4)	April 2018	60.0	60.0
Capital lease obligations	Various	52.1	57.7
		$2,407.1	$3,225.2
 ______________________

(1)	Senior Credit Facilities:

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.0 billion, and at December 31, 2017 there was $1.0 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at December 31, 2017. We are required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement (see below for definition), on the total Revolving Credit Facility of $1.0 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 2.5% (or an alternative base rate plus 1.5%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the Credit Agreement. The margin as of December 31, 2017 is 2.0% (effective interest rate of 3.56% as of December 31, 2017).

•
Term Loan B-1: As of December 11, 2017, pursuant to the Amended Credit Agreement described below, the Term Loan B-1 bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin (effective interest rate of 3.81% as of December 31, 2017)

(iii)	Required Principal Payments:

•
Term Loan A: Quarterly principal payments which began the last day of the first full fiscal quarter ending after December 8, 2016, at quarterly rates of 1.25% for the first and second years, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•
Term Loan B-1: As of December 11, 2017, pursuant to the Amended Credit Agreement described below, and due to voluntary prepayments that were made on the previous seven-year term loan B facility issued December 8, 2016 (the "Term Loan B"), there are no further required principal payments under the Term Loan B-1 facility. The Term Loan A and Term Loan B-1 also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B-1 is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Amended Credit Agreement.

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Amended Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Amended Credit Agreement), subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of December 31, 2017, we were in compliance with all applicable covenants.

(2)	As of March 31, 2017, amounts were outstanding under the previous Term Loan B facility.

(3)
The 5.875% Senior Notes contain a number of restrictions and covenants, and as of December 31, 2017, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(4)	Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.19 per share of each Class A voting shares and Class B non-voting shares at December 31, 2017.

Debt Transactions

As of December 11, 2017, $925.0 million of principal under the Term Loan B remained outstanding, and, in order to reduce the interest rate on the Term Loan B, the Company entered into an Amendment No. 1 (the "Repricing Amendment") to the Credit Agreement (as amended by the Repricing Amendment, the "Amended Credit Agreement"). In connection with the Repricing Amendment, the Company prepaid $25.0 million of principal outstanding under the Term Loan B and repriced the remaining $900.0 million of principal outstanding through the incurrence of a new six-year term loan B-1 facility in aggregate principal amount of $900.0 million (the "Term Loan B-1" and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"). The Term Loan B-1 bears interest, at the Company's option, at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin. In each case, the applicable margin under the Term Loan B-1 is 0.75% per annum less than the applicable margin under the previously outstanding Term Loan B. No further regular amortization is required with respect to the Term Loan B-1 facility. The restrictive covenants, maturity dates and events of default in the Amended Credit Agreement are unchanged from the provisions in the Credit Agreement.

In addition to the prepayments in connection with the Repricing Amendment described above, during the three and nine months ended December 31, 2017, the Company made other voluntary prepayments totaling $75.0 million and $740.0 million, respectively, in principal outstanding under the Term Loan B-1/Term Loan B, together with accrued and unpaid interest with respect to such principal amounts.
Production Loans
The amounts outstanding under our production loans as of December 31, 2017, and March 31, 2017 were as follows:

	December 31,	March 31,
	2017	2017
	(Amounts in millions)

Production loans(1)	$398.4	$353.8
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 3.85% to 4.60%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2017:

	Three Months Ended March 31,	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of December 31, 2017 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	12.5	55.0	77.5	100.0	705.0	—	950.0
Term Loan B-1	—	—	—	—	—	825.0	825.0
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	332.3	191.9	1.7	1.5	1.5	—	528.9
Principal amounts of convertible senior subordinated notes	—	60.0	—	—	—	—	60.0
Capital lease obligations	1.5	5.2	3.0	3.0	0.9	38.5	52.1
	346.3	312.1	82.2	104.5	707.4	1,383.5	2,936.0
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	378.7	447.4	189.0	115.1	55.6	17.4	1,203.2
Interest payments(3)	23.6	91.7	91.0	88.9	78.9	155.9	530.0
Operating lease commitments	4.6	19.6	21.1	26.0	22.2	32.3	125.8
Other contractual obligations	63.3	85.8	52.2	21.6	11.6	5.3	239.8
	470.2	644.5	353.3	251.6	168.3	210.9	2,098.8
Total future commitments under contractual obligations (4)(5)	$816.5	$956.6	$435.5	$356.1	$875.7	$1,594.4	$5,034.8
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

(4)
Not included in the amounts above is a $854.5 million dissenting shareholders' liability associated with the Starz Merger, which is not expected to be paid within the next year (see Note 2 to our unaudited condensed consolidated financial statements).

(5)
Not included in the amounts above are $98.5 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Amounts provided from TIK Films are reflected as a participation liability in our unaudited condensed consolidated balance sheet and amounted to $183.0 million at December 31, 2017 (March 31, 2017 - $170.1 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at December 31, 2017 was $1.2 billion (March 31, 2017 - $1.4 billion).
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2017, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from December 31, 2017):

December 31, 2017
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.3	in exchange for	$4.3	£0.78
Hungarian Forint	HUF 1,113.8	in exchange for	$4.1	HUF 272.18
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$15.0	in exchange for	$11.9	C$1.26
Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2017 were losses, net of tax, of $0.3 million and $0.5 million (2016 - $1.9 million and $4.9 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2017 were $0.2 million and nil, respectively (2016 - nil and $0.4 million, respectively) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is variable depending on certain net first lien leverage ratios, as defined in the Credit Agreement, and is currently a percentage per annum equal to 2.00% per annum plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.0 billion, based on the applicable LIBOR in effect as of December 31, 2017, each quarter point change in interest rates would result in a $4.9 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B-1 is a percentage per annum equal to LIBOR plus 2.25%. The LIBOR rate on the Term Loan B-1 is subject to a floor of 0.75%. Assuming the Term Loan B-1 outstanding balance and the applicable LIBOR in effect as of December 31, 2017, a quarter point change in interest rates would result in a $2.1 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 3.85% to 4.60% and applicable margins ranging from 2.0% over the one, two, or three-month LIBOR to 1.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

At December 31, 2017, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $560.0 million, and an estimated fair value of $608.9 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $22.7 million and $13.6 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2017:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	December 31, 2017
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	12.5	55.0	77.5	100.0	705.0	—	950.0	957.7
Average Interest Rate	3.56%	3.56%	3.56%	3.56%	3.56%	—
Term Loan B-1(2)	—	—	—	—	—	825.0	825.0	826.0
Average Interest Rate	—	—	—	—	—	3.81%
Production loans(3)	248.0	150.4	—	—	—	—	398.4	398.4
Average Interest Rate	4.44%	4.23%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	549.3
Average Interest Rate	—	—	—	—	—	5.88%
April 2013 1.25% Notes	—	60.0	—	—	—	—	60.0	59.6
Average Interest Rate	—	1.25%	—	—	—	—
	$260.5	$265.4	$77.5	$100.0	$705.0	$1,345.0	$2,753.4	$2,791.0
 ____________________

(1)
Revolving credit facility and Term Loan A expire on December 8, 2021 and initially bore interest at a rate per annum equal to LIBOR plus a margin of 2.5% (or an alternative base rate plus 1.50%). The margin is subject to reductions of up to 50 basis points (two reductions of 25 basis points each) upon achievement of certain net first lien leverage ratios, as defined in the credit agreement. The margin as of December 31, 2017 is 2.0%.

(2)	Term Loan B-1 maturing on December 8, 2023, and bears interest at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 3.85% to 4.60%.

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
As of December 31, 2017, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2017.
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

Risks Related to Our Indebtedness

We have incurred significant additional indebtedness in connection with our merger with Starz that could adversely affect our operations and financial condition.

As of December 31, 2017, we and our subsidiaries have debt of $2,407.1 million (including capitalized lease obligations of $52.1 million) and production loan obligations of $398.4 million, approximately $2,225.5 million of which is secured (including production loan obligations of $398.4 million and capitalized lease obligations of $52.1 million). Our significant indebtedness could have adverse consequences on our business, such as:

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

In addition, we may incur additional indebtedness under the revolving facility of the Senior Credit Facilities. At December 31, 2017, we had no borrowings under the revolving facility, no letters of credit outstanding, and available unused revolving commitments of $1.0 billion. We could borrow some or the entire remaining permitted amount of the unused revolving commitments in the future. If new debt is added to our and our subsidiaries' existing debt levels, this has the potential to magnify the risks discussed above relating to our ability to service our indebtedness and the potential adverse impact our high level of indebtedness could have on us.

Risk Related to Governmental Rules and Regulations

Guidance, regulations, or technical corrections issued in connection with the Tax Cuts and Jobs Act could adversely impact our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21% and included numerous other provisions. We have included the estimated impact of the new law on our financials based on management’s current knowledge and assumptions. The Internal Revenue Service and U.S. Treasury Department may, however, issue guidance, regulations, or technical corrections that could change our interpretation of the Tax Act, which could have an adverse impact on our effective tax rate.

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

No common shares were purchased by us during the three months ended December 31, 2017.

Additionally, during the three months ended December 31, 2017, 146,334 Class A voting shares and 167,579 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Documents
3.1(1)	Articles of Lions Gate Entertainment Corp.
3.2(2)	Notice of Articles of Lions Gate Entertainment Corp.
10.41(3)
Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto

10.42x*	Separation and General Release Agreement between Lions Gate Entertainment, Inc. and Steven Beeks effective as of December 21, 2017
10.43x*	Consulting Services Agreement between Lions Gate Films, Inc. and Steven Beeks effective as of December 21, 2017
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

(1)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Current Report on Form 8-K as filed on December 8, 2016.
(2)	Incorporated by reference as Exhibit 3.1 to Lions Gate’s Amendment No. 1 to Current Report on Form 8-K/A, as filed on December 9, 2016.
(3)	Incorporated by reference as Exhibit 10.1 to Lions Gate’s Current Report on Form 8-K as filed on December 11, 2017.
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 8, 2018		Title:	Duly Authorized Officer and Chief Financial Officer