Form 10-K
period 2018-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2018-05-24
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,273,583,977, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 21, 2018, 81,963,808 shares of the registrant’s no par value Class A voting common shares were outstanding, and 129,432,497 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “ 2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors.” These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the report.

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

PART I
ITEM 1. BUSINESS.
Overview

Lionsgate is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a 16,000-title film and television library and delivered through a global licensing infrastructure.

We manage and report our operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks. Financial information for our segments is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

•
International. International revenues are derived from the licensing from our international subsidiaries of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis. International revenues also include revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom

•
Other. Other revenues are derived from, among others, our interactive ventures and games division, our global franchise management division (including location-based entertainment), the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions, and from the licensing of our film and television content to ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

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

Media Networks

Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies and online video providers (collectively, “Distributors”), and on an over-the-top (“OTT”) basis.

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

Segment Revenue

For the year ended March 31, 2018, contributions to the Company’s consolidated revenues from its reporting segments included Motion Pictures 44.1%, Television Production 19.5% and Media Networks 37.1%.

Within the Motion Pictures segment, revenues were generated from the following:
•Theatrical, 15.4%;
•Home Entertainment, 42.5%;
•Television, 15.3%;
•International, 25.1%; and
•Motion Pictures-Other, 1.7%.

Within the Television Production segment, revenues were generated from the following:
•Domestic Television, 78.9%;
•International, 16.8%;
•Home Entertainment, 3.8%; and
•Television Production-Other, 0.5%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 91.6%;
•Content and Other, 7.9%; and
•Streaming Services, 0.5%.

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

We take a disciplined approach to theatrical production with the goal of producing content that can be distributed through various domestic and international platforms. We typically attempt to mitigate the financial risk associated with production by, among other things:

•	Negotiating co-financing development and co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party companies);

•
Pre-licensing international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film);

•
Structuring agreements that provide for participation by talent in the financial success of the motion picture in exchange for reducing guaranteed amounts that would be paid regardless of the film's success (referred to as “up-front payments”)

•
Utilizing governmental incentives, programs and other structures from state and foreign countries (which typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production).

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

Theatrical Releases

In fiscal 2018 (i.e., the twelve-month period ended March 31, 2018), we released 42 films in the U.S. across all our labels, which included the following:

•
Fifteen (16) films released through our Lionsgate and Summit Entertainment labels (including films developed and produced in-house, films co-developed and co-produced and films acquired from third parties);

•	Eight (8) films released through our Lionsgate Premiere label;

•	One (1) film released through Good Universe, a motion picture production and global sales company acquired in October 2017;

•	Five (5) films released through Pantelion Films, our joint venture with Grupo Televisa S.A.B.; and

•	Twelve (12) films released through our partnership with Roadside Attractions.

Fiscal 2018 Theatrical Releases
Title	Release Date	Label/Partnership
Tyler Perry’s Acrimony	March 30, 2018	Lionsgate
Finding Your Feet	March 30, 2018	Roadside Attractions
I Can Only Imagine	March 16, 2018	Roadside Attractions
Monster Hunt 2	February 16, 2018	Lionsgate
Early Man	February 16, 2018	Summit
The Party	February 16, 2018	Roadside Attractions
La Boda De Valentina	February 9, 2018	Pantelion Films
Winchester	February 2, 2018	Lionsgate
Forever My Girl	January 19, 2018	Roadside Attractions
The Commuter	January 12, 2018	Lionsgate
Acts of Violence*	January 12, 2018	Lionsgate Premiere
El Condorito	January 12, 2018	Pantelion Films
The Disaster Artist	December 1, 2017	Good Universe/A24
Wonder	November 17, 2017	Lionsgate
Cook Off!*	November 17, 2017	Lionsgate Premiere
Last Flag Flying	November 3, 2017	Lionsgate
Jigsaw	October 27, 2017	Lionsgate
Tyler Perry’s Boo 2! A Madea Halloween	October 20, 2017	Lionsgate
Wonderstruck	October 20, 2017	Roadside Attractions
Leatherface	October 20, 2017	Lionsgate
My Little Pony: The Movie	October 6, 2017	Lionsgate
Stronger	September 22, 2017	Lionsgate/Roadside Attractions
American Assassin	September 15, 2017	Lionsgate
Rememory*	September 8, 2017	Lionsgate Premiere
Unlocked*	September 1, 2017	Lionsgate Premiere
Hazlo Como Hombre (Do It Like An Hombre)	September 1, 2017	Pantelion Films
The Hitman’s Bodyguard	August 18, 2017	Summit
The Glass Castle	August 11, 2017	Lionsgate
The Only Living Boy In New York	August 11, 2017	Roadside Attractions
First Kill*	July 21, 2017	Lionsgate Premiere
Lady Macbeth	July 14, 2017	Roadside Attractions
Inconceivable*	June 30, 2017	Lionsgate Premiere
The Big Sick	June 23, 2017	Lionsgate
All Eyez on Me	June 16, 2017	Summit
Beatriz at Dinner	June 9, 2017	Roadside Attractions
3 Idiotas	June 2, 2017	Pantelion Films
Black Butterfly*	May 26, 2017	Lionsgate Premiere
The Wedding Plan	May 12, 2017	Roadside Attractions
The Wall (2017)	May 12, 2017	Roadside Attractions
How To Be A Latin Lover	April 28, 2017	Pantelion Films
Tommy’s Honour	April 14, 2017	Roadside Attractions
Aftermath*	April 7, 2017	Lionsgate Premiere

* Released “day & date” (a release strategy in which select titles are released on video-on-demand (“VOD”) and other digital formats on the same day as the title is theatrically released).

From time to time, we also release films through our CodeBlack Films label, our Grindstone Entertainment Group label and though Studio L, our newest label featuring films from our digital content business.

Over the last 16 years, Lionsgate and affiliated companies have distributed films that have earned 124 Academy Award® nominations and 30 wins, as well as numerous Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Pictures - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of approximately 16,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Starz, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, CodeBlack Films, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A24, A&E, Amazon Studios, AMC, CBS Films, Entertainment Studios, Marvel, Miramax, Saban Entertainment, StudioCanal, The Orchard, and Tyler Perry Studios.

Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and sale and/or lease of DVDs/Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs/Blu-ray discs to consumers for private viewing. Fulfillment of physical distribution services are substantially licensed to Twentieth Century Fox Home Entertainment.

We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Amazon, Costco and others who buy large volumes of our DVDs/Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 43% of net home entertainment packaged media revenue in fiscal 2018. We also directly distribute content to the rental market through Redbox, Netflix and others.

Of these titles, certain are released through our subsidiary, Grindstone Entertainment Group, which acquires and/or produces titles as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which are then distributed direct-to-video, VOD and through other media. In fiscal 2018, Grindstone Entertainment Group released 33 titles.

Additionally, we distribute television product including series such as American Gods, Ash vs. Evil Dead, Blue Mountain State, Casual, Counterpart, Duck Dynasty, Fear the Walking Dead, Grace and Frankie, Graves, Narcos, Knightfall, MacGyver, Into the Badlands, Mad Men, Nurse Jackie, Orange Is The New Black, Power, The Royals, The Walking Dead, Weeds, library titles such as Alf and Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premier children's brands including our Alpha and Omega franchise, Saban Brand’s Power Rangers, Aardman’s Shaun the Sheep library, LeapFrog Entertainment's LeapFrog, MGA Entertainment's LalaLoopsy and Bratz, American Greetings' Care Bears, and our catalog of Teenage Mutant Ninja Turtles and Marvel Animated Features.

Our year included the following:

•
In fiscal 2018, four (4) of our theatrical releases debuted at number one on DVD/Blu-ray - La La Land, Power Rangers (which held onto the number one spot for two (2) consecutive weeks), Tyler Perry’s Boo 2! A Madea Halloween, and Wonder (which held onto the number one spot for two (2) consecutive weeks).

•	In fiscal 2018, we shipped approximately 65 million DVD/Blu-ray finished units.

•	In calendar 2017, we had an approximate 11% market share for home entertainment, making us the number five (5) studio in market share overall.

•
In calendar 2017, we a maintained a box office-to-home entertainment conversion rate of 18% above the industry average, leading all major studios. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

Digital Media

Digital media distribution involves delivering content (including certain titles not distributed theatrically or on packaged media) by electronic means directly to consumers in-home and on mobile devices. The key distribution methods today include transactional distribution (such as pay-per-view (“PPV”), electronic-sell-through (“EST”) and transactional video-on-demand (“TVOD”)), non-transactional video-on-demand distribution (such as SVOD, advertiser-supported video-on-demand (“AVOD”) and free video-on-demand (“FVOD”)), as well as distribution through various linear pay, basic cable and free television platforms.

Digital transactional platforms and networks to which we distribute our content include, among others, iTunes, Amazon, Wal-Mart's Vudu, Google Play, Microsoft's Xbox, Sony's PlayStation Network and Valve Corporation’s Steam platform. Digital SVOD services to which we license our content include, among others, Netflix, Hulu, and Amazon Prime. AVOD services to which we license or content include, among others, Roku, Tubi TV, Pluto and YouTube. We also directly distribute digital transactional content to MVPDs including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network) and telecommunications companies (such as Verizon).

Linear networks to which we distribute our content include, among others, pay television networks such as Starz, EPIX, HBO and Showtime, and basic cable networks such as USA Network, FX, Turner Entertainment Networks, BET, Pop, A&E, SyFy, Lifetime, MTV, Bravo, Comedy Central, Paramount Network, Audience Network, Spike, AMC Networks, Freeform, Reelz, Nickelodeon, El Rey, HD Net, Bounce, Telemundo and UniMás.

Our year included the following:

•
In fiscal 2018, seven (7) our titles reached the number one ranking on the iTunes’ movie charts, which included La La Land, John Wick: Chapter 2, The Big Sick, Wind River, Hitman’s Bodyguard, American Assassin, and Wonder.

•
In fiscal 2018, five (5) titles we distribute debuted at the number one ranking on the Rentrak On-Demand charts, which included La La Land, John Wick: Chapter 2, Hitman’s Bodyguard, Tyler Perry’s Boo 2! A Madea Halloween and Wonder.

•	In fiscal 2018, four (4) of our other titles reached the number two ranking on the Rentrak On-Demand charts, which included Patriots Day, Saban’s Power Rangers, Wind River and American Assassin.

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

Motion Pictures - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory by territory basis through third parties or directly through our international divisions:

•	The licensing of rights in all media of our in-house feature film product and third party acquisitions on an output basis;

•	The licensing of rights in all media of our in-house product and third party acquisitions on a sales basis for non-output territories;

•	The licensing of third party feature films on an agency basis; and

•	Direct distribution of theatrical and/or ancillary rights licensing.

We license rights in all media on a territory by territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Black Label Media, CBS Films, Gold Circle Films, Participant Media, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us internationally in fiscal 2018 included such in-house productions as Sicario: Day of the Soldado, City of Lies, The Spy Who Dumped Me, A Simple Favor, Chaos Walking, Flarsky, Hotel Artemis and Anna.  Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2018 included Belleville Cop, On the Basis of Sex, Green Book and Beirut.

Through our territory by territory sales and output arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover twelve (12) major territories including the following:

•	Australia/New Zealand;

•	Benelux (Belgium/Netherlands/Luxembourg);

•	Canada;

•	CIS (Commonwealth of Independent States);

•	Eastern Europe (Bulgaria, Check Republic, Hungary, Romania and Slovak Republic) ;

•	France;

•	Italy;

•	Middle East;

•	Poland;

•	Scandinavia;

•	Singapore; and

•	Spain.

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

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2018, Lionsgate UK released the following twenty-three (23) films theatrically:

Fiscal 2018 Theatrical Releases - Lionsgate UK
Title	Release Date	Production/ Acquisition
My Generation	March 14, 2018	Acquisition
Winchester	February 2, 2018	Acquisition
Journey’s End	February 2, 2018	Acquisition
Stronger	December 8, 2017	Production
Wonder	December 1, 2017	Production
Film Stars Don’t Die In Liverpool	November 17, 2017	Acquisition
Only The Brave	November 10, 2017	Production
Jigsaw	October 26, 2017	Production
The Princess Bride (30th Anniversary)	October 23, 2017	Re-Release
My Little Pony: The Movie	October 20, 2017	Production
The Glass Castle	October 6, 2017	Production
Maze	September 22, 2017	Acquisition
American Assassin	September 14, 2017	Production
Limehouse Golem	September 1, 2017	Acquisition
The Hitman’s Bodyguard	August 17, 2017	Acquisition
Valerian and the City of a Thousand Planets	August 2, 2017	Acquisition
All Eyez On Me	June 30, 2017	Acquisition
Churchill	June 16, 2017	Acquisition
My Name Is Lenny	June 9, 2017	Acquisition
The Last Face	May 12, 1017	Acquisition
Unlocked	May 5, 2017	Acquisition
Their Finest	April 21, 2017	Acquisition
The Autopsy of Jane Doe	March 31, 2017	Acquisition

Additionally, with an office in Mumbai, India, we spearhead all licensing to local linear and digital platforms in the territory from feature films, television series and library content under the Lionsgate and Starz brands. Lionsgate India works closely with our theatrical distribution partners to maximize box office for our films, partners with local production companies to develop intellectual property for theatrical release as well as distribution across other media platforms, and also generally explores investment opportunities throughout the Indian media market.

Motion Pictures - Other

Interactive Ventures and Games

        Our Interactive Ventures and Games division oversees our interactive business which includes multiplatform games based off our and third party intellectual property, esports, augmented and virtual reality and strategic investments in digital businesses including emerging content platforms, esports franchises and world-class game developers/publishers.

        Over the past few years, we have invested in interactive storytellers Telltale Games, Finnish mobile game developer/publisher Next Games, live-streaming native mobile gaming platform Mobcrush, and leading esports franchise Immortals, which includes the Los Angeles Valiant of The Overwatch League. In gaming, we currently have a slate of over thirty (30) projects in varying stages of development, production and release. Our game releases to date have included Saban’s Power Rangers: Legacy Wars, a top ranked free to play mobile game developed and published by nWay, John Wick Chronicles, an arcade style shooter game in virtual reality developed and published by Starbreeze, and an Orange Is The New Black slot machine game with International Game Technology. We also integrate our intellectual property into some of the world’s most popular games including Saw into Dead by Daylight, John Wick and Reservoir Dogs into Payday 2, and Power Rangers into Family Guy: The Quest for Stuff. Moreover, we have also positioned ourselves as a leader in the world of esports through our investments in Immortals and Mobcrush. Indeed, the Los Angeles Valiant was one of twelve (12) teams competing in the 2018 inaugural season of The Overwatch League. The league entered into several sponsorships, including Toyota and HP, as well as a streaming with Twitch. The Immortals’ Mobile Division also competes in the leagues recently announced for Supercell title Clash Royale and Tencent’s Arena of Valor.

Global Franchise Management

        Our Global Franchise Management division broadly covers all theatrical and television promotions and branded partnerships, licensed consumer products and live and location-based entertainment initiatives. Our goal is to drive incremental revenue and build consumer engagement across our entire portfolio of properties via meaningful brand extensions, a consumer products licensing business and launching live shows and location-based entertainment destinations around the world.

Our business includes, among others, the following projects:

•	The La La Land live film-to-concert series, first launched at the Hollywood Bowl in May 2017, and currently on a worldwide tour in 25 major international countries;

•	The opening of our first Lionsgate branded theme park zone in Motiongate Dubai in October 2017;

•
The opening of our first permanent horror attraction in Las Vegas, The Official Saw Escape Experience, and five seasonal horror activations at various parks around the world, including the Halloween Fright Nights at the Universal parks in the United States, in support of the theatrical release of Jigsaw.

•	Development of Lionsgate Entertainment World, an indoor theme park in Hengqin, China;

•	Development of Lionsgate Movie World, our first Lionsgate branded outdoor theme park in South Korea;

•	Development of Lionsgate Entertainment City, our smaller indoor branded entertainment centers in high traffic locations around the world such as New York and Madrid; and

•	Brand partnership activations supporting our theatrical releases thought the year.

Music

Our film and television music departments creatively oversee music for our theatrical and television slates, and certain of our SVOD and direct-to-digital productions, respectively. Our music strategy is to service the Company’s creative divisions’ music needs, while providing music for use in marketing our films and television shows. For our theatrical slate, the work of the music department includes overseeing songs, scores and soundtracks for all of our productions, co-productions and acquisitions. For our television slate, the work of the music department includes overseeing music staffing, scores and soundtracks for all of our television productions. For our SVOD and digital productions, the work of the music department includes musical oversight similar to our theatrical and television slates, and provided on an as-needed basis.  Music revenues are derived from the sales and licensing of music from our films, television, and other productions, and the theatrical exhibition of our films and the broadcast and webcast of our productions.

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

Television Production - Domestic Television

We currently produce, syndicate and distribute nearly 90 television shows on more than 40 networks (including programming produced by Pilgrim Media Group, of which we own a majority interest).

In fiscal 2018, syndicated programming (through our wholly-owned subsidiary, Debmar-Mercury) and scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (other than Starz) included, among others, the following:

Fiscal 2018 Lionsgate - Scripted
Title	Network
Casual	Hulu
Dear White People	Netflix
Dimension 404	Hulu
Graves	Epix
Greenleaf	Own
MacGyver	CBS
Manhunt	Discovery
Nashville	CMT
Nightcap	POP
Orange is the New Black	Netflix
The Royals	E!
Step Up	YouTube
White Famous	Showtime

Fiscal 2018 Lionsgate - Unscripted
Title	Network
Candy Crush	CBS
Checked Inn	OWN
Flea Market Flip	HGTV
The Joel McHale Show with Joel McHale	Netflix
Mad Dog Knives	Discovery
Model Squad	E!
Music City	CMT
On the Run Eating with N.O.R.E.	Complex
Revenge Body	E!
Very Superstitious	A&E
What the Fit	YouTube
Young Guns	Go 90

Fiscal 2018 Unscripted - Pilgrim Media Group
Title	Network
American Chopper	Discovery
Bring It	Lifetime
Days That Shaped America	History
Fast & Loud	Discovery
Fast & Loud Demo Theater	Discovery
Garage Rehab	Discovery
Ghost Brothers	Destination America
The Korean Crisis	History
Love at First Flight	FYI
Mega Race	Discovery
Misfits Garage	Discovery
My Big Fat Fab Life	TLC
Street Outlaws	Discovery
Street Outlaws Memphis	Discovery
Street Outlaws New Orleans	Discovery
Switching Gears	Discovery
Ultimate Fighter	FS1
Welcome to Sweetie Pies	OWN
Wicked Tuna	Nat Geo
Wicked Tuna OB	Nat Geo
Zombie House Flippers	A&E

Fiscal 2018 Syndication - Debmar-Mercury
Title	Network
Anger Management	Syndication
Are We There Yet	Syndication
Buzzr	Syndication
Celebrity Name Game	Syndication
Family Feud	Syndication
House of Payne	Syndication
Meet the Browns	Syndication
Tosh.O	Syndication
Wendy Williams	Syndication

Over the past 11 years, Lionsgate television programming has earned 196 Emmy ® Award nominations including 29 wins, as well as numerous Golden Globe ® Award nomination and wins.

Television Production- International

We continue to expand our television business through international sales and distribution of original Lionsgate television series, Starz original programming, third party television programming and format acquisitions via packaged media and various digital platforms. International physical (i.e., packaged media) distribution rights (outside of North America, UK and Ireland) for our television portfolio (other than digital media) are licensed to Sony Pictures Home Entertainment. Digital platforms to which we license our content around the world include, among others, iTunes, Netflix and Amazon.

Lionsgate UK also continues to build a robust television business alongside its premier film brand through in-house production/development, as well as through its various joint ventures and investments. Lionsgate UK holds interests in, and has strategic partnerships with, television and film production company Kindle Entertainment, non-scripted television production company Primal Media, television drama company Potboiler Television, and film and television production company Bonafide Films. Additionally, Lionsgate UK has enhanced its television production efforts with nearly twenty (20) projects currently being developed in-house.

In fiscal 2018, our Lionsgate UK television programming (developed in-house and through Lionsgate UK’s interest and partnerships) included the following:

Fiscal 2018 Television - Lionsgate UK
Title	Network	Partner(s)
Bigheads	ITV1	Primal Media
Damned	Channel 4	Channel 4, What Larks Productions
Motherland	BBC	BBC, Merman, Delightful
Release The Hounds	ITV2	Primal Media
The Wave	UKTV	Primal Media

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

MEDIA NETWORKS

Media Networks- Starz Networks

Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network), telecommunications companies (such as AT&T and Verizon), OTT providers (such as Amazon) and on a direct-to-consumer basis.

Our Starz Networks’ flagship premium service STARZ had 23.5 million subscribers as of March 31, 2018 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers original series and recently released and library movies without advertisements. Our Starz Networks’ other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and older television series also without advertisements. Our services include 17 linear networks, on-demand and online viewing platforms, and a stand-alone direct-to-consumer service. The linear networks air over 1,000 movies per month from studio partners, including first-run content from Sony Pictures Entertainment, and have a growing line-up of successful original programming. Our Starz Networks’ services are offered by Distributors to their subscribers either at a fixed monthly price as part of a programming tier or package or on an a la carte basis, or directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee.

The table below depicts our 17 existing linear services, the respective on-demand service, the STARZ app service and highlights some of their key attributes.

STARZ	STARZ STARZ COMEDY STARZ IN BLACK STARZ CINEMA STARZ EDGE STARZ KIDS & FAMILY STARZ ON DEMAND	• Flagship network with 6 premium channels • All 6 channels offered in HD • Powerful original series and big hit movies • First-run output and library films • STARZ ON DEMAND: offers more than 3,200 monthly selections, with over 500 movies and approximately 2,700 series episodes
STARZ ENCORE	STARZ ENCORE STARZ ENCORE ACTION STARZ ENCORE BLACK STARZ ENCORE CLASSIC STARZ ENCORE ESPAÑOL STARZ ENCORE FAMILY STARZ ENCORE SUSPENSE STARZ ENCORE WESTERNS STARZ ENCORE ON DEMAND	• 8 premium channel offerings • Favorite films and series across genre-themed channels • First-run and classic favorites • STARZ ENCORE ON DEMAND: offers more than 3,900 monthly selections, with over 500 movies and select series
movieplex	**movie**plex **indie**plex **movie**plex On Demand **HD** **retro**plex	• 3 premium channel offerings • All 3 channels offered in HD • Variety of art house, independent films and classic movie library content • MOVIEPLEX ON DEMAND: offers more than 200 movies every month
THE **STARZ** APP	STARZ	• On-demand streaming and downloadable access to STARZ, STARZ ENCORE and MOVIEPLEX networks' content in a single destination app • The Starz app offers approximately 7,500 monthly movies and series episodes including: ◦ Over 1,300 movies ◦ Approximately 500 Starz Original series episodes ◦ Over 5,600 other series episodes

Demographics

Our Starz Networks’ services deliver Obsessable™ original series and hit movies that appeal to a wide range of audiences, attracting both die hard and casual viewers and serving a variety of fandoms. We are focused on developing and delivering content to meet the needs of engaged viewers, including African Americans, Latino, LGBTQIA and female audiences.

Built to serve both our traditional MVPDs as well as the OTT community, the STARZ app is a best-in-class subscription video app designed with fans in mind. In addition to targeting MVPD subscribers, the STARZ app targets audiences who are looking for an alternative to a traditional subscription package. The primary audience for the app consists of a balanced mix of individuals, who are cost-conscious, heavy consumers of video content and likely have at least one OTT subscription service. Other important segments consist of households with children and frequent travelers looking for the ability to download and watch blockbuster theatricals, STARZ original series and favorite TV and movies without an internet connection.

Affiliation agreements

Our Starz Networks’ services are distributed pursuant to affiliation agreements with Distributors (primarily MVPDs). These agreements require delivery of programming that meets certain standards. We earn revenue under these agreements either (i) based on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates through 2022.

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

For the fiscal year ended March 31, 2018, revenue earned under Starz Networks’ affiliation agreements combined with revenue earned under other Lionsgate agreements with AT&T (including DIRECTV) accounted for at least 10% of Lionsgate's revenue.

OTT service

The STARZ app is the single destination for both Distributor authenticated and direct OTT subscribers to stream or download our Starz Networks’ original series and movie content. The STARZ app:

•	Is available on a wide array of platforms and devices;

•	Includes on-demand streaming and downloadable access to our Starz Networks’ content in a single destination app;

•	Offers instant access to approximately 7,500 selections each month (including original series and commercial free movies);

•	Is available for purchase as a standalone OTT service for $8.99/month; and

•	Is available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services.

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

A summary of Starz Networks’ significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements		Significant library programming agreements
Studio	Term (1)	Studio	Term
Sony . . . . . . . . . . . . . . . . . . . . . . . . .	12/2021	Twentieth Century Fox . . . . . . . . . .	02/2019
		Warner Bros. . . . . . . . . . . . . . . . . . .	06/2021
		Sony Pictures . . . . . . . . . . . . . . . . . .	10/2021
		Universal . . . . . . . . . . . . . . . . . . . . .	12/2021
		Paramount . . . . . . . . . . . . . . . . . . .	10/2022
		Miramax . . . . . . . . . . . . . . . . . . . . .	02/2023
		MGM . . . . . . . . . . . . . . . . . . . . . . . .	04/2025
		The Weinstein Company . . . . . . . . .	01/2026
		Lionsgate . . . . . . . . . . . . . . . . . . . . .	05/2028
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

Original programming

Starz Networks produces and contracts with independent production companies and our Television Production operating segment to produce original programming that appears on our Starz Networks’ services. These contractual arrangements can provide Starz Networks with:

•	Outright ownership of the programming, in which case we wholly-own the series and receive all distribution and other rights to the content;

•	An exclusive U.S. pay television license and other distribution or ancillary rights covering specific territories for specified periods of time; or

•	An exclusive U.S. pay television license which provides for the programming to appear only on Starz Networks’ services for specified periods of time.

Starz Networks’ currently announced fiscal 2019 STARZ Originals line-up is as follows:

Title
America to Me (documentary series)	10
American Gods Season 2	8
Counterpart Season 2	10
Howard’s End (limited series)	4
TBD (documentary series)	6
Now Apocalypse Season 1	10
Outlander Season 4	13
Power Season 5	10
Spanish Princess	8
Sweetbitter Season 1	6
Vida Season 1	6
TBD scripted series	10
Warriors of Liberty City (documentary series)	8
Wrong Man (documentary series)	6
115

Starz Networks fiscal 2018 STARZ Originals line-up was as follows:

Title	Number of Episodes
American Gods Season 1	8
Ash vs Evil Dead Season 3	10
Counterpart Season 1	10
Girlfriend Experience Season 2	14
Outlander Season 3	13
Power Season 4	10
Survivor’s Remorse Season 4	10
White Princess	8
83

Over the past several years, Starz Networks’ programming has been nominated and has won numerous Emmy ® Awards, Golden Globe ® Awards and Screen Actors Guild ® Awards.

Transmission

We uplink our programming to four non-preemptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under long-term lease agreements. These transponder leases have termination dates in 2023. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a third party facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

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

Closed Captioning

The Telecommunications Act of 1996 also required the FCC to establish rules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for Internet protocol (“IP”) delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards for captioning accuracy, synchronicity, completeness and placement and captioning best practices for programmers. In 2016, the FCC amended its closed captioning requirements to make programmers jointly responsible with distributors for captioning compliance, and to adopt certain registration, certification and complaint procedures applicable to programmers. The video programmer registration and compliance certification requirements of the amended rules have not yet become effective. As a result of these captioning requirements, our networks may incur additional costs for closed captioning.

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

Satellites and Uplink

In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the U.S. by the World Radio communication Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

Program Access

Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated Distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing Distributors on terms and conditions that do not unfairly discriminate among Distributors. The FCC’s program licensing rules establish a damages remedy in situations where the defendant knowingly violates the regulations and a timeline for the resolution of complaints, among other things. As part of the FCC’s 2008 order approving the acquisition by Liberty Media Corporation (now known as Qurate Retail, Inc.) (“Liberty Media”) of a controlling interest in DIRECTV, the FCC imposed program access conditions on Liberty Media and its affiliated entities, which remain applicable to Starz. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we also are required to make our programming services available to all Distributors on nondiscriminatory terms and conditions.

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

Starz Networks’ Strategy

Our Starz Networks’ mission is to be a leading global entertainment brand providing powerful and immersive experiences. To that end, our goal is to provide Distributors and subscribers with high-quality, differentiated premium video services available on multiple viewing platforms. Starz Networks focuses on the following strategic goals:

•
Deliver engaging, brand building, premium original programming. We believe this is the most effective path to building a differentiated STARZ brand, which resonates with our Distributors and subscribers. Targeting underserved audiences (e.g., African American, Latino, LGBTQIA, female) will continue to be a core pillar of our Starz Networks’ original programming content strategy. As a result, our subscribers will have a regular opportunity to see a new episode of a STARZ original series or a new season of an existing STARZ original series on its flagship STARZ service throughout the year.

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

•
Expand the STARZ brand and business in new international markets. In addition to STARZ PLAY Arabia (see Joint Ventures, Partnerships and Ownership Interests below), we will continue to look for other opportunities in international markets (such as our exclusive, long term alliance with Bell Media to bring Starz to Canada) to enhance our Starz Networks' brand and ultimately grow this business.

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

Media Networks - Streaming Services

Streaming services represent revenues derived from the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms including PANTAYA and Tribeca Shortlist.

PANTAYA, our joint venture with Hemisphere Media Group, is the first-ever premium streaming destination for world-class movies in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S.

Tribeca Shortlist, our joint venture with Tribeca Enterprises, is a premium SVOD service that features a high-quality collection of handpicked films that are recommended by popular actors, directors, insiders and influencers who know and love movies, including major studio releases and independent studio gems, foreign film favorites and documentaries.

JOINT VENTURES, PARTNERSHIPS AND OWNERSHIP INTERESTS

Our joint ventures, partnerships and ownership interests support our strategy of being multiplatform global industry leader in entertainment. We regularly evaluate our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

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

Elevation Sales. In 2007, Lionsgate UK acquired an interest in Elevation Sales, a film sales and distribution company in the UK.

Globalgate Entertainment. In May 2016, we partnered with international entertainment executives Paul Presburger, William Pfeiffer and Clifford Werber to launch Globalgate Entertainment. Globalgate, who has built a consortium of international distributors, sources and curates remakes and original intellectual property and co-finances mainstream, wide-release local-language films in key international territories.

Immortals. In January 2017, we acquired an interest in Immortals, an eSports franchise.
Kindle Entertainment. In December 2015, Lionsgate UK acquired an interest in UK television and film production company Kindle Entertainment.

Laugh Out Loud. In March 2016, we entered into a partnership with Kevin Hart and Hartbeat Digital to launch Laugh Out Loud, a comedy brand and multi-platform network that serves as the exclusive home for all content created by Kevin Hart.

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

Pilgrim Media Group. In November 2015, we acquired an interest in Craig Piligian’s Pilgrim Media Group, which boasts an unscripted programming slate with more than 20 programs in production and over 40 projects in active development.

Pop. Entered into in March 2013, Pop is our joint venture with CBS Corporation. The partnership combines CBS’s programming, production and marketing assets with Lionsgate’s resources in motion pictures, television and digitally delivered content.

Potboiler Television. In December 2016, Lionsgate UK acquired an interest in Potboiler Television, a UK television drama company that develops and produces thought-provoking and entertaining films and television dramas, stories which have meaning, resonance, integrity and heart.

Primal Media. In July 2016, Lionsgate UK acquired an interest in Primal Media, a production company that develops and produces unscripted programs in the UK, and works with Lionsgate's alternative programming team in the U.S. to produce U.S. formats for the UK market.

Roadside Attractions. In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company.

STARZ PLAY Arabia. Launched in 2015, STARZ PLAY Arabia is a personalized OTT entertainment service that operates in 19 Middle East/North African countries. STARZ PLAY Arabia offers a deep selection of Hollywood movies and television series with English, Arabic and French language options, along with local Arabic and Bollywood content.

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

Social Responsibility and Employee Engagement

Lionshares

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

Employee Resource Groups

We provide our employees with an opportunity to enhance cross-cultural awareness, develop leadership skills and network across the Company’s various business units and levels with resource groups such as Lionsgate Multicultural Group, Lionsgate Pride, Lionsgate Vets and Lionsgate Women’s Empowerment Group.

•
Lionsgate Multicultural Group engages in third party partnerships that promote diversity, equity and inclusion within the Company and the industry, allowing for an exchange of ideas and resources that contribute to overall innovation.

•	Lionsgate Pride supports, develops and inspires future LGBTQ leaders within the Company and the industry.

•	Lionsgate Vets creates a community of veterans and their supporters working together to enhance veteran presence and engage the industry from the unique perspective of a military background.

•	Lionsgate Women’s Empowerment Group creates a community that improves the prominence of female leaders and empowers women at all levels within the Company and the industry.

Employees

As of May 21, 2018, we had 1,686 full-time employees in our worldwide operations, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia, resulting from the merger of Lions Gate Entertainment Corp. and Beringer Gold Corp. on November 13, 1997. Beringer Gold Corp. was incorporated under the Business Corporation Act (British Columbia) on May 26, 1986 as IMI Computer Corp. Lions Gate Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997 to change its name to Lions Gate Entertainment Corp., and on September 24, 1997, continued under the Business Corporation Act (British Columbia) (“BCBCA”).

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at investors.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit & Risk Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K. We will disclose on our website waivers of, or amendments to, our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or persons performing similar functions.

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

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content. This may require us to fund a significant portion of our capital requirements under the Senior Credit Facilities or other financing sources. Although we reduce the risks of our production exposure through tax credit programs, government and industry programs, other studios and co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition and distribution of future motion picture and television content. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Budget overruns may adversely affect our business. While our business model requires that we be efficient in the production of motion picture and television content, actual production costs may exceed their budgets. The production, completion and distribution of such content can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun ourselves. We cannot make assurances regarding the availability of such additional financing on terms acceptable to us, or that we will recoup these costs. For instance, increased costs incurred with respect to a particular film may result in a delayed release and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup costs.

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

Changes in our business strategy, plans for growth or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have been made in our interactive ventures and games business, in our global franchise management business (including location-based entertainment) and investments related to direct-to-consumer offerings. Some of these investments may have short-term returns that are negative or low and the ultimate prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

We have entered into output licensing agreements that require Starz to make substantial payments.

Starz has an output licensing agreement with Sony to acquire theatrical releases that will expire on December 31, 2021. Starz is required to pay Sony for films released at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to Starz each year), and the amounts payable pursuant to such agreement will be substantial. We believe that the theatrical performance of the films Starz will receive under the agreements will perform at levels consistent with the performance of films Starz has received from Sony in the past. We also assume a certain number of annual releases of first run films by Sony’s studios consistent with the number Starz received in prior years. Should the films perform at higher levels across the slate of films Starz receives or the quantity of films increase, then our payment obligations would increase and would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our revenues and results of operations may fluctuate significantly.

Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the motion picture, television and other content that we sell, license or distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances, to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

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

Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with generally accepted accounting principles and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program. In addition, we amortize film and television programming costs using the “individual-film-forecast” method. Under this accounting method, we amortize film and television programming costs for each film or television program based on the following ratio:

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

We depend on distributors that carry our Starz Networks’ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all. Starz currently distributes programming through affiliation agreements with many distributors, including AT&T, Cablevision, Charter, Comcast, Cox, DISH Network and Verizon. These agreements are scheduled to expire at various dates through 2022. The largest distributors have significant leverage in their relationship with certain programmers, including Starz. For the fiscal year ended March 31, 2018, revenue earned under Starz Networks’ affiliation agreements combined with revenue earned under other Lionsgate agreements with AT&T (including DIRECTV) accounted for at least 10% of Lionsgate's revenue.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming typically continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current Starz Networks’ distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition, operating results, liquidity and prospects.

In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us would adversely impact our business, financial condition, operating results, liquidity and prospects.

Increasing rates paid by distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our STARZ and STARZ ENCORE services. The amounts paid by distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from distributors continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

We depend on distributors to market Starz’s networks and other services, the lack of which may result in reduced customer demand. At times, certain of our distributors do not allow us to participate in cooperative marketing campaigns to market Starz’s networks and services. Our inability to participate in the marketing of our networks and other services may put us at a competitive disadvantage. Also, our distributors are often focused more on marketing their bundled service offerings (video, Internet and telephone) than premium video services. If our distributors do not sign up new subscribers to our networks, we may lose subscribers which would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenue is earned outside of the U.S. Our currency exposure is primarily between Canadian dollars, British pound sterling, Euros and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Moreover, we may experience currency exposure on distribution and production revenues and expenses from foreign countries. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive.  We derive revenues and profits from our STARZ and STARZ ENCORE networks and the production and licensing of television programming to broadcast and cable networks and other premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry including the disruption of the traditional television content distribution model by OTT services, which are increasing in number and some of which have significant and growing subscriber/user bases. Over the past few years, the number of subscribers to traditional services in the U.S. has declined each year. Developments in technology and new content delivery products and services have also led to an increasing amount of video content that is available through OTT services and consumers spending an increased amount of time viewing such content, as well as changes in consumers’ expectations regarding the availability and packaging of video content, their willingness to pay for access to such content, their perception of what quality entertainment is and how much it should cost, and the ease for a consumer to unsubscribe or switch. We are engaged in efforts to respond to and mitigate the risks from these changes, including launching the STARZ service on these OTT services and on a direct-to-consumer basis and making our STARZ OTT service available on an authenticated basis as an additional benefit to paying subscribers of our linear premium services. Growth in OTT service subscribers may be slower than the decline of service subscribers on traditions services in the U.S., and we may incur significant costs to implement our strategy and initiatives, and if we are not successful, our competitive position, businesses and results of operations could be adversely affected.

The directional guidance we provide from time to time is subject to several factors that we may not be successful in achieving. From time to time, we provide directional guidance for certain financial periods which depends on a number of factors that we may not be successful in achieving, including, but not limited to, the timing and commercial success of content that we distribute, which cannot be accurately predicted. In particular, underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances significantly. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for future periods. Management prepares directional guidance on the basis of available information at such time, and believes such estimates are prepared on a reasonable basis. However, such estimates should not be relied on as necessarily indicative of our actual financial results. Our inability to achieve directional guidance could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We may seek claims against a seller for claims against us relating to any acquisition or business combination that the seller may not indemnify us for or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our success depends upon the continued efforts, abilities and expertise of our executive teams and other key employees, including production, creative and technical personnel. Our success also depends on our ability to identify, attract, hire, train and retain such personnel. We have entered into employment agreements with top executive officers and production executives but do not currently have significant “key person” life insurance policies for any employee. Although it is standard in the industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future, and our inability to do so could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

If Starz’s programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of Starz’s programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue and earnings. We cannot ensure that we will be able to maintain the success of any of Starz’s current programming, or generate sufficient demand and market acceptance for Starz’s new original programming. This could materially adversely impact our business, financial condition, operating results, liquidity and prospects.

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

We cannot assure you that we will ultimately be successful in negotiating renewals of Starz’s programming rights agreements or in negotiating adequate substitute agreements. In the event that these agreements expire or are terminated and are not replaced by programming content, including additional original programming, acceptable to Starz’s distributors and subscribers, it would have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our STARZ and STARZ ENCORE networks are typically carried and premium video programming packages and premium a la carte services on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of any downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

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

We are subject to intense competition for marketing and carriage of our Starz networks. The subscription video programming industry is highly competitive. Our STARZ and STARZ ENCORE networks compete with other programming networks and other video programming services for marketing and distribution by distributors. We face intense competition from other providers of programming networks for the right to be carried by a particular distributor and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service. Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. The inability of our programming networks to be carried by one or more distributors, or the inability of our programming networks to be placed on a particular tier or programming package could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our success is dependent upon our continued ability to transmit Starz’s programming to distributors from Starz’s satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. Starz has entered into long-term satellite transponder leases that expire in 2023 in the U.S. for carriage of our Starz’s networks’ programming. These leases provide for the continued carriage of Starz’s programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying Starz’s programming. Although we believe that we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

Despite Starz’s efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all. This may result in an inability to transmit content and could result in significant lost revenue and lost subscribers and would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

If Starz’s technology facilities fail or their operations are disrupted, our business could be damaged.

Starz’s programming is transmitted from Starz’s uplink center in Englewood, Colorado. Starz uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. Starz’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. Starz has made arrangements at a third-party facility to uplink Starz’s linear channels and services to Starz’s satellites in the event Starz is unable to do so from this facility. Additionally, Starz has direct fiber connectivity to certain of Starz’s distributors, which would allow continuous operation with respect to a significant segment of Starz’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption at Starz’s facility, and any failure by Starz’s third-party facility to perform as intended, would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Service disruptions or failures of the Company’s or our vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other bad acts, natural disasters, extreme weather, accidental releases of information or other similar events, may disrupt our businesses, damage our reputation or have a negative impact on our results of operations.

Shutdowns or service disruptions of our information systems or networks or to vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms and other destructive or disruptive software; denial of service attacks and other bad acts, as well as power outages, natural disasters, extreme weather, terrorist attacks, or other similar events. Shutdowns or disruption from such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data, release or threatened release of data publicly, misuse or threatened misuse of data, and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our business, damage to our reputation or brands or a loss of customers. We may not have adequate insurance coverage to compensate it for any losses associated with such events.

We are also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in our information systems and networks or of our vendors, including sensitive or confidential personnel, customer or vendor data, business information or other sensitive or confidential information (including our content). The number and sophistication of attempted and successful information security breaches have increased in recent years and, as a result, the risks associated with such an event continue to increase. We expect that outside parties will attempt to penetrate our systems and those of our vendors or fraudulently induce our employees or customers or employees of our vendors to disclose sensitive or confidential information to obtain or gain access to our data, business information or other sensitive or confidential information. If a material breach of our information systems or those of our vendors occurs, the market perception of the effectiveness of our information security measures could be harmed, we could lose customers, our revenues could be adversely affected and our reputation, brands and credibility could be damaged. In addition, if a material breach of our information systems occurs, we could be required to expend significant amounts of money and other resources to review data and systems to determine the extent of any breach, repair or replace information systems or networks or to comply with notification requirements. We also could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of our information systems or our vendors.

Although we develop and maintain information security practices and systems designed to prevent these events from occurring, the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies change and tactics to overcome information security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Moreover, the techniques used by parties seeking to evade the information security practices and systems to infiltrate, disrupt, or for some other hostile purpose change rapidly and often are not recognized until launched against some targets. Information security risks will continue to increase, and we will need to expend additional resources to protect our information systems, networks, data, business information and other sensitive or confidential information as we distribute more of our content digitally, engage in more electronic transactions directly with consumers, acquire more consumer data, including information about consumers’ viewing behavior, their credit card information and other personal data, increase the number of information technology systems used in our business operations, rely on cloud-based services and information systems and increases our use of third-party service providers to perform information technology services.

Our activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws, rules and regulations have been adopted in recent years aimed at protecting all individuals, including children who use the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual's personally identifiable information (e.g., credit card numbers). Many foreign countries have adopted similar laws governing individual privacy, including safeguards which relate to the interaction with children. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

Our Starz networks business is limited by regulatory constraints which may adversely impact our operations.

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

Regulations governing our network businesses are subject to the political process and have been in constant flux historically. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

In connection with the merger between us and Starz, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock.  We have not determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights.  As of March 31, 2018, we have not paid the merger consideration for the shares that have demanded appraisal but have recorded a liability of $869.3 million for the estimated value of the merger consideration that would have been payable to such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly.  Subsequently, prior to February 6, 2017, we were notified that holders of approximately 2.5 million of such shares withdrew their demand for appraisal and have accepted the merger consideration. Since the merger closed on December 8, 2016, five petitions for appraisal have been filed in the Court of Chancery of the State of Delaware. See Note 16 to our consolidated financial statements for a discussion of these proceedings. Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that we may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal.

Any decisions to reduce or discontinue paying cash dividends to our shareholders or repurchase our common shares pursuant to our previously announced share repurchase program could cause the market price for our common shares to decline.

Our Board of Directors assesses relevant factors when considering the declaration of a dividend on or repurchases of our common stock. Our payment of quarterly cash dividends and repurchases of our common shares pursuant to our share purchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common shares pursuant to our share repurchase program could cause the market price of our common shares to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of our common shares are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing our common shares at historical levels could result in a lower market valuation of our common shares.

Risks Related Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2018, we and our subsidiaries have corporate debt of approximately $2,520.0 million, capitalized lease obligations of approximately $50.5 million and production loan obligations of approximately $352.9 million, and the Senior Credit Facilities provide for unused commitments of $1.5 billion. On the same basis, approximately $2,050.5 million of such indebtedness is secured (including all of our capital lease obligations but excluding all of our production loan obligations).

Our high level of debt could have adverse consequences on our business, such as:

•	making it more difficult for us to satisfy our obligations with respect to our notes and our other debt;

•	limiting our ability to refinance such indebtedness or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to economic downturns and adverse developments in our business;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

In addition, the Senior Credit Facilities and the indenture that govern our 5.875% Senior Notes due 2024 issued in October 2016 (the “2016 5.875% Senior Notes”) and our new 5.875% Senior Notes due 2024 issued in March 2018 (the “2018 5.875% Senior Notes”) each contain restrictive covenants limiting our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities, the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities, the indenture that governs the 2016 5.875% Senior Notes, and the indenture that governs the 2018 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and they also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of the 2018 5.875% Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the 2018 5.875% Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 2018 5.875% Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the 2018 5.875% Senior Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2018 5.875% Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the senior credit facilities, the indenture that governs the 2018 5.875% Senior Notes, and the indenture that governs the 2018 5.875% Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 2016 5.875% Senior Notes and/or the 2018 5.875% Senior Notes could declare all outstanding principal and interest under such notes to be due and payable, the lenders under the Senior Credit Facilities could terminate their commitments to loan money, the lenders under our secured debt could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Credit Facilities, the indenture that governs the 2016 5.875% Senior Notes, and the indenture that governs the 2018 5.875% Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

The terms of the Senior Credit Facilities, the indenture that governs the 2016 5.875% Senior Notes, and the indenture that governs the 2018 5.875% Senior Notes, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities, the indenture that governs the 2016 5.875% Senior Notes, and the indenture that governs our 2018 5.875% Senior Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limits our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue certain disqualified stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt that is junior in right of payment to the 2018 5.875% Senior Notes;

•	make loans or investments;

•	incur liens;

•	restrict dividends, loans or asset transfers from our restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The indenture that governs the 2016 5.875% Senior Notes and the indenture that governs the 2018 5.875% Senior Notes also limit the ability of Lions Gate and our guarantors to consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, the restrictive covenants in the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Senior Credit Facilities, the indenture that governs the 2016 5.875% Senior Notes, and the indenture that governs the 2018 5.875% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders to terminate all commitments to extend further credit pursuant to the revolving facility thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

An increase in the ownership of our Class A voting common shares by certain shareholders could trigger a change in control under the agreements governing our indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control of in excess of a certain percentage of the total voting power of our Class A voting common shares, no par value per share (the "Class A voting shares").

Upon the occurrence of certain change of control events, the holders of the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes may require us to repurchase all or a portion of such 2016 5.875% Senior Notes and such 2018 5.875% Senior Notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 18% of our voting stock and 21% of our non-voting common stock, are “Permitted Holders” for purposes of the indenture that governs the 2016 5.875% Senior Notes and the indenture that governs the 2018 5.875% Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the indenture that governs the 2018 5.875% Senior Notes and the indenture that governs the 2018 5.875% Senior Notes (in which case holders of the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes would not have a right to have their 2016 5.875% Senior Notes or 2018 5.875% Senior Notes, as applicable, repurchased), but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

We may not be able to repurchase outstanding debt upon a qualifying change of control for such debt, because the we may not have sufficient funds. Further, we may be contractually restricted under the terms of the Senior Credit Facilities from repurchasing all of the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes tendered by holders upon a change in control. Our failure to repurchase the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes upon a change in control would cause a default under the indenture that governs the 2016 5.875% Senior Notes and the indenture that governs the 2018 5.875% Senior Notes and a cross-default under the Senior Credit Facilities.

The Senior Credit Facilities will also provide that certain change of control events will result in an event of default that permits lenders to accelerate the maturity of borrowings thereunder and, in the case of the Senior Credit Facilities, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase our outstanding 2016 5.875% Senior Notes and 2018 5.875% Senior Notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the 2016 5.875% Senior Notes and the 2018 5.875% Senior Notes. Any of our future debt agreements may contain similar provisions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

        Under Section 7874, if (a) the Starz stockholders own (within the meaning of Section 7874) 80% or more (by vote or value) of our post-reclassification shares after the Starz merger by reason of holding Starz common stock (the “80% ownership test,” and such ownership percentage the “Section 7874 ownership percentage”), and (b) our “expanded affiliated group” does not have “substantial business activities” in Canada when compared to the total business activities of such expanded affiliated group (the “substantial business activities test”), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 80% but at least 60% (the “60% ownership test”), and the substantial business activities test is not met, Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit our ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

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

        For example, these New Regulations disregard, for purposes of determining the Section 7874 ownership percentage, (a) any “non-ordinary course distributions” (within the meaning of the temporary regulations) made by the acquired U.S. corporation (such as Starz) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (b) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, as well as (c) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S. partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested. Taking into account the effect of these New Regulations, it is currently believed that the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 60%. However, these New Regulations are new and complex, there is no guidance regarding their application and some of the relevant determinations must be made based on facts as they exist at the time of the closing of the acquisition. Accordingly, there can be no assurance that the Section 7874 ownership percentage of the Starz stockholders after the merger will be less than 60% as determined under the temporary regulations, or that the IRS will not otherwise successfully assert that either the 80% ownership test or the 60% ownership test were met after the merger.

        If the 80% ownership test has been met after the merger and we were accordingly treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we would be subject to substantial additional U.S. tax liability. In addition, non-U.S. shareholders of Lions Gate would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty). Regardless of any application of Section 7874, we are expected to be treated as a Canadian tax resident for Canadian tax purposes. Consequently, if we were to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we could be liable for both U.S. and Canadian taxes, which could have a material adverse effect on our financial condition and results of operations.

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

        As discussed above, under current law, we are expected to be treated as a non-U.S. corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply as a result of the merger. However, changes to Section 7874, or the U.S. Treasury regulations promulgated thereunder, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules to Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us). Any such changes could have prospective or retroactive application. If we were to be treated as a U.S. corporation for federal tax purposes or if Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) were to become subject to such adverse U.S. federal income tax rules, we and our U.S. affiliates could be subject to substantially greater U.S. tax liability than currently contemplated.

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

        Other recent legislative and other proposals (including most recently final Treasury regulations under Section 385 of the Code issued by the U.S. Treasury and the IRS on October 13, 2016 (the “Final Section 385 Regulations”), if enacted or finalized, could cause us and our affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, and could cause us and our affiliates to recognize additional taxable income. Any such proposals, and any other relevant provisions that can change on a prospective or retroactive basis, could have a significant adverse effect on us and our affiliates.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21% and included numerous other provisions reflecting fundamental tax reform. The Tax Act could limit the availability of tax benefits or deductions that we currently claim or otherwise increase the taxes that the U.S. imposes on our worldwide operations. We have included the estimated impact of the new law on our financials based on management’s current knowledge and assumptions. The Internal Revenue Service and U.S. Treasury Department may, however, issue guidance, regulations, or technical corrections that could change our interpretation of the Tax Act, which could have an adverse impact on our effective tax rate.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404, where we occupy 192,584 square feet (per a lease that expires in August 2023).

In addition, we lease the following properties used by our Motion Pictures, Television Production and Media Networks segments:

•	280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023);

•	93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2020);

•	60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);

•	34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);

•	22,992 square feet at 2600 Colorado Avenue, Santa Monica, California (per a lease that expires in January 2020);

•	11,907 square feet at 2401 W. Big Beaver Road, Troy, Michigan (per a lease that expires in September 2019);

•	11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);

•	8,794 square feet at 9777 Wilshire Blvd., Beverly Hills, California (per a lease that expires in March 2020);

•	1,968 square feet at 1235 Bay Street, Toronto, Ontario (per a lease that expires in December 2020);

•	1,645 square feet at A6 Gonti Road, Beijing, China (per a lease that expires in June 2020);

•	1,200 square feet at 205, Landmark Building, New Link Road, Mumbai, India (per a lease that expires in October 2020);

•	975 square feet at 3 Boulevard Royal, Luxembourg City, Luxembourg (per a lease that expires in May 2021); and

•	620 square feet at Millennium City 5, 418 Kwun Tong Road, Kwun Tong, Hong Kong (per a lease that expires in October 2019).

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

For a discussion of certain claims and legal proceedings, see Note 16 - Commitments and Contingencies to our consolidated financial statements, which discussion is incorporated by reference into this Part I, Item 3, Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares were previously listed on the NYSE under the symbols “LGF.” Effective December 9, 2016, each then existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Class A voting shares and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, no par value per share (the "Class B non-voting shares"). Our Class A voting shares are listed on the NYSE under the symbol “LGF.A”. Our Class B non-voting shares are listed on the NYSE under the symbol “LGF.B”.
As of May 21, 2018, the closing price of our Class A voting shares on the NYSE was $23.72, and the closing price of our Class B non-voting shares on the NYSE was $22.24.
The following table presents the high and low sale prices of our common shares on the NYSE for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Common shares (per share)
	Class A (LGF.A)		Dividends Declared	Class B (LGF.B)		Dividends Declared
Year Ended March 31, 2019	High	Low		High	Low
First quarter (through May 21, 2018)	$27.02	$21.54	—	$25.19	$19.97	—

Year Ended March 31, 2018
Fourth quarter (January 1, 2018 to March 31, 2018)	$36.48	$25.34	$0.09	$34.41	$23.76	$0.09
Third quarter (October 1, 2017 to December 31, 2017)	$34.75	$27.44	—	$33.10	$26.66	—
Second quarter (July 1, 2017 to September 30, 2017)	$33.49	$26.40	—	$31.88	$25.51	—
First quarter (April 1, 2017 to June 30, 2017)	$29.25	$24.56	—	$27.14	$22.50	—

Year Ended March 31, 2017
Fourth quarter (January 1, 2017 to March 31, 2017)	$29.03	$24.27	—	$27.14	$22.72	—
Third quarter (December 9, 2016 to December 31, 2016)	$28.23	$26.09	—	$27.01	$24.46	—

	LGF
Year ended March 31, 2017	High	Low	Dividends Declared
Third quarter (October 1, 2016 to December 8, 2016)	$26.29	$18.28	—
Second quarter (July 1, 2016 to September 30, 2016)	$22.30	$18.52	—
First quarter (April 1, 2016 to June 30, 2016)	$23.52	$19.37	$0.09

Holders
As of May 21, 2018, there were approximately 539 and 701 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

Dividends

On February 8, 2018, our Board of Directors approved a quarterly cash dividend of nine cents ($0.09) per each of the Class A voting shares and the Class B non-voting shares payable May 1, 2018, to shareholders of record as of March 31, 2018. The amount of any future dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.

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

No common shares were purchased by us during the year ended March 31, 2018.

Additionally, during the three months ended March 31, 2018, 48,404 Class A voting shares and 121,914 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

On June 30, 2016, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Starz and Orion Arm Acquisition Inc. a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of the Company.

On October 21, 2016, the Company and Lions Gate Entertainment Inc. ("LGEI") entered into a Securities Issuance and Payment Agreement (the “Securities Issuance Agreement”), pursuant to which the Company and LGEI agreed to issue to AT&T Media Holdings, Inc. (“AT&T”) $50 million in, at LGEI’s election, (a) an equal number of Class A voting shares and Class B non-voting shares, (b) cash or (c) a combination thereof, and paid in three $16.67 million annual installments, beginning on the first anniversary of the consummation of the Merger. The Class A voting shares and Class B non-voting shares will be deemed to have a value equal to the 30-day volume weighted average price of the Company’s Class A voting shares and Class B non-voting shares, respectively, as of the business day immediately prior to the applicable payment date.

The Company entered into the Securities Issuance Agreement in connection with Starz’s multi-year extensions of its affiliation agreements with both AT&T Services, Inc. and DIRECTV, LLC (the “affiliation agreements”). The Securities Issuance Agreement became effective upon the closing of the Merger on December 8, 2016 and will terminate upon certain terminations of the affiliation agreements. On December 8, 2017, the Company issued the first installment under the Securities Issuance Agreement of 266,667 Class A voting shares and 278,334 Class B non-voting shares to AT&T as a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were registered for resale pursuant to a registration statement on Form S-3 dated February 8, 2018.

Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2013 and ending March 31, 2018. All values assume that $100 was invested on March 31, 2013 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/13	3/14	3/15	3/16	12/9/16	3/17	3/18
Lions Gate Entertainment Corporation-Class A(1)	$100.00	$112.85	$144.39	$94.06		$114.85	$112.08
Lions Gate Entertainment Corporation-Class B(1)					$100.00	$92.45	$91.66
NYSE Composite	$100.00	$118.47	$125.61	$120.69		$139.44	$154.78
S&P Movies & Entertainment	$100.00	$130.47	$158.88	$141.49		$170.73	$161.90
Dow Jones US Media Sector	$100.00	$127.42	$147.14	$143.90		$173.79	$163.22
________________

(1)
Immediately prior to the December 8, 2016 consummation of the Starz merger, we effected the reclassification of our capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued Class A voting shares and 0.5 shares of a newly issued Class B non-voting shares, subject to the terms and conditions of the merger agreement.

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
The Selected Consolidated Financial Data below includes the results of Starz from its acquisition date of December 8, 2016 onwards, and Pilgrim Media Group from its acquisition date of November 12, 2015 onwards. Due to the acquisitions of Starz and Pilgrim Media Group, the Company’s results of operations for the years ended March 31, 2018, 2017 and 2016 and financial positions as at March 31, 2018, 2017 and 2016 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(Amounts in millions, except per share amounts)
Statement of Operations Data:
Revenues	$4,129.1	$3,201.5	$2,347.4	$2,399.6	$2,630.3
Expenses:
Direct operating	2,309.6	1,903.8	1,415.3	1,315.8	1,369.4
Distribution and marketing	897.6	806.8	661.8	591.5	739.5
General and administration	454.4	355.4	262.4	252.8	247.4
Depreciation and amortization	159.0	63.1	13.1	6.6	6.5
Restructuring and other	59.8	88.7	19.8	10.7	7.5
Total expenses	3,880.4	3,217.8	2,372.4	2,177.4	2,370.3
Operating income (loss)	248.7	(16.3)	(25.0)	222.2	260.0
Interest expense
Interest expense	(137.2)	(99.7)	(54.9)	(52.5)	(66.2)
Interest on dissenting shareholders' liability	(56.5)	(15.5)	—	—	—
Total interest expense	(193.7)	(115.2)	(54.9)	(52.5)	(66.2)
Interest and other income	10.4	6.4	1.9	2.9	6.0
Loss on extinguishment of debt	(35.7)	(40.4)	—	(11.7)	(39.6)
Gain on sale of equity interest in EPIX	201.0	—	—	—	—
Gain on Starz investment	—	20.4	—	—	—
Impairment of long-term investments and other assets	(29.2)	—	—	—	—
Equity interests income (loss)	(52.8)	10.7	44.2	52.5	24.7
Income (loss) before income taxes	148.7	(134.4)	(33.8)	213.4	184.9
Income tax benefit (provision)	319.4	148.9	76.5	(31.6)	32.9
Net income	468.1	14.5	42.7	181.8	152.0
Less: Net loss attributable to noncontrolling interest	5.5	0.3	7.5	—	—
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$50.2	$181.8	$152.0

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$2.27	$0.09	$0.34	$1.31	$1.11
Diluted net income per common share	$2.15	$0.09	$0.33	$1.23	$1.04

Weighted average number of common shares outstanding:
Basic	208.4	165.0	148.5	139.0	—
Diluted	220.4	172.2	154.1	151.8	—

Dividends declared per common share	$0.09	$0.09	$0.34	$0.26	$0.10

Balance Sheet Data (at end of period):
Cash and cash equivalents	$378.1	$321.9	$57.7	$102.7	$25.7
Investment in films and television programs and program rights(1)	1,945.2	1,991.2	1,457.6	1,381.8	1,274.6
Total assets	8,967.6	9,196.9	3,834.2	3,264.0	2,816.9
Total debt, net(2)	2,557.4	3,124.9	865.2	686.6	643.3
Production loans, net	352.5	353.3	690.0	600.5	418.0
Dissenting shareholders' liability(3)	869.3	812.9	—	—	—
Redeemable noncontrolling interests	101.8	93.8	90.5	—	—
Total Lions Gate Entertainment Corp. shareholders' equity	3,155.9	2,514.4	850.3	842.3	584.5
Total equity	3,156.9	2,514.4	850.3	842.3	584.5
_______________________

(1)	Total of investment in films and television programs and current and long-term portion of program rights.

(2)	Total debt includes corporate debt, convertible senior subordinated notes and capital lease obligations, net of unamortized discount and debt issuance costs, if applicable.

(3)
Dissenting shareholders' liability is classified as a current liability as of March 31, 2018 based on the timing of the scheduled trial set to commence in the second half of fiscal 2019 (see Note 16 to our consolidated financial statements). As of March 31, 2017, dissenting shareholders' liability was classified as a non-current liability.

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
Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to an Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated a merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger"). See Note 2 to our consolidated financial statements for further details of the Starz Merger.
Following the Starz Merger, beginning in the quarter ended December 31, 2016, the Company reorganized its segment structure and now manages and reports its operating results through three reportable business segments: Motion Pictures, Television Production and Media Networks (Media Networks was not a reportable segment prior to the quarter ended December 31, 2016). As a result of the Starz Merger, beginning December 8, 2016, the Motion Pictures segment includes Starz's third-party distribution business. See Note 15 to our consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2018, 2017 and 2016.

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

•
International. International revenues are derived from the licensing from our international subsidiaries of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis. International revenues also include revenues from the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

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

Television Production
Our Television Production segment includes revenues derived from the following:

•
Domestic Television. Domestic television revenues are derived from the licensing and syndication to domestic markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•
International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

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

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top ("OTT") providers (collectively, “Distributors”), and on a direct-to-consumer basis. Starz Networks’ revenue is recognized in the period during which programming is provided, either: (i) based solely on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements; (ii) based on amounts or rates specified in the affiliation agreements which are not tied solely to the total number of subscribers who receive our services, or (iii) the total number of subscribers who receive our direct-to-consumer service multiplied by the applicable retail rate.

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
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. Marketing costs for Media Networks includes advertising, consumer marketing, distributor marketing support and other marketing costs. In addition, distribution and marketing costs includes our Media Networks segment operating costs for the direct-to-consumer service, transponder expenses and maintenance and repairs.
General and administration expenses include salaries and other overhead.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our consolidated financial statements.
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
The cost of the Media Networks' segment original content is allocated between the pay television market and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. Costs allocated to the pay television market are amortized to expense over the anticipated number of exhibitions for each original series while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original series bears to its ultimate revenue. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue. All the costs of programming produced by the Media Networks segment and included in investment in films and television programs and program rights, net are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
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
Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired and our programming is continuing to be aired by the Distributor, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Payments to distributors for marketing support costs for which Starz does not receive a direct benefit are recorded as a reduction of revenue.
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $6.0 million, $7.1 million and $5.4 million on our total revenue in the fiscal years ended March 31, 2018, 2017, and 2016, respectively.

Provisions for Accounts Receivable. We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time or could be better or worse than anticipated and could result in an increase or decrease to our allowance for doubtful accounts, which is recorded in direct operating expenses.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction by jurisdiction basis; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. Based on our assessment in the quarter ended March 31, 2018, we recorded a valuation allowance of $68.2 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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
Goodwill. Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. We performed our last annual impairment test on our goodwill as of January 1, 2018 by comparing the fair value of each reporting unit to its carrying amount to determine if there was a potential goodwill impairment. Based on our qualitative assessments, including but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in our share price, we concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
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

Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS
Fiscal 2018 Compared to Fiscal 2017
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2018 and 2017. Due to the Starz Merger, fiscal 2017 includes the results of operations from Starz from the acquisition date of December 8, 2016. Revenue from Starz across all segments was $1.65 billion for the fiscal year ended March 31, 2018, as compared to $483.2 million for the period from the acquisition date of December 8, 2016 to March 31, 2017.

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,822.1	$1,920.6	$(98.5)	(5.1)%
Television Production	805.3	837.4	(32.1)	(3.8)%
Media Networks	1,532.5	456.6	1,075.9	nm
Intersegment eliminations	(30.8)	(13.1)	(17.7)	nm
Total revenues	4,129.1	3,201.5	927.6	29.0%
Expenses:
Direct operating	2,309.6	1,903.8	405.8	21.3%
Distribution and marketing	897.6	806.8	90.8	11.3%
General and administration	454.4	355.4	99.0	27.9%
Depreciation and amortization	159.0	63.1	95.9	152.0%
Restructuring and other	59.8	88.7	(28.9)	(32.6)%
Total expenses	3,880.4	3,217.8	662.6	20.6%
Operating income (loss)	248.7	(16.3)	265.0	nm
Interest expense	(193.7)	(115.2)	(78.5)	68.1%
Interest and other income	10.4	6.4	4.0	62.5%
Loss on extinguishment of debt	(35.7)	(40.4)	4.7	(11.6)%
Gain on sale of equity interest in EPIX	201.0	—	201.0	nm
Gain on Starz investment	—	20.4	(20.4)	nm
Impairment of long-term investments and other assets	(29.2)	—	(29.2)	nm
Equity interests income (loss)	(52.8)	10.7	(63.5)	nm
Income (loss) before income taxes	148.7	(134.4)	283.1	nm
Income tax benefit	319.4	148.9	170.5	114.5%
Net income	468.1	14.5	453.6	nm
Less: Net loss attributable to noncontrolling interest	5.5	0.3	5.2	nm
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$458.8	nm
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in fiscal 2018, due to the inclusion of Starz revenue for the entire fiscal year, as compared to the period from the acquisition date of December 8, 2016 to March 31, 2017 in fiscal 2017, offset partially by decreases in Motion Pictures revenues and, to a lesser extent, Television Production revenues. The Media Networks and Motion Pictures revenues in fiscal 2018 include $1,525.4 million and $126.4 million, respectively, of revenues from Starz, as compared to $453.7 million and $29.5 million, respectively, in fiscal 2017 from the date of acquisition.
The decrease in Motion Pictures revenue was primarily due to decreases in theatrical and international revenue driven by our smaller theatrical slate (15 feature films released in fiscal 2018 compared to 18 in fiscal 2017). In addition, fiscal 2017 included significant theatrical and international contributions from La La Land, Now You See Me 2 and Deepwater Horizon. These decreases were partially offset by an increase in Motion Pictures home entertainment revenue, driven by a greater contribution in fiscal 2018 from the Starz third party distribution business as a result of the Starz Merger.
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$774.0	$707.7	$66.3	9.4%
Television Production	30.2	39.9	(9.7)	(24.3)%
Media Networks	83.8	25.0	58.8	235.2%
	$888.0	$772.6	$115.4	14.9%

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$977.8	53.7%	$976.4	50.8%	$1.4	0.1%
Television Production	668.5	83.0	711.9	85.0	(43.4)	(6.1)%
Media Networks	628.4	41.0	202.2	44.3	426.2	210.8%
Other	45.6	nm	18.8	nm	26.8	142.6%
Intersegment eliminations	(10.7)	nm	(5.5)	nm	(5.2)	nm
	$2,309.6	55.9%	$1,903.8	59.5%	$405.8	21.3%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2018, primarily due to the inclusion of Starz expenses for the entire fiscal year and a slight increase in Motion Pictures direct operating expense. These increases were offset partially by lower Television Production direct operating expenses attributable to lower Television Production revenue, and lower direct operating expenses as a percentage of Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz, Pilgrim Media Group and Good Universe and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in Media Networks direct operating expense.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$551.7	$706.4	$(154.7)	(21.9)%
Television Production	29.3	33.6	(4.3)	(12.8)%
Media Networks	333.9	70.8	263.1	nm
Other	0.9	0.4	0.5	nm
Intersegment eliminations	(18.2)	(4.4)	(13.8)	nm
	$897.6	$806.8	$90.8	11.3%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$319.1	$474.5	$(155.4)	(32.8)%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses increased in fiscal 2018, due to the inclusion of distribution and marketing expenses from Starz in the Media Networks segment for the entire fiscal year, offset partially by decreased Motion Pictures theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.
Other consists of share-based compensation associated with certain employees whose salaries are included in Media Networks distribution and marketing expense.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$113.2		$105.3		$7.9	7.5%
Television Production	40.3		32.1		8.2	25.5%
Media Networks	100.9		45.0		55.9	nm
Corporate	110.3		92.5		17.8	19.2%
	364.7	8.8%	274.9	8.6%	89.8	32.7%
Share-based compensation expense	83.6		75.5		8.1	10.7%
Purchase accounting and related adjustments	6.1		5.0		1.1	22.0%
Total general and administrative expenses	$454.4	11.0%	$355.4	11.1%	$99.0	27.9%
_______________________
nm - Percentage not meaningful.
General and administrative expenses increased in fiscal 2018, resulting from the inclusion of general and administrative expense from Starz in the Media Networks segment for a full fiscal year, increased corporate general and administrative expenses, higher share-based compensation expense, and increased Motion Pictures and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in professional fees and salaries and related expenses.

Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-based compensation expense included in general and administrative expense is primarily due to compensation expense associated with the replacement of Starz share-based payment awards (see Note 2 to our consolidated financial statements). The following table reconciles this amount to total share-based compensation expense:

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$83.6	$75.5
Restructuring and other(1)	2.9	2.4
Direct operating expense	1.1	1.2
Distribution and marketing expense	0.9	0.4
Total share-based compensation expense	$88.5	$79.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 11 to our consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $159.0 million for fiscal 2018 increased $95.9 million from $63.1 million in fiscal 2017. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other decreased $28.9 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable and were as follows for the fiscal years ended March 31, 2018 and 2017 (see Note 14 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$21.5	$26.7	$(5.2)	(19.5)%
Accelerated vesting on equity awards (see Note 12)	2.9	2.4	0.5	20.8%
Total severance costs	24.4	29.1	(4.7)	(16.2)%
Transaction and related costs(2)	22.2	59.6	(37.4)	(62.8)%
Development expense(3)	13.2	—	13.2	nm
	$59.8	$88.7	$(28.9)	(32.6)%
_______________________
nm - Percentage not meaningful.

(1)
Severance costs in the fiscal year ended March 31, 2018 were primarily related to the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and additional workforce reductions in connection with the Starz Merger. Severance costs in the fiscal year ended March 31, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction and related costs in the fiscal years ended March 31, 2018 and 2017 reflect transaction, integration and legal costs incurred associated with certain strategic transactions. In fiscal 2018, these costs were primarily related to the the sale of EPIX (see Note 5 to our consolidated financial statements), the Starz Merger, legal fees associated with the Starz class action lawsuits and certain other legal matters. In fiscal 2017, these costs were primarily related to the Starz Merger, the legal fees associated with the Starz class action lawsuits, and an arbitration award of $5.8 million and related legal expenses.

(3)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year.

Interest Expense. Interest expense of $193.7 million in fiscal 2018 increased $78.5 million from fiscal 2017, driven by the increase in debt in connection with the Starz Merger and interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$3.9	$9.6
Term Loan A(1)	32.8	10.3
Term Loan B(1)	45.6	22.3
5.875% Senior Notes	30.7	13.1
5.25% Senior Notes	—	8.1
Term Loan Due 2022	—	14.1
Other	9.9	9.3
	122.9	86.8
Amortization of debt discount and financing costs	14.3	12.9
	137.2	99.7
Interest on dissenting shareholders' liability(2)	56.5	15.5
Total interest expense	$193.7	$115.2
 ______________________

(1)	See Note 7 to our consolidated financial statements for further description of our debt transactions.

(2)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger. See Note 2 to our consolidated financial statements.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $35.7 million in fiscal 2018, related to the March 2018 Senior Credit Facilities refinancing, the March 2018 exchange of $512.3 million of the 5.875% Senior Notes, the December 2017 Term Loan B refinancing, and other voluntary prepayments on the Previous Term Loan B-1/ Previous Term Loan B. See Note 7 to our consolidated financial statements for further detail of these transactions.
Loss on extinguishment of debt was $40.4 million in fiscal 2017 related to the extinguishment of debt in connection with the Starz Merger financing in the third quarter of fiscal 2017, and the early repayment of $400.0 million in principal amount on the Previous Term Loan B in the fourth quarter of fiscal 2017. See Note 7 to our consolidated financial statements.
Gain on Sale of Equity Interest in EPIX. Gain on sale of equity interest in EPIX in fiscal 2018 of $201.0 million represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX to MGM (see Note 5 to our consolidated financial statements). There was no comparable gain in fiscal 2017.
Gain on Starz Investment. Gain on Starz investment in fiscal 2017 of $20.4 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the previously held Starz available-for-sale securities, with no comparable gain in fiscal 2018.
Impairment of Long-Term Investments and Other Assets. During fiscal 2018, we recognized $29.2 million of other-than-temporary impairments on our investments and notes receivable (included in other assets), which were written down to their estimated fair value (see Note 5 to our consolidated financial statements). There was no comparable charge in fiscal 2017.

Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the fiscal years ended March 31, 2018 and 2017:

	March 31, 2018	Year Ended
		March 31,
	Ownership Percentage	2018	2017
		(Amounts in millions)
EPIX(1)(2)	n/a(1)	$4.0	$31.0
Pop(2)	50.0%	(9.0)	(6.9)
Other(3)	Various	(47.8)	(13.4)
		$(52.8)	$10.7
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 5 to our consolidated financial statements).

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

(3)
Other primarily consists of equity interest losses from our equity method interests in Laugh Out Loud, Playco, Atom Tickets and Defy Media Group in fiscal 2018, compared to equity interest losses from our equity method interest in Atom Tickets and Playco in fiscal 2017.

Income Tax Benefit. We had an income tax benefit of $319.4 million in fiscal 2018, compared to a benefit of $148.9 million in fiscal 2017. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. In addition, our total income tax benefit of $319.4 million in fiscal 2018 includes a net benefit of $259.1 million, consisting of a $165.0 million benefit from the impact of the change in U.S. federal tax rates (see below) on our beginning net deferred tax liability balances, a benefit of $162.3 million primarily for foreign affiliate dividends resulting from an internal capital restructuring in connection with our third party debt refinancing (see Note 7 to our consolidated financial statements), offset by charges of $58.8 million and $9.4 million from increases in our valuation allowance associated with certain U.S. and foreign deferred tax assets, respectively, that may not be realized on a more likely than not basis. The impact is reflected in Note 13 to our consolidated financial statements in the table that reconciles income taxes computed at U.S. statutory income tax rates to the income tax provision (benefit).

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, changed the ability to claim certain tax deductions, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Since we are not in a current U.S federal tax paying position for fiscal 2018, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate. Due to the reduction of the U.S. federal corporate income tax rate, we recorded a $165.0 million income tax benefit from the reduction of our beginning net U.S. deferred tax liabilities in the fiscal year ended March 31, 2018, which was considered a provisional amount based on reasonable estimates.

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
At March 31, 2018, we had U.S. net operating loss carryforwards of approximately $1,260.5 million available to reduce future federal income taxes which expire beginning in 2029 through 2038, state net operating loss carryforwards of approximately $712.8 million available to reduce future state income taxes which expire in varying amounts beginning 2021, and Canadian loss carryforwards of $132.5 million, which will expire beginning in 2034. In addition, at March 31, 2018, we had U.S. credit carryforwards related to foreign taxes paid of approximately $68.3 million to offset future federal income taxes that will expire beginning in 2021.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the fiscal year ended March 31, 2018 was $473.6 million, or basic net income per common share of $2.27 on 208.4 million weighted average common shares outstanding and diluted net income per common share of $2.15 on 220.4 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2017 of $14.8 million, or basic net income per common share of $0.09 on 165.0 million weighted average common shares outstanding and diluted net income per common share of $0.09 on 172.2 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statement of operations.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$1,822.1	$1,920.6	$(98.5)	(5.1)%
Expenses:
Direct operating expense	977.8	976.4	1.4	0.1%
Distribution & marketing expense	551.7	706.4	(154.7)	(21.9)%
Gross contribution	292.6	237.8	54.8	23.0%
General and administrative expenses	113.2	105.3	7.9	7.5%
Segment profit	$179.4	$132.5	$46.9	35.4%

U.S. theatrical P&A expense included in distribution and marketing expense	$319.1	$474.5	$(155.4)	(32.8)%

Direct operating expense as a percentage of revenue	53.7%	50.8%

Gross contribution as a percentage of revenue	16.1%	12.4%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$238.5	$42.9	$281.4	$353.7	$17.6	$371.3	$(89.9)
Home Entertainment
Packaged Media	213.4	186.9	400.3	247.0	156.8	403.8	(3.5)
Digital Media(3)	206.1	167.6	373.7	192.7	111.2	303.9	69.8
Total Home Entertainment	419.5	354.5	774.0	439.7	268.0	707.7	66.3
Television	220.2	58.3	278.5	238.7	40.4	279.1	(0.6)
International	356.2	100.5	456.7	439.7	94.1	533.8	(77.1)
Other	24.1	7.4	31.5	18.2	10.5	28.7	2.8
	$1,258.5	$563.6	$1,822.1	$1,490.0	$430.6	$1,920.6	$(98.5)
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
Theatrical revenue decreased $89.9 million, or 24.2%, in fiscal 2018 as compared to fiscal 2017, due to a smaller theatrical slate and the performance of the Feature Films released, which included a significant contribution in fiscal 2017 from La La Land.
Home entertainment revenue increased $66.3 million, or 9.4%, in fiscal 2018, as compared to fiscal 2017, primarily driven by increased home entertainment revenue from Other Than Feature Film of $86.5 million, partially offset by a decrease of $20.2 million of home entertainment revenue from our Feature Films. The increase in home entertainment revenue from Other Than Feature Film was driven by increased revenue from the Starz third party distribution business in fiscal 2018 (increase of $91.4 million as compared to fiscal 2017). The decrease in home entertainment revenue from our Feature Films was driven by lower packaged media revenue in fiscal 2018 from the smaller Fiscal 2018 theatrical slate, as compared to the packaged media revenue in fiscal 2017 from the Fiscal 2017 theatrical slate, partially offset by higher digital media revenue in fiscal 2018 from our Fiscal 2017 theatrical slate.
International motion pictures revenue decreased $77.1 million, or 14.4%, in fiscal 2018, as compared to fiscal 2017, driven by our smaller Fiscal 2018 theatrical slate, and significant contributions in fiscal 2017 from Now You See Me 2 and Deepwater Horizon.

Direct Operating Expense. The increase in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in fiscal 2018 as compared to fiscal 2017, and an increase in investment in film write-downs. Included in Motion Pictures direct operating expenses are investment in film write-downs of approximately $33.6 million in fiscal 2018, compared to approximately $17.0 million in fiscal 2017.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in fiscal 2018 is primarily due to lower theatrical P&A, driven by lower P&A spending in fiscal 2018 on fewer Feature Film theatrical releases. In fiscal 2018, approximately $10.3 million of P&A was incurred in advance for films to be released in fiscal 2019, such as Uncle Drew, Traffik and The Spy Who Dumped Me. In fiscal 2017, approximately $1.9 million of P&A was incurred in advance for films to be released in fiscal 2018, such as All Eyez on Me, How to Be a Latin Lover and American Assassin.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Pictures segment for fiscal 2018 increased as compared to fiscal 2017, primarily due to lower U.S. theatrical P&A as a percentage of Motion Pictures revenue due to lower P&A spending on the fewer number of Feature Film releases in the current fiscal year, offset partially by higher direct operating expenses as a percentage of Motion Pictures revenue.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment increased $7.9 million, or 7.5%, primarily due to increases in salaries and related expenses and incentive compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$805.3	$837.4	$(32.1)	(3.8)%
Expenses:
Direct operating expense	668.5	711.9	(43.4)	(6.1)%
Distribution & marketing expense	29.3	33.6	(4.3)	(12.8)%
Gross contribution	107.5	91.9	15.6	17.0%
General and administrative expenses	40.3	32.1	8.2	25.5%
Segment profit	$67.2	$59.8	$7.4	12.4%

Direct operating expense as a percentage of revenue	83.0%	85.0%

Gross contribution as a percentage of revenue	13.3%	11.0%

Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$635.4	$641.9	$(6.5)	(1.0)%
International	135.1	149.1	(14.0)	(9.4)%
Home Entertainment Revenue
Digital	26.8	34.1	(7.3)	(21.4)%
Packaged Media	3.4	5.8	(2.4)	(41.4)%
Total Home Entertainment Revenue	30.2	39.9	(9.7)	(24.3)%
Other	4.6	6.5	(1.9)	(29.2)%
	$805.3	$837.4	$(32.1)	(3.8)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased slightly in fiscal 2018 as compared to fiscal 2017, primarily due to lower domestic television license fees on new scripted television programs, partially offset by an increase of $13.8 million in revenues associated with the fees earned from the distribution in ancillary markets of Starz Original Series.
International revenue in fiscal 2018 decreased $14.0 million, or 9.4%, as compared to fiscal 2017, primarily driven by revenue in fiscal 2017 from Orange Is the New Black Seasons 4 & 5 and Mad Men Seasons 1 to 7, which compared to revenue in fiscal 2018 from Orange Is the New Black Season 6, and Step Up: High Water Season 1.
Home entertainment revenue in fiscal 2018 decreased $9.7 million, or 24.3%, as compared to fiscal 2017, primarily driven by lower digital revenue due to a significant contribution from Guilt Season 1 in fiscal 2017. The decrease was also, to a lesser extent, due to lower packaged media revenue.
Direct Operating Expense. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the fees associated with the distribution in ancillary markets of Starz Original Series, which have no corresponding direct operating cost in the Television Production segment, and to a lesser extent, was also driven by the mix of titles generating revenue in fiscal 2018 as compared to fiscal 2017.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for fiscal 2018 increased as compared to fiscal 2017, primarily due to lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.2 million, or 25.5%, primarily due to increases in salaries and related expenses, incentive compensation and general and administrative expenses associated with the distribution of Starz Originals.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017. Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and in fiscal 2017, the results of operations in the Media Networks segment represent primarily activity related to Starz Networks from the acquisition date of December 8, 2016 to March 31, 2017.

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,532.5	$456.6
Expenses:
Direct operating expense	628.4	202.2
Distribution & marketing expense	333.9	70.8
Gross contribution	570.2	183.6
General and administrative expenses	100.9	45.0
Segment profit	$469.3	$138.6

Direct operating expense as a percentage of revenue	41.0%	44.3%

Gross contribution as a percentage of revenue	37.2%	40.2%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,404.1	$423.4	$980.7	nm
Content and Other	121.3	30.3	91.0	nm
Streaming Services	7.1	2.9	4.2	144.8%
	$1,532.5	$456.6	$1,075.9	nm
Segment Profit:
Starz Networks	$468.0	$165.9	$302.1	nm
Content and Other	40.2	8.2	32.0	nm
Streaming Services	(38.9)	(35.5)	(3.4)	9.6%
	$469.3	$138.6	$330.7	238.6%
________________________
nm - Percentage not meaningful.

Revenue. The increase in Media Networks revenue in fiscal 2018 was due to the inclusion of Starz revenue for the entire fiscal year, as compared to the period from the acquisition date of December 8, 2016 to March 31, 2017 in fiscal 2017. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	March 31,	March 31,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	23.5	24.2

Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During the fiscal year ended March 31, 2018, the following original series premiered on STARZ: The White Princess (premiere date of April 16, 2017), American Gods Season 1 (premiere date of April 30, 2017), Power Season 4 (premiere date of June 25, 2017), Survivor's Remorse Season 4 (premiere date of August 20, 2017), Outlander Season 3 (premiere date of September 10, 2017), and The Girlfriend Experience Season 2 (premiere date of November 5, 2017), Counterpart Season 1 (premiere date of January 21, 2018) Ash Vs. Evil Dead Season 3 (premiere date of February 25, 2018). During the period from December 8, 2016 through March 31, 2017, the original series, Black Sails (Season 4) (premiere date of January 29, 2017) and The Missing (Season 2) (premiere date of February 12, 2017), premiered on STARZ.
Gross Contribution. Gross contribution of the Media Networks segment for fiscal 2018 was primarily from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2018 of $100.9 million represent general and administrative expenses associated with Starz Networks and Streaming Services. In fiscal 2017, general and administrative expenses of $45.0 million represent general and administrative expenses associated with Starz Networks from the acquisition date of December 8, 2016 to March 31, 2017, and general and administrative expenses from Streaming Services.
Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 15 to our consolidated financial statements) occurred on April 1, 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,532.5	$1,458.9	$73.6	5.0%
Expenses:
Direct operating expense	628.4	686.2	(57.8)	(8.4)%
Distribution & marketing expense	333.9	203.1	130.8	64.4%
Gross contribution	570.2	569.6	0.6	0.1%
General and administrative expenses	100.9	122.5	(21.6)	(17.6)%
Segment profit	$469.3	$447.1	$22.2	5.0%

Direct operating expense as a percentage of revenue	41.0%	47.0%

Gross contribution as a percentage of revenue	37.2%	39.0%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 15 to our consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2016, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,404.1	$1,374.8	$29.3	2.1%
Content and Other	121.3	81.2	40.1	49.4%
Streaming Services	7.1	2.9	4.2	144.8%
	$1,532.5	$1,458.9	$73.6	5.0%
Segment Profit:
Starz Networks	$468.0	$473.7	$(5.7)	(1.2)%
Content and Other	40.2	8.9	31.3	351.7%
Streaming Services	(38.9)	(35.5)	(3.4)	9.6%
	$469.3	$447.1	$22.2	5.0%

Revenue. On a pro forma basis, Starz Networks revenue represented 92% and 94% of Media Networks revenue for fiscal 2018 and 2017, respectively. The increase in pro forma Starz Networks revenue was due to a $52.1 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $22.8 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During fiscal 2018, the original series The White Princess, American Gods Season 1, Power Season 4, Survivor's Remorse Season 4, Outlander Season 3, The Girlfriend Experience Season 2, Counterpart Season 1 and Ash Vs. Evil Dead Season 3 premiered on STARZ. During fiscal 2017, the original series Outlander Season 2, The Girlfriend Experience Season 1, Power Season 3, Survivor's Remorse Season 3, Ash vs. Evil Dead Season 2 Blunt Talk Season 2, Black Sails Season 4 and The Missing Season 2 premiered on STARZ.
The increase in pro forma Content and Other revenue was driven by a significant contribution of revenues from domestic and worldwide digital media licensing arrangements in fiscal 2018 primarily for the Starz Original Series Power Seasons 1 - 4, The Girlfriend Experience Season 2, Ash Vs. Evil Dead Seasons 1 - 3, Black Sails Season 4, and The White Princess.
Direct Operating and Distribution and Marketing Expense. The decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements and Starz Originals, partially offset by an increase in programming cost amortization related to library content and higher development costs. In addition, pro forma direct operating expense as a percentage of revenue for Content and Other decreased due to increased revenue. These decreases were partially offset by an increase in direct operating expense for Streaming Services.
The increase in pro forma distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app and increased spend on Starz Originals, and to a lesser extent, due to an increase in distribution and marketing expense for Content and Other and Streaming Services.
Gross Contribution. On a pro forma basis, gross contribution of the Media Networks segment for fiscal 2018 was primarily from Starz Networks. The pro forma slight increase in gross contribution is driven by higher gross contribution from Content and Other, which was mostly offset by a decrease in gross contribution from Starz Networks and Streaming Services.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in fiscal 2018 decreased due to lower Starz Networks general and administrative expenses primarily attributable to lower payroll and related expenses due to prior year headcount reductions, and a slight decrease in costs associated with Streaming Services.

Fiscal 2017 Compared to Fiscal 2016

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2017 and 2016. The results of operations below include the results of Starz from its acquisition date of December 8, 2016 onwards, and Pilgrim Media Group from its acquisition date of November 12, 2015 onwards. Revenue from Starz across all segments was $483.2 million in fiscal 2017, with no comparable revenue in fiscal 2016. Revenue from Pilgrim Media Group was $136.6 million in fiscal 2017, compared to $52.5 million in fiscal 2016.
Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and amounts in fiscal 2016 represent the Lionsgate legacy start-up direct to consumer streaming services on SVOD platforms (Streaming Services).

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$1,920.6	$1,677.4	$243.2	14.5%
Television Production	837.4	669.9	167.5	25.0%
Media Networks	456.6	0.1	456.5	nm
Intersegment eliminations	(13.1)	—	(13.1)	nm
Total revenues	3,201.5	2,347.4	854.1	36.4%
Expenses:
Direct operating	1,903.8	1,415.3	488.5	34.5%
Distribution and marketing	806.8	661.8	145.0	21.9%
General and administration	355.4	262.4	93.0	35.4%
Depreciation and amortization	63.1	13.1	50.0	381.7%
Restructuring and other	88.7	19.8	68.9	348.0%
Total expenses	3,217.8	2,372.4	845.4	35.6%
Operating loss	(16.3)	(25.0)	8.7	nm
Interest expense	(115.2)	(54.9)	(60.3)	109.8%
Interest and other income	6.4	1.9	4.5	236.8%
Loss on extinguishment of debt	(40.4)	—	(40.4)	nm
Gain on Starz investment	20.4	—	20.4	nm
Equity interests income	10.7	44.2	(33.5)	(75.8)%
Loss before income taxes	(134.4)	(33.8)	(100.6)	297.6%
Income tax benefit (provision)	148.9	76.5	72.4	94.6%
Net income	14.5	42.7	(28.2)	(66.0)%
Less: Net loss attributable to noncontrolling interest	0.3	7.5	(7.2)	nm
Net income attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$50.2	$(35.4)	(70.5)%
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in fiscal 2017, due to the inclusion of revenue from the Starz Merger from the date of acquisition (December 8, 2016), an increase in Motion Pictures revenues, and an increase in Television Production revenues (which included revenues in fiscal 2017 and fiscal 2016 of $136.6 million and $52.5 million, respectively, from Pilgrim Media Group, acquired November 12, 2015). The Media Networks and Motion Pictures revenues in fiscal 2017 include $453.7 million and $29.5 million, respectively, of revenues from Starz from the date of acquisition.
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
A significant component of revenue comes from home entertainment. The following table sets forth total home entertainment revenue for our reporting segments for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
		(Amounts in millions)
Home Entertainment Revenue
Motion Pictures	$707.7	$579.7	$128.0	22.1%
Television Production	39.9	60.3	(20.4)	(33.8)%
Media Networks	25.0	0.1	24.9	nm
	$772.6	$640.1	$132.5	20.7%
_____________________
nm - Percentage not meaningful

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017		2016		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$976.4	50.8%	$874.3	52.1%	$102.1	11.7%
Television Production	711.9	85.0	531.8	79.4	180.1	33.9%
Media Networks	202.2	44.3	2.8	nm	199.4	nm
Other	18.8	nm	6.4	nm	12.4	nm
Intersegment eliminations	(5.5)	nm	—	nm	(5.5)	nm
	$1,903.8	59.5%	$1,415.3	60.3%	$488.5	34.5%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2017, primarily due to higher revenue for Media Networks, Television Production and Motion Pictures. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to the acquisition of Starz and Pilgrim Media Group and to a lesser extent, share-based compensation associated with certain employees whose salaries are included in Media Networks direct operating expense.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$706.4	$619.9	$86.5	14.0%
Television Production	33.6	39.4	(5.8)	(14.7)%
Media Networks	70.8	2.5	68.3	nm
Other	0.4	—	0.4	nm
Intersegment eliminations	(4.4)	—	(4.4)	nm
	$806.8	$661.8	$145.0	21.9%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$474.5	$393.1	$81.4	20.7%
_______________________
nm - Percentage not meaningful.

Distribution and Marketing expenses increased in fiscal 2017, due to increased Motion Pictures theatrical P&A expenses associated with a larger theatrical slate and increased Media Networks distribution and marketing expenses due to the inclusion of Starz distribution and marketing expense from the acquisition date, partially offset by lower Television Production distribution and marketing expenses. See further discussion in the Segment Results of Operations section below.
Other consists of share-based compensation associated with certain employees whose salaries are included in Media Networks distribution and marketing expense.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,				Increase (Decrease)
	2017	% of Revenues	2016	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$105.3		$92.4		$12.9	14.0%
Television Production	32.1		23.5		8.6	36.6%
Media Networks	45.0		4.8		40.2	nm
Corporate	92.5		83.4		9.1	10.9%
	274.9	8.6%	204.1	8.7%	70.8	34.7%
Share-based compensation expense	75.5		56.3		19.2	34.1%
Purchase accounting and related adjustments	5.0		1.9		3.1	nm
Total general and administrative expenses	$355.4	11.1%	$262.3	11.2%	$93.1	35.5%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in fiscal 2017, resulting from higher share-based compensation expense, Motion Pictures, Television Production and corporate general and administrative expenses, and increased Media Networks resulting from the inclusion of general and administrative expenses from Starz from the acquisition date. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in salaries and related expenses and incentive compensation.

Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The increase in share-based compensation expense included in general and administrative expense in fiscal 2017 as compared to fiscal 2016 is primarily due to compensation expense associated with the replacement of Starz share-based payment awards. The following table reconciles this amount to total share-based compensation expense:

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$75.5	$56.3
Segment and corporate general and administrative expense(1)	—	22.2
Restructuring and other(2)	2.4	—
Direct operating expense	1.2	—
Distribution and marketing expense	0.4	—
Total share-based compensation expense	$79.5	$78.5
_______________________
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

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group that is included in general and administrative expense (see Note 11 to our consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $63.1 million for fiscal 2017 increased $50.0 million from $13.1 million in fiscal 2016. The increase is primarily due to the depreciation and amortization associated with the property and equipment and intangible assets related to the Starz acquisition.
Restructuring and Other. Restructuring and other increased $68.9 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable and were as follows for the fiscal years ended March 31, 2017 and 2016 (see Note 14 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$26.7	$0.6	$26.1	nm
Accelerated vesting on equity awards (see Note 12)	2.4	—	2.4	nm
Total severance costs	29.1	0.6	28.5	nm
Transaction related costs(2)	59.6	16.5	43.1	261.2%
Pension withdrawal costs(3)	—	2.7	(2.7)	(100.0)%
	$88.7	$19.8	$68.9	348.0%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs in the fiscal year ended March 31, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction and related costs in the fiscal years ended 2017 and 2016 reflect transaction, integration and legal costs associated with certain strategic transactions. In fiscal 2017, these costs were primarily related to the Starz Merger, the legal fees associated with the Starz class action lawsuits, and an arbitration award of $5.8 million and related legal expenses. In fiscal 2016, these costs were primarily related to the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

(3)	Pension withdrawal costs in the fiscal year ended March 31, 2016 were related to an underfunded multi-employer pension plan in which the Company was no longer participating.
Interest Expense. Interest expense of $115.2 million in fiscal 2017 increased $60.3 million from fiscal 2016. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2017 and 2016:

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$9.6	$5.4
Previous Term Loan A	10.3	—
Previous Term Loan B	22.3	—
5.875% Senior Notes	13.1	—
5.25% Senior Notes	8.1	11.8
Term Loan Due 2022	14.1	20.2
Other	9.3	8.3
	86.8	45.7
Amortization of debt discount and financing costs	12.9	9.2
	99.7	54.9

Interest on dissenting shareholders' liability(1)	15.5	—
	$115.2	$54.9
_________________

(1)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz Merger (see Note 2 to our consolidated financial statements).
Interest and Other Income. Interest and other income was $6.4 million in fiscal 2017, compared to $1.9 million in fiscal 2016.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $40.4 million in fiscal 2017, related to the extinguishment of debt in connection with the Starz Merger financing in the third quarter of fiscal 2017, and the early repayment of $400.0 million in principal amount on the Previous Term Loan B in the fourth quarter of fiscal 2017, compared to none in fiscal 2016.
Gain on Starz Investment. Gain on Starz investment in fiscal 2017 of $20.4 million represents the difference between the fair value of the Starz available-for-sale securities on the date of the Starz Merger (December 8, 2016) and the original cost of the Starz available-for-sale securities, compared to none in fiscal 2016.

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

(2)	In May 2017, we sold all of our 31.15% equity interest in EPIX to MGM (see Note 5 to our consolidated financial statements).

Income Tax Benefit. We had an income tax benefit of $148.9 million in fiscal 2017, compared to a benefit of $76.5 million in fiscal 2016. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) and has changed from fiscal 2016. Our income tax benefit is affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on our deferred tax assets, tax planning strategies available to us, and other discrete items.
The increase in our income tax benefit in fiscal 2017 as compared to fiscal 2016 is driven by lower pre-tax income and a change in the mix of pre-tax income (loss) generated across the various jurisdictions in which we operate and reflects the impact of the implementation of certain business and financing strategies. This includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. The impact is reflected in Note 13 to our consolidated financial statements in the table that reconciles income taxes computed at U.S. statutory income tax rates to the income tax provision (benefit).

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the fiscal year ended March 31, 2017 was $14.8 million, or basic net income per common share of $0.09 on 165.0 million weighted average common shares outstanding and diluted net income per common share of $0.09 on 172.2 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2016 of $50.2 million, or basic net income per common share of $0.34 on 148.5 million weighted average common shares outstanding and diluted net income per common share of $0.33 on 154.1 million common shares outstanding.

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

Home entertainment revenue increased $128.0 million, or 22.1%, in fiscal 2017, as compared to fiscal 2016. The increase was primarily driven by the greater number of and the performance of our Feature Film titles released on packaged media and digital media in fiscal 2017 as compared to fiscal 2016. Home entertainment revenues in fiscal 2017 of $193.7 million from our Fiscal 2017 Theatrical Slate titles (primarily Now You See Me 2, Deepwater Horizon, Hacksaw Ridge, Hell or High Water, and Mechanic: Resurrection) compared to home entertainment revenues in fiscal 2016 of $147.2 million from our Fiscal 2016 Theatrical Slate (primarily The Hunger Games: Mockingjay - Part 2, Sicario, The Last Witch Hunter and The Age of Adaline). In addition, home entertainment revenue from Other Than Feature Film increased $50.4 million, which included $28.8 million of home entertainment revenue from the Starz third party distribution business from the date of acquisition (December 8, 2016).
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
International motion pictures revenue decreased $14.4 million, or 2.6%, in fiscal 2017, as compared to fiscal 2016, primarily due to lower revenue from our Fiscal 2017 Theatrical Slate in fiscal 2017, as compared to the revenue generated from our Fiscal 2016 Theatrical Slate in fiscal 2016, which included a significant contribution from The Hunger Games: Mockingjay - Part 2.
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
Distribution and Marketing Expense. The increase in distribution and marketing expense in fiscal 2017 as compared to fiscal 2016 is primarily due to higher theatrical P&A. Theatrical P&A in the Motion Pictures segment in fiscal 2017 increased as compared to fiscal 2016, primarily driven by higher P&A spending in fiscal 2017 on our Feature Film theatrical releases due to a greater number of releases requiring P&A in fiscal 2017, offset partially by lower P&A incurred in advance for films to be released in subsequent periods. In fiscal 2017, approximately $1.9 million of P&A was incurred in advance for films to be released in fiscal 2018, such as All Eyez on Me, How to Be a Latin Lover and American Assassin. In fiscal 2016, approximately $16.6 million of P&A was incurred in advance for films to be released in fiscal 2017, such as Criminal, Now You See Me 2, and Deepwater Horizon.
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
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2017, as compared to fiscal 2016, primarily due to an increase in television episodes delivered, which included a significant contribution of revenue from episodes delivered of Orange Is The New Black Season 5 in fiscal 2017.
The increase was also due to increased domestic television revenue from Pilgrim Media Group, acquired on November 12, 2015. Television Production revenue included revenue from Pilgrim Media Group in fiscal 2017 and 2016 of $136.6 million and $52.5 million, respectively, which included revenue from The Runner Season 1, and The Ultimate Fighter Seasons 23 & 24 in fiscal 2017 and from Wicked Tuna Season 5, Bring It Season 3 and Kocktails with Khloe Seasons 1 & 2 in fiscal 2016.
International revenue in fiscal 2017 decreased $41.1 million, or 21.6% as compared to fiscal 2016, primarily driven by a significant contribution in fiscal 2016 from Orange Is the New Black Seasons 1 - 4.
Home entertainment revenue in fiscal 2017 decreased $20.4 million, or 33.8% as compared to fiscal 2016, primarily driven by a significant contribution of digital revenue from Mad Men Season 7 in fiscal 2016. The decrease was also, to a lesser extent, due to lower packaged media revenue.
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
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2017 decreased as compared to fiscal 2016, primarily due to higher direct operating expenses as a percentage of television production revenue.
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
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2017 and 2016. Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and in fiscal 2017, the results of operations in the Media Networks segment represent primarily activity related to Starz Networks from the acquisition date of December 8, 2016 to March 31, 2017. In fiscal 2016, the results of operations in the Media Networks segment represented the Lionsgate legacy direct to consumer streaming services on SVOD platforms (Streaming Services).

	Year Ended
	March 31,
	2017	2016
	(Amounts in millions)
Media Networks Segment:
Revenue	$456.6	$0.1
Expenses:
Direct operating expense	202.2	2.8
Distribution & marketing expense	70.8	2.5
Gross contribution	183.6	(5.2)
General and administrative expenses	45.0	4.8
Segment profit	$138.6	$(10.0)

Direct operating expense as a percentage of revenue	44.3%	nm

Gross contribution as a percentage of revenue	40.2%	nm

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Year Ended
	March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$423.4	$—	$423.4	nm
Content and Other	30.3	—	30.3	nm
Streaming Services	2.9	0.1	2.8	nm
	$456.6	$0.1	$456.5	nm
Segment Profit:
Starz Networks	$165.9	$—	$165.9	nm
Content and Other	8.2	—	8.2	nm
Streaming Services	(35.5)	(10.0)	(25.5)	255.0%
	$138.6	$(10.0)	$148.6	nm
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ network:

	March 31,	March 31,
	2017	2016(1)
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.2	24.0
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
Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs that have been expensed since December 8, 2016 (date of Starz Merger). The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and marketing costs generally increase in periods where new original series are premiering on STARZ. During the period from December 8, 2016 through March 31, 2017, the original series, Black Sails (Season 4) (premiere date of January 29, 2017) and The Missing (Season 2) (premiere date of February 12, 2017), premiered on STARZ.
Gross Contribution. Gross contribution of the Media Networks segment for fiscal 2017 was primarily from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2017 of $45.0 million represent general and administrative expenses associated with Starz Networks from the acquisition date of December 8, 2016 to March 31, 2017, and Streaming Services.

Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger and our segment reorganization (see Note 15 to our consolidated financial statements) occurred on April 1, 2015:

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
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period, applying the new Lionsgate segment structure (see Note 15 to our consolidated financial statements), and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2015, nor are they indicative of the future combined results of Lionsgate and Starz.

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
The increase in pro forma distribution and marketing expense is primarily the result of an increase in Starz Networks' advertising and marketing costs due to increased spend associated with the launch of the Starz app.
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

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at March 31, 2018 primarily consisted of our Revolving Credit Facility, Term Loan A, Term Loan B, 5.875% senior notes due 2024 (the "5.875% Senior Notes") and convertible senior subordinated notes.
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. The Company also has a redeemable noncontrolling interest balance of $101.8 million, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 11 to our consolidated financial statements).
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the fiscal year ended March 31, 2018.
Dividends. During the fiscal year ended March 31, 2018, our Board of Directors declared a quarterly dividend of $0.09 per each of the Class A voting shares, and the Class B non-voting shares, payable May 1, 2018 to shareholders of record as of March 31, 2018.The amount of any future dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $59.4 million for the fiscal year ended March 31, 2018, increased by $263.4 million for the fiscal year ended March 31, 2017, and decreased by $45.4 million for the fiscal year ended March 31, 2016, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,			Net Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Amounts in millions)
Operating Activities:
Operating income (loss)	$248.7	$(16.3)	$(25.0)	$265.0	$8.7
Amortization of films and television programs and program rights	1,641.7	1,414.0	1,029.1	227.7	384.9
Non-cash share-based compensation	88.4	76.9	77.9	11.5	(1.0)
Cash interest	(122.9)	(86.8)	(45.7)	(36.1)	(41.1)
Current income tax provision	19.9	(14.5)	(8.6)	34.4	(5.9)
Other non-cash charges included in operating activities	189.5	87.8	17.0	101.7	70.8
Cash flows from operations before changes in operating assets and liabilities	2,065.3	1,461.1	1,044.7	604.2	416.4

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(8.6)	(87.8)	(158.3)	79.2	70.5
Investment in films and television programs and program rights	(1,526.4)	(1,092.0)	(1,066.4)	(434.4)	(25.6)
Other changes in operating assets and liabilities	(141.1)	277.3	161.0	(418.4)	116.3
Changes in operating assets and liabilities	(1,676.1)	(902.5)	(1,063.7)	(773.6)	161.2
Net Cash Flows Provided By (Used In) Operating Activities	$389.2	$558.6	$(19.0)	$(169.4)	$577.6

Fiscal 2018 as Compared to Fiscal 2017. Cash flows provided by operating activities for the fiscal year ended March 31, 2018 were $389.2 million compared to cash flows provided by operating activities of $558.6 million for the fiscal year ended March 31, 2017. The decrease in cash provided by operating activities for the fiscal year ended March 31, 2018 as compared to the fiscal year ended March 31, 2017 is due to higher investment in films and television program and program rights and decreases from changes in other operating assets and liabilities. These decreases were partially offset by higher cash flows from operations before changes in operating assets and liabilities and lower increases in accounts receivables.
Fiscal 2017 as Compared to Fiscal 2016. Cash flows provided by operating activities for the fiscal year ended March 31, 2017 were $558.6 million compared to cash flows used in operating activities of $19.0 million for the fiscal year ended March 31, 2016. The increase in cash provided by operating activities for the fiscal year ended March 31, 2017 as compared to the fiscal year ended March 31, 2016 is due to higher cash flows from operations before changes in operating assets and liabilities, lower increases in accounts receivables, and increases from changes in other operating assets and liabilities.
Investing Activities. Cash flows provided by (used in) investing activities for the fiscal years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of equity method investees	$393.7	$—	$—
Investment in equity method investees and other	(53.4)	(20.6)	(16.8)
Distributions from equity method investees	—	3.1	—
Business acquisitions, net of cash acquired of $18.7, $73.5, and $15.8, respectively	(1.8)	(1,102.6)	(126.9)
Capital expenditures	(45.9)	(25.2)	(18.4)
Net Cash Flows Provided By (Used In) Investing Activities	$292.6	$(1,145.3)	$(162.1)
Fiscal 2018 as Compared to Fiscal 2017. Cash provided by investing activities of $292.6 million for the fiscal year ended March 31, 2018 compared to cash used in investing activities of $1.15 billion for the fiscal year ended March 31, 2017, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the fiscal year ended March 31, 2018 offset partially by cash used for investment in equity method investees, compared to cash used for the purchase of Starz of $1.1 billion, net of cash acquired, in the fiscal year ended March 31, 2017.
Fiscal 2017 as Compared to Fiscal 2016. Cash used in investing activities of $1.15 billion for the fiscal year ended March 31, 2017 compared to $162.1 million for the fiscal year ended March 31, 2016, as reflected above. The change was primarily due to cash used for the purchase of Starz of $1.1 billion, net of cash acquired, in fiscal 2017, compared to cash used for the purchase of Pilgrim Media Group of $126.9 million, net of cash acquired, in fiscal 2016.
Financing Activities. Cash flows provided by (used in) financing activities for the fiscal years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
Debt - borrowings	$3,712.6	$4,002.8	$629.5
Debt - repayments	(4,335.7)	(2,766.9)	(444.5)
Net (repayments of) proceeds from debt	(623.1)	1,235.9	185.0

Production loans - borrowings	319.7	296.0	572.6
Production loans - repayments	(332.8)	(632.6)	(483.1)
Net (repayments of) proceeds from production loans	(13.1)	(336.6)	89.5

Repurchase of common shares	—	—	(73.2)
Other financing activities	13.8	(49.2)	(65.6)
Net Cash Flows Provided By (Used In) Financing Activities	$(622.4)	$850.1	$135.7
Fiscal 2018. Cash flows used in financing activities of $622.4 million for the fiscal year ended March 31, 2018 compared to cash flows provided by financing activities of $850.1 million for the fiscal year ended March 31, 2017. Cash flows used in financing activities for the fiscal year ended March 31, 2018 primarily reflects net repayments of debt borrowings, which included required and voluntary repayments, offset by a net increase from our March 2018 Senior Credit Facilities refinancing of $225.0 million. The March 2018 Senior Credit Facilities refinancing included the repayment of $950.0 million in principal amount under the Previous Term Loan A and borrowings of $750.0 million in principal amount under the new Term Loan A, and the repayment of $825.0 million principal amount under the Previous Term Loan B-1 and borrowings of $1,250.0 million under the new Term Loan B. The December 2017 Term Loan B refinancing included the repayment of $25.0 million under the Previous Term Loan B. In addition, cash flows used in financing activities in the fiscal year ended March 31, 2018 reflects net production loan repayments of $13.1 million and cash provided by other financing activities, which includes proceeds from the exercise of stock options partially offset by tax withholding payments.
Fiscal 2017. Cash flows provided by financing activities of $850.1 million for the fiscal year ended March 31, 2017 compared to cash flows provided by financing activities of $135.7 million for the year ended March 31, 2016. Cash flows provided by financing activities for the fiscal year ended March 31, 2017 primarily relate to borrowings, partially offset by repayments, in connection with the Starz Merger. In connection with the Starz Merger, the Company used the proceeds of the 2016 5.875% Senior Notes, Previous Term Loan A, Previous Term Loan B and a portion of the Previous Revolving Credit Facility to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement. In addition, the fiscal year ended March 31, 2017 reflects net production loan repayments of $336.6 million and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $40.9 million required on equity awards.
Fiscal 2016. Cash flows provided by financing activities of $135.7 million for the year ended March 31, 2016 primarily reflects net proceeds from debt borrowings of $185.0 million, which included net borrowings under our previously outstanding 2012 Revolving Credit Facility of $161.0 million and net proceeds of $24.0 million from additional borrowings under the Term Loan Due 2022, and net borrowings under production loans of $89.5 million, offset by cash used for share repurchases and other financing activities which includes dividend payments of $47.4 million and payments for tax withholding of $24.2 million required on equity awards offset by the proceeds from the exercise of stock options.

Debt
See Note 7 to our consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of March 31, 2018 and March 31, 2017 were as follows:

	Maturity Date	Principal Amounts Outstanding
		March 31,	March 31,
		2018	2017
		(Amounts in millions)
Revolving Credit Facility(1)	March 2023	$—	$—
Term Loan A(1)	March 2023	750.0	987.5
Term Loan B(1)	March 2025	1,250.0	1,600.0
5.875% Senior Notes(2)	November 2024	520.0	520.0
Convertible senior subordinated notes(3)	April 2018	60.0	60.0
Capital lease obligations(4)	Various	50.5	57.7
		$2,630.5	$3,225.2
 ______________________

(1)	Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B):
As of March 31, 2017, amounts were outstanding under the Previous Term Loan A and Previous Term Loan B, see the "Debt Transactions" section following for further details.

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2018 there was $1.5 billion available, reduced by outstanding letters of credit, if any. There were no letters of credit outstanding at March 31, 2018. We are required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 3.63% as of March 31, 2018).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described below, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.13% as of March 31, 2018).

(iii)	Required Principal Payments:

•
Term Loan A: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after March 22, 2018, at quarterly rates of 0.00% for the first year, 1.25% for the second year, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after March 22, 2018, at a quarterly rate of 0.25%, with the balance payable at maturity.
The Term Loan A and Term Loan B also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Amended Credit Agreement.

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Amended Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Amended Credit Agreement), subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants, and as of March 31, 2018, we were in compliance with all applicable covenants.

(2)
5.875% Senior Notes: The 5.875% Senior Notes contain a number of restrictions and covenants, and as of March 31, 2018, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year.

(3)
Convertible Senior Subordinated Notes: Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.09 per share of Class A voting shares and $29.08 per share of Class B non-voting shares at March 31, 2018, all of which were subsequently repaid in April 2018 (see Note 22 to our consolidated financial statements).

(4)
Capital Lease Obligations: Represents lease agreements acquired in the Starz Merger (see Note 2), and include a ten-year commercial lease for a building with an imputed annual interest rate of 7.2%, with an additional four successive five-year renewal periods at our option and capital lease arrangements for Starz's transponder capacity that expire from 2019 to 2023 and have imputed annual interest rates ranging from 5.5% to 7.0%.

Debt Transactions

Senior Credit Facilities. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement") which provided for a $1.0 billion five-year revolving credit facility (the "Previous Revolving Credit Facility") (ii) a $1.0 billion five-year term loan A facility (the "Previous Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Previous Term Loan B"). The Previous Term Loan B was issued at 99.5%.

December 2017 Previous Term Loan B Refinancing. On December 11, 2017, the Company entered into an amendment No. 1 (the "Repricing Amendment") to the Credit Agreement to reduce the interest rate on the Previous Term Loan B. In connection with the Repricing Amendment, the Company prepaid $25.0 million of principal outstanding under the Previous Term Loan B and repriced the remaining $900.0 million of principal then outstanding through the incurrence of a new six-year term loan B-1 facility in aggregate principal amount of $900.0 million (the "Previous Term Loan B-1"). The Previous Term Loan B-1 bore interest, at the Company's option, at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin. In each case, the applicable margin under the Previous Term Loan B-1 was 0.75% per annum less than the applicable margin under the Previous Term Loan B.

March 2018 Senior Credit Facilities Refinancing. On March 22, 2018, the Company entered into an amendment No. 2 (the "Second Amendment") to the Credit Agreement (as amended by the Repricing Amendment and the Second Amendment, the "Amended Credit Agreement") to refinance its Previous Revolving Credit Facility, Previous Term Loan A and Previous Term Loan B-1. In connection with the Second Amendment, the Company repaid in full the then outstanding principal amounts of $950.0 million under the Previous Term Loan A and $825.0 million under the Previous Term Loan B-1, and terminated all commitments under the Previous Revolving Credit Facility. In addition, the Company incurred a new five-year Term Loan A in aggregate principal amount of $750.0 million (the "Term Loan A"), incurred a new seven-year Term Loan B in aggregate principal amount of $1,250.0 million (the "Term Loan B"), and obtained a new $1.5 billion five-year revolving credit facility (the "Revolving Credit Facility", and together with the Term Loan A and Term Loan B, the "Senior Credit Facilities"). The interest rate under the new Term Loan A and Revolving Credit Facility is LIBOR plus 1.75%. See the "Senior Credit Facilities" section above for interest rate details and required principal payments.

Other Voluntary Prepayments. In addition to the prepayments in connection with the Repricing Amendment and Second Amendment described above, during the years ended March 31, 2018 and 2017, the Company made other voluntary prepayments totaling $740.0 million and $400.0 million, respectively, in principal outstanding under the Previous Term Loan B-1/ Previous Term Loan B, together with accrued and unpaid interest with respect to such principal amounts.

5.875% Senior Notes Exchange. On October 27, 2016, Lions Gate Entertainment Corp. issued $520.0 million aggregate principal amount of 5.875% senior notes due 2024 (the "2016 5.875% Senior Notes"). On March 28, 2018, in connection with a private exchange offer of the $520.0 million aggregate principal amount of its 2016 5.875% Senior Notes, an indirect, wholly owned subsidiary of the Company issued $512.3 million aggregate principal amount of new 5.875% senior notes due 2024 (the "2018 5.875% Senior Notes", and collectively with the 2016 5.875% Senior Notes, the "5.875% Senior Notes"). The new 2018 5.875% Senior Notes were exchanged by the Company for $512.3 million of the 2016 5.875% Senior Notes.

Debt Redemptions and Repayments Associated with the Starz Merger. During the year ended March 31, 2017, the Company used the proceeds of the 2016 5.875% Senior Notes, the Previous Term Loan A, the Previous Term Loan, and a portion of the Previous Revolving Credit Facility (amounting to $50.0 million) to finance a portion of the consideration and transaction costs for the Starz Merger (see Note 2) and the associated transactions, including the repayment of all amounts outstanding under Lionsgate's previous $800 million senior revolving credit facility issued in 2012, term loan and senior notes and the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.

Amendment of Term Loan Due 2022. During the year ended March 31, 2016, we amended the credit agreement governing our previously outstanding Term Loan Due 2022, and pursuant to the amended credit agreement, borrowed an additional aggregate amount of $25.0 million.

Production Loans
The amounts outstanding under our production loans as of March 31, 2018 and 2017 were as follows:

	March 31,	March 31,
	2018	2017
	(Amounts in millions)
Production loans(1)	$352.9	$353.8
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.24% to 4.99%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2018:

	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2018 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	—	37.5	52.5	75.0	585.0	—	750.0
Term Loan B	12.5	12.5	12.5	12.5	12.5	1,187.5	1,250.0
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	327.9	167.1	1.7	1.5	1.1	—	499.3
Principal amounts of convertible senior subordinated notes(2)	60.0	—	—	—	—	—	60.0
Capital lease obligations	5.2	3.0	3.0	0.9	0.9	37.5	50.5
	405.6	220.1	69.7	89.9	599.5	1,745.0	3,129.8
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(3)	566.9	182.6	137.5	67.0	14.6	14.1	982.7
Interest payments(4)	113.6	111.7	109.2	106.4	103.1	185.9	729.9
Operating lease commitments	24.1	25.5	30.0	23.6	29.1	34.9	167.2
Other contractual obligations	153.0	61.3	26.4	10.5	4.2	—	255.4
	857.6	381.1	303.1	207.5	151.0	234.9	2,135.2
Total future repayment of debt and other commitments under contractual obligations (5)(6)	$1,263.2	$601.2	$372.8	$297.4	$750.5	$1,979.9	$5,265.0
 ___________________

(1)
Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)
Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.09 per share of Class A voting shares and $29.08 per share of Class B non-voting shares at March 31, 2018, all of which were subsequently repaid in April 2018 (see Note 22 to our consolidated financial statements).

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

(5)
Not included in the amounts above is a $869.3 million dissenting shareholders' liability associated with the Starz Merger, which classified as a current liability based on the timing of the scheduled trial set to commence in the second half of fiscal 2019 (see Note 2 to our consolidated financial statements).

(6)
Not included in the amounts above are $101.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11 to our consolidated financial statements).

We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. We do not license films produced by Sony Pictures Animation. The programming fees to be paid by us to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Since the term of the output programming agreement with Sony applies to all films released theatrically through December 31, 2021, the Company is obligated to pay fees for films that have not yet been released in theaters. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.  We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers.

For additional details of commitments and contingencies, see Note 16 to our consolidated financial statements.

Theatrical Slate Participation

On March 10, 2015, we entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, contributed a minority share of 25% of our production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ended January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excluded among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games, or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in our consolidated balance sheet and amounted to $151.8 million at March 31, 2018 (March 31, 2017 - $170.1 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.
Filmed Entertainment Backlog
Backlog represents the amount of future revenue not yet recorded from contracts for the licensing of films and television product for television exhibition and in international markets. Backlog at March 31, 2018 was $1.2 billion (March 31, 2017 - $1.4 billion).
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). We also enter into forward foreign exchange contracts that economically hedge certain of our foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. As of March 31, 2018, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 18 months from March 31, 2018):

March 31, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£20.8	in exchange for	$29.0	£0.72
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$15.1	in exchange for	$12.1	C$1.25
Australian Dollar	A$4.1	in exchange for	$3.2	A$1.27

Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the fiscal year ended March 31, 2018 were losses, net of tax, of $0.2 million (2017 - $3.5 million; 2016 - $0.2 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2018 were $0.1 million (2017 - nil; 2016 - $1.3 million) and are included in direct operating expenses in the accompanying consolidated statements of income. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 17 to our consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to 1.75% plus an adjusted rate based on LIBOR. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of March 31, 2018, each quarter point change in interest rates would result in a $5.7 million change in annual interest expense on the revolving credit facility and Term Loan A. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to 2.25% plus LIBOR. Assuming the Term Loan B outstanding balance and the applicable LIBOR in effect as of March 31, 2018, a quarter point change in interest rates would result in a $3.1 million change in annual interest expense.
The variable interest production loans incur interest at rates ranging from approximately 4.24% to 4.99% and applicable margins ranging from 2.0% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.9 million in additional costs capitalized to the respective film or television asset.

At March 31, 2018, our 5.875% Senior Notes and convertible senior subordinated notes had an aggregate outstanding carrying value of $560.4 million, and an estimated fair value of $599.8 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes and convertible senior subordinated notes by approximately $12.8 million and $23.2 million, respectively.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2018:

		Year Ended March 31,						Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	March 31, 2018
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)(4)	—	37.5	52.5	75.0	585.0	—	750.0	750.9
Average Interest Rate	—	3.63%	3.63%	3.63%	3.63%	—
Term Loan B(2)(4)	12.5	12.5	12.5	12.5	12.5	1,187.5	1,250.0	1,251.6
Average Interest Rate	4.13%	4.13%	4.13%	4.13%	4.13%	4.13%
Production loans(3)(4)	223.4	129.5	—	—	—	—	352.9	352.9
Average Interest Rate	4.74%	4.69%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(5)	—	—	—	—	—	520.0	520.0	539.5
Average Interest Rate	—	—	—	—	—	5.875%
April 2013 1.25% Notes(6)	60.0	—	—	—	—	—	60.0	60.3
Average Interest Rate	1.25%	—	—	—	—	—
	$295.9	$179.5	$65.0	$87.5	$597.5	$1,707.5	$2,932.9	$2,955.2
 ____________________

(1)
Revolving credit facility and Term Loan A expire on March 22, 2023 and initially bear interest at a rate per annum equal to LIBOR plus 1.75% margin, with a LIBOR floor of zero (or an alternative base rate plus 0.75% margin). The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 3.63% as of March 31, 2018).

(2)	Term Loan B maturing on March 24, 2025, and initially bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 4.24% to 4.99%.

(4)
On May 10, 2018, the Company entered into an interest rate swap agreement effectively converting its LIBOR-based floating rate to a fixed rate of 2.915% on $1.0 billion notional amount of LIBOR-based debt. The interest rate swap agreement matures on March 24, 2025.

(5)	Senior notes with a fixed interest rate equal to 5.875%.

(6)
Represents 1.25% convertible senior subordinated notes due April 2018, with a conversion price of $29.09 per share of Class A voting shares and $29.08 per share of Class B non-voting shares at March 31, 2018, all of which were subsequently repaid in April 2018 (see Note 22 to our consolidated financial statements).

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

As of March 31, 2018, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2018.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2018, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements and the related notes and schedule listed in the Index at Item 15(a) and our report dated May 24, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
May 24, 2018

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2018 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2018.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-73.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2018
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2018:
Reserves:
Returns and allowances	$68.6	$168.3	$—		$(180.7)	(3)	$56.2
Provision for doubtful accounts	$9.0	$(1.0)	$—		$(0.5)	(5)	$7.5
Deferred tax valuation allowance	$5.9	$67.3	$—		$—		$73.2

Year Ended March 31, 2017:
Reserves:
Returns and allowances	$51.8	$149.3	$24.3	(2)	$(156.8)	(3)	$68.6
Provision for doubtful accounts	$6.0	$(0.2)	$3.2	(2)	$—		$9.0
Deferred tax valuation allowance	$10.1	$0.4	$1.4	(2)	$(6.0)	(4)	$5.9

Year Ended March 31, 2016:
Reserves:
Returns and allowances	$64.4	$136.8	$—		$(149.4)	(3)	$51.8
Provision for doubtful accounts	$4.1	$1.9	$—		$—		$6.0
Deferred tax valuation allowance	$9.3	$—	$0.8		$—		$10.1
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Opening balances due to the acquisition of Starz on December 8, 2016.

(3)	Actual returns and fluctuations in foreign currency exchange rates.

(4)
Valuation allowance reversal, of which $1.4 million was recorded as a tax benefit in the consolidated statement of income, and $4.6 million was recorded in other comprehensive income. The $4.6 million relates to the gain on Starz investment.

(5)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
2.2	Membership Interest Purchase Agreement dated April 5, 2017 among Lions Gate Films Holdings Company #2, Inc., Viacom International Inc., Paramount NMOC LLC, and Metro-Goldwyn-Mayer Studios Inc.	8-K	2.1	4/5/2017
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
4.1	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	12/8/2016
4.2	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.2	12/8/2016
4.3	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., Lions Gate Entertainment, Inc., and U.S. Bank National Association, as trustee	8-K	4.3	12/8/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto	8-K	2.1	1/17/2012
10.6*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer	8-K	10.1	6/3/2013
10.7	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.8	Underwriting Agreement dated April 8, 2015, by and among Lions Gate Entertainment Corp., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP and J.P. Morgan Securities LLC	8-K	1.1	4/9/2015
10.9	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.10	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.11	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.12	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015
10.13	Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.	8-K	1.1	11/13/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.14*	Employment Agreement between Lions Gate Films, Inc. and Brian Goldsmith dated November 13, 2015	8-K	10.1	11/19/2015
10.15	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.16	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.17	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.18	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.19	Commitment Letter, dated as of June 27, 2016, among Lions Gate, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc.	8-K	10.9	7/1/2016
10.20*	Amendment to Employment Agreement, dated October 11, 2016, between the Company and Jon Feltheimer	8-K	10.1	10/13/2016
10.21	Indenture, dated as of October 27, 2016, by and between LG FinanceCo Corp. and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	10/27/2016
10.22	Securities Issuance and Payment Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and AT&T Media Holdings, Inc.	8-K	10.1	10/27/2016
10.23	Registration Rights Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp. and AT&T Media Holdings, Inc.	8-K	10.2	10/27/2016
10.24*	Amendment to Employment Agreement, dated November 3, 2016, between Lions Gate Entertainment Corp. and Michael Burns	8-K	10.1	11/4/2016
10.25	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.26*	Employment Agreement between Lions Gate Entertainment Inc. and James W. Barge dated December 28, 2016	10-Q	10.137	12/31/2016
10.27*	Executive Annual Bonus Program	10-Q	10.36	6/30/2017
10.28*	Lions Gate Entertainment Corp. 2017 Performance Incentive Plan	8-K	10.1	9/15/2017
10.29*	Form of Restricted Share Unit Award Agreement	10-Q	10.38	9/30/2017
10.30*	Separation and General Release Agreement effective as of November 14, 2017	10-Q	10.41	9/30/2017
10.31	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017
10.32*	Separation and General Release Agreement between Lions Gate Entertainment, Inc. and Steven Beeks effective as of December 21, 2017	10-Q	10.42	12/31/2017
10.33*	Consulting Services Agreement between Lions Gate Films, Inc. and Steven Beeks effective as of December 21, 2017	10-Q	10.43	12/31/2017
10.34	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.35	Indenture, dated as of March 28, 2018, by and between Lions Gate Capital Holdings LLC, as issuer, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	3/28/2018
10.36*x	Form of Nonqualified Stock Option Agreement

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.37*x	Form of Incentive Stock Option Agreement
10.38*x	Form of Share Appreciation Rights Agreement
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (with respect to financial statements of Lions Gate Entertainment Corp.)
23.2x	Consent of Ernst & Young LLP, Independent Auditors (with respect to financial statements of Pop Media Group, LLC)
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1x	Pop Media Group, LLC Audited Consolidated Financial Statements as of March 31, 2018 and 2017, and for each of the three fiscal years ended March 31, 2018
101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2018.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 24, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 24, 2018
James W. Barge

/s/ MICHAEL BURNS	Director	May 24, 2018
Michael Burns

/s/ GORDON CRAWFORD	Director	May 24, 2018
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 24, 2018
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 24, 2018
Jon Feltheimer

/s/ EMILY FINE	Director	May 24, 2018
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 24, 2018
Michael T. Fries

/s/ SIR LUCIAN GRAINGE	Director	May 24, 2018
Sir Lucian Grainge

/s/ DR. JOHN C. MALONE	Director	May 24, 2018
Dr. John C. Malone

/s/ G. SCOTT PATERSON	Director	May 24, 2018
G. Scott Paterson

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 24, 2018
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 24, 2018
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 24, 2018
Hardwick Simmons

/s/ DAVID M. ZASLAV	Director	May 24, 2018
David M. Zaslav

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of Mach 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 24, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Los Angeles, California
May 24, 2018

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$378.1	$321.9
Restricted cash	—	2.8
Accounts receivable, net	946.0	908.1
Program rights	253.2	261.7
Other current assets	195.8	195.9
Total current assets	1,773.1	1,690.4
Investment in films and television programs and program rights, net	1,692.0	1,729.5
Property and equipment, net	161.7	165.5
Investments	164.9	371.5
Intangible assets	1,937.7	2,046.7
Goodwill	2,740.8	2,700.5
Other assets	458.6	472.8
Deferred tax assets	38.8	20.0
Total assets	$8,967.6	$9,196.9
LIABILITIES
Accounts payable and accrued liabilities	$447.7	$573.0
Participations and residuals	504.5	514.9
Film obligations and production loans	327.9	367.2
Debt - short term portion	79.1	77.9
Dissenting shareholders' liability	869.3	—
Deferred revenue	183.9	156.9
Total current liabilities	2,412.4	1,689.9
Debt	2,478.3	3,047.0
Participations and residuals	438.3	359.7
Film obligations and production loans	171.3	116.0
Other liabilities	46.4	50.3
Dissenting shareholders' liability	—	812.9
Deferred revenue	70.3	72.7
Deferred tax liabilities	91.9	440.2
Redeemable noncontrolling interest	101.8	93.8
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 81.8 shares issued (March 31, 2017 - 81.1 shares issued)	628.7	605.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 129.3 shares issued (March 31, 2017 - 126.4 shares issued)	2,020.3	1,914.1
Retained earnings	516.6	10.6
Accumulated other comprehensive loss	(9.7)	(16.0)
Total Lions Gate Entertainment Corp. shareholders' equity	3,155.9	2,514.4
Noncontrolling interests	1.0	—
Total equity	3,156.9	2,514.4
Total liabilities and equity	$8,967.6	$9,196.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions, except per share amounts)
Revenues	$4,129.1	$3,201.5	$2,347.4
Expenses:
Direct operating	2,309.6	1,903.8	1,415.3
Distribution and marketing	897.6	806.8	661.8
General and administration	454.4	355.4	262.4
Depreciation and amortization	159.0	63.1	13.1
Restructuring and other	59.8	88.7	19.8
Total expenses	3,880.4	3,217.8	2,372.4
Operating income (loss)	248.7	(16.3)	(25.0)
Interest expense
Interest expense	(137.2)	(99.7)	(54.9)
Interest on dissenting shareholders' liability	(56.5)	(15.5)	—
Total interest expense	(193.7)	(115.2)	(54.9)
Interest and other income	10.4	6.4	1.9
Loss on extinguishment of debt	(35.7)	(40.4)	—
Gain on sale of equity interest in EPIX	201.0	—	—
Gain on Starz investment	—	20.4	—
Impairment of long-term investments and other assets	(29.2)	—	—
Equity interests income (loss)	(52.8)	10.7	44.2
Income (loss) before income taxes	148.7	(134.4)	(33.8)
Income tax benefit	319.4	148.9	76.5
Net income	468.1	14.5	42.7
Less: Net loss attributable to noncontrolling interests	5.5	0.3	7.5
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$50.2

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$2.27	$0.09	$0.34
Diluted net income per common share	$2.15	$0.09	$0.33

Weighted average number of common shares outstanding:
Basic	208.4	165.0	148.5
Diluted	220.4	172.2	154.1

Dividends declared per common share	$0.09	$0.09	$0.34

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Net income	$468.1	$14.5	$42.7
Foreign currency translation adjustments, net of tax	7.0	(8.1)	(3.1)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(0.5)	56.4	(37.6)
Reclassification adjustment for gain on available-for-sale securities realized in net income	—	(17.8)	—
Net unrealized loss on foreign exchange contracts, net of tax	(0.2)	(3.5)	(0.2)
Comprehensive income	474.4	41.5	1.8
Less: Comprehensive loss attributable to noncontrolling interest	5.5	0.3	7.5
Comprehensive income attributable to Lions Gate Entertainment Corp. shareholders	$479.9	$41.8	$9.3
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2015	—	$—	—	$—	145.5	$830.8	$13.7	$(2.2)	$842.3	$—	$842.3
Exercise of stock options	—	—	—	—	0.4	6.1	—	—	6.1	—	6.1
Share-based compensation, net	—	—	—	—	1.0	48.5	—	—	48.5	—	48.5
Conversion of convertible senior subordinated notes	—	—	—	—	2.0	16.2	—	—	16.2	—	16.2
Issuance of common shares related to acquisitions and other	—	—	—	—	1.5	57.4	—	—	57.4	—	57.4
Repurchase of common shares, no par value	—	—	—	—	(3.6)	(73.2)	—	—	(73.2)	—	(73.2)
Dividends declared	—	—	—	—	—	—	(50.4)	—	(50.4)	—	(50.4)
Net income	—	—	—	—	—	—	50.2	—	50.2	—	50.2
Other comprehensive loss	—	—	—	—	—	—	—	(40.9)	(40.9)	—	(40.9)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5.9)	—	(5.9)	—	(5.9)
Balance at March 31, 2016	—	$—	—	$—	146.8	$885.8	$7.6	$(43.1)	$850.3	$—	$850.3
Exercise of stock options	—	—	—	—	0.6	0.7	—	—	0.7	—	0.7
Share-based compensation, net	—	—	—	—	1.0	36.4	—	—	36.4	—	36.4
Dividends declared	—	—	—	—	—	(7.0)	(6.3)	—	(13.3)	—	(13.3)
Reclassification of common shares	74.2	458.0	74.2	458.0	(148.4)	(916.3)			(0.3)	—	(0.3)
Issuance of common shares related to acquisitions and other	4.6	121.6	46.9	1,206.1	—	0.4	—	—	1,328.1	—	1,328.1
Issuance of replacement equity awards related to the Starz Merger	—	—	1.1	186.5	—	—	—	—	186.5	—	186.5
Exercise of stock options	0.1	0.9	1.8	23.8	—	—	—	—	24.7	—	24.7
Share-based compensation	0.2	3.8	0.4	18.3	—	—	—	—	22.1	—	22.1
Conversion of convertible senior subordinated notes	2.0	21.4	2.0	21.4	—	—	—	—	42.8	—	42.8
Net income	—	—	—	—	—	—	14.8	—	14.8	—	14.8
Other comprehensive income	—	—	—	—	—	—	—	27.1	27.1	—	27.1
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	—	$—	$10.6	$(16.0)	$2,514.4	$—	$2,514.4
Cumulative effect of accounting changes	—	—	—	—	—	—	60.8	—	60.8	—	60.8
Exercise of stock options	0.3	1.7	2.6	44.8	—	—	—	—	46.5	—	46.5
Share-based compensation, net	0.1	12.8	—	52.9	—	—	—	—	65.7	—	65.7
Issuance of common shares	0.3	8.5	0.3	8.5	—	—	—	—	17.0	—	17.0
Noncontrolling interests	—	—	—	—	—	—	—	—	—	7.0	7.0
Dividends declared	—	—	—	—	—	—	(19.1)	—	(19.1)	—	(19.1)
Net income	—	—	—	—	—	—	473.6	—	473.6	(6.0)	467.6
Other comprehensive income	—	—	—	—	—	—	—	6.3	6.3	—	6.3
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(9.3)	—	(9.3)	—	(9.3)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$—	$—	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
_________________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 11).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Operating Activities:
Net income	$468.1	$14.5	$42.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	159.0	63.1	13.1
Amortization of films and television programs and program rights	1,641.7	1,414.0	1,029.1
Interest on dissenting shareholders' liability	56.5	15.5	—
Amortization of debt discount and financing costs	14.3	12.9	9.2
Non-cash share-based compensation	88.4	76.9	77.9
Other non-cash items	20.1	4.3	2.0
Distribution from equity method investee	—	14.0	—
Gain on Starz investment	—	(20.4)	—
Loss on extinguishment of debt	35.7	40.4	—
Equity interests loss (income)	52.8	(10.7)	(44.2)
Gain on sale of equity interest in EPIX	(201.0)	—	—
Impairment of long-term investments and other assets	29.2	—	—
Deferred income tax benefit	(299.5)	(163.4)	(85.1)
Changes in operating assets and liabilities:
Restricted cash	2.8	0.1	(0.4)
Accounts receivable, net and other assets	(8.6)	(87.8)	(158.3)
Investment in films and television programs and program rights, net	(1,526.4)	(1,092.0)	(1,066.4)
Accounts payable and accrued liabilities	(181.7)	152.9	28.9
Participations and residuals	62.6	205.3	134.9
Film obligations	5.1	17.1	(30.7)
Deferred revenue	(29.9)	(98.1)	28.3
Net Cash Flows Provided By (Used In) Operating Activities	389.2	558.6	(19.0)
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	393.7	—	—
Investment in equity method investees	(53.4)	(20.6)	(16.8)
Distributions from equity method investee	—	3.1	—
Business acquisitions, net of cash acquired of $18.7, $73.5, and $15.8 in 2018, 2017 and 2016, respectively (see Note 2)	(1.8)	(1,102.6)	(126.9)
Capital expenditures	(45.9)	(25.2)	(18.4)
Net Cash Flows Provided By (Used In) Investing Activities	292.6	(1,145.3)	(162.1)
Financing Activities:
Debt - borrowings	3,712.6	4,002.8	629.5
Debt - repayments	(4,335.7)	(2,766.9)	(444.5)
Production loans - borrowings	319.7	296.0	572.6
Production loans - repayments	(332.8)	(632.6)	(483.1)
Repurchase of common shares	—	—	(73.2)
Dividends paid	—	(26.8)	(47.5)
Distributions to noncontrolling interest	(8.2)	(6.9)	—
Exercise of stock options	44.9	25.4	6.1
Tax withholding required on equity awards	(22.9)	(40.9)	(24.2)
Net Cash Flows Provided By (Used In) Financing Activities	(622.4)	850.1	135.7
Net Change In Cash And Cash Equivalents	59.4	263.4	(45.4)
Foreign Exchange Effects on Cash	(3.2)	0.8	0.4
Cash and Cash Equivalents - Beginning Of Period	321.9	57.7	102.7
Cash and Cash Equivalents - End Of Period	$378.1	$321.9	$57.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a 16,000-title film and television library and delivered through a global licensing infrastructure.
Basis of Presentation
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
Significant Accounting Policies
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

media based on the Company's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on the Company's assessment of the relative fair value of each title.
Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired and our programming is continuing to be aired by the Distributor, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Payments to distributors for marketing support costs for which the Company does not receive a direct benefit are recorded as a reduction of revenue.
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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2018, 2017, and 2016, total capitalized interest was $7.9 million, $8.7 million, and $19.9 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2018 and 2017, the Company recorded impairment charges of $36.3 million and $22.7 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology that includes cash flows estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 10). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home entertainment product inventory consists of DVDs and Blu-ray discs and is stated at the lower of cost or market value (first-in, first-out method), and are included within other current assets on the consolidated balance sheet (see Note 18). Costs of DVDs and Blu-ray discs sales, including shipping and handling costs, are included in distribution and marketing expenses.
Program Rights: The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions or license period. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases.
The cost of original content in the Company's Media Networks reporting segment (see Note 15) is allocated between the pay television market and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television market is reclassified from investment in film and television programs to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. All the costs of programming produced by the Media Networks segment and included in investment in films and television programs and program rights, net are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of income. The Company records its share of the net income or loss of certain other equity method investments (see Note 5) on a one quarter lag and, accordingly, during the years ended March 31, 2018, 2017, and 2016, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Impairments of Investments: The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
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
Intangible Assets
Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Company’s consolidated balance sheet. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate that the intangible asset might be impaired. Amortizable intangible assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, are written down to fair value. The impairment test is performed at the lowest level of cash flows associated with the asset. As of March 31, 2018, the Company concluded that the indefinite lived intangible assets included in the accompanying consolidated balance sheet were not impaired.
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
Prints, Advertising and Marketing Expenses
The costs of prints, advertising and marketing expenses are expensed as incurred.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising expenses for the year ended March 31, 2018 were $654.9 million (2017 — $588.8 million, 2016 — $470.2 million) which were recorded as distribution and marketing expenses.
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
Government Assistance
The Company has access to government programs that are designed to promote film and television production and distribution in certain foreign countries. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 18).
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
Net Income Per Share
Basic net income per share is calculated based on the weighted average common shares outstanding for the period. Basic net income per share for the years ended March 31, 2018, 2017 and 2016 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions, except per share amounts)
Basic Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$50.2
Denominator:
Weighted average common shares outstanding	208.4	165.0	148.5
Basic net income per common share	$2.27	$0.09	$0.34
Diluted net income per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income per common share for the years ended March 31, 2018, 2017 and 2016 is presented below:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions, except per share amounts)
Diluted Net Income Per Common Share:
Numerator:
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$50.2
Add:
Interest on convertible notes, net of tax	0.5	—	0.5
Numerator for diluted net income per common share	$474.1	$14.8	$50.7

Denominator:
Weighted average common shares outstanding	208.4	165.0	148.5
Effect of dilutive securities:
Conversion of notes	2.1	—	2.1
Share purchase options	7.5	3.5	3.1
Restricted share units and restricted stock	0.7	0.3	0.4
Contingently issuable shares	1.7	3.4	—
Adjusted weighted average common shares outstanding	220.4	172.2	154.1
Diluted net income per common share	$2.15	$0.09	$0.33

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended March 31, 2018, 2017 and 2016, the outstanding common shares issuable presented below were excluded from diluted net income per common share because their inclusion would have had an anti-dilutive effect.

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	5.2	4.0
Share purchase options	11.5	12.1	4.7
Restricted share units	0.2	0.6	0.2
Other issuable shares	1.2	1.2	0.6
Total weighted average anti-dilutive shares issuable excluded from diluted net income per common share	12.9	19.1	9.5
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2018
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities: In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance which amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of the fiscal year ended March 31, 2018, effective April 1, 2017, with no material impact on the Company's consolidated financial statements.
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

•
Statement of Cash Flows Presentation: The new guidance requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer's statutory income tax withholding obligation as a financing activity. The Company applied the change to the presentation of excess tax benefits as an operating activity on a retrospective basis; however, there was no impact to the statement of cash flows since there were no excess tax benefits in the consolidated statements of cash flows for the years ended March 31, 2017 and 2016. The Company has historically presented cash paid for shares withheld to satisfy employee taxes as a financing activity in the consolidated statements of cash flows, and accordingly there was no impact from adopting this aspect of the standard.

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
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued guidance that will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized when the transfer occurs, eliminating an exception under current U.S. GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This guidance is effective for the Company's fiscal year beginning April 1, 2018, with early adoption permitted. Upon adoption, the cumulative-effect of the new standard is to be recorded as an adjustment to retained earnings. The Company adopted this guidance, effective April 1, 2017, and as a result, the Company recorded a cumulative-effect adjustment of $6.5 million in retained earnings for the tax effects (net benefit) of intra-entity transfers. Under the new guidance, the consolidated tax benefit in the year ended March 31, 2018 was $3.0 million lower, respectively, than would have been recorded under the previous guidance.
Accounting Guidance Not Yet Adopted
Revenue Recognition: In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In addition, this guidance requires new or expanded disclosures related to revenues recognized.
The new framework will become effective on April 1, 2018. The Company has elected the modified retrospective approach and will apply the new revenue standard beginning April 1, 2018.
The Company has completed its assessment of the changes required by the new guidance, and while the Company does not expect that the adoption will have a material impact on the Company's reported operating results, the impact of the Sales or Usage Based Royalties acceleration discussed below will depend on the timing and performance of film and television releases in future periods. Upon adoption of the new guidance, the Company will record an adjustment to retained earnings for the cumulative effect of open contracts as of April 1, 2018. The Company has not completed its final calculation of the cumulative effect adjustment to be recorded to retained earnings; however, the Company expects this adjustment to be an increase to retained earnings of less than $25 million. In addition, the Company has designed appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard.
The Company has identified certain significant areas in which the Company's revenue recognition is expected to change as compared with historical GAAP, as follows:
Sales or Usage Based Royalties:  The Company currently receives royalties from certain international distributors and other transactional digital distribution partners based on the sales made by these distributors after recoupment of a minimum guarantee, if applicable. The Company currently records these sales and usage based royalties after receiving statements from the licensee and/or film distributor. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. Accordingly, the timing of the revenue recognition will be accelerated; however, the Company will continue to have a consistent number of periods of sales or usage based royalties earned in each period, and therefore the impact of the new guidance will depend on the timing and performance of the titles released in those periods.
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
Principal vs. Agent: The new standard includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company does not expect the new principal versus agent guidance to have a material impact (i.e., changing from gross to net recognition or from net to gross recognition) under its existing distribution arrangements.

Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. The guidance is effective for the Company's fiscal year beginning April 1, 2018. Early adoption is not permitted, except for certain provisions relating to financial liabilities. Upon adoption of the new guidance, the Company will record a transition adjustment, expected to be approximately $3.2 million, to reclassify the unrealized gains recorded through March 31, 2018 for the Company's available-for-sale investments with a readily determinable fair market value (i.e., Next Games) from accumulated other comprehensive income (loss) to retained earnings. After adoption of the new guidance, changes in the fair value of the Company's available-for-sale investments with a readily determinable fair market value will be recognized in net income. The adoption of the new guidance will also impact the accounting for the Company's cost method investments, which will be measured at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to the Company's investments in the investee. The impact of this change will depend on the nature and extent of changes in observable prices, if any. See Note 5.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares, no par value per share (the "Class A voting shares") and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, no par value per share (the "Class B non-voting shares") subject to the terms and conditions of the Merger Agreement (see Note 12).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)The difference between the fair value of the Starz available-for-sale securities owned by Lionsgate and the original cost of the Starz available-for-sale securities of $158.9 million, amounting to $20.4 million, was reflected as a gain on Starz investment in the consolidated statement of income for the fiscal year ended March 31, 2017.
(2)Upon the closing of the merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Lions Gate non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. Each Starz outstanding award was measured at fair value on the date of acquisition and the portion attributable to pre-combination service was recorded as part of the purchase consideration. The fair value of the Lions Gate replacement award measured on the date of acquisition in excess of the fair value of the Starz award attributed to and recorded as part of the purchase consideration was attributed to post-combination services and is being recognized as share-based compensation expense over the remaining post-combination service period. The estimated aggregate fair value of the Lions Gate replacement awards to be recorded as part of the purchase consideration is $186.5 million, and the estimated remaining aggregate fair value totaling $43.3 million will be recognized in future periods in accordance with each respective award’s vesting terms. The fair value of the Lions Gate replacement restricted stock and restricted stock unit awards was determined based on the value estimated for the Class A voting shares and Class B non-voting shares as of the acquisition date as discussed above. The fair value of Lions Gate replacement stock option awards was determined using the Black-Scholes option valuation model using the estimated fair value of the Class B non-voting shares underlying the replacement stock options. For purposes of valuing the Lions Gate replacement awards, the following weighted-average applicable assumptions were used in the Black-Scholes option valuation model:

Weighted average assumptions:
Risk-free interest rate	0.39% - 1.83%
Expected option lives (years)	0.01 - 5.50 years
Expected volatility	35%
Expected dividend yield	0%

The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant. The expected option lives represents the period of time that options are expected to be outstanding. Expected volatilities are based on implied volatilities from traded options on Lions Gate’s stock, historical volatility of Lions Gate’s stock and other factors. The expected dividend yield was zero since the combined company had suspended the quarterly dividend.

In connection with the Starz Merger, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Neither the Company nor Starz has determined at this time whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. At any time within 60 days after the effective date of the merger, or February 6, 2017, dissenting shareholders had the right to withdraw their demand for appraisal rights and accept the merger consideration in accordance with the Merger Agreement. The Company received notices from dissenting shareholders withdrawing such demands totaling 2,510,485 shares during that 60 day period. See Note 16 for a discussion of these proceedings.  Should the pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of March 31, 2018, the Company has not paid the merger consideration for the shares that have demanded appraisal but has recorded a liability of $869.3 million that is included in current dissenting shareholders' liability on the consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly. The liability is classified as a current liability as of March 31, 2018 based on the timing of the scheduled trial set to commence in the second half of fiscal 2019.

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

Fair Value Estimates: The fair value of the assets acquired and liabilities assumed were determined using income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification ("ASC") 820, other than the long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired customer relationships and tradenames.
The intangible assets acquired include customer relationships with a weighted average estimated useful life of 17 years and tradenames with an indefinite useful life (see Note 6). The fair value of customer relationships was estimated based on the estimated future cash flows to be generated from the customer affiliation contracts considering assumptions related to contract renewal rates and revenue growth based on the number of subscribers and contract rates. The earnings expected to be generated by the customer relationships were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets and discounted to present value at a rate commensurate with the risk of the asset. The fair value of tradenames was estimated based on the present value of the theoretical cost savings that could be realized by the owner of the tradenames as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the tradenames, reduced by the tax shield realized by the licensee on the royalty payments. The cost savings were discounted to present value at a rate commensurate with the risk of the asset.
Investment in films and television programs include the cost of completed films and television programs (including original series) which have been produced by Starz or for which Starz has acquired distribution rights, as well as the costs of films and television programs in production, pre-production and development. For film and television programs in production, pre-production and development, the fair value has been estimated to be the recorded book value. For completed films and television programs, the fair value was estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of program rights has been assumed to be the recorded book value, based on an assessment that such content is acquired or produced at fair value and aired over relatively short periods (a few years) and thus the amortization of the cost reflects the decline in the fair value of the content over time.
As part of the acquisition, we assumed and immediately extinguished Starz's senior notes, which had a principal amount outstanding of $675.0 million, and Starz's credit facility, which had an outstanding amount of $255.0 million (see Note 7). The former Starz senior notes were adjusted to fair value prior to extinguishment using quoted market values, and the fair value of the outstanding amounts under Starz's credit facility were estimated to approximate their carrying value.
Deferred taxes were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to intangible assets. The incremental deferred tax liabilities were calculated based on the tax effect of the step-up in book basis of the net assets of Starz, excluding the amount attributable to goodwill, using the estimated statutory tax rates.
Goodwill of $2.2 billion represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the increase in the combined company’s content creation capability and enhanced scale to its global distribution footprint across mobile, broadband, cable and satellite platforms. In addition, the acquisition goodwill arises from the opportunity for a broad range of new content partnerships and accelerates the growth of Lionsgate and Starz’s over-the-top (which primarily represent internet streaming services and which the Company refers to as “OTT”) services, as well as other anticipated revenue and cost synergies. The goodwill recorded as part of this acquisition is included in the Motion Pictures and Media Networks segment (see Note 6). The goodwill will not be amortized for financial reporting purposes. An insignificant portion of goodwill will be deductible for federal tax purposes.

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statements of operations information presented below illustrates the results of operations of the Company as if the Starz Merger and related debt financing (see Note 7) occurred on April 1, 2016.

Year Ended
March 31,
2017
(Amounts in millions, except per share amounts)
Revenues	$4,323.7
Net income attributable to Lions Gate Entertainment Corp. shareholders	$148.4
Basic Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.74
Diluted Net Income Per Common Share attributable to Lions Gate Entertainment Corp. shareholders	$0.71
The unaudited pro forma condensed consolidated statement of operations information does not include adjustments for any operating efficiencies or cost savings, and exclude $70.9 million of acquisition-related costs that were expensed in restructuring and other expenses during the year ended March 31, 2017.

Good Universe
On October 11, 2017, the Company purchased all of the membership interests in True North Media, LLC ("Good Universe"), a motion picture production and global sales company. The purchase price consisted of $20.4 million in cash paid at closing, and an additional $1.4 million in cash and 119,751 of Class B non-voting common shares to be paid and issued after one-year of the closing date. In addition, the Company assumed $23.6 million of corporate debt and production loans, of which $14.9 million was paid off shortly following the acquisition during the fiscal year ended March 31, 2018. The acquisition was accounted for as a purchase, with the results of operations, which were not material, of Good Universe included in the Company's consolidated results from October 12, 2017 through March 31, 2018. Based on a preliminary purchase price allocation, $29.0 million was allocated to goodwill, with the remainder primarily allocated to the fair values of investment in film and television programs, cash and cash equivalents, and other liabilities. The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of investment in film and television programs, tax and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. The goodwill recorded as part of this acquisition arises from the executive management personnel and their extensive experience and key relationships in the entertainment industry, and is included in the Motion Pictures segment (see Note 6). The goodwill will not be amortized for financial reporting purposes, but will be deductible for federal tax purposes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group
On November 12, 2015, the Company purchased 62.5% of the membership interests in Pilgrim Media Group, LLC ("Pilgrim Media Group"), a worldwide independent reality television producer and distributor. The aggregate purchase price was approximately $201.7 million, which consisted of $144.7 million in cash and 1,517,451 of the Company's former common shares, valued at $57.0 million. These shares were valued based on the closing price of the Company’s common shares on the date of closing of the acquisition, discounted to the fair value of the shares considering certain transfer restrictions.

3. Investment in Films and Television Programs and Program Rights

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$410.5	$610.5
Acquired libraries, net of accumulated amortization	2.1	2.3
Completed and not released	55.0	24.1
In progress	347.2	169.3
In development	24.6	29.7
	839.4	835.9
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	176.6	179.3
In progress	116.5	104.1
In development	4.8	7.3
	297.9	290.7
Media Networks Segment
Licensed program rights, net of accumulated amortization	493.0	526.9
Produced programming
Released, net of accumulated amortization	124.5	132.7
In progress	160.4	200.9
In development	30.0	4.1
	807.9	864.6
Investment in films and television programs and program rights, net	1,945.2	1,991.2
Less current portion of program rights	(253.2)	(261.7)
Non-current portion	$1,692.0	$1,729.5
The Company expects approximately 47.3% of completed films and television programs, excluding licensed program rights, will be amortized during the one-year period ending March 31, 2019. Additionally, the Company expects approximately 82.3% of completed and released films and television programs, excluding licensed program rights and acquired libraries, will be amortized during the three-year period ending March 31, 2021. Licensed program rights expected to be amortized within one-year from the balance sheet date are classified as short-term in the consolidated balance sheet.

4. Property and Equipment

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Distribution equipment(1)	$30.4	$25.8
Building(2)	50.4	50.4
Leasehold improvements	29.7	22.5
Property and equipment	21.1	17.9
Computer equipment and software	117.2	88.4
	248.8	205.0
Less accumulated depreciation and amortization	(88.3)	(40.7)
	160.5	164.3
Land	1.2	1.2
	$161.7	$165.5
_______________

(1)
This category includes the cost of satellite transponders accounted for as capital leases, which was $16.8 million as of March 31, 2018, and accumulated depreciation for these transponders was $7.1 million (2017 - cost of $17.9 million, accumulated depreciation of $1.7 million).

(2)
Represents the cost of Starz's building in Englewood, Colorado which is accounted for as a capital lease. Accumulated depreciation for the building totaled $2.6 million at March 31, 2018 (2017 - $0.6 million).

During the year ended March 31, 2018, depreciation expense amounted to $48.8 million and includes the amortization of assets recorded under capital leases (2017 - $24.4 million; 2016 - $8.9 million).

5. Investments
The carrying amounts of investments, by category, at March 31, 2018 and March 31, 2017 were as follows:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Equity method investments	$127.0	$322.9
Available-for-sale securities	7.3	8.0
Cost method investments	30.6	40.6
	$164.9	$371.5

Equity Method Investments:
The carrying amounts of equity method investments at March 31, 2018 and March 31, 2017 were as follows:

	March 31, 2018
Equity Method Investee	Ownership Percentage	March 31, 2018	March 31, 2017
		(Amounts in millions)
EPIX	n/a(1)	$—	$188.8
Pop	50.0%	91.3	96.8
Other	Various	35.7	37.3
		$127.0	$322.9
________________

(1)	In May 2017, the Company sold all of its 31.15% equity interest in EPIX to MGM (see further details below).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity interests in equity method investments for the years ended March 31, 2018, 2017 and 2016 were as follows (income (loss)):

	Year Ended
	March 31,
Equity Method Investee	2018	2017	2016
	(Amounts in millions)
EPIX	$4.0	$31.0	$52.1
Pop	(9.0)	(6.9)	(1.8)
Other(1)	(47.8)	(13.4)	(6.1)
	$(52.8)	$10.7	$44.2
____________________

(1)	The Company records its share of the net income or loss of certain other equity method investments on a one quarter lag.

EPIX. In April 2008, the Company formed a joint venture with Viacom, its Paramount Pictures unit and Metro-Goldwyn-Mayer Studios to create a premium television channel and subscription video-on-demand service named “EPIX”. On May 11, 2017, pursuant to the Membership Interest Purchase Agreement dated April 5, 2017 (the “Purchase Agreement”), Lionsgate, Viacom and Paramount, each completed the sale to MGM of 100% of their respective equity interests in EPIX. Lions Gate's 31.15% equity interest in EPIX represented approximately $397.2 million of the sale, of which $23.4 million was paid to Lions Gate between the signing of the Purchase Agreement and the closing of the sale as a member distribution, and $373.8 million was paid upon closing. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected as a gain on sale of equity interest in EPIX in the consolidated statement of income for the year ended March 31, 2018. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.
EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017, and for the years ended March 31, 2017 and 2016 and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Period from April 1, 2017 to May 11, 2017 (date of sale)	Twelve Months Ended
		March 31,
		2017	2016
	(Amounts in millions)
Revenues	$44.8	$400.1	$413.8
Expenses:
Operating expenses	32.3	259.8	221.6
Selling, general and administrative expenses	2.4	23.3	24.0
Operating income	10.1	117.0	168.2
Interest and other expense	—	(0.3)	(2.2)
Net income	$10.1	$116.7	$166.0
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1	$116.7	$166.0
Ownership interest in EPIX	31.15%	31.15%	31.15%
The Company's share of net income	3.1	36.4	51.7
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)	(12.4)	(7.3)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0	7.0	7.7
Total equity interest income recorded	$4.0	$31.0	$52.1
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

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
Pop Financial Information:
The following table presents summarized balance sheet data as of March 31, 2018 and March 31, 2017 for Pop:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Current assets	$48.2	$45.6
Non-current assets	$191.6	$184.0
Current liabilities	$37.2	$28.5
Non-current liabilities(1)	$654.9	$555.7
Redeemable preferred stock(1)	$638.4	$547.3
_________________________

(1)	Non-current liabilities includes mandatorily redeemable preferred stock units.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the years ended March 31, 2018, 2017 and 2016 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Year Ended
	March 31,
	2018	2017	2016

Revenues	$110.9	$95.0	$86.4
Expenses:
Cost of services	66.2	52.7	39.7
Selling, marketing, and general and administration	54.1	47.6	42.1
Depreciation and amortization	8.1	7.9	7.8
Operating loss	(17.5)	(13.2)	(3.2)
Interest expense, net	1.0	0.6	0.5
Accretion of redeemable preferred stock units(1)	79.1	67.8	57.7
Total interest expense, net	80.1	68.4	58.2
Net loss	$(97.6)	$(81.6)	$(61.4)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(97.6)	$(81.6)	$(61.4)
Ownership interest in Pop	50%	50%	50%
The Company's share of net loss	(48.8)	(40.8)	(30.7)
Accretion of dividend and interest income on redeemable preferred stock units(1)	39.5	33.9	28.8
Elimination of the Company's share of profits on licensing sales to Pop	(0.8)	(0.6)	(0.8)
Realization of the Company’s share of profits on licensing sales to Pop	1.1	0.6	0.9
Total equity interest loss recorded	$(9.0)	$(6.9)	$(1.8)
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

Other Equity Method Investments
The Company has investments in various other equity method investees with ownership percentages ranging from approximately 9% to 50%. These investments include:
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
Roadside Attractions. Roadside Attractions is an independent theatrical distribution company.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.
Summarized Financial Information. Summarized financial information for the Company's "other equity method investees", on an aggregate basis, is set forth below (these equity method investments were not significant in the year ended March 31, 2016, and accordingly no amounts are presented for the year ended March 31, 2016):

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Current assets	$232.7	$106.1
Non-current assets	$130.0	$27.1
Current liabilities	$201.5	$62.5
Non-current liabilities	$45.0	$0.4

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Revenues	$178.8	$30.1
Gross profit	$42.6	$9.1
Net loss	$(117.7)	$(50.8)

Available-for-Sale Securities:

The cost basis, unrealized gains and fair market value of available-for-sale securities were as set forth below:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Cost basis	$2.6	$2.6
Gross unrealized gain	4.7	5.4
Fair value	$7.3	$8.0

Next Games. At March 31, 2018 and 2017, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. Next Games is traded on the Nasdaq First North Finland marketplace maintained by Nasdaq Helsinki Ltd, and the Company classifies its investment in Next Games within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 10).

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. The Company owns a minority economic interest in Telltale.

Impairment of Long-Term Investments and Other Assets:
During the year ended March 31, 2018, the Company recognized $29.2 million of other-than-temporary impairments on its investments and notes receivable (included in other assets, see Note 18), which were written down to their estimated fair value. The impairment charges are included in the "impairment of long-term investments and other assets" line in the consolidated statement of income.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2016	$294.4	$240.4	$—	$534.8
Business acquisitions(1)	68.4	—	2,131.0	2,199.4
Measurement period adjustments(2)	(0.9)	—	(32.8)	(33.7)
Balance as of March 31, 2017	361.9	240.4	2,098.2	2,700.5
Business acquisitions(1)	29.0	—	—	29.0
Measurement period adjustments(2)	2.8	—	8.5	11.3
Balance as of March 31, 2018	$393.7	$240.4	$2,106.7	$2,740.8
______________________

(1)
In fiscal 2017, represents the goodwill resulting from the Starz Merger, which was allocated to the Media Networks and Motion Pictures segments based on the estimate of the relative fair value of the businesses included in each segment (see Note 2 and Note 15). In fiscal 2018, represents the goodwill resulting from the acquisition of Good Universe (see Note 2).

(2)	In fiscal 2017 and fiscal 2018, represents measurement period adjustments recorded for the Starz Merger.

Intangible Assets
Finite-lived intangible assets consisted of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,821.0	$141.4	$1,679.6	$1,821.0	$33.9	$1,787.1
Trademarks and trade names	8.6	7.2	1.4	8.6	6.9	1.7
Other	9.5	2.8	6.7	9.5	1.6	7.9
	$1,839.1	$151.4	$1,687.7	$1,839.1	$42.4	$1,796.7
_______________

(1)	Customer relationships primarily represent affiliation agreements with distributors acquired in the Starz Merger (see Note 2).

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0
_______________

(1)
Tradenames are primarily related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2018, 2017 and 2016 was approximately $109.0 million, $35.7 million, and $1.3 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2019 through 2023 is estimated to be approximately $109.1 million, $109.1 million, $109.1 million, $109.1 million, and $109.1 million, respectively.

7. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Corporate debt:
Revolving credit facility	$—	$—
Term Loan A(1)	750.0	987.5
Term Loan B(1)	1,250.0	1,600.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,520.0	3,107.5
Convertible senior subordinated notes(2)	60.0	60.0
Capital lease obligations	50.5	57.7
Total debt	2,630.5	3,225.2
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(73.1)	(100.3)
Total debt, net	2,557.4	3,124.9
Less current portion	(79.1)	(77.9)
Non-current portion of debt	$2,478.3	$3,047.0
______________

(1)	As of March 31, 2017, amounts were outstanding under the Previous Term Loan A and Previous Term Loan B, as defined below under the "Debt Transactions" section.

(2)
Represents 1.25% convertible senior subordinated notes due April 2018 (the "April 2013 1.25% Notes"), which were convertible, at any time, into the number of common shares of the Company determined by the principal amount being converted divided by the conversion price, subject to adjustment in certain circumstances, including upon the issuance of dividends (conversion price of $29.09 per share of Class A voting shares and $29.08 per share of Class B non-voting shares at March 31, 2018). All of the April 2013 1.25% Notes were subsequently repaid in April 2018 (see Note 22).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2018:

	Maturity Date	Year Ended March 31,
Debt Type		2019	2020	2021	2022	2023	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	March 2023	$—	$—	$—	$—	$—	$—	$—
Term Loan A	March 2023	—	37.5	52.5	75.0	585.0	—	750.0
Term Loan B	March 2025	12.5	12.5	12.5	12.5	12.5	1,187.5	1,250.0
5.875% Senior Notes	November 2024	—	—	—	—	—	520.0	520.0
Capital lease obligations	Various	5.2	3.0	3.0	0.9	0.9	37.5	50.5
April 2013 1.25% Notes	April 2018	60.0	—	—	—	—	—	60.0
		$77.7	$53.0	$68.0	$88.4	$598.4	$1,745.0	2,630.5
Less aggregate unamortized discount & debt issuance costs, net of fair value adjustment on capital lease obligations								(73.1)
								$2,557.4

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2018 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at March 31, 2018. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 3.63% as of March 31, 2018).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described below, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.13% as of March 31, 2018).

Required Principal Payments:

•
Term Loan A: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after March 22, 2018, at quarterly rates of 0.00% for the first year, 1.25% for the second year, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments beginning the last day of the first full fiscal quarter ending after March 22, 2018, at a quarterly rate of 0.25%, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. At March 31, 2018, the capacity to pay dividends under the Senior Credit Facilities significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $468.1 million and retained earnings of $516.6 million were deemed free of restrictions at March 31, 2018.
In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2018, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. At March 31, 2018, the capacity to pay dividends under the 5.875% Senior Notes significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $468.1 million and retained earnings of $516.6 million were deemed free of restrictions at March 31, 2018. As of March 31, 2018, the Company was in compliance with all applicable covenants.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Transactions

Senior Credit Facilities. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement") which provided for a $1.0 billion five-year revolving credit facility (the "Previous Revolving Credit Facility") (ii) a $1.0 billion five-year term loan A facility (the "Previous Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Previous Term Loan B"). The Previous Term Loan B was issued at 99.5%.

December 2017 Previous Term Loan B Refinancing. On December 11, 2017, the Company entered into an amendment No. 1 (the "Repricing Amendment") to the Credit Agreement to reduce the interest rate on the Previous Term Loan B. In connection with the Repricing Amendment, the Company prepaid $25.0 million of principal outstanding under the Previous Term Loan B and repriced the remaining $900.0 million of principal then outstanding through the incurrence of a new six-year term loan B-1 facility in aggregate principal amount of $900.0 million (the "Previous Term Loan B-1"). The Previous Term Loan B-1 bore interest, at the Company's option, at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75%) plus 2.25% (or an alternative base rate plus 1.25%) margin, which was 0.75% per annum less than the applicable margin under the Previous Term Loan B.

March 2018 Senior Credit Facilities Refinancing. On March 22, 2018, the Company entered into an amendment No. 2 (the "Second Amendment") to the Credit Agreement (as amended by the Repricing Amendment and the Second Amendment, the "Amended Credit Agreement") to refinance its Previous Revolving Credit Facility, Previous Term Loan A and Previous Term Loan B-1. In connection with the Second Amendment, the Company repaid in full the then outstanding principal amounts of $950.0 million under the Previous Term Loan A and $825.0 million under the Previous Term Loan B-1, and terminated all commitments under the Previous Revolving Credit Facility. In addition, the Company incurred a new five-year Term Loan A in aggregate principal amount of $750.0 million (the "Term Loan A"), incurred a new seven-year Term Loan B in aggregate principal amount of $1,250.0 million (the "Term Loan B"), and obtained a new $1.5 billion five-year revolving credit facility (the "Revolving Credit Facility", and together with the Term Loan A and Term Loan B, the "Senior Credit Facilities"). The interest rate under the new Term Loan A and Revolving Credit Facility is LIBOR plus 1.75%. See the "Senior Credit Facilities" section above for interest rate details and required principal payments.

Other Voluntary Prepayments. In addition to the prepayments in connection with the Repricing Amendment and Second Amendment described above, during the years ended March 31, 2018 and 2017, the Company made other voluntary prepayments totaling $740.0 million and $400.0 million, respectively, in principal outstanding under the Previous Term Loan B-1/ Previous Term Loan B, together with accrued and unpaid interest with respect to such principal amounts.

5.875% Senior Notes Exchange. On October 27, 2016, Lions Gate Entertainment Corp. issued $520.0 million aggregate principal amount of 5.875% senior notes due 2024 (the "2016 5.875% Senior Notes"). On March 28, 2018, in connection with a private exchange offer of the $520.0 million aggregate principal amount of its 2016 5.875% Senior Notes, an indirect, wholly owned subsidiary of the Company issued $512.3 million aggregate principal amount of new 5.875% senior notes due 2024 (the "2018 5.875% Senior Notes", and collectively with the 2016 5.875% Senior Notes, the "5.875% Senior Notes"). The new 2018 5.875% Senior Notes were exchanged by the Company for $512.3 million of the 2016 5.875% Senior Notes.

Debt Redemptions and Repayments Associated with the Starz Merger. During the year ended March 31, 2017, the Company used the proceeds of the 2016 5.875% Senior Notes, the Previous Term Loan A, the Previous Term Loan B, and a portion of the Previous Revolving Credit Facility (amounting to $50.0 million) to finance a portion of the consideration and transaction costs for the Starz Merger (see Note 2) and the associated transactions, including (i) the repayment of all amounts outstanding (i.e., $241 million) under Lionsgate's previous $800 million senior revolving credit facility issued in 2012, and such credit agreement was then terminated, (ii) the redemption of Lionsgate's previous $400 million seven-year term loan due March 2022 (the "Term Loan Due 2022"), (iii) the redemption of Lionsgate's $225.0 million outstanding principal amount of the 5.25% Senior Secured Second-Priority Notes due August 2018 (the "5.25% Senior Notes"), (iii) the discharge of Starz's $675.0 million outstanding principal amount of the previous Starz senior notes due September 15, 2019 (the "Starz Senior Notes") that were assumed as part of the Starz Merger, and (iv) the repayment of all amounts outstanding (i.e., $255.0 million) under Starz's existing $1.0 billion revolving credit facility that were assumed as part of the Starz Merger were repaid, and such credit agreement was then terminated.

Accounting for the Debt Redemption and Repayment Transactions:

Revolving Credit Facilities. Any fees paid to creditors or third parties related to the issuance of the new revolving credit facility are capitalized and amortized over the term of the new revolving credit facility. To the extent the borrowing capacity, measured as the amount available under the revolving credit facility multiplied by the remaining term, on a creditor by creditor

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, was more than under the previous revolving credit facility, any prior unamortized debt issuance costs are capitalized and amortized over the term of the new revolving credit facility. To the extent the borrowing capacity on a creditor by creditor basis was less than under the previous credit facility the prior unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity under the former revolving credit facility.

Term Loans and Senior Notes. In accounting for each contemporaneous issuance and repayment or redemption transaction discussed above, a portion of the prepayment and issuance was considered a modification of terms with creditors who participated in both the prepaid or redeemed debt and the new issuance, and a portion was considered a debt extinguishment. The previously incurred unamortized deferred financing costs, debt discount, call premiums (if any) and any fees or other amounts paid to creditors, on the prepaid or redeemed debt will be amortized over the life of the new issuance, to the extent the prepayment and issuance was considered a modification of terms, and expensed as a loss on extinguishment of debt to the extent considered an extinguishment. The new debt issuances associated with the existing creditors whose prior loans were prepaid were considered a modification of terms and therefore the new issuance costs associated with such issuances were expensed as a loss on extinguishment of debt. All costs and expenses associated with new creditors are capitalized and amortized over the life of the new issuance. Debt issuance costs and any debt discount are amortized using the effective interest method.

Loss on Extinguishment of Debt. The following tables summarize the accounting for the debt issuance costs incurred and the related loss on extinguishment of debt recorded in the years ended March 31, 2018 and March 31, 2017 associated with the debt transactions discussed above (no loss in the year ended March 31, 2016):

	Year Ended March 31, 2018
	Loss on Extinguishment of Debt	Capitalized & Amortized Over Life of New Issuances	Total
	(Amounts in millions)

New debt issuance costs	$11.0	$11.6	$22.6
Previously incurred debt issuance costs or unamortized discount	24.7
Total	$35.7

	Year Ended March 31, 2017
	Loss on Extinguishment of Debt	Capitalized & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
New debt issuance costs and call premium	$20.6	$115.0	$135.6
Previously incurred debt issuance costs or unamortized discount	19.8
Total	$40.4

Capital Lease Obligations

Capital lease obligations represent lease agreements acquired in the Starz Merger (see Note 2). These obligations include a ten-year commercial lease for a building, with four successive five-year renewal periods at the Company's option, with an imputed annual interest rate of 7.2%, and capital lease arrangements for Starz's transponder capacity that expire from 2019 to 2023 and have imputed annual interest rates ranging from 5.5% to 7.0%.

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the years ended March 31, 2018, 2017 and 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2018	2017	2016

Interest expense
Cash interest	$122.9	$86.8	$45.7
Amortization of debt discount and financing costs	14.3	12.9	9.2
	137.2	99.7	54.9
Interest on dissenting shareholders' liability (see Note 2)	56.5	15.5	—
Total interest expense	$193.7	$115.2	$54.9

8. Participations and Residuals

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, contributed a minority share of 25% of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ended January 23, 2018, and participate in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excluded, among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheets and amounted to $151.8 million at March 31, 2018 (March 31, 2017 - $170.1 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

9. Film Obligations and Production Loans

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Film obligations	$146.7	$129.9
Production loans	352.9	353.8
Total film obligations and production loans	499.6	483.7
Unamortized debt issuance costs	(0.4)	(0.5)
Total film obligations and production loans, net	499.2	483.2
Less current portion	(327.9)	(367.2)
Total non-current film obligations and production loans	$171.3	$116.0

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2018:

	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(Amounts in millions)
Film obligations	$104.5	$37.6	$1.7	$1.5	$1.1	$—	$146.4
Production loans	223.4	129.5	—	—	—	—	352.9
	$327.9	$167.1	$1.7	$1.5	$1.1	$—	$499.3
Less imputed interest on film obligations and debt issuance costs on production loans							(0.1)
							$499.2
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.24% to 4.99%.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 5):
Investment in Next Games	$7.3	$—	$7.3	$8.0	$—	$8.0

Forward exchange contracts (see Note 17)	—	0.3	0.3	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.6)	(0.6)	—	(0.5)	(0.5)
	$7.3	$(0.3)	$7.0	$8.0	$0.1	$8.1

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at March 31, 2018 and March 31, 2017:

	March 31, 2018		March 31, 2017
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units	$91.3	$125.0	$96.8	$122.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities:
Term Loan A(1)	729.7	750.9	961.8	983.8
Term Loan B(1)	1,229.3	1,251.6	1,554.7	1,610.0
5.875% Senior Notes	500.4	539.5	498.3	542.1
April 2013 1.25% Notes	60.0	60.3	60.0	58.5
Production loans	352.6	352.9	353.3	353.8
	$2,872.0	$2,955.2	$3,428.1	$3,548.2
________________

(1)	As of March 31, 2017, amounts were outstanding under the Previous Term Loan A and Previous Term Loan B (see Note 7).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Revolving Credit Facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at March 31, 2018 and 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Noncontrolling Interests
Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Beginning balance	$93.8	$90.5	$—
Initial fair value of redeemable noncontrolling interests	—	—	90.1
Net income (loss) attributable to noncontrolling interests	0.5	(0.3)	(7.5)
Noncontrolling interest discount accretion	6.1	5.0	2.0
Adjustments to redemption value	9.3	5.5	5.9
Cash distributions	(7.9)	(6.9)	—
Ending balance	$101.8	$93.8	$90.5

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares, and 500 million authorized Class B non-voting shares, at March 31, 2018 and March 31, 2017.

As discussed in Note 2, immediately prior to the consummation of the December 8, 2016 Starz Merger, the Company effected the reclassification of its capital stock, pursuant to which each previously existing Lionsgate common share was converted into 0.5 shares of a newly issued Class A voting shares and 0.5 shares of a newly issued Class B non-voting shares, subject to the terms and conditions of the Merger Agreement, resulting in 74.2 million of Class A voting shares and 74.2 million of Class B non-voting shares. As of March 31, 2018, there were 15.3 million Class B non-voting shares that had not been issued to the former holders of 22.5 million of former Starz Series A common stock who are exercising their right to judicial appraisal under Delaware law (see Note 2 and Note 16).
The table below outlines common shares reserved for future issuance:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	32.1	33.4
Restricted stock and restricted share units — unvested	2.2	2.7
Common shares available for future issuance under Lionsgate plan(1)	10.3	0.8
Common shares available for future issuance under Starz plan	—	11.8
Shares issuable upon conversion of April 2013 1.25% Notes	2.1	2.1
Shares reserved for future issuance	46.7	50.8
______________

(1)
As of March 31, 2018, amounts represent common shares reserved for issuance under the Company's current 2017 Performance Incentive Plan. As of March 31, 2017, amounts represent common shares reserved for issuance under the Company's former 2012 Performance Incentive Plan. See Share Based Compensation section below for further information.

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the years ended March 31, 2018 and 2017 the Company did not repurchase any common shares. During the year ended March 31, 2016, the Company repurchased 3.6 million common shares for an aggregate cost of $73.2 million. To date, approximately $283.2 million common shares have been repurchased, leaving approximately $184.7 million of authorized potential purchases.

(c) Dividends
During the fiscal years ended March 31, 2018, 2017 and 2016, the Company's Board of Directors declared the following quarterly cash dividends:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dividends Declared Per Common Share	Total Amount	Payment Date
		(in millions)
Fiscal Year 2018:
Fourth quarter ended March 31, 2018(1)	$0.09	$19.1	May 1, 2018
Fiscal Year 2017:
First quarter ended June 30, 2016	$0.09	$13.3	August 5, 2016
Fiscal Year 2016:
Fourth quarter ended March 31, 2016	$0.09	$13.2	May 27, 2016
Third quarter ended December 31, 2015	$0.09	13.5	February 5, 2016
Second quarter ended September 30, 2015	$0.09	13.3	November 10, 2015
First quarter ended June 30, 2015	$0.07	10.4	August 7, 2015
Total cash dividends declared in fiscal year 2016	$0.34	$50.4
____________________________________________

(1)
As of March 31, 2018, the Company had $19.1 million of cash dividends payable included in accounts payable and accrued liabilities on the consolidated balance sheet. As of March 31, 2018, the Company was not limited in its capacity to pay dividends under the Senior Credit Facilities Amended Credit Agreement and the indenture governing the 5.875% Senior Notes (see Note 7).

(d) Share-based Compensation
The Company's stock option and long-term incentive plans permit the grant of stock options and other equity awards to certain employees, officers, non-employee directors and consultants.

2017 Performance Incentive Plan. On September 12, 2017, the Company’s shareholders approved the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”) previously adopted by the Board of Directors (the “Board”) of the Company.

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

The maximum number of Class A voting shares and Class B non-voting shares (the “Common Shares”) that may be issued or transferred pursuant to awards under the 2017 Plan (the “Share Limit”) equals: (1) the number of shares that were available for award grant purposes under the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan”) as of September 12, 2017, plus (2) the number of shares that were available for award grant purposes under the Starz 2016 Omnibus Incentive Plan (the “Starz 2016 Plan”) as of September 12, 2017, plus (3) the number of any shares subject to stock options and share appreciation rights granted under any of the 2012 Plan, the Starz 2016 Plan, the Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013), or the Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (collectively, the “Prior Plans”) and outstanding on September 12, 2017 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any shares subject to restricted stock and restricted share unit awards granted under any of the Prior Plans that are outstanding and unvested as of September 12, 2017 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested. No new awards may be granted under any of the Prior Plans. As of September 12, 2017 (immediately prior to the shareholder approval of the 2017 Plan), the total number of Common Shares available for award grant purposes under the 2012 Plan and the Starz 2016 Plan was 12,973,816 shares, and the total number of Common Shares subject to then-outstanding awards granted under the Prior Plans was 34,790,628 shares.

The Common Shares available for issuance under the 2017 Plan may be either the Class A voting shares or the Class B non-voting shares, as determined by administrator of the 2017 Plan and set forth in the applicable award agreement. However,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in no event may the combined number of Class A voting shares and Class B non-voting shares issued under the 2017 Plan exceed the Share Limit described above.

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

The types of awards that may be granted under the 2017 Plan include stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in shares or units of shares, as well as certain cash bonus awards.

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
2012 Performance Incentive Plan: At the effective time of the closing of the merger, Starz had outstanding equity awards under the Starz Transitional Stock Adjustment Plan, Starz 2011 Incentive Plan, Starz 2011 Nonemployee Director Plan and Starz 2016 Omnibus Incentive Plan (collectively, the “Starz Plans”). In accordance with the Merger Agreement, at the effective time of the closing of the Starz Merger, the Company assumed the Starz Plans and the restricted stock unit awards, unvested stock options and restricted stock awards, in each case, granted under the Starz Plans (collectively, the “Assumed Awards”). As a result of this assumption, at the effective time of the closing of the Starz Merger, the Assumed Awards were converted into corresponding awards relating to Class B non-voting shares, after giving effect to appropriate adjustments to reflect the consummation of the Starz Merger. There were 30.3 million Class B non-voting shares issuable in connection with the Assumed Awards held by Starz employees and awards to be granted under the Starz Plans following the Starz Merger.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the years ended March 31, 2018, 2017 and 2016:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Compensation Expense:
Stock options	$43.1	$42.5	$31.0
Restricted share units and other share-based compensation	36.2	34.0	25.0
Share appreciation rights	6.3	0.6	0.3
	85.6	77.1	56.3
Immediately vested restricted share units issued under annual bonus program(1)	—	—	22.2
Impact of accelerated vesting on equity awards(2)	2.9	2.4	—
Total share-based compensation expense	$88.5	$79.5	$78.5

Tax impact(3)	(29.6)	(28.0)	(28.6)
Reduction in net income	$58.9	$51.5	$49.9
___________________

(1)	Represents the impact of immediately vested stock awards granted as part of the Company's annual bonus program, and issued in lieu of cash bonuses.

(2)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(3)	Represents the income tax benefit recognized in the statements of income for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Compensation Expense:
Direct operating	$1.1	$1.2	$—
Distribution and marketing	0.9	0.4	—
General and administration	83.6	75.5	78.5
Restructuring and other	2.9	2.4	—
	$88.5	$79.5	$78.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following tables set forth the stock option activity during the years ended March 31, 2018, 2017 and 2016. The activity prior to the December 8, 2016 consummation of the Starz Merger and related reclassification of Lionsgate stock discussed above is presented in the table below:

	Number of	Weighted- Average Exercise
Options:	Shares	Price
Outstanding at March 31, 2015	13,214,696	$21.26
Granted	3,538,346	31.50
Exercised	(640,008)	13.01
Forfeited or expired	(19,138)	26.54
Outstanding at March 31, 2016	16,093,896	$23.83
Granted	5,997,539	22.73
Exercised	(2,145,852)	9.78
Forfeited or expired	(552,067)	32.39
Outstanding at December 8, 2016 before share reclassification	19,393,516	$24.80
Reclassification of common shares to newly issued Class A voting shares and Class B non-voting shares	(19,393,516)
Outstanding at December 8, 2016 after share reclassification	—

Immediately prior to the consummation of the Starz Merger and in accordance with the reclassification of the Company's shares discussed above, each outstanding share-based equity award (i.e., stock options and restricted share units) of the Company was also adjusted to reflect the reclassification of the underlying shares of each award. Upon the closing of the Starz Merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Class B non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. The stock option, restricted stock and restricted share unit activity from the December 8, 2016 consummation of the Starz Merger and related reclassification of the Company's shares discussed above, through March 31, 2018 is presented in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options and Equity-Settled SARs(1)
	Class A Voting Shares				Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value as of March 31, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value as of March 31, 2018
Issuance of Class A voting shares and Class B non-voting shares upon reclassification of common shares at December 8, 2016	9,528,634	$25.53			9,528,634	$24.68
Issuance for Lions Gate replacement awards	—	—			15,395,707	$14.68
Granted	36,645	$26.03			1,783,446	$25.17
Exercised	(447,140)	$10.25			(2,198,914)	$12.43
Forfeited or expired	(28,224)	$33.65			(207,169)	$25.52
Outstanding at March 31, 2017	9,089,915	$26.67			24,301,704	$19.63
Granted	455,395	$30.78			2,405,095	$28.84
Exercised	(537,930)	$19.29			(2,612,877)	$17.15
Forfeited or expired	(370,943)	$36.31			(630,807)	$30.72
Outstanding at March 31, 2018	8,636,437	$26.93	6.31	$20,567,305	23,463,115	$20.56	6.17	$130,946,902
Outstanding as of March 31, 2018, vested or expected to vest in the future	8,606,761	$26.94	6.31	$20,449,524	23,317,418	$20.52	6.15	$130,846,866
Exercisable at March 31, 2018	5,498,184	$28.12	5.07	$12,157,537	16,776,803	$18.55	4.70	$124,449,854
_____________________________

(1)
Amounts for the year ended March 31, 2017 have been reclassified to conform to the current period presentation, and now include the Company’s equity-settled share-appreciation rights ("SARs"), which were previously accounted for as cash-settled SARs.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2018, 2017 and 2016, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2018	2017	2016
Weighted average fair value of grants	$8.38	$6.88	$7.64
Weighted average assumptions:
Risk-free interest rate(1)	1.7% - 2.7%	1.2% - 2.4%	0.9% - 1.9%
Expected option lives (in years)(2)	4 - 6 years	4 - 10 years	3 - 6 years
Expected volatility for options(3)	35%	35%	35%
Expected dividend yield(4)	0.0% - 1.5%	0.0% - 1.8%	0.8% - 1.8%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
The total intrinsic value of options exercised as of each exercise date during the year ended March 31, 2018 was $36.9 million (2017 — $30.0 million, 2016— $15.6 million).
During the year ended March 31, 2018, 112,162 shares (2017 — 819,503 shares, 2016 — 93,210 shares) were cancelled to fund withholding tax obligations upon exercise of options.
Restricted Share Units

The following tables set forth the restricted share unit activity during the years ended March 31, 2018, 2017 and 2016. The activity prior to the December 8, 2016 consummation of the Starz Merger and related reclassification of the Company's shares discussed above is presented in the table below:

Restricted Share Units:	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2015	1,662,028	$28.10
Granted	1,461,521	32.36
Vested	(1,438,207)	28.22
Forfeited	(37,910)	30.36
Outstanding at March 31, 2016	1,647,432	$31.74
Granted	1,537,632	20.89
Vested	(1,789,908)	25.01
Forfeited	(164,592)	30.18
Outstanding at December 8, 2016 before share reclassification	1,230,564	$28.18
Reclassification of common shares to newly issued Class A voting shares and Class B non-voting shares	(1,230,564)
Outstanding at December 8, 2016 after share reclassification	—

The restricted stock and restricted share unit activity from the December 8, 2016 consummation of the Starz Merger and related reclassification of the Company's shares discussed above, through March 31, 2018 is presented in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restricted Share Units				Restricted Stock
	Class A Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
Issuance of Class A voting shares and Class B non-voting shares upon reclassification of common shares at December 8, 2016	615,103	$26.48	615,103	$28.20	—	—
Issuance for Lions Gate replacement awards	—	—	—	—	1,861,342	$25.70
Granted	15,529	$26.78	410,857	$25.06	—	—
Vested	(105,796)	$29.55	(109,201)	$29.41	(373,148)	$25.70
Forfeited	(5,688)	$30.91	(5,688)	$30.91	(141,259)	$25.70
Outstanding at March 31, 2017	519,148	$27.85	911,071	$26.62	1,346,935	$25.70
Granted	117,295	$29.11	1,200,352	$29.44	—	$25.70
Vested	(393,137)	$27.79	(575,659)	$26.97	(587,733)	$25.70
Forfeited	(12,745)	$29.69	(24,116)	$28.06	(269,801)	$25.70
Outstanding at March 31, 2018	230,561	$28.49	1,511,648	$28.71	489,401	$25.70

The fair values of restricted stock and restricted share units are determined based on the market value of the shares on the date of grant.
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2018 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$52.9	2.7
Restricted Stock and Restricted Share Units	41.6	2.2
Total	$94.5
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock and restricted share units. During the year ended March 31, 2018, 674,673 shares (2017 — 1,006,888 shares, 2016 — 636,136 shares) were withheld upon the vesting of restricted stock and restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax benefits of $5.2 million associated with its equity awards in its tax benefit for the year ended March 31, 2018 (2017 and 2016 - none).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2018, the Company granted the equivalent of $0.8 million (2017 - $1.1 million, 2016 - $1.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2018, the Company issued 16,231 (2017 - 28,257 shares, 2016 - 19,578 shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz Merger, the Company agreed to issue to the customer three $16.67 million annual installments of equity (or cash at the Company's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the year ended March 31, 2018, the Company issued to the customer 266,667 Class A voting shares valued at $8.3 million and 278,334 Class B non-voting shares valued at $8.3 million.

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

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
The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. In addition, the Company’s total income tax benefit of $319.4 million in fiscal 2018 includes a net benefit of $259.1 million, consisting of a $165.0 million benefit from the impact of the change in U.S. federal tax rates (discussed above) on the Company’s beginning net deferred tax liability balances, a benefit of $162.3 million primarily for foreign affiliate dividends resulting from an internal capital restructuring in connection with the Company’s third party debt refinancing (see Note 7 to the consolidated financial statements), offset by charges of $58.8 million and $9.4 million from increases in the Company’s valuation allowance associated with certain U.S. and foreign deferred tax assets, respectively, that may not be realized on a more likely than not basis.
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
The components of pretax income, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
United States	$(824.1)	$(409.2)	$(244.2)
International	972.8	274.8	210.4
	$148.7	$(134.4)	$(33.8)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2018	2017	2016
Current provision (benefit):	(Amounts in millions)
Federal	$(17.6)	$7.8	$6.2
States	(4.3)	2.2	2.5
International	2.0	4.5	(0.2)
Total current provision (benefit)	$(19.9)	$14.5	$8.5
Deferred benefit:
Federal	$(269.0)	$(143.3)	$(77.4)
States	(18.5)	(9.9)	(7.6)
International	(12.0)	(10.2)	—
Total deferred benefit	(299.5)	(163.4)	(85.0)
Total benefit for income taxes	$(319.4)	$(148.9)	$(76.5)
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$46.8	$(47.1)	$(11.8)
Foreign affiliate dividends	(329.1)	(84.2)	(59.4)
Foreign and provincial operations subject to different income tax rates	7.1	(14.6)	(7.1)
State income tax	(21.2)	(6.0)	(3.8)
Remeasurement of opening U.S. deferred tax liabilities due to the Tax Act	(165.0)	—	—
Additional remeasurements of originating deferred tax assets and liabilities	75.6	—	—
Transaction costs	—	7.3	—
Permanent differences	3.5	(0.5)	6.5
Other	(5.3)	(2.3)	(0.9)
Increase (decrease) in valuation allowance	68.2	(1.5)	—
Total benefit for income taxes	$(319.4)	$(148.9)	$(76.5)
For the years ended March 31, 2016, 2017, and 2018, the tax provision includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$354.5	$224.3
Foreign tax credits	68.3	57.5
Investment in film and television obligations	101.5	91.6
Accounts payable	78.6	112.1
Other assets	59.0	60.3
Reserves	21.4	41.2
Subordinated notes	—	8.2
Total deferred tax assets	683.3	595.2
Valuation allowance	(73.2)	(5.9)
Deferred tax assets, net of valuation allowance	610.1	589.3
Deferred tax liabilities:
Intangible assets	(475.5)	(780.8)
Fixed assets	(19.5)	(28.6)
Accounts receivable	(150.7)	(185.7)
Subordinated notes	—	—
Other	(17.5)	(14.4)
Total deferred tax liabilities	$(663.2)	$(1,009.5)

Net deferred tax liabilities	$(53.1)	$(420.2)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2018, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,260.5 million available to reduce future federal income taxes which expire beginning in 2029 through 2038. At March 31, 2018, the Company had state NOLs of approximately $712.8 million available to reduce future state income taxes which expire in varying amounts beginning 2021. At March 31, 2018, the Company had Canadian loss carryforwards of $132.5 million which will expire beginning in 2034. In addition, at March 31, 2018, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $68.3 million to offset future federal income taxes that will expire beginning in 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2018, 2017, and 2016:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2015	$4.5
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2016	4.5
Increases related to prior year tax positions	14.2
Decreases related to prior year tax positions	(4.5)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2017	14.2
Increases related to current year tax position	0.1
Increases related to prior year tax positions	11.5
Decreases related to prior year tax positions	(8.2)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2018	$17.6

For the years ended March 31, 2018, 2017, and 2016, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits as part of income tax provision. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOLs. Currently, audits are occurring in federal and various state and local tax jurisdictions. In addition, the Company's Canadian tax returns are under examination for the years ended March 31, 2014 and March 31, 2015.
The total amount of unrecognized tax benefits as of March 31, 2018 that, if realized, would affect the Company's tax benefit (provision) are $15.7 million.
The Company does not believe that there are any material changes to its unrecognized tax benefits that are reasonably possible to occur within the coming year.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the years ended March 31, 2018, 2017 and 2016:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$21.5	$26.7	$0.6
Accelerated vesting on equity awards (see Note 12)	2.9	2.4	—
Total severance costs	24.4	29.1	0.6
Transaction and related costs(2)	22.2	59.6	16.5
Development expense(3)	13.2	—	—
Pension withdrawal costs(4)	—	—	2.7
	$59.8	$88.7	$19.8
_______________________

(1)
Severance costs in the fiscal year ended March 31, 2018 were primarily related to the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and additional workforce reductions in connection with the Starz Merger. Of the severance costs, $14.7 million is recorded as a liability and is expected to be paid by March 31, 2019. Severance costs in the fiscal year ended March 31, 2017 were primarily related to workforce reductions for redundancies in connection with the Starz Merger.

(2)
Transaction and related costs in the fiscal years ended March 31, 2018, 2017 and 2016 reflect transaction, integration and legal costs incurred associated with certain strategic transactions. In fiscal 2018, these costs were primarily related to the sale of EPIX (see Note 5), the Starz Merger, the legal fees associated with the Starz class action lawsuits and certain other legal matters. In fiscal 2017, these costs were primarily related to the Starz Merger, the legal fees associated with the Starz class action lawsuits, and an arbitration award of $5.8 million and related legal expenses. In fiscal 2016, these costs were primarily related to the acquisition of a majority interest in Pilgrim Media Group and certain shareholder transactions.

(3)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Pictures business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year.

(4)	Pension withdrawal costs in the fiscal year ended March 31, 2016 were related to an underfunded multi-employer pension plan in which the Company was no longer participating.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2018, 2017 and 2016:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Severance liability
Beginning balance	$22.2	$0.6	$0.5
Accruals	21.5	26.7	0.6
Severance payments	(27.9)	(10.6)	(0.5)
Other(1)	(1.1)	5.5	—
Ending balance	$14.7	$22.2	$0.6
_______________________

(1)
In the year ended March 31, 2018, other represents noncash reductions related to the settlement of certain liabilities relating to employee compensation with equity instruments. In the year ended March 31, 2017, other represents a severance liability acquired in connection with the Starz Merger.

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
Media Networks (which was not a reportable segment prior to the quarter ended December 31, 2016) consists of (i) Starz Networks, which includes the licensing of premium subscription video programming to U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies, and over-the-top ("OTT") providers, and on a direct-to-consumer basis (ii) Content and Other, which includes the licensing of the Media Networks' original series programming to digital media platforms, international television networks, home entertainment and other ancillary markets and (iii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its subscription video-on-demand ("SVOD") platforms which were moved under the Media Networks segment in connection with the Starz Merger.
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

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Segment revenues
Motion Pictures	$1,822.1	$1,920.6	$1,677.4
Television Production	805.3	837.4	669.9
Media Networks	1,532.5	456.6	0.1
Intersegment eliminations	(30.8)	(13.1)	—
	$4,129.1	$3,201.5	$2,347.4
Intersegment revenues
Motion Pictures	$10.7	$6.6	$—
Television Production	19.8	5.6	—
Media Networks	0.3	0.9	—
	$30.8	$13.1	$—
Gross contribution
Motion Pictures	$292.6	$237.8	$183.2
Television Production	107.5	91.9	98.7
Media Networks	570.2	183.6	(5.2)
Intersegment eliminations	(1.9)	(3.2)	—
	$968.4	$510.1	$276.7
Segment general and administration
Motion Pictures	$113.2	$105.3	$92.4
Television Production	40.3	32.1	23.5
Media Networks	100.9	45.0	4.8
	$254.4	$182.4	$120.7
Segment profit (loss)
Motion Pictures	$179.4	$132.5	$90.8
Television Production	67.2	59.8	75.2
Media Networks	469.3	138.6	(10.0)
Intersegment eliminations	(1.9)	(3.2)	—
	$714.0	$327.7	$156.0

Segment profit (loss) is defined as gross contribution (segment revenues, less segment direct operating and distribution and marketing expense) less segment general and administration expenses. Segment direct operating expenses, distribution and marketing expenses and general and administrative expenses exclude share-based compensation, other than annual bonuses granted in stock, and include annual bonuses paid in cash. Segment profit (loss) excludes purchase accounting and related adjustments.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Company’s total segment profit	$714.0	$327.7	$156.0
Corporate general and administrative expenses	(110.3)	(92.6)	(83.4)
Adjusted depreciation and amortization(1)	(39.3)	(22.8)	(11.9)
Restructuring and other(2)	(59.8)	(88.7)	(19.8)
Adjusted share-based compensation expense(3)	(85.6)	(77.1)	(56.3)
Purchase accounting and related adjustments(4)	(170.3)	(62.8)	(9.6)
Operating income (loss)	248.7	(16.3)	(25.0)
Interest expense	(193.7)	(115.2)	(54.9)
Interest and other income	10.4	6.4	1.9
Loss on extinguishment of debt	(35.7)	(40.4)	—
Gain on sale of equity interest in EPIX	201.0	—	—
Gain on Starz investment	—	20.4	—
Impairment of long-term investments and other assets	(29.2)	—	—
Equity interests income (loss)	(52.8)	10.7	44.2
Income (loss) before income taxes	$148.7	$(134.4)	$(33.8)
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

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Depreciation and amortization	$159.0	$63.1	$13.1
Less: Amount included in purchase accounting and related adjustments	(119.7)	(40.3)	(1.2)
Adjusted depreciation and amortization	$39.3	$22.8	$11.9

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Total share-based compensation expense	$88.5	$79.5	$78.5
Less:
Bonus related share-based compensation included in segment and corporate general and administrative expense(i)	—	—	(22.2)
Amount included in restructuring and other(ii)	(2.9)	(2.4)	—
Adjusted share-based compensation	$85.6	$77.1	$56.3
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
Purchase accounting and related adjustments represent the amortization of non-cash fair value adjustments to certain assets acquired in the acquisition of Starz, Pilgrim Media Group and Good Universe. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$44.5	$17.5	$6.5
General and administrative expense	6.1	5.0	1.9
Depreciation and amortization	119.7	40.3	1.2
	$170.3	$62.8	$9.6

The following table sets forth revenues by media or product line as broken down by segment for the years ended March 31, 2018, 2017 and 2016:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Segment revenues:
Motion Pictures
Theatrical	$281.4	$371.3	$314.1
Home Entertainment	774.0	707.7	579.7
Television	278.5	279.1	205.1
International	456.7	533.8	548.2
Other	31.5	28.7	30.3
Total Motion Pictures revenues	$1,822.1	$1,920.6	$1,677.4
Television Production
Domestic Television	$635.4	$641.9	$415.5
International	135.1	149.1	190.2
Home Entertainment	30.2	39.9	60.3
Other	4.6	6.5	3.9
Total Television Production revenues	$805.3	$837.4	$669.9
Media Networks
Starz Networks	$1,404.1	$423.4	$—
Content and Other	121.3	30.3	—
Streaming Services	7.1	2.9	0.1
Total Media Networks revenues	$1,532.5	$456.6	$0.1
Intersegment eliminations	(30.8)	(13.1)	—
Total revenues	$4,129.1	$3,201.5	$2,347.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$254.4	$182.4	$120.7
Corporate general and administrative expenses	110.3	92.6	83.4
Share-based compensation expense included in general and administrative expense(1)	83.6	75.4	56.4
Purchase accounting and related adjustments	6.1	5.0	1.9
	$454.4	$355.4	$262.4
_________________________

(1)
Excludes immediately vested stock awards granted as part of our annual bonus program issued in lieu of cash bonuses, which are, when granted, included in segment or corporate general and administrative expense.

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Assets
Motion Pictures	$1,757.4	$1,802.3
Television Production	1,193.0	1,142.8
Media Networks	5,357.0	5,443.9
Other unallocated assets(1)	660.2	807.9
	$8,967.6	$9,196.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2018, 2017 and 2016:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Pictures	$462.0	$412.7	$639.9
Television Production	560.7	450.5	426.5
Media Networks	503.7	228.8	—
	$1,526.4	$1,092.0	$1,066.4

Capital expenditures for the year ended March 31, 2018 amounted to $45.9 million, of which $31.5 million related to the Media Networks segment, $1.4 million related to the Television Production segment, and $13.0 million related to the Company's corporate headquarters. Capital expenditures for the year ended March 31, 2017 amounted to $25.2 million, of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which $10.6 million related to the Media Networks segment, $1.8 million related to the Television Production segment, and $12.8 million related to the Company's corporate headquarters. Capital expenditures for the year ended March 31, 2016 amounted to $18.4 million, all primarily related to purchases for the Company’s corporate headquarters.
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Revenue
Canada	$48.3	$56.0	$55.1
United States	3,383.0	2,431.9	1,550.2
Other foreign	697.8	713.6	742.1
	$4,129.1	$3,201.5	$2,347.4
Long-lived assets by geographic location are as follows:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Long-lived assets(1)
Canada	$—	$—
United States	1,824.5	1,870.8
Other foreign	34.6	33.2
	$1,859.1	$1,904.0
_____________

(1)	Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2018, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $413.2 million. For the year ended March 31, 2016, the Company had revenue from a different individual customer which represented greater than 10% of consolidated revenues, amounting to $290.4 million. For the year ended March 31, 2017, no individual customer represented greater than 10% of consolidated revenue.
As of March 31, 2018, the Company had accounts receivable due from one individual customer which represented greater than 10% of total consolidated accounts receivable, amounting to 32% of consolidated gross accounts receivable (current and non-current) at March 31, 2018 (2017 - 30%), or gross accounts receivable of approximately $419.2 million (2017 - $390.9 million).

16. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$566.9	$182.6	$137.5	$67.0	$14.6	$14.1	$982.7
Interest payments(2)	113.6	111.7	109.2	106.4	103.1	185.9	729.9
Operating lease commitments	24.1	25.5	30.0	23.6	29.1	34.9	167.2
Other contractual obligations	153.0	61.3	26.4	10.5	4.2	—	255.4
Total future commitments under contractual obligations(3)(4)	$857.6	$381.1	$303.1	$207.5	$151.0	$234.9	$2,135.2
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

(3)
Not included in the amounts above is a $869.3 million dissenting shareholders' liability associated with the Starz Merger, which is classified as a current liability based on the timing of the scheduled trial set to commence in the second half of fiscal 2019 (see Note 2).

(4)
Not included in the amounts above are $101.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11).

The Company is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. The Company does not license films produced by Sony Pictures Animation. The programming fees to be paid by the Company to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Since the term of the output programming agreement with Sony applies to all films released theatrically through December 31, 2021, the Company is obligated to pay fees for films that have not yet been released in theaters. The Company is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.  The Company has also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers.
Operating Leases. The Company has operating leases for offices, back-up transponder capacity and equipment. Certain of the Company's operating leases for its Corporate and United Kingdom offices include certain lease and leasehold improvement incentives. These amounts and the required lease payments are aggregated and amortized on a straight line basis to rent expense over the lease period.
The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $20.7 million during the year ended March 31, 2018 (2017 — $15.6 million; 2016 — $14.2 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers.
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2018, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 67.40% and 78.15%, respectively for the 2017 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2017 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2018, 2017 and 2016 were $70.9 million, $59.4 million, and $60.0 million, respectively.
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
Contingencies

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. In addition, the matters discussed below under the captions Litigation and Appraisal have arisen in connection with the Starz Merger.

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.

Due to the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, if any, related to each pending matter may be. Accordingly, at this time, the Company has determined a loss related to these matters in excess of accrued liabilities is reasonably possible, however a reasonable estimate of the possible loss or range of loss cannot not be made at this time.

The Company believes a portion of the losses that may be recognized, if any, would ultimately be recovered from insurance proceeds.

Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. The defendants filed answers to the verified consolidated class action complaint on January 24, 2017. On May 17, 2018, the plaintiffs filed a verified amended consolidated class action complaint.  The amended complaint names as defendants former members of the board of directors of Starz Susan Lyne, Andrew Heller, Greg Maffei, Christopher Albrecht, Daniel E. Sanchez, and Charles Y. Tanabe.  The amended complaint also names as defendants Dr. Malone and Lions Gate.  The amended complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone is a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that Lions Gate aided and abetted such breaches of fiduciary duty. The court has entered a scheduling order providing for a trial to commence in the second half of fiscal 2019. Defendants intend to defend the action vigorously.

On August 9, 2016, a putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. The complaint

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.
(b) Forward Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). The Company also enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.
As of March 31, 2018, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 18 months from March 31, 2018):

March 31, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£20.8	in exchange for	$29.0	£0.72
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$15.1	in exchange for	$12.1	C$1.25
Australian Dollar	A$4.1	in exchange for	$3.2	A$1.27

The following table presents the effect of the Company's foreign currency derivatives on the accompanying consolidated statements of income and comprehensive income for the years ended March 31, 2018, 2017 and 2016:

	Year Ended
	March 31,
	2018	2017	2016
	(Amounts in millions)
Forward exchange contracts designated as cash flow hedges
Loss recognized in accumulated other comprehensive income (loss)	$(0.2)	$(3.5)	$(0.2)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(1.5)	$5.0	$—

Forward exchange contracts not designated as cash flow hedges
Gain recognized in direct operating expense	$0.1	$—	$1.3

Total direct operating expense on consolidated statements of income	$2,309.6	$1,903.8	$1,415.3
The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 10). As of March 31, 2018 and March 31, 2017, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of foreign currency derivatives:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Other current assets(1)	$0.3	$0.6
Accounts payable and accrued liabilities(1)	0.6	0.5
_____________

(1)	Includes an immaterial amount of forward foreign exchange contracts not designated as hedging instruments as of March 31, 2018 and 2017.

As of March 31, 2018, based on the current release schedule, the Company estimates approximately $0.7 million of losses associated with cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending March 31, 2019.

18. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 10). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2018, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

Accounts Receivable, net

Accounts receivable are presented net of reserves for returns and allowances of $56.2 million (March 31, 2017 - $68.6 million) and a provision for doubtful accounts of $7.5 million (March 31, 2017 - $9.0 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$34.1	$26.1
Product inventory	20.3	23.9
Tax credits receivable	141.4	145.9
	$195.8	$195.9
Other non-current assets
Prepaid expenses and other	$23.8	$39.9
Accounts receivable(1)	325.2	313.1
Tax credits receivable	109.6	119.8
	$458.6	$472.8
_____________________

(1)	Unamortized discounts on long-term, non-interest bearing receivables were $18.0 million and $17.6 million at March 31, 2018 and 2017, respectively.

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2018 amounted to $119.7 million (2017 — $79.8 million; 2016 — $42.7 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2018 amounted to net tax refunds received of $20.3 million (2017 — net tax paid of $14.3 million; 2016 — net tax paid of $10.2 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to business acquisitions (see Note 2)	$—	$1,327.7	$57.0
Accrued purchase consideration for dissenting shareholders (see Note 2)	$—	$797.3	$—
Issuance of Starz share-based payment replacement awards	$—	$186.5	$—

Non-cash financing activities:
Accrued dividends (see Note 12)	$19.1	$—	$13.2
Conversions of convertible senior subordinated notes (see Note 7)	$—	$41.9	$16.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2018
Revenues	$1,005.3	$940.8	$1,142.7	$1,040.2
Operating income(1)	$89.7	$30.4	$80.2	$48.4
Net income(1)(2)	$174.5	$12.9	$191.1	$89.6
Net income attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$15.5	$193.0	$91.3
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income per common share	$0.84	$0.07	$0.92	$0.43
Diluted income per common share	$0.80	$0.07	$0.87	$0.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2017
Revenues	$553.6	$639.5	$752.3	$1,256.1
Operating income (loss)(3)	$(22.0)	$(58.2)	$(7.4)	$71.3
Net income (loss)(3)(4)	$0.8	$(17.3)	$(30.5)	$61.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$1.3	$(17.5)	$(30.6)	$61.6
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.01	$(0.12)	$(0.19)	$0.30
Diluted income (loss) per common share	$0.01	$(0.12)	$(0.19)	$0.28
________________________________________

(1)	During fiscal 2018, operating income and net income included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2018 included restructuring and other items of $10.9 million, $3.5 million, $21.4 million and $24.0 million, respectively (after tax $8.9 million, $2.5 million, $14.5 million, and $15.7 million, respectively) (see Note 14).

(2)	During fiscal 2018, net income also included the following items:

•
Loss on Extinguishment of Debt. The first, second, third and fourth quarter of fiscal 2018 included a loss on extinguishment of debt of $11.6 million, $6.4 million, $6.2 million and $11.6 million, respectively (after tax $8.5 million, $4.7 million, $4.6 million and $7.8 million, respectively) (see Note 7).

•	Gain on Sale of Equity Interest in EPIX. The first quarter of fiscal 2018 included a gain on sale of equity interest in EPIX of $201.0 million (after tax $127.0 million).

•
Impairment of Long-Term Investments and Other Assets. The third quarter of fiscal 2018 included impairment of long-term investments and other assets of $29.2 million (after tax $20.1 million) (see Note 5).

•
Impact of Corporate Tax Rate Change on Deferred Tax Liabilities. The third quarter of fiscal 2018 included a deferred tax benefit of $165.0 million resulting from the impact of the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act on the Company's beginning net deferred tax liabilities (see Note 13).

•
Tax Benefit from Internal Capital Restructuring. The fourth quarter of fiscal 2018 included a net tax benefit of $94.1 million primarily from the internal capital restructuring in connection with our third party debt refinancing (see Note 7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our consolidated financial statements), net of the charge from an increase in our valuation allowance associated with certain deferred tax assets (see Note 13).

(3)	During fiscal 2017, operating income and net income included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2017 included restructuring and other items of $7.7 million, $10.7 million, $54.0 million, and $16.4 million, respectively (after tax $4.9 million, $6.8 million, $42.5 million, and $11.9 million, respectively) (see Note 14).

(4)	During fiscal 2017, net income also included the following items:

•
Loss on Extinguishment of Debt. The third and fourth quarter of fiscal 2017 included a loss on extinguishment of debt, of $28.3 million and $12.1 million, respectively (after tax $23.4 million and $5.8 million, respectively) (see Note 7).

•	Gain on Starz Investment. The third quarter of fiscal 2017 included a gain on Starz investment of $20.4 million (after tax $20.4 million) (see Note 5 ).

20. Consolidating Financial Information — Convertible Senior Subordinated Notes

The April 2013 1.25% Notes by their terms, are fully and unconditionally guaranteed by the Company. LGEI, the issuer of the April 2013 1.25% Notes that are guaranteed by the Company, is 100% owned by the parent company guarantor, Lions Gate Entertainment Corp. All of the April 2013 1.25% Notes were subsequently repaid in April 2018 (see Note 22).

The following tables present condensed consolidating financial information as of March 31, 2018 and March 31, 2017, and for the years ended March 31, 2018, 2017 and 2016 for (1) the Company, on a stand-alone basis, (2) LGEI, on a stand-alone basis, (3) the non-guarantor subsidiaries of the Company (including the subsidiaries of LGEI), on a combined basis (collectively, the “Non-guarantor Subsidiaries”) and (4) the Company, on a consolidated basis.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2018
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$2.1	$247.7	$128.3	$—	$378.1
Restricted cash	—	—	—	—	—
Accounts receivable, net	0.5	14.5	931.0	—	946.0
Program rights	—	—	253.2	—	253.2
Other current assets	2.0	19.9	178.2	(4.3)	195.8
Total current assets	4.6	282.1	1,490.7	(4.3)	1,773.1
Investment in films and television programs and program rights, net	—	7.3	1,684.7	—	1,692.0
Property and equipment, net	—	37.4	124.3	—	161.7
Investments	30.1	23.8	111.0	—	164.9
Intangible assets	—	—	1,937.7	—	1,937.7
Goodwill	10.2	—	2,730.6	—	2,740.8
Other assets	—	17.1	441.5	—	458.6
Deferred tax assets	38.2	371.3	0.6	(371.3)	38.8
Subsidiary investments and advances	3,114.8	1,633.6	8,746.4	(13,494.8)	—
	$3,197.9	$2,372.6	$17,267.5	$(13,870.4)	$8,967.6
Liabilities and Equity (Deficiency)
Accounts payable and accrued liabilities	33.5	76.9	337.3	—	447.7
Participations and residuals	—	3.5	501.0	—	504.5
Film obligations and production loans	—	—	327.9	—	327.9
Debt - short term portion	—	60.2	18.9	—	79.1
Dissenting shareholders' liability	—	—	869.3	—	869.3
Deferred revenue	—	1.5	182.4	—	183.9
Total current liabilities	33.5	142.1	2,236.8	—	2,412.4
Debt	7.7	—	2,545.4	(74.8)	2,478.3
Participations and residuals	—	—	438.3	—	438.3
Film obligations and production loans	—	—	173.3	(2.0)	171.3
Other liabilities	—	—	46.4	—	46.4
Deferred revenue	—	—	70.5	(0.2)	70.3
Deferred tax liabilities	—	—	463.2	(371.3)	91.9
Intercompany payable	—	2,051.9	1,181.9	(3,233.8)	—
Redeemable noncontrolling interest	—	—	101.8	—	101.8
Total equity (deficiency)	3,156.7	178.6	10,009.9	(10,188.3)	3,156.9
	$3,197.9	$2,372.6	$17,267.5	$(13,870.4)	$8,967.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2018
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
		(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$0.1	$6.5	$4,122.5	$—	$4,129.1
EXPENSES:
Direct operating	(0.2)	—	2,309.8	—	2,309.6
Distribution and marketing	—	0.7	896.9	—	897.6
General and administration	2.8	174.4	278.8	(1.6)	454.4
Depreciation and amortization	—	10.6	148.4	—	159.0
Restructuring and other	2.6	24.2	33.0	—	59.8
Total expenses	5.2	209.9	3,666.9	(1.6)	3,880.4
OPERATING INCOME (LOSS)	(5.1)	(203.4)	455.6	1.6	248.7
Interest expense	(125.7)	(219.6)	(1,130.2)	1,281.8	(193.7)
Interest and other income	1,102.6	—	189.0	(1,281.2)	10.4
Loss on extinguishment of debt	(24.8)	(1.4)	(9.5)	—	(35.7)
Gain on sale of equity interest in EPIX	—	—	201.0	—	201.0
Impairment of long-term investments and other assets	(10.0)	—	(19.2)	—	(29.2)
Equity interests income (loss)	(482.0)	134.7	(26.3)	320.8	(52.8)
INCOME (LOSS) BEFORE INCOME TAXES	455.0	(289.7)	(339.6)	323.0	148.7
Income tax provision (benefit)	18.4	(139.1)	378.2	61.9	319.4
NET INCOME (LOSS)	473.4	(428.8)	38.6	384.9	468.1
Less: Net loss attributable to noncontrolling interest	—	—	5.9	(0.4)	5.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$473.4	$(428.8)	$44.5	$384.5	$473.6

	Year Ended
	March 31, 2018
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)		(Amounts in millions)
NET INCOME (LOSS)	$473.4	$(428.8)	$38.6	$384.9	$468.1
Foreign currency translation adjustments, net of tax	6.2	7.0	6.5	(12.7)	7.0
Net unrealized gain (loss) on available-for-sale securities, net of tax	0.5	(0.7)	0.2	(0.5)	(0.5)
Net unrealized loss on foreign exchange contracts, net of tax	(0.2)	—	(0.2)	0.2	(0.2)
COMPREHENSIVE INCOME (LOSS)	479.9	(422.5)	45.1	371.9	474.4
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	—	5.9	(0.4)	5.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$479.9	$(422.5)	$51.0	$371.5	$479.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2018
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,554.0	$130.6	$(2,295.4)	$—	$389.2
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	393.7	—	393.7
Investment in equity method investees	—	(31.9)	(21.5)	—	(53.4)
Business acquisitions net of cash acquired of $18.7	—	—	(1.8)	—	(1.8)
Capital expenditures	—	(11.6)	(34.3)	—	(45.9)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(43.5)	336.1	—	292.6
FINANCING ACTIVITIES:
Debt - borrowings	1,041.5	—	2,671.1	—	3,712.6
Debt - repayments	(3,630.5)	—	(705.2)	—	(4,335.7)
Production loans - borrowings	—	—	319.7	—	319.7
Production loans - repayments	—	—	(332.8)	—	(332.8)
Distributions to noncontrolling interest	—	—	(8.2)	—	(8.2)
Exercise of stock options	44.9	—	—	—	44.9
Tax withholding required on equity awards	(22.9)	—	—	—	(22.9)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,567.0)	—	1,944.6	—	(622.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13.0)	87.1	(14.7)	—	59.4
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	(3.2)	—	(3.2)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	15.1	160.6	146.2	—	321.9
CASH AND CASH EQUIVALENTS — END OF PERIOD	$2.1	$247.7	$128.3	$—	$378.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
BALANCE SHEET
Assets
Cash and cash equivalents	$15.1	$160.6	$146.2	$—	$321.9
Restricted cash	—	2.8	—	—	2.8
Accounts receivable, net	0.6	1.7	905.8	—	908.1
Program rights	—	—	261.7	—	261.7
Other current assets	—	21.0	179.7	(4.8)	195.9
Total current assets	15.7	186.1	1,493.4	(4.8)	1,690.4
Investment in films and television programs, net	—	6.5	1,723.0	—	1,729.5
Property and equipment, net	—	36.3	129.2	—	165.5
Investments	40.1	18.0	313.4	—	371.5
Intangible assets	—	—	2,046.7	—	2,046.7
Goodwill	10.2	—	2,690.3	—	2,700.5
Other assets	—	17.1	455.7	—	472.8
Deferred tax assets	20.0	290.8	—	(290.8)	20.0
Subsidiary investments and advances	5,451.0	1,413.3	5,738.7	(12,603.0)	—
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9
Liabilities and Equity (Deficiency)
Accounts payable and accrued liabilities	24.1	75.3	473.6	—	573.0
Participations and residuals	—	3.5	511.4	—	514.9
Film obligations and production loans	—	—	367.2	—	367.2
Debt - short term portion	70.0	—	7.9	—	77.9
Deferred revenue	—	2.4	154.5	—	156.9
Total current liabilities	94.1	81.2	1,514.6	—	1,689.9
Debt	2,928.6	53.7	64.7	—	3,047.0
Participations and residuals	—	—	359.7	—	359.7
Film obligations and production loans	—	—	116.0	—	116.0
Other liabilities	—	—	50.3	—	50.3
Dissenting shareholders' liability	—	—	812.9	—	812.9
Deferred revenue	—	—	72.7	—	72.7
Deferred tax liabilities	—	—	731.0	(290.8)	440.2
Intercompany payable	—	2,314.6	4,643.7	(6,958.3)	—
Redeemable noncontrolling interest	—	—	93.8	—	93.8
Total equity (deficiency)	2,514.3	(481.4)	6,131.0	(5,649.5)	2,514.4
	$5,537.0	$1,968.1	$14,590.4	$(12,898.6)	$9,196.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$17.0	$3,184.5	$—	$3,201.5
EXPENSES:
Direct operating	—	1.7	1,902.1	—	1,903.8
Distribution and marketing	—	1.7	805.1	—	806.8
General and administration	1.1	129.0	226.6	(1.3)	355.4
Depreciation and amortization	—	11.0	52.1	—	63.1
Restructuring and other	4.0	71.7	13.0	—	88.7
Total expenses	5.1	215.1	2,998.9	(1.3)	3,217.8
OPERATING INCOME (LOSS)	(5.1)	(198.1)	185.6	1.3	(16.3)
Interest expense	(84.1)	(225.8)	(263.1)	457.8	(115.2)
Interest and other income	278.8	—	184.8	(457.2)	6.4
Loss on extinguishment of debt	(34.1)	(3.2)	(3.1)	—	(40.4)
Gain on Starz investment	20.4	—	—	—	20.4
Equity interests income (loss)	(171.3)	112.7	18.1	51.2	10.7
INCOME (LOSS) BEFORE INCOME TAXES	4.6	(314.4)	122.3	53.1	(134.4)
Income tax benefit (provision)	10.2	140.8	(47.7)	45.6	148.9
NET INCOME (LOSS)	14.8	(173.6)	74.6	98.7	14.5
Less: Net loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$14.8	$(173.6)	$74.6	$99.0	$14.8

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$14.8	$(173.6)	$74.6	$98.7	$14.5
Foreign currency translation adjustments, net of tax	(3.0)	(14.0)	(11.3)	20.2	(8.1)
Net unrealized loss on available-for-sale securities, net of tax	56.4	—	56.4	(56.4)	56.4
Reclassification adjustment for gain on available-for-sale securities realized in net income	(17.8)	—	(17.8)	17.8	(17.8)
Net unrealized gain on foreign exchange contracts, net of tax	(3.5)	—	(3.5)	3.5	(3.5)
COMPREHENSIVE INCOME (LOSS)	$46.9	$(187.6)	$98.4	$83.8	$41.5
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	0.3	0.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$46.9	$(187.6)	$98.4	$84.1	$41.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2017
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,121.9)	$145.2	$2,535.3	$—	$558.6
INVESTING ACTIVITIES:
Investment in equity method investees	—	(4.2)	(16.4)	—	(20.6)
Distributions from equity method investees	—	0.4	2.7	—	3.1
Business acquisitions, net of cash acquired of $73.5	—	—	(1,102.6)	—	(1,102.6)
Capital expenditures	—	(8.9)	(16.3)	—	(25.2)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(12.7)	(1,132.6)	—	(1,145.3)
FINANCING ACTIVITIES:
Debt - borrowings	4,002.8	—	—	—	4,002.8
Debt - repayments	(1,824.1)	—	(942.8)	—	(2,766.9)
Production loans - borrowings	—	—	296.0	—	296.0
Production loans - repayments	—	—	(632.6)	—	(632.6)
Dividends paid	(26.8)	—	—	—	(26.8)
Distributions to noncontrolling interest	—	—	(6.9)	—	(6.9)
Exercise of stock options	25.4	—	—	—	25.4
Tax withholding required on equity awards	(40.9)	—	—	—	(40.9)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,136.4	—	(1,286.3)	—	850.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	14.5	132.5	116.4	—	263.4
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	0.8	—	0.8
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	0.6	28.1	29.0	—	57.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$15.1	$160.6	$146.2	$—	$321.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF OPERATIONS
Revenues	$—	$23.7	$2,324.2	$(0.5)	$2,347.4
EXPENSES:
Direct operating	—	0.5	1,414.8	—	1,415.3
Distribution and marketing	—	6.5	655.3	—	661.8
General and administration	3.4	153.1	107.4	(1.5)	262.4
Depreciation and amortization	—	9.3	3.8	—	13.1
Restructuring and other	3.1	6.0	10.7	—	19.8
Total expenses	6.5	175.4	2,192.0	(1.5)	2,372.4
OPERATING INCOME (LOSS)	(6.5)	(151.7)	132.2	1.0	(25.0)
Interest expense	(38.6)	(220.6)	(176.0)	380.3	(54.9)
Interest and other income	209.4	0.2	172.1	(379.8)	1.9
Equity interests income (loss)	(113.2)	182.7	46.7	(72.0)	44.2
INCOME (LOSS) BEFORE INCOME TAXES	51.1	(189.4)	175.0	(70.5)	(33.8)
Income tax provision (benefit)	(0.9)	76.3	(65.5)	66.6	76.5
NET INCOME (LOSS)	50.2	(113.1)	109.5	(3.9)	42.7
Less: Net loss attributable to noncontrolling interest	—	—	—	7.5	7.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$50.2	$(113.1)	$109.5	$3.6	$50.2

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(Amounts in millions)
NET INCOME (LOSS)	$50.2	$(113.1)	$109.5	$(3.9)	$42.7
Foreign currency translation adjustments, net of tax	(3.1)	(4.3)	(6.5)	10.8	(3.1)
Net unrealized loss on available-for-sale securities, net of tax	(37.6)	—	(37.6)	37.6	(37.6)
Net unrealized gain on foreign exchange contracts, net of tax	(0.2)	—	(0.2)	0.2	(0.2)
COMPREHENSIVE INCOME (LOSS)	$9.3	$(117.4)	$65.2	$44.7	$1.8
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	7.5	7.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$9.3	$(117.4)	$65.2	$52.2	$9.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31, 2016
	Lions Gate Entertainment Corp.	Lions Gate Entertainment Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	Lions Gate Consolidated
	(Amounts in millions)
STATEMENT OF CASH FLOWS
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(49.1)	$7.7	$22.4	$—	$(19.0)
INVESTING ACTIVITIES:
Proceeds from the sale of equity method investees	—	—	—	—	—
Investment in equity method investees	—	(8.6)	(8.2)	—	(16.8)
Business acquisitions, net of cash acquired of $15.8	—	—	(126.9)	—	(126.9)
Capital expenditures	—	(18.3)	(0.1)	—	(18.4)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(26.9)	(135.2)	—	(162.1)
FINANCING ACTIVITIES:
Debt - borrowings	629.5	—	—	—	629.5
Debt - repayments	(444.5)	—	—	—	(444.5)
Production loans - borrowings	—	—	572.6	—	572.6
Production loans - repayments	—	—	(483.1)	—	(483.1)
Repurchase of common shares	(73.2)	—	—	—	(73.2)
Dividends paid	(47.5)	—	—	—	(47.5)
Exercise of stock options	6.1	—	—	—	6.1
Tax withholding required on equity awards	(24.2)	—	—	—	(24.2)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	46.2	—	89.5	—	135.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.9)	(19.2)	(23.3)	—	(45.4)
FOREIGN EXCHANGE EFFECTS ON CASH	—	—	0.4	—	0.4
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3.5	47.3	51.9	—	102.7
CASH AND CASH EQUIVALENTS — END OF PERIOD	$0.6	$28.1	$29.0	$—	$57.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Related Party Transactions

MHR Affiliates

In November 2015, the Company was advised that each of Liberty Global Incorporated Limited (“Liberty”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Liberty Global plc, and Discovery Lightning Investments Ltd. (“Discovery”), a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Discovery Communications, Inc., agreed to each purchase 5,000,000 of the previously outstanding common shares, no par value per share, of the Company (the “common shares”) from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”). In connection with the purchases, the Company entered into separate registration rights agreements with each of Liberty and Discovery, and amended the registration rights agreement with MHR Fund Management, which provide Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) with certain registration rights, subject to the terms and conditions set forth therein. The Company also entered into an underwriting agreement with J.P. Morgan Securities LLC, as underwriter, Liberty, Discovery and Bank of America, N.A. in connection with a registered underwritten secondary public offering of the common shares. Among other transaction costs, the Company has incurred expenses on behalf of MHR Fund Management for certain costs related to the registration and offering of the common shares. Such costs, amounting to approximately $0.8 million, are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2016. The registration and offering were disclosed by the Company on Current Reports on Form 8-K dated November 10, 2015 and November 13, 2015.

Voting Agreements regarding former Company Shares

On June 30, 2016, in connection with the Merger Agreement, the Company, Starz and MHR Fund Management LLC and affiliates (collectively, “MHR Fund Management”) entered into a voting agreement with respect to MHR Fund Management’s common shares of the Company (the “MHR Voting Agreement” ). Under the MHR Voting Agreement, the Company agreed to indemnify MHR Fund Management for losses relating to or arising out of the MHR Voting Agreement, the merger agreement or that certain stock exchange agreement of even date therewith and to pay up to $1.6 million in reasonable out-of-pocket expenses of MHR Fund Management. See the Company’s Current Report on Form 8-K dated July 1, 2016. The Company has incurred expenses on behalf of MHR Fund Management for such costs amounting to approximately $0.5 million, which are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2017. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 18.5% of the Company’s outstanding Class A voting shares and 11.7% of the Company's outstanding Class B non-voting common stock as of May 21, 2018.

Voting Agreement regarding former Starz Shares

On June 30, 2016, in connection with the Merger Agreement, the Company and Starz entered into a Voting Agreement with LG Leopard Canada LP, an Ontario limited partnership and indirect wholly owned subsidiary of the Company, and the stockholders of Starz listed on Schedule A thereto (including John C. Malone, a director of the Company, and affiliated entities) (such stockholders the “Individual Stockholders”), with respect to shares of previously issued Starz common stock (the “Starz Voting Agreement”). Under the Starz Voting Agreement, the Company agreed to indemnify the Individual Stockholders for losses relating to or arising out of the Starz Voting Agreement, the Merger Agreement and that certain stock exchange agreement of even date therewith and to pay up to $1.6 million in reasonable out-of-pocket expenses of the Individual Stockholders. See the Company’s Current Report on Form 8-K dated June 1, 2016. The Company has incurred expenses on behalf of the Individual Stockholders for such costs amounting to approximately $1.5 million, which are included in restructuring and other in the consolidated statement of income for the year ended March 31, 2017.

Other

In the year ended March 31, 2018, we have incurred expenses on behalf of Dr. Malone and Mark H. Rachesky for reimbursement of certain litigation costs of approximately $5.6 million (2017 - $1.0 million), which are included in restructuring and other in the consolidated statement of income.

Atom Tickets

During the year ended March 31, 2018, the Company participated in an equity offering of its equity method investee, Atom Tickets, and subscribed for an additional $10.0 million in equity interests (2017 - none; 2016 - $7.9 million). Gordon Crawford, a director of the Company, is a director of and an investor in Atom Tickets.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shrink, LLC

In April 2008, Lions Gate Films, Inc., a wholly-owned subsidiary of the Company (“LGF”), entered into a sales agency agreement (as amended) with Shrink, LLC for distribution rights to the film Shrink. Michael Burns, the Vice Chairman and a director of the Company, owns a 100% interest in Shrink, LLC. During the year ended March 31, 2018, $0.1 million was paid to Shrink, LLC under this agreement (2017 - none, 2016 - less than 0.1 million).

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of income is as follows (see Note 1 and Note 5):

	March 31,
	2018	2017
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$6.0	$17.9
Other assets, noncurrent	0.2	2.8
Total due from related parties	$6.2	$20.7

Accounts payable and accrued liabilities	$—	$2.5
Participations and residuals, current	6.5	6.4
Participations and residuals, noncurrent	6.0	4.9
Deferred revenue, current	0.2	4.5
Deferred revenue, noncurrent	—	18.8
Total due to related parties	$12.7	$37.1

	Year Ended March 31,
	2018	2017	2016
	(Amounts in millions)
Consolidated Statements of Income
Revenues	$8.9	$88.8	$47.7
Direct operating expense	$22.0	$10.5	$12.3
Distribution and marketing expense	$3.5	$0.8	$1.2
General and administrative expense(1)	$(3.7)	$(0.7)	$(0.8)
__________________________________
(1)Amounts primarily represent reimbursement for certain shared services for equity method investees.

22. Subsequent Events

Repayment of April 2013 1.25% Notes. On April 15, 2018, the April 2013 1.25% Notes matured, and upon maturity, the Company repaid $60.4 million, representing $60.0 million outstanding principal amount and accrued and unpaid interest. Following maturity and payment by LGEI, the April 2013 1.25% Notes are no longer outstanding and the indenture governing the April 2013 1.25% Notes has been fully satisfied and discharged.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap. On May 10, 2018, the Company entered into an interest rate swap agreement effectively converting its LIBOR-based floating rate to a fixed rate of 2.915% on a $1.0 billion notional amount of LIBOR-based debt. The interest rate swap agreement matures on March 24, 2025.