Form 10-Q
period 2018-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2018-08-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 6, 2018
Class A Voting Shares, no par value per share	82,012,301 shares
Class B Non-Voting Shares, no par value per share	132,006,171 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2018, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series, increased costs for producing and marketing feature films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; litigation relating to the acquisition of Starz; impact of the Tax Cuts and Jobs Act (the "Tax Act"); and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 24, 2018, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$315.6	$378.1
Accounts receivable, net	1,044.1	946.0
Program rights	225.5	253.2
Other current assets	198.7	195.8
Total current assets	1,783.9	1,773.1
Investment in films and television programs and program rights, net	1,646.6	1,692.0
Property and equipment, net	158.8	161.7
Investments	160.3	164.9
Intangible assets	1,957.6	1,937.7
Goodwill	2,832.8	2,740.8
Other assets	453.3	458.6
Deferred tax assets	36.2	38.8
Total assets	$9,029.5	$8,967.6
LIABILITIES
Accounts payable and accrued liabilities	$487.4	$447.7
Participations and residuals	493.0	504.5
Film obligations and production loans	327.3	327.9
Debt - short term portion	27.2	79.1
Dissenting shareholders' liability	885.2	869.3
Deferred revenue	202.5	183.9
Total current liabilities	2,422.6	2,412.4
Debt	2,468.1	2,478.3
Participations and residuals	452.5	438.3
Film obligations and production loans	164.6	171.3
Other liabilities	56.1	46.4
Deferred revenue	61.3	70.3
Deferred tax liabilities	79.7	91.9
Redeemable noncontrolling interest	121.9	101.8
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.0 shares issued (March 31, 2018 - 81.8 shares issued)	636.2	628.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 132.0 shares issued (March 31, 2018 - 129.3 shares issued)	2,082.4	2,020.3
Retained earnings	506.2	516.6
Accumulated other comprehensive loss	(23.5)	(9.7)
Total Lions Gate Entertainment Corp. shareholders' equity	3,201.3	3,155.9
Noncontrolling interests	1.4	1.0
Total equity	3,202.7	3,156.9
Total liabilities and equity	$9,029.5	$8,967.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions, except per share amounts)
Revenues	$932.7	$1,005.3
Expenses
Direct operating	530.0	554.9
Distribution and marketing	203.5	198.1
General and administration	110.2	111.7
Depreciation and amortization	40.3	40.0
Restructuring and other	10.5	10.9
Total expenses	894.5	915.6
Operating income	38.2	89.7
Interest expense
Interest expense	(35.4)	(39.0)
Interest on dissenting shareholders' liability	(15.9)	(13.3)
Total interest expense	(51.3)	(52.3)
Interest and other income	3.0	2.8
Loss on extinguishment of debt	—	(11.6)
Gain (loss) on investments	(0.9)	201.0
Equity interests loss	(6.2)	(8.3)
Income (loss) before income taxes	(17.2)	221.3
Income tax benefit (provision)	5.8	(46.8)
Net income (loss)	(11.4)	174.5
Less: Net (income) loss attributable to noncontrolling interests	3.5	(0.7)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$173.8

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.04)	$0.84
Diluted net income (loss) per common share	$(0.04)	$0.80

Weighted average number of common shares outstanding:
Basic	211.8	206.8
Diluted	211.8	217.9

Dividends declared per common share	$0.09	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Net income (loss)	$(11.4)	$174.5
Foreign currency translation adjustments, net of tax	(6.0)	2.0
Net unrealized loss on available-for-sale securities, net of tax	—	(0.9)
Net unrealized gain (loss) on cash flow hedges, net of tax	(5.2)	0.7
Comprehensive income (loss)	(22.6)	176.3
Less: Comprehensive (income) loss attributable to noncontrolling interests	3.5	(0.7)
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(19.1)	$175.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.3	—	0.3	—	—	0.6	—	0.6
Share-based compensation, net	0.2	7.1	0.2	6.1	—	—	13.2	—	13.2
Issuance of common shares related to acquisitions and other	—	0.1	2.5	55.7	—	—	55.8	—	55.8
Noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Dividends declared	—	—	—	—	(19.2)	—	(19.2)	—	(19.2)
Net loss	—	—	—	—	(7.9)	—	(7.9)	(1.0)	(8.9)
Other comprehensive loss	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(4.6)	—	(4.6)	—	(4.6)
Balance at June 30, 2018	82.0	$636.2	132.0	$2,082.4	$506.2	$(23.5)	$3,201.3	$1.4	$3,202.7
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(11.4)	$174.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.3	40.0
Amortization of films and television programs and program rights	385.5	393.6
Interest on dissenting shareholders' liability	15.9	13.3
Amortization of debt discount and financing costs	2.9	4.4
Non-cash share-based compensation	15.1	22.7
Other non-cash items	3.7	0.9
Loss on extinguishment of debt	—	11.6
Equity interests loss	6.2	8.3
Loss (gain) on investments	0.9	(201.0)
Deferred income tax benefit	(13.0)	45.1
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	126.3	101.3
Investment in films and television programs and program rights, net	(358.0)	(289.1)
Accounts payable and accrued liabilities	(70.2)	(253.7)
Participations and residuals	(29.4)	(13.5)
Film obligations	(11.3)	3.9
Deferred revenue	9.8	4.5
Net Cash Flows Provided By Operating Activities	113.3	66.8
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	—	393.7
Investment in equity method investees	(2.8)	(9.5)
Business acquisitions, net of cash acquired of $5.5 (see Note 2)	(77.3)	—
Increase in loans receivable	(4.0)	—
Capital expenditures	(9.2)	(9.4)
Net Cash Flows Provided By (Used In) Investing Activities	(93.3)	374.8
Financing Activities:
Debt - borrowings	2,069.5	115.0
Debt - repayments	(2,139.7)	(554.0)
Production loans - borrowings	100.1	38.5
Production loans - repayments	(90.7)	(209.1)
Dividends paid	(19.0)	—
Distributions to noncontrolling interest	(0.8)	(3.0)
Exercise of stock options	2.2	9.2
Tax withholding required on equity awards	(2.5)	(5.5)
Net Cash Flows Used In Financing Activities	(80.9)	(608.9)
Net Change In Cash, Cash Equivalents and Restricted Cash	(60.9)	(167.3)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(1.6)	(0.9)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	378.1	324.7
Cash and Cash Equivalents - End Of Period	$315.6	$156.5

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,”, “Lions Gate”, “we,” “us” or “our”) is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a 16,000-title film and television library and delivered through a global licensing infrastructure.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. In particular, as a result of the segment reorganization during the three months ended June 30, 2018 (see Note 15), the Company has presented prior period segment data in a manner that conforms to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; the allocations made in connection with the amortization of program rights; estimates of sales returns and other allowances and provisions for doubtful accounts; estimates related to the recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2019
Revenue Recognition: On April 1, 2018, the Company adopted, on a modified retrospective basis, accounting guidance that establishes a new revenue recognition framework in U.S. GAAP for all companies and industries. The core principle of the new revenue framework is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The revenue framework includes a five-step model to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this revenue framework requires new or expanded disclosures related to the amounts of revenue recognized and judgments made by companies when following this framework.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of the new accounting guidance did not result in significant changes to the Company's reported operating results. The Company recorded a transition adjustment for all open contracts existing as of April 1, 2018, of $18.7 million as an increase to the opening balance of retained earnings related principally to the areas noted below:
Sales or Usage Based Royalties:  The Company currently receives royalties from certain domestic and international distributors and other transactional digital distribution partners based on the sales made by these distributors after recoupment of a minimum guarantee, if applicable. Under prior guidance, the Company recorded these sales or usage based royalties after receiving statements from the licensee and/or film distributor. Under the new guidance, revenues are recorded based on best estimates available of the amounts due to the Company in the period of the customer's sales or usage. Accordingly, the timing of the revenue recognition is accelerated; however, the Company continues to have a consistent number of periods of sales or usage based royalties in each reporting period, and therefore the impact of the new guidance depends on the timing and performance of the titles released in those reporting periods. This change primarily impacts the Motion Pictures and Television Production segments.
Renewals of Licenses of Intellectual Property:  Under the prior guidance, when the term of an existing license agreement was extended, without any other changes to the provisions of the license, revenue for the renewal period was recognized when the agreement was renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements is recognized as revenue when the licensed content becomes available for the customer to use and benefit from under the renewal or extension. This change impacts the timing of revenue recognition (i.e., revenue is recorded at a later time) as compared with prior revenue recognition guidance. While revenues from renewal do occur, they are not a significant portion of our revenue and thus do not have a material impact on our revenue recognition. This change primarily impacts the Motion Pictures and Television Production segments.
Also, under the new guidance, the Company presents sales returns and certain sales incentive allowances as refund liabilities instead of as contra asset allowances within accounts receivable. On April 1, 2018, the liabilities for such sales returns and incentives were $86.9 million and were recorded in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.
Changes to the opening balances of current assets, total assets, current liabilities and total liabilities resulting from the adoption of the new guidance were as follows:

	March 31, 2018	Impact of Adoption	April 1, 2018
	(Amounts in millions)
Current assets	$1,773.1	$174.4	$1,947.5
Total assets	$8,967.6	$143.6	$9,111.2
Current liabilities	$2,412.4	$104.1	$2,516.5
Total liabilities	$5,708.9	$124.9	$5,833.8

For further information, including the impact of adoption of the new guidance on the current period, see Note 10.

Recognition and Measurement of Financial Instruments: In January 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. The guidance is effective for the Company's fiscal year beginning April 1, 2018. Upon adoption of the new guidance, the Company recorded a transition adjustment of $2.6 million to reclassify the unrealized gains recorded through March 31, 2018 for the Company's available-for-sale investments with a readily determinable fair market value (i.e., Next Games) from accumulated other comprehensive loss to retained earnings. After adoption of the new guidance, changes in the fair value of the Company's available-for-sale investments with a readily determinable fair market value will be recognized in net income. The adoption of the new guidance will also impact the accounting for the Company's cost method investments, which will now be measured at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to the Company's investments in the investee. The impact of this change will depend on the nature and extent of changes in observable prices, if any. See Note 4.
Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued guidance that clarifies how entities should classify certain cash receipts and payments on the statement of cash flows. The guidance primarily relates to the classification of cash flows associated with certain (i) debt transactions including debt prepayment or extinguishment costs, (ii)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration arrangements related to a business combination, (iii) insurance claims and policies, (iv) distributions from equity method investees and (v) securitization transactions. This guidance became effective for the Company as of April 1, 2018, with no material impact on the Company’s consolidated financial statements.
Restricted Cash: In November 2016, the FASB issued guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance became effective for the Company as of April 1, 2018, and has been applied on a retrospective basis. Upon adoption, in the unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2017, cash provided by operating activities was reduced by $2.8 million, and beginning cash and cash equivalents was increased by $2.8 million to include restricted cash. There was no restricted cash in the unaudited condensed consolidated balance sheets as of June 30, 2018 or March 31, 2018.
Definition of a Business: In January 2017, the FASB issued guidance that changes the definition of a business for accounting purposes. Under the new guidance, an entity first determines whether substantially all of the fair value of a set of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance became effective for the Company as of April 1, 2018, and has been applied on a prospective basis, with no material impact on the Company’s consolidated financial statements.

Stock Compensation - Scope of Modification Accounting: In May 2017, the FASB issued guidance which clarifies that an entity will not apply modification accounting to a share-based payment award if all of the fair value, vesting conditions, and classification of the modified award as an equity or liability instrument are the same immediately before and after the modification. This guidance became effective for the Company as of April 1, 2018, and has been applied on a prospective basis, with no material impact on the Company’s consolidated financial statements.

Accounting for Share-Based Payments to Nonemployees: In June 2018, the FASB issued guidance which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployees performance is complete under the previous guidance. This guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted. The Company adopted the new guidance effective April 1, 2018, with no material impact on the Company's consolidated financial statements.
Accounting Guidance Not Yet Adopted
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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued guidance that permits a company to reclassify the income tax effects of the Tax Act on items in accumulated other comprehensive income to retained earnings, eliminating the stranded tax effects resulting from the Tax Act. The new guidance only applies to the tax effects resulting from the Tax Act, and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. This guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

3 Arts Entertainment

On May 29, 2018, the Company purchased a 51% membership interest in 3 Arts Entertainment LLC, a talent management and television/film production company. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting common shares at closing, and 17.5% will be paid in the Company's Class B non-voting common shares on the one-year anniversary of closing, subject to certain conditions. The number of shares issued and to be issued was determined by dividing the dollar value of the portion of the purchase price to be paid by the daily weighted average closing price of the Company's Class B non-voting common shares on the New York Stock Exchange for the twenty (20) consecutive trading days immediately preceding the closing date. The value of the shares issued or to be issued was based on the closing price of the Company's Class B non-voting common shares at closing. A portion of the purchase price, up to $38.3 million, may be recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related agreements. Accordingly, $38.3 million is recorded as a deferred compensation arrangement within other current and non-current assets and is being amortized in general and administrative expenses over a five-year period.

The acquisition was accounted for as a purchase, with the results of operations, which were not material, of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on a preliminary purchase price allocation, $92.0 million was allocated to goodwill, $47.7 million was allocated to the fair value of finite-lived intangible assets, and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 9). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years. The Company incurred approximately $1.0 million of acquisition-related costs that were expensed in restructuring and other expenses during the three months ended June 30, 2018.

The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of intangible assets, certain tangible assets, and other assets and liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill, and could impact the amounts of amortization expense. The Company used discounted cash flows ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation, including acquired intangible assets and the redeemable noncontrolling interest.

The acquisition goodwill arises from the opportunity for synergies of the combined companies to grow and strengthen the Company's television operations by expanding the Company's talent relationships, and improving the Company's television production capabilities. The goodwill recorded as part of this acquisition is included in the Television Production segment. The goodwill is not amortized for financial reporting purposes, but is deductible for federal tax purposes.

Good Universe
On October 11, 2017, the Company purchased all of the membership interests in True North Media, LLC ("Good Universe"), a motion picture production and global sales company. The purchase price consisted of $20.4 million in cash paid at closing, and an additional $1.4 million in cash and 119,751 of Class B non-voting common shares to be paid and issued after one-year of the closing date. In addition, the Company assumed $23.6 million of corporate debt and production loans, of which $14.9 million was paid off shortly following the acquisition during the fiscal year ended March 31, 2018. The acquisition was accounted for as a purchase, with the results of operations, which were not material, of Good Universe included in the Company's consolidated results from October 12, 2017. Based on a preliminary purchase price allocation, $29.0 million was allocated to goodwill, with the remainder primarily allocated to the fair values of investment in film and television programs, cash and cash equivalents, and other liabilities. The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of investment in film and television programs, tax and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. The goodwill recorded as part of this acquisition arises from the executive management personnel and their extensive experience and key relationships in the entertainment industry, and is

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the Motion Pictures segment (see Note 5). The goodwill is not amortized for financial reporting purposes, but is deductible for federal tax purposes.

3. Investment in Films and Television Programs and Program Rights

	June 30, 2018	March 31, 2018(1)
	(Amounts in millions)
Motion Pictures Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$383.4	$410.5
Acquired libraries, net of accumulated amortization	2.0	2.1
Completed and not released	127.9	55.0
In progress	307.9	347.2
In development	21.0	24.6
	842.2	839.4
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	234.7	238.9
In progress	120.7	186.6
In development	5.4	4.8
	360.8	430.3
Media Networks Segment
Released program rights, net of accumulated amortization	595.1	616.9
In progress	75.4	45.6
In development	29.5	30.0
	700.0	692.5

Intersegment eliminations	(30.9)	(17.0)

Investment in films and television programs and program rights, net	1,872.1	1,945.2
Less current portion of program rights	(225.5)	(253.2)
Non-current portion	$1,646.6	$1,692.0
__________________

(1)
As a result of the segment reorganization during the three months ended June 30, 2018 (see Note 15), the Company has presented prior period segment data in a manner that conforms to the current period presentation.

During the three months ended June 30, 2018 and 2017, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three months ended June 30, 2018 and 2017, the Company recorded $4.5 million and $0.3 million, respectively, of fair value film write-downs.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investments
The carrying amounts of investments, by category, at June 30, 2018 and March 31, 2018 were as follows:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Equity method investments	$123.2	$127.0
Available-for-sale securities	6.5	7.3
Cost method investments	30.6	30.6
	$160.3	$164.9

Equity Method Investments:
The carrying amounts of equity method investments at June 30, 2018 and March 31, 2018 were as follows:

	June 30, 2018
Equity Method Investee	Ownership Percentage	June 30, 2018	March 31, 2018
		(Amounts in millions)
Pop	50.0%	$90.6	$91.3
Other	Various	32.6	35.7
		$123.2	$127.0

Equity interests in equity method investments for the three months ended June 30, 2018 and 2017 were as follows (income (loss)):

	Three Months Ended
	June 30,
Equity Method Investee	2018	2017
	(Amounts in millions)
EPIX(1)	$—	$4.0
Pop	(0.8)	(3.0)
Other	(5.4)	(9.3)
	$(6.2)	$(8.3)
______________

(1)
In May 2017, the Company sold all of its 31.15% equity interest in EPIX. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected in the gain (loss) on investments line item in the consolidated statement of operations for the three months ended June 30, 2017. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.

Pop. Pop is the Company's joint venture with CBS. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The mandatorily redeemable preferred stock units carry a dividend rate of 10% compounded annually and are mandatorily redeemable at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to their redemption amount over the ten-year period to the redemption date, which is recorded as income within equity interest loss.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents summarized balance sheet data as of June 30, 2018 and March 31, 2018 for Pop:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$52.4	$48.2
Non-current assets	$191.7	$191.6
Current liabilities	$39.2	$37.2
Non-current liabilities(1)	$680.8	$654.9
Redeemable preferred stock(1)	$660.1	$638.4
_________________________

(1)	Non-current liabilities includes mandatorily redeemable preferred stock units.
The following table presents the summarized statements of operations for the three months ended June 30, 2018, and 2017 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Three Months Ended
	June 30,
	2018	2017

Revenues	$25.6	$24.7
Expenses:
Cost of services	13.1	16.9
Selling, marketing, and general and administration	11.9	12.1
Depreciation and amortization	2.0	2.0
Operating loss	(1.4)	(6.3)
Interest expense, net	0.5	0.2
Accretion of redeemable preferred stock units(1)	21.7	18.6
Total interest expense, net	22.2	18.8
Net loss	$(23.6)	$(25.1)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(23.6)	$(25.1)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(11.8)	(12.6)
Accretion of dividend and interest income on redeemable preferred stock units(1)	10.9	9.3
Elimination of the Company's share of profits on licensing sales to Pop	—	(0.1)
Realization of the Company’s share of profits on licensing sales to Pop	0.1	0.4
Total equity interest loss recorded	$(0.8)	$(3.0)
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
Summarized Financial Information. Summarized financial information for the Company's "other equity method investees", on an aggregate basis, is set forth below:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$181.1	$232.7
Non-current assets	$59.3	$130.0
Current liabilities	$135.1	$201.5
Non-current liabilities	$10.9	$45.0

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Revenues	$22.7	$38.8
Gross profit	$4.3	$8.7
Net loss	$(18.7)	$(29.8)

Available-for-Sale Securities:

Next Games. At June 30, 2018 and March 31, 2018, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. Next Games is traded on the Nasdaq First North Finland marketplace maintained by Nasdaq Helsinki Ltd, and the Company classifies its investment in Next Games within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8).
As a result of the adoption of new accounting guidance for Recognition and Measurement of Financial Instruments (see Note 1), effective April 1, 2018 changes in the fair value of the Company's available-for-sale investments with a readily determinable fair market value are recognized in net income. Accordingly, during the three months ended June 30, 2018, the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognized $0.9 million in unrealized losses on available-for-sale securities held as of June 30, 2018 which are reflected in the gain (loss) on investments line item on the unaudited condensed consolidated statement of operations.

Cost Method Investments:
Telltale. Telltale Games ("Telltale") is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms. The Company owns a minority economic interest in Telltale.

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Pictures	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2018	$393.7	$240.4	$2,106.7	$2,740.8
Business acquisitions(1)	—	92.0	—	92.0
Other(2)	—	68.8	(68.8)	—
Balance as of June 30, 2018	$393.7	$401.2	$2,037.9	$2,832.8
______________________

(1)	Represents goodwill resulting from the acquisition of 3 Arts Entertainment (see Note 2).

(2)	Represents the reallocation of goodwill as a result of the reorganization of our segment structure (see Note 15).

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A(1)	750.0	750.0
Term Loan B(1)	1,246.9	1,250.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,516.9	2,520.0
Convertible senior subordinated notes(2)	—	60.0
Capital lease obligations	49.0	50.5
Total debt	2,565.9	2,630.5
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(70.6)	(73.1)
Total debt, net	2,495.3	2,557.4
Less current portion	(27.2)	(79.1)
Non-current portion of debt	$2,468.1	$2,478.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

_____________________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of June 30, 2018. the Company has entered into two interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.2 billion notional amount (see Note 17 for further information). In addition, on July 31, 2018, the Company entered into a third interest rate swap agreement to effectively convert the floating interest rates to fixed interest rates on an additional $300.0 million notional amount of LIBOR-based debt (see Note 19).

(2)
On April 15, 2018, the 1.25% convertible senior subordinated notes due April 2018 (the "April 2013 1.25% Notes") matured, and upon maturity, the Company repaid the outstanding principal amount, together with accrued and unpaid interest.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)

Issuance. On March 22, 2018, the Company amended its credit and guarantee agreement issued December 8, 2016 (the "Amended Credit Agreement"), and in connection with the amendment and repayment of amounts previously outstanding under the credit and guarantee agreement, obtained a new $1.5 billion five-year revolving credit facility (the "Revolving Credit Facility"), incurred a new five-year term loan A in aggregate principal amount of $750.0 million (the "Term Loan A") and incurred a new seven-year term loan B in aggregate principal amount of $1,250.0 million (the "Term Loan B", and together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities").
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at June 30, 2018 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2018. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 3.84% as of June 30, 2018).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described above, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.34% as of June 30, 2018).

Required Principal Payments:

•
Term Loan A: Quarterly principal payments which began on June 30, 2018 (the last day of the first full fiscal quarter ending after March 22, 2018), at quarterly rates of 0.00% for the first year, 1.25% for the second year, 1.75% for the third year, and 2.50% for the fourth and fifth years, with the balance payable at maturity.

•
Term Loan B: Quarterly principal payments which began on June 30, 2018 (the last day of the first full fiscal quarter ending after March 22, 2018), at a quarterly rate of 0.25%, with the balance payable at maturity.

The Term Loan A and Term Loan B also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Amended Credit Agreement.
Optional Prepayment:

•	Revolving Credit Facility & Term Loan A: The Company may voluntarily prepay the Revolving Credit Facility and Term Loan A at any time without premium or penalty.

•	Term Loan B: The Company may voluntarily prepay the Term Loan B at any time.

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. At June 30, 2018, the capacity to pay dividends under the Senior Credit Facilities significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $11.4 million and retained earnings of $506.2 million were deemed free of restrictions at June 30, 2018.
In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2018, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. At June 30, 2018, the capacity to pay dividends under the 5.875% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $11.4 million and retained earnings of $506.2 million were deemed free of restrictions at June 30, 2018. As of June 30, 2018, the Company was in compliance with all applicable covenants.
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

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Interest expense
Cash interest	$32.5	$34.6
Amortization of debt discount and financing costs	2.9	4.4
	35.4	39.0
Interest on dissenting shareholders' liability (see Note 16)	15.9	13.3
Total interest expense	$51.3	$52.3

7. Film Obligations and Production Loans

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Film obligations	$129.9	$146.7
Production loans	362.3	352.9
Total film obligations and production loans	492.2	499.6
Unamortized debt issuance costs	(0.3)	(0.4)
Total film obligations and production loans, net	491.9	499.2
Less current portion	(327.3)	(327.9)
Total non-current film obligations and production loans	$164.6	$171.3
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.28% to 5.15%.

8. Fair Value Measurements
Fair Value

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2018 and March 31, 2018:

	June 30, 2018			March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4):
Investment in Next Games	$6.5	$—	$6.5	$7.3	$—	$7.3

Forward exchange contracts (see Note 17)	—	1.1	1.1	—	0.3	0.3
Interest rate swaps (see Note 17)	—	0.9	0.9	—	—	—

Liabilities:
Forward exchange contracts (see Note 17)	—	(1.4)	(1.4)	—	(0.6)	(0.6)
Interest rate swaps (see Note 17)	—	(7.8)	(7.8)	—	—	—
	$6.5	$(7.2)	$(0.7)	$7.3	$(0.3)	$7.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at June 30, 2018 and March 31, 2018:

	June 30, 2018		March 31, 2018
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units(1)	$90.6	$125.0	$91.3	$125.0

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(2):
Term Loan A	730.6	748.1	729.7	750.9
Term Loan B	1,226.7	1,248.4	1,229.3	1,251.6
5.875% Senior Notes	501.0	523.3	500.4	539.5
April 2013 1.25% Notes	—	—	60.0	60.3
Production loans	362.0	362.3	352.6	352.9
	$2,820.3	$2,882.1	$2,872.0	$2,955.2
________________

(1)
The Company measures the fair value of its investment in Pop's mandatorily redeemable preferred stock units using primarily a discounted cash flow analysis based on the expected cash flows of the investment (a Level 3 measurement). The analysis reflects the contractual terms of the investment, including the period to maturity, and uses a discount rate commensurate with the risk associated with the investment.

(2)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at June 30, 2018 and March 31, 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Beginning balance	$101.8	$93.8
Initial fair value of redeemable noncontrolling interest of 3 Arts Entertainment	15.8	—
Net income (loss) attributable to redeemable noncontrolling interests	(2.5)	0.7
Noncontrolling interests discount accretion	3.0	1.2
Adjustments to redemption value	4.6	2.3
Cash distributions	(0.8)	(3.0)
Ending balance	$121.9	$95.0

Redeemable noncontrolling interests relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

Redeemable noncontrolling interests are measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of amortized noncontrolling interest discount, less the amount of cash distributions that are not accounted for as compensation, if any. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to redeemable noncontrolling interest and a charge to retained earnings.

In connection with the acquisition of a controlling interest in 3 Arts Entertainment on May 29, 2018, the Company recorded a non-compensatory (see below) redeemable noncontrolling interest of $15.8 million, representing the noncontrolling interest holders 49% equity interest in 3 Arts Entertainment (see Note 2). The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable at five years after the acquisition date of May 29, 2018, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

In addition, the noncontrolling interest holders have continued as employees of 3 Arts Entertainment. Pursuant to the various 3 Arts Entertainment acquisition and related agreements, a portion of the noncontrolling interest holders' participation in the put and call proceeds is based on the noncontrolling interest holders' performance during the period. Further, if the employment of a noncontrolling interest holder is terminated, under certain circumstances, their participations in distributions cease and the put and call value is discounted from the fair value of their equity ownership percentage. Accordingly, earned distributions are accounted for as compensation and are being expensed within general and administrative expense as incurred. Additionally, the amount of the put and call proceeds subject to the discount is also accounted for as compensation, and is being amortized over the vesting period within general and administrative expense and reflected as an addition to redeemable noncontrolling interest.
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

10. Revenue

General. The Company's Motion Pictures and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services and, to a lesser extent, direct-to-consumer content streaming services.

Revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax.
Licensing Arrangements. The Company's content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties.
Fixed Fee or Minimum Guarantees: The Company's fixed fee or minimum guarantee arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.
Sales or Usage Based Royalties: Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of the Company's content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements are generally not reported to the Company until after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company's customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.
Revenues by Market or Product Line. The following describes the revenues generated by market or product line. Theatrical revenues are included in the Motion Pictures segment; home entertainment, television, international and other revenues are applicable to both the Motion Pictures and Television Production segments; Media Networks programming revenues are included in the Media Networks segment.

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by the Company directly in the United States and through a sub-distributor in Canada). Revenue from the theatrical release of feature films are treated as sales or usage- based royalties and recognized starting at the exhibition date and based on the Company's participation in box office receipts of the theatrical exhibitor.

•	Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

◦
Digital Media. Digital media includes digital transaction revenue sharing arrangements and licenses of content to digital platforms (pay-per-view and video-on-demand platforms, electronic sell through ("EST"), and digital rental).

Digital Transaction Revenue Sharing Arrangements: Primarily represents revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, the Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above.

Licenses of Content to Digital Platforms: Primarily represents the licensing of content to subscription-video-on-demand ("SVOD") or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun.

◦
Packaged Media. Packaged media revenues represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-Ray, 4K Ultra HD) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

•
Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which the Company earns advertising revenue from the exploitation of certain content on television networks. Television also includes revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements are recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

•
International. International revenues are derived from (1) licensing of the Company's productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues are also generated from sales or usage based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by our customer generating a royalty due to us has occurred.

•	Other. Other revenues are derived from, among others, the following:

◦	the licensing of our film and television content to other ancillary markets;

◦
the Company's interactive ventures and games division, its global franchise management division (including location-based entertainment) and merchandising rights, all of which may include licenses of motion picture or television characters, brands, storylines, themes or logos (i.e., symbolic intellectual property);

◦	the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions; and

◦	commissions due to 3 Arts Entertainment related to talent management.

Revenues from the licensing of film and television content and the sales and licensing of music are recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property is recognized over the corresponding license term. Commissions are recognized as such services are provided.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top (“OTT”) (collectively, “Distributors”) and on a direct-to-consumer basis.

Pursuant to the Company’s distribution agreements, revenues may be based on a fixed fee, subject to nominal annual escalations, or a variable fee (i.e., a fee based on number of subscribers who receive the Company's networks or other factors). Programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. The variable distribution fee arrangements represent sales or usage based royalties and are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Revenue for direct-to-consumer streaming services represent subscription fees for the STARZ app (included in Starz Networks), or other streaming services (e.g., Pantaya) (included in Streaming Services), and is recognized over the subscription period as the content is made available and streamed to the end consumer.
The table below presents revenues by segment, market or product line for the three months ended June 30, 2018 and 2017. As a result of the segment reorganization described in Note 15, the Company has presented prior period segment data in a manner that conforms to the current period presentation. The prior year information in the below table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Revenue by Type:
Motion Pictures
Theatrical	$50.3	$50.8
Home Entertainment
Digital Media	86.2	101.5
Packaged Media	76.5	132.5
Total Home Entertainment	162.7	234.0
Television	61.8	57.7
International	67.3	122.8
Other	23.2	7.1
Total Motion Pictures revenues	365.3	472.4
Television Production
Television	217.7	187.5
International	37.0	30.9
Home Entertainment
Digital Media	16.3	41.6
Packaged Media	1.8	1.1
Total Home Entertainment	18.1	42.7
Other	6.6	0.1
Total Television Production revenues	279.4	261.2
Media Networks
Starz Networks - programming revenues	351.2	343.2
Streaming Services - programming revenues	3.7	1.4
Total Media Networks revenues	354.9	344.6
Intersegment eliminations	(66.9)	(72.9)
Total revenues	$932.7	$1,005.3
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2018 are as follows:

	Rest of Year Ending March 31, 2019	Year Ended March 31,
		2020	2021	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,199.5	$576.5	$212.7	$273.4	$2,262.1
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $88.5 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2018 from performance obligations satisfied prior to March 31, 2018. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Payment Terms, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At June 30, 2018 and April 1, 2018, accounts receivable, contract assets and deferred revenue are as follows:

	June 30, 2018	April 1, 2018	Addition (Reduction)
	(Amounts in millions)
Accounts receivable, net - current	$1,044.1	$1,042.2	$1.9
Accounts receivable, net - non-current(1)	285.8	257.7	28.1
Contract asset - current(2)	22.5	78.3	(55.8)
Contract asset - non-current(3)	12.7	71.5	(58.8)
Deferred revenue - current	202.5	183.8	18.7
Deferred revenue - non-current	61.3	70.5	(9.2)
__________________

(1)	Included in accounts receivable within non-current other assets in the unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other within other current assets in the unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other within non-current other assets in the unaudited condensed consolidated balance sheets.

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. The change in balance of contract assets is primarily due to the satisfaction of the condition related to payment holdbacks.

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation, as further discussed below. Revenues of $72.3 million were recognized during the three months ended June 30, 2018 related to the balance of deferred revenue at April 1, 2018.

Payment terms vary by location and type of customer and the nature of the licensing arrangement, however, other than certain multi-year license arrangements, generally payment is due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period such as the term of the license period. When we expect the period between fulfillment of our performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, we expect the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

In other cases, customer payments are made in advance of when the Company fulfills its performance obligation and recognizes revenue. This primarily occurs under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements do not contain

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company's risk of customer non-performance and incentivize the customer to exploit the Company's content.
Summarized Balance Sheet and Income Statement Comparison of New and Prior Revenue Recognition Guidance

The following table presents the line items impacted by the adoption of the new revenue recognition guidance (described in Note 1) on the unaudited condensed consolidated balance sheet and statement of operations:

	June 30, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Balance Sheet Information:	(Amounts in millions)
Assets
Accounts receivable, net - current	$1,044.1	$(144.3)	$899.8
Other assets - current	198.7	(22.6)	176.1
Other assets - non-current	453.3	(1.5)	451.8
Investment in films and television programs and program rights, net	1,646.6	34.7	1,681.3

Liabilities
Accounts payable and accrued liabilities	487.4	(76.4)	411.0
Participations and residuals - current	493.0	(32.6)	460.4
Deferred revenue - current	202.5	0.6	203.1
Deferred tax liabilities	79.7	(4.9)	74.8

Equity
Retained earnings	506.2	(20.4)	485.8

	Three Months Ended June 30, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$932.7	$(3.1)	$929.6
Direct operating	530.0	(0.9)	529.1
Operating income	38.2	(2.2)	36.0
Loss before income taxes	(17.2)	(2.2)	(19.4)
Income tax benefit	5.8	0.5	6.3
Net loss	(11.4)	(1.7)	(13.1)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$173.8
Denominator:
Weighted average common shares outstanding	211.8	206.8
Basic net income (loss) per common share	$(0.04)	$0.84

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$173.8
Add:
Interest on convertible notes, net of tax	—	0.1
Numerator for diluted net income (loss) per common share	$(7.9)	$173.9

Denominator:
Weighted average common shares outstanding	211.8	206.8
Effect of dilutive securities:
Conversion of notes	—	2.1
Share purchase options	—	6.3
Restricted share units and restricted stock	—	0.7
Contingently issuable shares	—	2.0
Adjusted weighted average common shares outstanding	211.8	217.9
Diluted net income (loss) per common share	$(0.04)	$0.80

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2018 and 2017, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	0.3	—
Share purchase options	5.3	17.0
Restricted share units	0.3	0.2
Other issuable shares	2.0	1.5
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	7.9	18.7

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2018 and March 31, 2018. The table below outlines common shares reserved for future issuance:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	32.7	32.1
Restricted stock and restricted share units — unvested	2.0	2.2
Common shares available for future issuance under the 2017 Plan (as defined below)	10.0	10.3
Shares issuable upon conversion of April 2013 1.25% Notes	—	2.1
Shares reserved for future issuance	44.7	46.7

On September 12, 2017, the Company’s shareholders approved the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”) previously adopted by the Board of Directors (the “Board”) of the Company. The types of awards that may be granted under the 2017 Plan include stock options, SARs, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in Class A voting shares and Class B non-voting shares ("Common Shares") or units of Common Shares, as well as certain cash bonus awards. Persons eligible to receive awards under the 2017 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2018, and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Compensation Expense:
Stock options	$6.8	$12.3
Restricted share units and other share-based compensation	6.7	10.4
Share appreciation rights	1.6	1.1
	15.1	23.8
Tax impact(1)	(3.7)	(8.5)
Reduction in net income	$11.4	$15.3
___________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.2	$0.2
Distribution and marketing	—	0.2
General and administration	14.9	23.4
	$15.1	$23.8

The following table sets forth the stock option, equity-settled SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options and Equity-Settled SARs				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2018	8,636,437	$26.93	23,463,115	$20.56	230,561	$28.49	2,001,049	$27.97
Granted	52,467	$30.47	1,168,761	$24.58	3,582	$25.04	28,764	$23.43
Options exercised or restricted stock or RSUs vested	(15,009)	$22.21	(15,052)	$21.43	(66,441)	$29.53	(158,170)	$28.32
Forfeited or expired	(220,183)	$35.45	(382,623)	$31.77	(10,106)	$25.87	(62,561)	$27.44
Outstanding at June 30, 2018	8,453,712	$26.74	24,234,201	$20.59	157,596	$28.14	1,809,082	$27.89

The Company wrote off tax deficiencies of $1.1 million associated with its equity awards in its tax benefit during the three months ended June 30, 2018 (2017 - $0.4 million).

(c) Dividends

On June 8, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per each of the Company’s Class A voting shares and the Company’s Class B non-voting shares, payable August 9, 2018, to shareholders of record as of June 30, 2018. As of June 30, 2018, the Company had $19.2 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

(d) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz merger (December 8, 2016), Lionsgate agreed to issue to the customer three $16.67 million annual installments of equity (or cash at Lionsgate's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the year ended March 31, 2018, Lionsgate issued to the customer 266,667 Class A voting shares valued at $8.3 million and 278,334 Class B non-voting shares valued at $8.3 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Income Taxes

On December 22, 2017, the Tax Act was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. The Company's U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. The Company is currently in the process of evaluating the full impact of the Tax Act on its financial statements and has not completed this evaluation. The Company has made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities, the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared, and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.
For the quarters ended June 30, 2018 and 2017, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2019 and 2018, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit (provision) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure.
The Company's income tax benefit (provision) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three months ended June 30, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Restructuring and other:
Severance(1)	$0.8	$1.0
Transaction and related costs(2)	9.7	9.9
	$10.5	$10.9
_______________________

(1)
Severance costs in the three months ended June 30, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives. As of June 30, 2018, the remaining severance liability was approximately $8.3 million, which is expected to be paid in the next 12 months.

(2)
Transaction and related costs in the three months ended June 30, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions. In the three months ended June 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and the acquisition of 3 Arts Entertainment. In the three months ended June 30, 2017, these costs were primarily related to the sale of EPIX (see Note 4) and the integration of Starz.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Severance liability
Beginning balance	$14.7	$22.2
Accruals	0.8	1.0
Severance payments	(7.2)	(5.9)
Ending balance	$8.3	$17.3

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

The Company has three reportable business segments: (1) Motion Pictures, (2) Television Production and (3) Media Networks.

Segment Reorganization. During the quarter ended June 30, 2018, the Company reorganized its operational reporting of the Television Production segment to include the production and licensing to Starz Networks of Starz original series (previously produced by and included in the Media Networks segment) and the ancillary market distribution of Starz original productions and licensed product (also previously included in the Media Networks segment). This reorganization aligns the segment presentation of the Starz original product to be consistent with the Company's other television productions included in the Television Production segment. This alignment of operational reporting and business operations will allow our chief operating decision maker to review all of the Company's television production related activity in a consistent manner, and as part of one

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment (i.e., the Television Production segment). The changes resulting from the segment reorganization are as follows: (i) the Television Production segment includes licensing revenues from the licensing of Starz original series productions to Starz Networks which are eliminated in consolidation as intersegment transactions; and (ii) the Television Production segment now includes the associated ancillary market distribution of Starz original productions and licensed product that were previously included in Content and Other within the Media Networks segment. As a result of the segment reorganization, the Company has presented prior period segment data in a manner that conforms to the current period presentation.
Motion Pictures. Motion Pictures consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. As described under the Segment Reorganization section above, as of April 1, 2018, Television Production now includes the licensing of Starz original series productions to Starz Networks and the ancillary market distribution of Starz original productions and licensed product. Additionally, the results of operations of 3 Arts Entertainment is included in the Television Production segment from the acquisition date of May 29, 2018 (see Note 2).
Media Networks. Media Networks consists of (i) Starz Networks, which includes the licensing of premium subscription video programming to Distributors, and on a direct-to-consumer basis and (ii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its SVOD platforms.
In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions include licensing motion pictures or television programming (including Starz original productions) from the Motion Pictures and Television Production segments to the Media Networks segment. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses, assets, or liabilities recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is presented in the table below:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Segment revenues
Motion Pictures	$365.3	$472.4
Television Production	279.4	261.2
Media Networks	354.9	344.6
Intersegment eliminations	(66.9)	(72.9)
	$932.7	$1,005.3
Intersegment revenues
Motion Pictures	$2.1	$5.1
Television Production	64.8	67.8
Media Networks	—	—
	$66.9	$72.9
Gross contribution
Motion Pictures	$78.5	$113.8
Television Production	26.0	52.3
Media Networks	114.1	114.5
Intersegment eliminations	(11.2)	(12.0)
	$207.4	$268.6
Segment general and administration
Motion Pictures	$26.9	$26.9
Television Production	10.4	9.1
Media Networks	25.6	25.6
	$62.9	$61.6
Segment profit
Motion Pictures	$51.6	$86.9
Television Production	15.6	43.2
Media Networks	88.5	88.9
Intersegment eliminations	(11.2)	(12.0)
	$144.5	$207.0

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Company’s total segment profit	$144.5	$207.0
Corporate general and administrative expenses	(27.6)	(25.5)
Adjusted depreciation and amortization(1)	(10.3)	(10.1)
Restructuring and other(2)	(10.5)	(10.9)
Adjusted share-based compensation expense(3)	(15.1)	(23.8)
Purchase accounting and related adjustments(4)	(42.8)	(47.0)
Operating income	38.2	89.7
Interest expense	(51.3)	(52.3)
Interest and other income	3.0	2.8
Loss on extinguishment of debt	—	(11.6)
Gain (loss) on investments	(0.9)	201.0
Equity interests loss	(6.2)	(8.3)
Income (loss) before income taxes	$(17.2)	$221.3
___________________

(1)
Adjusted depreciation and amortization represents depreciation and amortization as presented on our unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Depreciation and amortization	$40.3	$40.0
Less: Amount included in purchase accounting and related adjustments	(30.0)	(29.9)
Adjusted depreciation and amortization	$10.3	$10.1

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)
Represents share-based compensation expense excluding, when applicable, amounts attributable to immediately vested stock bonus awards (which are, when granted, included in segment and corporate general and administrative expense) and amounts related to severance awards included in restructuring and other. There were no such amounts in the three months ended June 30, 2018 and 2017, and accordingly, adjusted share-based compensation expense represents total share-based compensation expense in the three months ended June 30, 2018 and 2017.

(4)
Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$8.0	$15.9
General and administrative expense	4.8	1.2
Depreciation and amortization	30.0	29.9
	$42.8	$47.0

See Note 10 for revenues by media or product line as broken down by segment for the three months ended June 30, 2018 and 2017.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$62.9	$61.6
Corporate general and administrative expenses	27.6	25.5
Share-based compensation expense included in general and administrative expense	14.9	23.4
Purchase accounting and related adjustments	4.8	1.2
	$110.2	$111.7

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Assets
Motion Pictures	$1,861.1	$1,757.4
Television Production	1,474.0	1,331.7
Media Networks	5,072.8	5,235.3
Other unallocated assets(1)	621.6	643.2
	$9,029.5	$8,967.6
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

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

Due to the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, if any, related to each pending matter may be. Accordingly, at this time, the Company has determined a loss related to these matters in excess of accrued liabilities is reasonably possible, however a reasonable estimate of the possible loss or range of loss cannot be made at this time.

The Company believes a portion of the losses that may be recognized, if any, would ultimately be recovered from insurance proceeds.

Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. The defendants filed answers to the verified consolidated class action complaint on January 24, 2017. On May 16, 2018, the plaintiffs filed a verified amended consolidated class action complaint.  The amended complaint names as defendants former members of the board of directors of Starz Susan Lyne, Andrew Heller, Greg Maffei, Christopher Albrecht, Daniel E. Sanchez, and Charles Y. Tanabe.  The amended complaint also names as defendants Dr. Malone and Lions Gate.  The amended complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone was a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that Lions Gate aided and abetted such breaches of fiduciary duty. On June 18, 2018, the defendants (except Mr. Heller and Ms. Lyne) filed answers to the amended complaint. On July 3, 2018, Mr. Heller and Ms. Lyne filed a motion seeking summary judgment on the claims against them. The court has entered a scheduling order providing for a trial to commence in the second half of fiscal 2019. Defendants intend to defend the action vigorously.

On August 9, 2016, a putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Robert Bennett, as well as Lions Gate and an affiliated entity. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted such breaches of fiduciary duty. On December 10, 2016, the court granted the defendants’ unopposed motion to stay the action pending final resolution of the consolidated Delaware action.

On October 7, 2016, a putative class action complaint was filed by a purported Lions Gate stockholder in the Supreme Court of the State of New York for the County of Nassau: Levy v. Malone, et al., Index No. 607759/2016. The complaint names as defendants Lions Gate and the members of its board of directors. The complaint alleges, among other things, that the members of the Lions Gate board of directors breached fiduciary duties owed to Lions Gate stockholders and/or aided and abetted breaches of fiduciary duties by others in connection with the proposed merger, and that Lions Gate and the members of its board of directors failed to disclose material information in the amended joint proxy statement/ prospectus on Form S-4/A filed on September 7, 2016 in connection with the proposed merger. On November 23, 2016, the parties entered into a stipulation of settlement resolving the action. On October 30, 2017, the court issued an order and judgment finally approving the settlement.

Appraisal

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware. These actions have been consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. Starz has answered the petitions, and the court has entered a scheduling order providing for a trial to commence in the second half of fiscal 2019. Starz intends to defend the action vigorously. Should the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that the Company may be required to pay to stockholders in connection with the pending appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal. As of June 30, 2018, the Company has not paid the merger consideration for the shares (i.e., approximately 22.5 million shares of Starz Series A common stock) that are subject to the above appraisal demand but has recorded a liability of $885.2 million that is included in current dissenting shareholders' liability on the unaudited condensed consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly. The liability is classified as a current liability as of June 30, 2018 based on the timing of the scheduled trial set to commence in the second half of fiscal 2019.

17. Derivative Instruments and Hedging Activities
Forward Foreign Exchange Contracts
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). The Company also enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Changes in the fair value of the foreign exchange contracts that are designated as hedges are reflected in accumulated other comprehensive income (loss), and changes in the fair value of foreign exchange contracts that are not designated as hedges and do not qualify for hedge accounting are recorded in direct operating expense. Gains and losses realized upon settlement of the foreign exchange contracts that are designated as hedges are amortized to direct operating expense on the same basis as the production expenses being hedged.
As of June 30, 2018, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 20 months from June 30, 2018):

June 30, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.5	in exchange for	$7.7	£0.71
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$16.4	in exchange for	$13.0	C$1.26
Australian Dollar	A$1.4	in exchange for	$1.2	A$1.16

Interest Rate Swaps

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities, which the Company designates as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur.

As of June 30, 2018 and March 31, 2018, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.2 billion and nil, respectively. In addition, on July 31, 2018, the Company entered into a third interest rate swap agreement to effectively convert the floating interest rates to fixed interest rates on an additional $300.0 million notional amount of LIBOR-based debt (see Note 19).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major terms of the Company's interest rate swap agreements as of June 30, 2018 are as follows (all related to the Company's LIBOR-based debt, see Note 6):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025

The following table presents the effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain recognized in accumulated other comprehensive income (loss)	$—	$0.7

Interest rate swap agreements
Loss recognized in accumulated other comprehensive income (loss)	$(6.8)	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(0.9)	—

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Loss recognized in direct operating expense	$(0.7)	$—

Total direct operating expense on consolidated statements of operations	$530.0	$554.9
Total interest expense on consolidated statements of operations(1)	$35.4	$39.0
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.
The Company classifies its forward foreign exchange contracts and interest rate contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). As of June 30, 2018 and March 31, 2018, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2018
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.1	$—	$1.4	$—
Interest rate swap agreements	—	0.9	—	7.8
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	—	0.7	—
Fair value of derivatives	$1.1	$0.9	$2.1	$7.8

	March 31, 2018
	Other Current Assets		Accounts Payable and Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.3		$0.6
Fair value of derivatives	$0.3	(1)	$0.6	(1)
_____________

(1)	Includes an immaterial amount of forward foreign exchange contracts not designated as hedging instruments as of March 31, 2018.

As of June 30, 2018, based on the current release schedule, the Company estimates approximately $0.7 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending June 30, 2019.
As of June 30, 2018, the Company estimates approximately $1.1 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$66.9	$34.1
Product inventory	19.7	20.3
Tax credits receivable	112.1	141.4
	$198.7	$195.8
Other non-current assets
Prepaid expenses and other	$53.3	$23.8
Accounts receivable	285.8	325.2
Tax credits receivable	114.2	109.6
	$453.3	$458.6

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of June 30, 2018 or March 31, 2018.

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing activities is presented below:

	Three Months Ended June 30,
	2018	2017
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions (see Note 2)	$83.7	$—

Non-cash financing activities:
Accrued dividends	$19.2	$—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Subsequent Events

Interest Rate Swap. On July 31, 2018, the Company entered into an interest rate swap agreement effectively converting certain of its LIBOR-based floating rate to a fixed rate of 2.89% on a $300.0 million notional amount of LIBOR-based debt. The interest rate swap agreement matures on March 23, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,”, “Lions Gate”, “we,” “us” or “our”) is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a 16,000-title film and television library and delivered through a global licensing infrastructure.
We classify our operations through three reporting segments: Motion Pictures, Television Production, and Media Networks (see further discussion below).

Segment Reorganization

During the quarter ended June 30, 2018, we reorganized our operational reporting of the Television Production segment to include the production and licensing to Starz Networks of Starz original series (previously produced by and included in the Media Networks segment) and the ancillary market distribution of Starz original productions and licensed product (also previously included in the Media Networks segment). This reorganization aligns the segment presentation of the Starz original product to be consistent with our other television productions included in the Television Production segment. This alignment of operational reporting and business operations will allow our chief operating decision maker to review all of the Company's television production related activity in a consistent manner, and as part of one segment (i.e., the Television Production segment). The changes resulting from the segment reorganization are as follows: (i) the Television Production segment includes licensing revenues from the licensing of Starz original series productions to Starz Networks which are eliminated in consolidation as intersegment transactions; and (ii) the Television Production segment now includes the associated ancillary market distribution of Starz original productions and licensed product that were previously included in Content and Other within the Media Networks segment. See Note 15 to our unaudited condensed consolidated financial statements for our segment information disclosure.
Revenues
Our revenues are derived from the Motion Pictures, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2018 and 2017.
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

•
Home Entertainment. Home entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.

•
International. International revenues are derived from (1) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; and (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

•
Other. Other revenues are derived from, among others, the licensing of our film and television content to other ancillary markets, our interactive ventures and games division, our global franchise management and strategic partnerships division (which includes location-based entertainment), and the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions.

Television Production
As described under the Segment Reorganization section above, as of April 1, 2018, Television Production now includes the licensing of Starz original series productions to Starz Networks and the ancillary market distribution of Starz original productions and licensed product. Additionally, the results of operations of 3 Arts Entertainment is included in the Television Production segment from the acquisition date of May 29, 2018 (see Note 2 to our unaudited condensed consolidated financial statements).
Our Television Production segment includes revenues derived from the following.

•
Television.Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which the Company earns advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to subscription-video-on-demand ("SVOD") platforms in which the initial license of a television series is to an SVOD platform.

•
International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•	Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.

•
Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions due to 3 Arts Entertainment related to talent management.

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top ("OTT") (collectively, “Distributors”), and on a direct-to-consumer basis.

•	Streaming Services. Streaming services revenues are derived from the Lionsgate legacy start-up direct to consumer streaming services on SVOD platforms.
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
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and of physical discs (DVD’s, Blu-Ray, 4K Ultra HD) duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. Physical discs duplication represents the cost of the DVD/Blu-ray/4K Ultra HD product and the manufacturing costs associated with creating the physical products. Physical discs marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. Marketing costs for Media Networks includes advertising, consumer marketing, distributor marketing support and other marketing costs. In addition, distribution and marketing costs includes our Media Networks segment operating costs for the direct-to-consumer service, transponder expenses and maintenance and repairs.
General and administration expenses include salaries and other overhead.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 24, 2018.
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
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

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
The cost of the Media Networks' segments produced original content generally represents the license fees charged from the Television Production segment which are eliminated in consolidation. The amount associated with the pay television market is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. The cost of the Media Networks’ third-party licensed content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) distributed by the Television Production segment based on the estimated relative fair values of these markets. Costs of programming on Starz Networks are amortized to expense over the anticipated number of exhibitions for each original series and the costs of production or ancillary rights in the Television Production segment are amortized to expense based on the proportion that current revenue from the original series bears to its ultimate revenue. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue. All the costs of programming produced by the Television Production segment are included in investment in films and television programs and program rights, net and are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

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
Revenue Recognition. Our Motion Pictures and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and, to a lesser extent, direct-to-consumer content streaming services.

Our content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. Our fixed fee or minimum guarantee licensing arrangements in the television, digital media and international markets may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.
Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. When we license intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), our performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to us under these arrangements are generally not reported to us until after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or data available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods.
Revenue from the theatrical release of feature films are treated as sales or usage-based royalties and recognized starting at the exhibition date and based on our participation in box office receipts of the theatrical exhibitor.
Digital media revenue sharing arrangements are recognized as sales or usage based royalties.
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer).
Revenue from commissions are recognized as such services are provided.
Media Networks programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. The variable distribution fee arrangements represent sales or usage based royalties and are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Revenue for direct-to-consumer streaming services represent subscription fees for the STARZ app, or other streaming services (e.g., Pantaya), and is recognized over the subscription period as the content is made available and streamed to the end consumer. Payments to distributors for marketing support costs for which Starz receives a direct benefit are recorded as distribution and marketing costs.
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for DVD/Blu-ray/4K Ultra HD returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the DVD/Blu-ray/4K Ultra HD businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.1 million on our total revenue in the three months ended June 30, 2018 (2017 - $1.8 million).
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

Our quarterly income tax benefit (provision) and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended June 30, 2018 and 2017, we calculate the income tax benefit (provision) using the cut-off method.
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
Consolidation. We consolidate entities in which we own more than 50% of the voting common stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock, or do not exercise significant influence over operating and financial polices, are accounted for using the cost method of accounting.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2018 and 2017. As previously described in the Overview section, as of April 1, 2018 the Television Production segment now includes the licensing of Starz original series productions to Starz Networks and the ancillary market distribution of Starz original productions and licensed product (previously included in the Media Networks segment). As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Pictures	$365.3	$472.4	$(107.1)	(22.7)%
Television Production	279.4	261.2	18.2	7.0%
Media Networks	354.9	344.6	10.3	3.0%
Intersegment eliminations	(66.9)	(72.9)	6.0	(8.2)%
Total revenues	932.7	1,005.3	(72.6)	(7.2)%
Expenses:
Direct operating	530.0	554.9	(24.9)	(4.5)%
Distribution and marketing	203.5	198.1	5.4	2.7%
General and administration	110.2	111.7	(1.5)	(1.3)%
Depreciation and amortization	40.3	40.0	0.3	0.8%
Restructuring and other	10.5	10.9	(0.4)	(3.7)%
Total expenses	894.5	915.6	(21.1)	(2.3)%
Operating income	38.2	89.7	(51.5)	(57.4)%
Interest expense	(51.3)	(52.3)	1.0	(1.9)%
Interest and other income	3.0	2.8	0.2	7.1%
Loss on extinguishment of debt	—	(11.6)	11.6	(100.0)%
Gain (loss) on investments	(0.9)	201.0	(201.9)	(100.4)%
Equity interests income (loss)	(6.2)	(8.3)	2.1	(25.3)%
Income (loss) before income taxes	(17.2)	221.3	(238.5)	(107.8)%
Income tax benefit (provision)	5.8	(46.8)	52.6	(112.4)%
Net income (loss)	(11.4)	174.5	(185.9)	(106.5)%
Less: Net (income) loss attributable to noncontrolling interest	3.5	(0.7)	4.2	nm
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$173.8	$(181.7)	(104.5)%

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in the three months ended June 30, 2018, due to a decrease in Motion Pictures revenues, partially offset by increased Television Production revenues and Media Networks revenues. The decrease in Motion Pictures revenue was primarily due to lower home entertainment and international revenue driven by the revenue generated in the current quarter from the smaller Fiscal 2018 Theatrical Slate, as compared to the revenue generated in the prior year's quarter from the Fiscal 2017 Theatrical Slate.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Pictures	$184.0	50.4%	$253.1	53.6%	$(69.1)	(27.3)%
Television Production	244.7	87.6	200.0	76.6	44.7	22.4%
Media Networks	148.8	41.9	146.6	42.5	2.2	1.5%
Other	8.2	nm	16.1	nm	(7.9)	nm
Intersegment eliminations	(55.7)	nm	(60.9)	nm	5.2	nm
	$530.0	56.8%	$554.9	55.2%	$(24.9)	(4.5)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended June 30, 2018, primarily due to decreased Motion Pictures revenue, partially offset by increased Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Pictures	$102.8	$105.5	$(2.7)	(2.6)%
Television Production	8.7	8.9	(0.2)	(2.2)%
Media Networks	92.0	83.5	8.5	nm
Other	—	0.2	(0.2)	nm
	$203.5	$198.1	$5.4	2.7%

U.S. theatrical P&A expense included in Motion Pictures distribution and marketing expense	$51.5	$37.9	$13.6	35.9%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses increased in the three months ended June 30, 2018, due to increased Media Networks advertising and marketing costs associated with the STARZ app and increased marketing costs associated with Starz Originals. Motion Pictures distribution and marketing expenses decreased slightly due to lower distribution and marketing costs associated with lower home entertainment and international revenues, and offset by an increase in theatrical P&A cost indicated in the table above. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Pictures	$26.9		$26.9		$—	—%
Television Production	10.4		9.1		1.3	14.3%
Media Networks	25.6		25.6		—	—%
Corporate	27.6		25.5		2.1	8.2%
	90.5	9.7%	87.1	8.7%	3.4	3.9%
Share-based compensation expense	14.9		23.4		(8.5)	(36.3)%
Purchase accounting and related adjustments	4.8		1.2		3.6	300.0%
Total general and administrative expenses	$110.2	11.8%	$111.7	11.1%	$(1.5)	(1.3)%
_______________________
nm - Percentage not meaningful.
General and administrative expenses decreased in the three months ended June 30, 2018, resulting from lower share-based compensation expense, increased corporate general and administrative expenses, increased purchase accounting and related adjustments and increased Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in rent and facilities costs.
Share-based compensation expense represents the portion of share-based compensation expense included in general and administrative expenses that is not allocated to segment or corporate general and administrative expense. The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$14.9	$23.4
Direct operating expense	0.2	0.2
Distribution and marketing expense	—	0.2
Total share-based compensation expense	$15.1	$23.8

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense (see Note 9 to our unaudited condensed consolidated financial statements and Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on May 24, 2018 for further information).

Depreciation and Amortization Expense. Depreciation and amortization of $40.3 million for the three months ended June 30, 2018 increased $0.3 million from $40.0 million in the three months ended June 30, 2017.
Restructuring and Other. Restructuring and other decreased $0.4 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three months ended June 30, 2018 and 2017 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$0.8	$1.0	$(0.2)	(20.0)%
Transaction and related costs(2)	9.7	9.9	(0.2)	(2.0)%
	$10.5	$10.9	$(0.4)	(3.7)%
_______________________

(1)	Severance costs in the three months ended June 30, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the three months ended June 30, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions. In the three months ended June 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and the acquisition of 3 Arts Entertainment. In the three months ended June 30, 2017, these costs were primarily related to the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements) and the integration of Starz.

Interest Expense. Interest expense of $51.3 million in the three months ended June 30, 2018 decreased $1.0 million from the three months ended June 30, 2017. The following table sets forth the components of interest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$0.9	$1.6
Term loans	20.1	23.0
5.875% Senior Notes	7.6	7.6
Other	3.9	2.4
	32.5	34.6
Amortization of debt discount and financing costs	2.9	4.4
	35.4	39.0
Interest on dissenting shareholders' liability(1)	15.9	13.3
Total interest expense	$51.3	$52.3
 ______________________

(1)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz merger. See Note 16 to our unaudited condensed consolidated financial statements.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $11.6 million in the three months ended June 30, 2017 related to the write-off of deferred financing costs associated with the prepayment of $420.0 million in principal amount of the previous Term Loan B issued December 8, 2016, with no comparable charge in the three months ended June 30, 2018.
Gain (Loss) on Investments. Loss on investments in the three months ended June 30, 2018 of $0.9 million represents the unrealized losses recorded for the change in fair value of our available-for-sale securities investment in Next Games. Gain on investments in the three months ended June 30, 2017 of 201.0 million represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX. See Note 4 to our unaudited condensed consolidated financial statements.
Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended June 30, 2018 and 2017:

	June 30, 2018	Three Months Ended
		June 30,
	Ownership Percentage	2018	2017
		(Amounts in millions)
EPIX(1)	n/a(1)	$—	$4.0
Pop	50.0%	(0.8)	(3.0)
Other(2)	Various	(5.4)	(9.3)
		$(6.2)	$(8.3)
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX (see Note 4 to our unaudited condensed consolidated financial statements).

(2)
Other primarily consists of equity interest losses from our equity method interests in Playco, Atom Tickets and Laugh Out Loud in the three months ended June 30, 2018, compared to equity interest losses from our equity method interest in Playco, Defy Media Group and Laugh Out Loud in the three months ended June 30, 2017.

Income Tax Benefit (Provision). We had an income tax benefit of $5.8 million in the three months ended June 30, 2018, compared to an income tax provision of $46.8 million in the three months ended June 30, 2017. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. In addition, our income tax benefit for the three months ended June 30, 2018 was partially offset by certain minimum taxes imposed by the Tax Act (further discussed below). At March 31, 2018, we had U.S. net operating loss carryforwards (“NOLs”) of approximately $1,188.5 million which expire beginning in 2029 through 2038, state NOLs of approximately $681.6 million which expire in varying amounts beginning in 2021, and Canadian NOLs of $132.5 million which expire beginning in 2034. In addition, we had U.S. credit carryforwards related to foreign taxes paid of approximately $68.3 million which expire beginning in 2021.

On December 22, 2017, the Tax Act was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, changed the ability to claim certain tax deductions, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities, the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. We will complete our accounting for the Tax Act once we have obtained, prepared, and analyzed all information needed (including computations) for our analysis, but no later than one year from the enactment date of the Tax Act.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2018 was $7.9 million, or basic and diluted net loss per common share of $0.04 on 211.8 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended June 30, 2017 of $173.8 million, or basic net income per common share of $0.84 on 206.8 million weighted average common shares outstanding and diluted net income per common share of $0.80 on 217.9 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.

Motion Pictures
The table below sets forth Motion Pictures gross contribution and segment profit for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Pictures Segment:
Revenue	$365.3	$472.4	$(107.1)	(22.7)%
Expenses:
Direct operating expense	184.0	253.1	(69.1)	(27.3)%
Distribution & marketing expense	102.8	105.5	(2.7)	(2.6)%
Gross contribution	78.5	113.8	(35.3)	(31.0)%
General and administrative expenses	26.9	26.9	—	—%
Segment profit	$51.6	$86.9	$(35.3)	(40.6)%

U.S. theatrical P&A expense included in distribution and marketing expense	$51.5	$37.9	$13.6	35.9%

Direct operating expense as a percentage of revenue	50.4%	53.6%

Gross contribution as a percentage of revenue	21.5%	24.1%

Revenue. The table below sets forth Motion Pictures revenue by media and product category for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Pictures Revenue
Theatrical	$20.2	$30.1	$50.3	$35.2	$15.6	$50.8	$(0.5)
Home Entertainment
Digital Media	38.4	47.8	86.2	57.4	44.1	101.5	(15.3)
Packaged Media	29.4	47.1	76.5	93.6	38.9	132.5	(56.0)
Total Home Entertainment	67.8	94.9	162.7	151.0	83.0	234.0	(71.3)
Television	56.6	5.2	61.8	53.1	4.6	57.7	4.1
International	48.8	18.5	67.3	107.6	15.2	122.8	(55.5)
Other	21.8	1.4	23.2	5.8	1.3	7.1	16.1
	$215.2	$150.1	$365.3	$352.7	$119.7	$472.4	$(107.1)
____________________

(1)
Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, CodeBlack Films, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

Theatrical revenue decreased $0.5 million, or 1.0%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, driven by a decrease in Feature Film revenue due to the timing of the films (i.e., Uncle Drew released on June 29, 2018) released in the current quarter as compared to the prior year's quarter which resulted in fewer days of theatrical revenue for the current quarter. The decrease in Feature Film was significantly offset by increased revenues from Other Than Feature Film product categories, which included the performance of Pantelion Films' Overboard in the current quarter, as compared to How to Be a Latin Lover in the prior year's quarter.

Home entertainment revenue decreased $71.3 million, or 30.5%, in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decrease of $83.2 million of home entertainment revenue from our Feature Films, driven by lower packaged media revenue (and to a lesser extent, digital media revenue) in the current quarter from our smaller Fiscal 2018 Theatrical Slate, as compared to revenue in the prior year's quarter from our Fiscal 2017 Theatrical Slate, which included the home entertainment release of John Wick: Chapter 2. This decrease was partially offset by an increase of $11.9 million of home entertainment revenue from Other Than Feature Film, which included the home entertainment release of I Can Only Imagine in the current quarter.
International revenue decreased $55.5 million, or 45.2%, in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, driven by lower revenue in the current quarter from our smaller Fiscal 2018 Theatrical Slate, as compared to the revenue generated in the prior year's quarter from our Fiscal 2017 Theatrical Slate, which included continued international revenue from La La Land and Power Rangers.

Direct Operating Expense. The decrease in direct operating expenses is due to the decrease in Motion Pictures revenues. The decrease in direct operating expenses as a percentage of motion pictures revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the amortization rate of the Fiscal 2018 Theatrical Slate titles generating revenue in the current quarter as compared to the Fiscal 2017 Theatrical Slate titles generating revenue in the prior year's quarter. Investment in film write-downs were approximately $4.5 million in the three months ended June 30, 2018, as compared to approximately $0.3 million in the three months ended June 30, 2017.
Distribution and Marketing Expense. The slight decrease in distribution and marketing expense in the three months ended June 30, 2018 is primarily due to lower home entertainment and international distribution and marketing costs associated with lower home entertainment and international revenue, offset by increased theatrical P&A expense attributable to titles released from our Other Than Feature Film category. Distribution and marketing expenses as a percentage of revenue were 28.1% in the three months ended June 30, 2018 compared to 22.3% in the three months ended June 30, 2017, due to theatrical P&A incurred on the release of Uncle Drew (released June 29, 2018), with only two days of revenue in the current quarter. In the three months ended June 30, 2018, approximately $9.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Spy Who Dumped Me and A Simple Favor. In the three months ended June 30, 2017, approximately $7.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Hitman's Bodyguard and American Assassin.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Pictures segment for the three months ended June 30, 2018 decreased as compared to the three months ended June 30, 2017, primarily due to a decrease in Motion Pictures revenue, and higher distribution and marketing expense as a percentage of Motion Pictures revenue.
General and Administrative Expense. General and administrative expenses of the Motion Pictures segment in the three months ended June 30, 2018 was comparable to the three months ended June 30, 2017.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$279.4	$261.2	$18.2	7.0%
Expenses:
Direct operating expense	244.7	200.0	44.7	22.4%
Distribution & marketing expense	8.7	8.9	(0.2)	(2.2)%
Gross contribution	26.0	52.3	(26.3)	(50.3)%
General and administrative expenses	10.4	9.1	1.3	14.3%
Segment profit	$15.6	$43.2	$(27.6)	(63.9)%

Direct operating expense as a percentage of revenue	87.6%	76.6%

Gross contribution as a percentage of revenue	9.3%	20.0%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$217.7	$187.5	$30.2	16.1%
International	37.0	30.9	6.1	19.7%
Home Entertainment
Digital	16.3	41.6	(25.3)	(60.8)%
Packaged Media	1.8	1.1	0.7	63.6%
Total Home Entertainment	18.1	42.7	(24.6)	(57.6)%
Other	6.6	0.1	6.5	nm
	$279.4	$261.2	$18.2	7.0%
_____________________
nm - Percentage not meaningful
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to increased domestic license fees from unscripted television programs, and domestic licensing revenue from an episode delivered in the current quarter for Orange Is the New Black Season 6.
Home entertainment revenue in the three months ended June 30, 2018 decreased $24.6 million, or 57.6%, driven by a significant contribution of revenues from a digital media licensing arrangement in the prior year's quarter for the Starz original series, Power (Seasons 1 & 2).
International revenue in the three months ended June 30, 2018 increased $6.1 million, or 19.7% as compared to the three months ended June 30, 2017, primarily driven by revenue in the current quarter from Carnage, Orange Is the New Black Season 6, and The Royals Season 4, compared to revenue in the prior year's quarter from Big Heads Season 1, Nashville Season 5, Dirty Dancing, and Orange Is the New Black Season 5.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2018 increased $44.7 million, or 22.4%, primarily driven by increased revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, in particular, the current quarter included increased revenue from new television programs, which typically result in higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2018 decreased as compared to the three months ended June 30, 2017 primarily due to higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.3 million, or 14.3%, primarily due to increases in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$354.9	$344.6	$10.3	3.0%
Expenses:
Direct operating expense	148.8	146.6	2.2	1.5%
Distribution & marketing expense	92.0	83.5	8.5	10.2%
Gross contribution	114.1	114.5	(0.4)	(0.3)%
General and administrative expenses	25.6	25.6	—	—%
Segment profit	$88.5	$88.9	$(0.4)	(0.4)%

Direct operating expense as a percentage of revenue	41.9%	42.5%

Gross contribution as a percentage of revenue	32.1%	33.2%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$351.2	$343.2	$8.0	2.3%
Streaming Services	3.7	1.4	2.3	164.3%
	$354.9	$344.6	$10.3	3.0%
Segment Profit:
Starz Networks	$94.3	$94.8	$(0.5)	(0.5)%
Streaming Services	(5.8)	(5.9)	0.1	(1.7)%
	$88.5	$88.9	$(0.4)	(0.4)%

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	June 30,	June 30,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	23.8	24.1

The increase in Media Networks revenue was driven by higher Starz Networks' revenue due to a $16.8 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by an $8.8 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the three months ended June 30, 2018, the original series Howards End, Sweetbitter, Vida and Wrong Man premiered on STARZ as compared to The White Princess, American Gods Season 1 and Power Season 4 in the prior year's quarter.

Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ.
The increase in Media Networks direct operating expense is primarily due to higher direct operating expense for Streaming Services. Starz Networks' direct operating expenses were comparable from the prior year's quarter.
The increase in Media Networks distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app and increased marketing costs associated with Starz Originals, and a slight increase in distribution and marketing expense for Streaming Services.
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended June 30, 2018 was primarily from Starz Networks and was consistent with the prior year's quarter.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended June 30, 2018 was comparable to the prior year's quarter. Starz Networks general and administrative expenses increased slightly due to an increase in rent expense, which was partially offset by lower payroll and related expenses. The slight increase in Starz Networks general and administrative expenses was mostly offset by decreased Streaming Services general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at June 30, 2018 primarily consisted of a $1.5 billion five-year revolving credit facility entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), and 5.875% senior notes due 2024 (the "5.875% Senior Notes").
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. As of June 30, 2018, the Company has a current liability for $885.2 million related to certain dissenting shareholders’ in connection with the acquisition of Starz (See Note 16 to our unaudited condensed consolidated financial statements) and has a redeemable noncontrolling interest balance of $121.9 million related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended June 30, 2018.
Dividends. During the three months ended June 30, 2018, our Board of Directors declared a quarterly dividend of $0.09 per each of the Class A voting shares, and the Class B non-voting shares, payable August 9, 2018 to shareholders of record as of June 30, 2018. The amount of any future dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. We cannot guarantee the amount of dividends paid in the future, if any.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $60.9 million for the three months ended June 30, 2018 and decreased by $167.3 million for the three months ended June 30, 2017, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30,
	2018	2017	Net Change
	(Amounts in millions)
Operating income	$38.2	$89.7	$(51.5)
Amortization of films and television programs and program rights	385.5	393.6	(8.1)
Non-cash share-based compensation	15.1	22.7	(7.6)
Cash interest	(32.5)	(34.6)	2.1
Current income tax provision	(7.2)	(1.7)	(5.5)
Other non-cash charges included in operating activities	47.0	43.7	3.3
Cash flows from operations before changes in operating assets and liabilities	446.1	513.4	(67.3)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	126.3	101.3	25.0
Investment in films and television programs and program rights	(358.0)	(289.1)	(68.9)
Other changes in operating assets and liabilities	(101.1)	(258.8)	157.7
Changes in operating assets and liabilities	(332.8)	(446.6)	113.8
Net Cash Flows Provided By Operating Activities	$113.3	$66.8	$46.5
Cash flows provided by operating activities for the three months ended June 30, 2018 were $113.3 million compared to cash flows provided by operating activities of $66.8 million for the three months ended June 30, 2017. The increase in cash provided by operating activities for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is due to increases from changes in other operating assets and liabilities, which were primarily driven by lower decreases in accounts payable and accrued liabilities (included in "other changes in operating assets and liabilities" above), increased cash from decreases in accounts receivable, partially offset by increases in cash used in investment in films and television programs and program rights. These items resulted in less cash used from changes in operating assets and liabilities which was partially offset by lower cash flows from operations before changes in operating assets and liabilities.
Investing Activities. Cash flows provided by (used in) investing activities for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$—	$393.7
Investment in equity method investees	(2.8)	(9.5)
Business acquisitions, net of cash acquired of $5.5	(77.3)	—
Capital expenditures	(9.2)	(9.4)
Other investing activities	(4.0)	—
Net Cash Flows Provided By (Used In) Investing Activities	$(93.3)	$374.8
Cash used in investing activities of $93.3 million for the three months ended June 30, 2018 compared to cash provided by investing activities of $374.8 million for the three months ended June 30, 2017, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the three months ended June 30, 2017 (see Note 4 to our unaudited condensed consolidated financial statements), compared to cash used for the purchase of 3 Arts Entertainment, net of cash acquired (see Note 2 to our unaudited condensed consolidated financial statements), and cash used for investment in equity method investees in the three months ended June 30, 2018.
Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Debt - borrowings	$2,069.5	$115.0
Debt - repayments	(2,139.7)	(554.0)
Net proceeds from debt	(70.2)	(439.0)

Production loans - borrowings	100.1	38.5
Production loans - repayments	(90.7)	(209.1)
Net proceeds from production loans	9.4	(170.6)

Other financing activities	(20.1)	0.7
Net Cash Flows Used In Financing Activities	$(80.9)	$(608.9)
Cash flows used in financing activities of $80.9 million for the three months ended June 30, 2018 compared to cash flows used in financing activities of $608.9 million for the three months ended June 30, 2017. Cash flows used in financing activities for the three months ended June 30, 2018 primarily reflects the repayment of the April 2013 1.25% Notes in the amount of $60.0 million. The debt borrowings and repayments above reflect an intercompany refinancing transaction during the quarter ended June 30, 2018. In addition, cash flows used in financing activities in the three months ended June 30, 2018 reflects net proceeds from production loans borrowings of $9.4 million, and cash paid for dividends of $19.0 million.
Cash flows used in financing activities for the three months ended June 30, 2017 primarily reflects cash used for debt repayments, including the early prepayment of $420.0 million in principal amount of the previously outstanding Term Loan B issued December 8, 2016, required repayments on the previously outstanding Term Loan A and Term Loan B issued December 8, 2016, and net production loan repayments of $170.6 million.

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt.

Production Loans

See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2018:

	Nine Months Ended March 31,	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of June 30, 2018 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	—	37.5	52.5	75.0	585.0	—	750.0
Term Loan B	9.4	12.5	12.5	12.5	12.5	1,187.5	1,246.9
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	318.9	156.0	8.8	4.0	2.5	1.5	491.7
Capital lease obligations	3.7	3.0	3.0	0.9	0.9	37.5	49.0
	332.0	209.0	76.8	92.4	600.9	1,746.5	3,057.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	637.1	511.1	274.0	65.0	15.6	17.7	1,520.5
Interest payments(3)	84.5	111.6	109.2	106.4	103.1	185.9	700.7
Operating lease commitments	20.7	27.5	26.5	31.1	31.7	39.4	176.9
Other contractual obligations	117.3	69.1	32.4	16.4	10.3	—	245.5
	859.6	719.3	442.1	218.9	160.7	243.0	2,643.6
Total future commitments under contractual obligations (4)(5)	$1,191.6	$928.3	$518.9	$311.3	$761.6	$1,989.5	$5,701.2
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

(4)
Not included in the amounts above is a $885.2 million dissenting shareholders' liability associated with the Starz merger, which is classified as a current liability based on the timing of the scheduled trial set to commence in the second half of fiscal 2019 (see Note 16 to our unaudited condensed consolidated financial statements).

(5)
Not included in the amounts above are $121.9 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.3 billion at June 30, 2018. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Pictures and Television Production segments was $1.2 billion at June 30, 2018 and March 31, 2018, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will continue to be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk.
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2018, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 20 months from June 30, 2018):

June 30, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.5	in exchange for	$7.7	£0.71
Euro	€1.5	in exchange for	$1.7	€0.87
Canadian Dollar	C$16.4	in exchange for	$13.0	C$1.26
Australian Dollar	A$1.4	in exchange for	$1.2	A$1.16

Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2018 were nil, net of tax (2017 - $0.7 million), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2018 were $0.7 million (2017 - nil) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. At June 30, 2018, we had two interest rate swap agreements to fix the interest rate on $1.2 billion of variable rate LIBOR-based debt. See Note 17 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of June 30, 2018, each quarter point change in interest rates would result in a $5.7 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements. In addition, see Note 19 to our unaudited condensed consolidated financial statements for a discussion of an additional interest rate swap agreement with a July 31, 2018 effective date that effectively converts the LIBOR based variable rate to a fixed rate of 2.89% on a $300 million notional amount.
The variable interest production loans incur interest at rates ranging from approximately 4.28% to 5.15% and applicable margins ranging from 1.50% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.9 million in additional costs capitalized to the respective film or television asset.

At June 30, 2018, our 5.875% Senior Notes had an outstanding principal value of $520.0 million, and an estimated fair value of $523.3 million. A 1% increase or decrease in the level of interest rates would increase or decrease the fair value of the 5.875% Senior Notes by approximately $25.4 million and $20.1 million, respectively.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2018:

	Nine Months Ended March 31,	Year Ended March 31,						Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	June 30, 2018
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	—	37.5	52.5	75.0	585.0	—	750.0	748.1
Average Interest Rate	—	3.84%	3.84%	3.84%	3.84%	—
Term Loan B(2)	9.4	12.5	12.5	12.5	12.5	1,187.5	1,246.9	1,248.4
Average Interest Rate	4.34%	4.34%	4.34%	4.34%	4.34%	4.34%
Production loans(3)	235.8	126.4	—	—	—	—	362.2	362.3
Average Interest Rate	4.84%	4.54%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	523.3
Average Interest Rate	—	—	—	—	—	5.88%
Interest Rate Swaps(5)
Variable to fixed notional amount	$—	$—	$—	$—	$—	$1,200.0	$1,200.0	$(6.9)
 ____________________

(1)
Revolving credit facility and Term Loan A expire on March 22, 2023 and initially bear interest at a rate per annum equal to LIBOR plus 1.75% margin, with a LIBOR floor of zero (or an alternative base rate plus 0.75% margin). The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement.

(2)	Term Loan B maturing on March 24, 2025, and initially bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin).

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 4.28% to 5.15%.

(4)	Senior notes with a fixed interest rate equal to 5.875%.

(5)
Represents two interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt, one with a notional amount of $1.0 billion and a fixed rate paid of 2.915% maturing on March 24, 2025, one with a notional amount of $200.0 million and a fixed rate paid of 2.723% maturing on March 23, 2025. See Note 17 to our unaudited condensed consolidated financial statements. In addition, on July 31, 2018, the Company entered into a third interest rate swap agreement effectively converting certain of our LIBOR-based floating rate to a fixed rate of 2.89% on a $300.0 million notional amount of LIBOR-based debt, maturing on March 23, 2025.

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
As of June 30, 2018, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
On May 29, 2018, we purchased a 51% membership interest in 3 Arts Entertainment LLC ("3 Arts Entertainment") and, as a result, we have begun integrating the processes, systems and controls relating to 3 Arts Entertainment into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of 3 Arts Entertainment, there has been no such change during the period covered by this report.

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

Item 1A.  Risk Factors.

There were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $283.2 million (or 15,729,923) of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

No common shares were purchased by us during the three months ended June 30, 2018.

Additionally, during the three months ended June 30, 2018, 24,315 Class A voting shares and 61,764 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 9, 2018		Title:	Duly Authorized Officer and Chief Financial Officer