Form 10-Q
period 2018-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2018-11-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 5, 2018
Class A Voting Shares, no par value per share	82,068,047 shares
Class B Non-Voting Shares, no par value per share	132,351,596 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$372.3	$378.1
Accounts receivable, net	1,059.0	946.0
Program rights	234.2	253.2
Other current assets	191.0	195.8
Total current assets	1,856.5	1,773.1
Investment in films and television programs and program rights, net	1,662.9	1,692.0
Property and equipment, net	158.5	161.7
Investments	129.8	164.9
Intangible assets	1,928.5	1,937.7
Goodwill	2,833.5	2,740.8
Other assets	439.6	458.6
Deferred tax assets	40.1	38.8
Total assets	$9,049.4	$8,967.6
LIABILITIES
Accounts payable and accrued liabilities	$585.9	$447.7
Participations and residuals	494.3	504.5
Film obligations and production loans	318.7	327.9
Debt - short term portion	35.3	79.1
Dissenting shareholders' liability	961.3	869.3
Deferred revenue	238.0	183.9
Total current liabilities	2,633.5	2,412.4
Debt	2,458.0	2,478.3
Participations and residuals	456.5	438.3
Film obligations and production loans	149.6	171.3
Other liabilities	48.4	46.4
Deferred revenue	59.3	70.3
Deferred tax liabilities	58.8	91.9
Redeemable noncontrolling interest	133.1	101.8
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.0 shares issued (March 31, 2018 - 81.8 shares issued)	638.3	628.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 132.1 shares issued (March 31, 2018 - 129.3 shares issued)	2,095.0	2,020.3
Retained earnings	332.3	516.6
Accumulated other comprehensive loss	(15.6)	(9.7)
Total Lions Gate Entertainment Corp. shareholders' equity	3,050.0	3,155.9
Noncontrolling interests	2.2	1.0
Total equity	3,052.2	3,156.9
Total liabilities and equity	$9,049.4	$8,967.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Revenues	$901.0	$940.8	$1,833.6	$1,946.1
Expenses
Direct operating	463.2	521.6	993.2	1,076.4
Distribution and marketing	227.9	234.5	431.4	432.6
General and administration	115.0	111.5	225.1	223.3
Depreciation and amortization	40.8	39.3	81.1	79.3
Restructuring and other	15.0	3.5	25.6	14.4
Total expenses	861.9	910.4	1,756.4	1,826.0
Operating income	39.1	30.4	77.2	120.1
Interest expense
Interest expense	(38.8)	(34.8)	(74.2)	(73.8)
Interest on dissenting shareholders' liability	(16.7)	(13.9)	(32.6)	(27.2)
Total interest expense	(55.5)	(48.7)	(106.8)	(101.0)
Shareholder litigation settlements	(114.1)	—	(114.1)	—
Interest and other income	3.0	2.7	6.1	5.5
Loss on extinguishment of debt	—	(6.4)	—	(18.0)
Gain (loss) on investments	(36.1)	—	(37.0)	201.0
Equity interests loss	(11.7)	(12.7)	(17.8)	(21.0)
Income (loss) before income taxes	(175.3)	(34.7)	(192.4)	186.6
Income tax benefit	26.0	47.6	31.8	0.8
Net income (loss)	(149.3)	12.9	(160.6)	187.4
Less: Net loss attributable to noncontrolling interests	5.2	2.6	8.7	1.9
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(144.1)	$15.5	$(151.9)	$189.3

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.67)	$0.07	$(0.71)	$0.91
Diluted net income (loss) per common share	$(0.67)	$0.07	$(0.71)	$0.87

Weighted average number of common shares outstanding:
Basic	213.6	207.8	212.7	207.3
Diluted	213.6	219.8	212.7	218.7

Dividends declared per common share	$0.09	$—	$0.18	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Net income (loss)	$(149.3)	$12.9	$(160.6)	$187.4
Foreign currency translation adjustments, net of tax	(1.7)	(0.5)	(7.8)	1.6
Net unrealized gain on available-for-sale securities, net of tax	—	3.9	—	3.0
Net unrealized gain (loss) on cash flow hedges, net of tax	9.7	(0.8)	4.5	(0.1)
Comprehensive income (loss)	(141.3)	15.5	(163.9)	191.9
Less: Comprehensive loss attributable to noncontrolling interests	5.2	2.6	8.7	1.9
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(136.1)	$18.1	$(155.2)	$193.8
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.4	0.1	1.9	—	—	2.3	—	2.3
Share-based compensation, net	0.2	9.1	0.2	17.1	—	—	26.2	—	26.2
Issuance of common shares related to acquisitions and other	—	0.1	2.5	55.7	—	—	55.8	—	55.8
Noncontrolling interests	—	—	—	—	—	—	—	2.5	2.5
Dividends declared	—	—	—	—	(38.7)	—	(38.7)	—	(38.7)
Net loss	—	—	—	—	(151.9)	—	(151.9)	(1.3)	(153.2)
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)	—	(3.3)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(15.0)	—	(15.0)	—	(15.0)
Balance at September 30, 2018	82.0	$638.3	132.1	$2,095.0	$332.3	$(15.6)	$3,050.0	$2.2	$3,052.2
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(160.6)	$187.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81.1	79.3
Amortization of films and television programs and program rights	723.2	764.6
Interest on dissenting shareholders' liability	32.6	27.2
Amortization of debt discount and financing costs	6.0	7.5
Non-cash share-based compensation	30.2	47.4
Other non-cash items	12.1	3.9
Shareholder litigation settlements	114.1	—
Loss on extinguishment of debt	—	18.0
Equity interests loss	17.8	21.0
Loss (gain) on investments	37.0	(201.0)
Deferred income taxes (benefit)	(40.9)	16.2
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	172.7	131.6
Investment in films and television programs and program rights, net	(697.1)	(680.7)
Accounts payable and accrued liabilities	(65.3)	(197.7)
Participations and residuals	(24.1)	20.9
Film obligations	(12.4)	25.7
Deferred revenue	43.5	65.3
Net Cash Flows Provided By Operating Activities	269.9	336.6
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	—	393.7
Investment in equity method investees	(16.2)	(29.3)
Business acquisitions, net of cash acquired of $5.5 (see Note 2)	(77.3)	—
Increase in loans receivable	(5.8)	—
Capital expenditures	(21.6)	(21.3)
Net Cash Flows Provided By (Used In) Investing Activities	(120.9)	343.1
Financing Activities:
Debt - borrowings	2,069.5	115.0
Debt - repayments	(2,144.8)	(818.0)
Production loans - borrowings	154.5	169.7
Production loans - repayments	(189.7)	(251.6)
Dividends paid	(38.2)	—
Distributions to noncontrolling interest	(1.5)	(4.6)
Exercise of stock options	1.8	22.4
Tax withholding required on equity awards	(4.0)	(8.5)
Net Cash Flows Used In Financing Activities	(152.4)	(775.6)
Net Change In Cash, Cash Equivalents and Restricted Cash	(3.4)	(95.9)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(2.4)	(2.9)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	378.1	324.7
Cash and Cash Equivalents - End Of Period	$372.3	$225.9

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,”, “Lions Gate”, “we,” “us” or “our”) is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global licensing infrastructure.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as updated by the Current Report on Form 8-K filed with the SEC on October 15, 2018.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. In particular, as a result of the segment reorganization in the first quarter of fiscal 2019 (see Note 15), the Company has presented prior period segment data in a manner that conforms to the current period presentation.
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
Sales or Usage Based Royalties:  The Company currently receives royalties from certain domestic and international distributors and other transactional digital distribution partners based on the sales made by these distributors after recoupment of a minimum guarantee, if applicable. Under prior guidance, the Company recorded these sales or usage based royalties after receiving statements from the licensee and/or film distributor. Under the new guidance, revenues are recorded based on best estimates available of the amounts due to the Company in the period of the customer's sales or usage. Accordingly, the timing of the revenue recognition is accelerated; however, the Company continues to have a consistent number of periods of sales or usage based royalties in each reporting period, and therefore the impact of the new guidance depends on the timing and performance of the titles released in those reporting periods. This change primarily impacts the Motion Picture and Television Production segments.
Renewals of Licenses of Intellectual Property:  Under the prior guidance, when the term of an existing license agreement was extended, without any other changes to the provisions of the license, revenue for the renewal period was recognized when the agreement was renewed or extended. Under the new guidance, revenue associated with renewals or extensions of existing license agreements is recognized as revenue when the licensed content becomes available for the customer to use and benefit from under the renewal or extension. This change impacts the timing of revenue recognition (i.e., revenue is recorded at a later time) as compared with prior revenue recognition guidance. While revenues from renewal do occur, they are not a significant portion of our revenue and thus do not have a material impact on our revenue recognition. This change primarily impacts the Motion Picture and Television Production segments.
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
Restricted Cash: In November 2016, the FASB issued guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance requires entities to show the changes in the total of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance became effective for the Company as of April 1, 2018, and has been applied on a retrospective basis. Upon adoption, in the unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2017, cash provided by operating activities was reduced by $2.8 million, and beginning cash and cash equivalents was increased by $2.8 million to include restricted cash. There was no restricted cash in the unaudited condensed consolidated balance sheets as of September 30, 2018 or March 31, 2018.
Accounting Guidance Not Yet Adopted
Accounting for Leases: In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements; however, the Company currently believes the most significant change will be related to the increases in assets and liabilities for the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for its operating leases.

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

Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the first quarter of the Company's fiscal year beginning April 1, 2019.

Fair Value Measurement - Changes to Disclosure Requirements: In August 2018, the FASB issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance eliminates the requirement that entities disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but requires public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, among other changes. This guidance is effective for the Company's fiscal year beginning April 1, 2020, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

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

The acquisition was accounted for as a purchase, with the results of operations of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on a preliminary purchase price allocation, $92.7 million was allocated to goodwill, $47.0 million was allocated to the fair value of finite-lived intangible assets (including measurement period adjustments recorded, see Note 5) and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 9). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years. The Company incurred approximately $1.3 million of acquisition-related costs that were expensed in restructuring and other expenses during the six months ended September 30, 2018.

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

Good Universe
On October 11, 2017, the Company purchased all of the membership interests in True North Media, LLC ("Good Universe"), a motion picture production and global sales company. The purchase price consisted of $20.4 million in cash paid at closing, and an additional $1.4 million in cash and 119,751 of Class B non-voting common shares to be paid and issued after one-year of the closing date. In addition, the Company assumed $23.6 million of corporate debt and production loans, of which $14.9 million was paid off shortly following the acquisition during the fiscal year ended March 31, 2018. The acquisition was accounted for as a purchase, with the results of operations of Good Universe included in the Company's consolidated results from October 12, 2017. Based on the purchase price allocation, $29.0 million was allocated to goodwill, with the remainder primarily allocated to the fair values of investment in film and television programs, cash and cash equivalents, and other liabilities. The goodwill recorded as part of this acquisition arises from the executive management personnel and their extensive experience and key relationships in the entertainment industry, and is included in the Motion Picture segment (see Note 5). The goodwill is not amortized for financial reporting purposes, but is deductible for federal tax purposes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	September 30, 2018	March 31, 2018(1)
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$417.4	$410.5
Acquired libraries, net of accumulated amortization	1.6	2.1
Completed and not released	93.3	55.0
In progress	268.4	347.2
In development	23.0	24.6
	803.7	839.4
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	188.8	238.9
In progress	239.2	186.6
In development	9.9	4.8
	437.9	430.3
Media Networks Segment
Released program rights, net of accumulated amortization	530.7	616.9
In progress	114.2	45.6
In development	52.8	30.0
	697.7	692.5

Intersegment eliminations	(42.2)	(17.0)

Investment in films and television programs and program rights, net	1,897.1	1,945.2
Less current portion of program rights	(234.2)	(253.2)
Non-current portion	$1,662.9	$1,692.0
__________________

(1)
As a result of the segment reorganization in the first quarter of fiscal 2019 (see Note 15), the Company has presented prior period segment data in a manner that conforms to the current period presentation.

During the three and six months ended September 30, 2018 and 2017, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and six months ended September 30, 2018, the Company recorded $2.5 million and $7.0 million, respectively, of fair value film write-downs (2017 - $2.3 million and $2.6 million, respectively).

4. Investments
The carrying amounts of investments, by category, at September 30, 2018 and March 31, 2018 were as follows:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Equity method investments	$124.7	$127.0
Available-for-sale securities	4.6	7.3
Cost method investments	0.5	30.6
	$129.8	$164.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The carrying amounts of equity method investments at September 30, 2018 and March 31, 2018 were as follows:

	September 30, 2018
Equity Method Investee	Ownership Percentage	September 30, 2018	March 31, 2018
		(Amounts in millions)
Pop	50.0%	$95.3	$91.3
Other	Various	29.4	35.7
		$124.7	$127.0

Equity interests in equity method investments for the three and six months ended September 30, 2018 and 2017 were as follows (income (loss)):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Equity Method Investee	2018	2017	2018	2017
	(Amounts in millions)
EPIX(1)	$—	$—	$—	$4.0
Pop	(0.3)	0.5	(1.1)	(2.5)
Other	(11.4)	(13.2)	(16.7)	(22.5)
	$(11.7)	$(12.7)	$(17.8)	$(21.0)
______________

(1)
In May 2017, the Company sold all of its 31.15% equity interest in EPIX. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected in the gain (loss) on investments line item in the unaudited condensed consolidated statement of operations for the six months ended September 30, 2017. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.

Pop. Pop is the Company's joint venture with CBS. The Company’s investment interest in Pop consists of an equity investment in its common stock units and mandatorily redeemable preferred stock units. The mandatorily redeemable preferred stock units carry a dividend rate of 10% compounded annually and are mandatorily redeemable at the stated value plus the dividend return and any additional capital contributions less previous distributions. The mandatorily redeemable preferred stock units were initially recorded based on their estimated fair value, as determined using an option pricing model. The mandatorily redeemable preferred stock units and the 10% dividend are being accreted up to their redemption amount over the ten-year period to the redemption date, which is recorded as income within equity interest loss. During the three and six months ended September 30, 2018, the Company made contributions to Pop of $5.0 million and $5.0 million, respectively.
Pop Financial Information:
The following table presents summarized balance sheet data as of September 30, 2018 and March 31, 2018 for Pop:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$73.5	$48.2
Non-current assets	$190.6	$191.6
Current liabilities	$46.5	$37.2
Non-current liabilities(1)	$716.5	$654.9
Redeemable preferred stock(1)	$692.7	$638.4
_________________________

(1)	Non-current liabilities includes mandatorily redeemable preferred stock units.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the three and six months ended September 30, 2018, and 2017 for Pop and a reconciliation of the net loss reported by Pop to equity interest income (loss) recorded by the Company:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$25.9	$28.3	$51.5	$53.0
Expenses:
Cost of services	12.4	13.8	25.5	30.8
Selling, marketing, and general and administration	11.5	11.1	23.4	23.2
Depreciation and amortization	2.0	2.0	4.0	4.0
Operating income (loss)	—	1.4	(1.4)	(5.0)
Interest expense, net	0.5	0.4	0.9	0.5
Accretion of redeemable preferred stock units(1)	22.6	19.3	44.4	37.9
Total interest expense, net	23.1	19.7	45.3	38.4
Net loss	$(23.1)	$(18.3)	$(46.7)	$(43.4)
Reconciliation of net loss reported by Pop to equity interest income (loss):
Net loss reported by Pop	$(23.1)	$(18.3)	$(46.7)	$(43.4)
Ownership interest in Pop	50%	50%	50%	50%
The Company's share of net loss	(11.6)	(9.2)	(23.4)	(21.7)
Accretion of dividend and interest income on redeemable preferred stock units(1)	11.3	9.7	22.2	19.0
Elimination of the Company's share of profits on licensing sales to Pop	(0.1)	(0.1)	(0.2)	(0.2)
Realization of the Company’s share of profits on licensing sales to Pop	0.1	0.1	0.3	0.4
Total equity interest income (loss) recorded	$(0.3)	$0.5	$(1.1)	$(2.5)
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
Summarized Financial Information. Summarized financial information for the Company's "other equity method investees", on an aggregate basis, is set forth below:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$181.4	$232.7
Non-current assets	$59.5	$130.0
Current liabilities	$149.9	$201.5
Non-current liabilities	$10.2	$45.0

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Revenues	$30.7	$49.3	$53.4	$88.1
Gross profit	$15.3	$9.3	$19.6	$18.0
Net loss	$(34.9)	$(32.5)	$(55.3)	$(62.4)

Available-for-Sale Securities:

Next Games. At September 30, 2018 and March 31, 2018, the Company's available-for-sale securities consisted of the Company's minority ownership interest in Next Games. Next Games is a mobile games development company headquartered in Helsinki, Finland, with a focus on crafting visually impressive, highly engaging games. Next Games is traded on the Nasdaq First North Finland marketplace maintained by Nasdaq Helsinki Ltd, and the Company classifies its investment in Next Games within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8).
As a result of the adoption of new accounting guidance for Recognition and Measurement of Financial Instruments (see Note 1), effective April 1, 2018 changes in the fair value of the Company's available-for-sale investments with a readily determinable fair market value are recognized in net income. Accordingly, during the three and six months ended September 30, 2018, the Company recognized $1.9 million and $2.8 million, respectively in unrealized losses on available-for-sale securities held as of September 30, 2018 which are reflected in the gain (loss) on investments line item on the unaudited condensed consolidated statement of operations.

Cost Method Investments:
At March 31, 2018, the Company's cost method investments primarily consisted of its minority economic interest in Telltale Games ("Telltale"). Telltale is a creator, developer and publisher of interactive software episodic games based upon popular stories and characters across all major gaming and entertainment platforms.

During the three and six months ended September 30, 2018, the Company recognized $34.2 million of other-than-temporary impairments on its cost method investments and notes receivable (previously included in other assets, see Note 18) related to Telltale, which were written down to their estimated fair value of zero. The impairment charges are included in the gain (loss) on investments line item in the unaudited condensed consolidated statements of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments, as previously described in the respective sections above:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Impairments of long-term investments and other assets	$(34.2)	$—	$(34.2)	$—
Unrealized losses on available-for-sale securities held as of September 30, 2018	(1.9)	—	(2.8)	—
Gain on sale of EPIX	—	—	—	201.0
	$(36.1)	$—	$(37.0)	$201.0

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2018	$393.7	$309.2	$2,037.9	$2,740.8
Business acquisitions(1)	—	92.0	—	92.0
Measurement period adjustments(1)	—	0.7	—	0.7
Balance as of September 30, 2018	$393.7	$401.9	$2,037.9	$2,833.5
______________________

(1)
Represents the goodwill and measurement period adjustments resulting from the acquisition of 3 Arts Entertainment (see Note 2). Measurement period adjustments represented a decrease to the fair value of finite-lived intangible assets and a corresponding increase to goodwill.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A(1)	750.0	750.0
Term Loan B(1)	1,243.8	1,250.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	2,513.8	2,520.0
Convertible senior subordinated notes(2)	—	60.0
Capital lease obligations	47.0	50.5
Total debt	2,560.8	2,630.5
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(67.5)	(73.1)
Total debt, net	2,493.3	2,557.4
Less current portion	(35.3)	(79.1)
Non-current portion of debt	$2,458.0	$2,478.3
_____________________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of September 30, 2018. the Company has entered into three interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.5 billion notional amount (see Note 17 for further information).

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
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at September 30, 2018 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2018. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest:

•
Revolving Credit Facility & Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 4.01% as of September 30, 2018).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described above, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.51% as of September 30, 2018).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. At September 30, 2018, the capacity to pay dividends under the Senior Credit Facilities significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $160.6 million and retained earnings of $332.3 million were deemed free of restrictions at September 30, 2018.
In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2018, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. At September 30, 2018, the capacity to pay dividends under the 5.875% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $160.6 million and retained earnings of $332.3 million were deemed free of restrictions at September 30, 2018. As of September 30, 2018, the Company was in compliance with all applicable covenants.
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

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the three and six months September 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Interest expense
Cash interest	$35.8	$31.8	$68.2	$66.3
Amortization of debt discount and financing costs	3.0	3.0	6.0	7.5
	38.8	34.8	74.2	73.8
Interest on dissenting shareholders' liability (see Note 16)	16.7	13.9	32.6	27.2
Total interest expense	$55.5	$48.7	$106.8	$101.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Obligations and Production Loans

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Film obligations	$150.7	$146.7
Production loans	318.1	352.9
Total film obligations and production loans	468.8	499.6
Unamortized debt issuance costs	(0.5)	(0.4)
Total film obligations and production loans, net	468.3	499.2
Less current portion	(318.7)	(327.9)
Total non-current film obligations and production loans	$149.6	$171.3
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.43% to 5.30%.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2018 and March 31, 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018			March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale securities (see Note 4)	$4.6	$—	$4.6	$7.3	$—	$7.3
Forward exchange contracts (see Note 17)	—	0.8	0.8	—	0.3	0.3
Interest rate swaps (see Note 17)	—	5.4	5.4	—	—	—

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.5)	(0.5)	—	(0.6)	(0.6)
	$4.6	$5.7	$10.3	$7.3	$(0.3)	$7.0

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units(1)	$95.3	$125.0	$91.3	$125.0

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(2):
Term Loan A	731.6	747.2	729.7	750.9
Term Loan B	1,224.3	1,253.1	1,229.3	1,251.6
5.875% Senior Notes	501.6	534.3	500.4	539.5
April 2013 1.25% Notes	—	—	60.0	60.3
Production loans	317.6	318.1	352.6	352.9
	$2,775.1	$2,852.7	$2,872.0	$2,955.2
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

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, capital lease obligations and dissenting shareholders' liability. The carrying values of these financial instruments approximated the fair values at September 30, 2018 and March 31, 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Beginning balance	$101.8	$93.8
Initial fair value of redeemable noncontrolling interest of 3 Arts Entertainment	15.8	—
Net income (loss) attributable to redeemable noncontrolling interests	(7.4)	—
Noncontrolling interests discount accretion	9.4	2.9
Adjustments to redemption value	15.0	5.1
Cash distributions	(1.5)	(4.6)
Ending balance	$133.1	$97.2

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

10. Revenue

General. The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services and, to a lesser extent, direct-to-consumer content streaming services.

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
Revenues by Market or Product Line. The following describes the revenues generated by market or product line. Theatrical revenues are included in the Motion Picture segment; home entertainment, television, international and other revenues are applicable to both the Motion Picture and Television Production segments; Media Networks programming revenues are included in the Media Networks segment.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

◦
Digital Media. Digital media includes digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through ("EST"), and digital rental) and licenses of content to digital platforms for a fixed fee.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top (“OTT”) (collectively, “Distributors”) and on a direct-to-consumer basis. Media Networks revenues also include international revenues from the OTT distribution of the Company's STARZ branded premium subscription video services.

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
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2018 and 2017. As a result of the segment reorganization described in Note 15, the Company has presented prior period segment data in a manner that conforms to the current period presentation. The prior year information in the below table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$69.1	$57.9	$119.5	$108.7
Home Entertainment
Digital Media	85.1	90.4	171.3	192.0
Packaged Media	64.5	75.3	141.0	207.7
Total Home Entertainment	149.6	165.7	312.3	399.7
Television	70.9	74.2	132.8	131.8
International	82.2	79.9	149.6	202.3
Other	7.2	8.0	30.1	15.5
Total Motion Picture revenues	$379.0	$385.7	744.3	858.0
Television Production
Television	$85.1	$143.3	302.9	330.7
International	21.8	36.8	58.8	68.1
Home Entertainment
Digital Media	27.0	25.1	43.3	66.7
Packaged Media	1.6	4.8	3.4	5.8
Total Home Entertainment	28.6	29.9	46.7	72.5
Other	16.6	1.2	23.1	1.1
Total Television Production revenues	$152.1	$211.2	431.5	472.4
Media Networks
Starz Networks - programming revenues	$373.7	$358.6	724.9	701.8
Streaming Services - programming revenues	3.6	1.1	7.3	2.5
Total Media Networks revenues	$377.3	$359.7	732.2	704.3
Intersegment eliminations	(7.4)	(15.8)	(74.4)	(88.6)
Total revenues	$901.0	$940.8	$1,833.6	$1,946.1
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2018 are as follows:

	Rest of Year Ending March 31, 2019	Year Ended March 31,
		2020	2021	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$950.7	$717.0	$241.7	$333.0	$2,242.4
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $33.7 million and $122.2 million, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2018, respectively, from performance obligations satisfied prior to March 31, 2018. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Payment Terms, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At September 30, 2018 and April 1, 2018, accounts receivable, contract assets and deferred revenue are as follows:

	September 30, 2018	April 1, 2018	Addition (Reduction)
	(Amounts in millions)
Accounts receivable, net - current	$1,059.0	$1,042.2	$16.8
Accounts receivable, net - non-current(1)	266.4	257.7	8.7
Contract asset - current(2)	19.9	78.3	(58.4)
Contract asset - non-current(3)	12.1	71.5	(59.4)
Deferred revenue - current	238.0	183.8	54.2
Deferred revenue - non-current	59.3	70.5	(11.2)
__________________

(1)	Included in accounts receivable within non-current other assets in the unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other within other current assets in the unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other within non-current other assets in the unaudited condensed consolidated balance sheets.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $33.0 million and $105.2 million were recognized during the three and six months ended September 30, 2018, respectively, related to the balance of deferred revenue at April 1, 2018.

Payment terms vary by location and type of customer and the nature of the licensing arrangement, however, other than certain multi-year license arrangements, generally payment is due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period. When we expect the period between fulfillment of our performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, we expect the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

In other cases, customer payments are made in advance of when the Company fulfills its performance obligation and recognizes revenue. This primarily occurs under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements do not contain significant financing components because the reason for the payment structure is not for the provision of financing to the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, but rather to mitigate the Company's risk of customer non-performance and incentivize the customer to exploit the Company's content.
Summarized Balance Sheet and Income Statement Comparison of New and Prior Revenue Recognition Guidance

The following table presents the line items impacted by the adoption of the new revenue recognition guidance (described in Note 1) on the unaudited condensed consolidated balance sheet and statement of operations:

	September 30, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Balance Sheet Information:	(Amounts in millions)
Assets
Accounts receivable, net - current	$1,059.0	$(129.2)	$929.8
Other assets - current	191.0	(19.8)	171.2
Other assets - non-current	439.6	(3.9)	435.7
Investment in films and television programs and program rights, net	1,662.9	35.2	1,698.1

Liabilities
Accounts payable and accrued liabilities	585.9	(76.3)	509.6
Participations and residuals - current	494.3	(26.4)	467.9
Deferred revenue - current	238.0	(1.5)	236.5
Deferred revenue - non-current	59.3	2.3	61.6
Deferred tax liabilities	58.8	(3.1)	55.7

Equity
Retained earnings	332.3	(12.7)	319.6

	Three Months Ended September 30, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$901.0	$16.1	$917.1
Direct operating	463.2	5.6	468.8
Operating income	39.1	10.5	49.6
Interest and other income	3.0	(0.2)	2.8
Loss before income taxes	(175.3)	10.3	(165.0)
Income tax benefit	26.0	(2.6)	23.4
Net loss	(149.3)	7.7	(141.6)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$1,833.6	$13.2	$1,846.8
Direct operating	993.2	4.7	997.9
Operating income	77.2	8.5	85.7
Interest and other income	6.1	(0.3)	5.8
Loss before income taxes	(192.4)	8.2	(184.2)
Income tax benefit	31.8	(2.2)	29.6
Net loss	(160.6)	6.0	(154.6)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(144.1)	$15.5	$(151.9)	$189.3
Denominator:
Weighted average common shares outstanding	213.6	207.8	212.7	207.3
Basic net income (loss) per common share	$(0.67)	$0.07	$(0.71)	$0.91

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2018 and 2017 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(144.1)	$15.5	$(151.9)	$189.3
Add:
Interest on convertible notes, net of tax	—	0.1	—	0.2
Numerator for diluted net income (loss) per common share	$(144.1)	$15.6	$(151.9)	$189.5

Denominator:
Weighted average common shares outstanding	213.6	207.8	212.7	207.3
Effect of dilutive securities:
Conversion of notes	—	2.1	—	2.1
Share purchase options	—	7.4	—	6.9
Restricted share units and restricted stock	—	0.8	—	0.7
Contingently issuable shares	—	1.7	—	1.7
Adjusted weighted average common shares outstanding	213.6	219.8	212.7	218.7
Diluted net income (loss) per common share	$(0.67)	$0.07	$(0.71)	$0.87

For the three and six months ended September 30, 2018 and 2017, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	—	0.2	—
Share purchase options	5.0	10.3	5.1	13.6
Restricted share units	0.3	0.1	0.3	0.1
Other issuable shares	3.0	1.1	2.6	1.3
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	8.3	11.5	8.2	15.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2018 and March 31, 2018. The table below outlines common shares reserved for future issuance:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	33.8	32.1
Restricted stock and restricted share units — unvested	2.3	2.2
Common shares available for future issuance under the 2017 Plan (as defined below)	8.1	10.3
Shares issuable upon conversion of April 2013 1.25% Notes	—	2.1
Shares reserved for future issuance	44.2	46.7

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2018, and 2017:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Compensation Expense:
Stock options	$6.7	$11.7	$13.5	$24.0
Restricted share units and other share-based compensation	7.2	9.9	13.9	20.2
Share appreciation rights	1.2	2.0	2.8	3.2
	15.1	23.6	30.2	47.4
Tax impact(1)	(3.4)	(8.3)	(6.9)	(16.8)
Reduction in net income	$11.7	$15.3	$23.3	$30.6
___________________

(1)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.3	$0.2	$0.5	$0.5
Distribution and marketing	0.1	0.2	0.1	0.4
General and administration	14.7	23.2	29.6	46.5
	$15.1	$23.6	$30.2	$47.4

The following table sets forth the stock option, equity-settled SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2018:

	Stock Options and Equity-Settled SARs				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2018	8,636,437	$26.93	23,463,115	$20.56	230,561	$28.49	2,001,049	$27.97
Granted	130,832	$25.96	2,508,991	$23.91	15,939	$23.19	594,476	$23.15
Options exercised or restricted stock or RSUs vested	(18,719)	$21.85	(262,981)	$15.18	(121,651)	$29.89	(291,750)	$28.17
Forfeited or expired	(229,138)	$35.25	(448,511)	$30.83	(11,823)	$25.69	(77,763)	$27.35
Outstanding at September 30, 2018	8,519,412	$26.70	25,260,614	$20.78	113,026	$26.53	2,226,012	$26.68

(c) Dividends

On September 14, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.09 per each of the Company’s Class A voting shares and the Company’s Class B non-voting shares, payable November 8, 2018, to shareholders of record as of September 30, 2018. As of September 30, 2018, the Company had $19.4 million of cash dividends payable included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

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
For the quarters ended September 30, 2018 and 2017, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2019 and 2018, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. In addition, the Company's income tax benefit was impacted by certain minimum taxes imposed by the Tax Act and the nondeductible portion of the Company's shareholder litigation settlements.
The Company's income tax benefit can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three and six months ended September 30, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Restructuring and other:
Severance(1)	$2.9	$—	$3.7	$1.0
Transaction and related costs(2)	12.1	3.5	21.9	13.4
	$15.0	$3.5	$25.6	$14.4
_______________________

(1)
Severance costs in the three and six months ended September 30, 2018 and the six months ended September 30, 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives. As of September 30, 2018, the remaining severance liability was approximately $7.0 million, which is expected to be paid in the next 12 months.

(2)
Transaction and related costs in the three and six months ended September 30, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters. In the three and six months ended September 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In the three and six months ended September 30, 2017, these costs were primarily related to the sale of EPIX (see Note 4), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Severance liability
Beginning balance	$14.7	$22.2
Accruals	3.7	1.0
Severance payments	(11.4)	(12.1)
Ending balance	$7.0	$11.1

15. Segment Information
The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker.

The Company has three reportable business segments: (1) Motion Picture, (2) Television Production and (3) Media Networks.

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
Motion Picture. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
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
In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions include licensing motion pictures or television programming (including Starz original productions) from the Motion Picture and Television Production segments to the Media Networks segment. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses, assets, or liabilities recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Segment revenues
Motion Picture	$379.0	$385.7	$744.3	$858.0
Television Production	152.1	211.2	431.5	472.4
Media Networks	377.3	359.7	732.2	704.3
Intersegment eliminations	(7.4)	(15.8)	(74.4)	(88.6)
	$901.0	$940.8	$1,833.6	$1,946.1
Intersegment revenues
Motion Picture	$2.2	$2.5	$4.3	$5.9
Television Production	5.2	13.3	70.0	82.4
Media Networks	—	—	0.1	0.3
	$7.4	$15.8	$74.4	$88.6
Gross contribution
Motion Picture	$38.9	$35.2	$117.7	$149.1
Television Production	20.4	28.9	46.1	80.9
Media Networks	147.4	127.8	261.6	242.3
Intersegment eliminations	9.1	3.4	(2.3)	(8.4)
	$215.8	$195.3	$423.1	$463.9
Segment general and administration
Motion Picture	$26.0	$26.3	$52.8	$53.2
Television Production	11.0	10.6	21.5	19.7
Media Networks	24.7	24.5	50.3	50.2
	$61.7	$61.4	$124.6	$123.1
Segment profit
Motion Picture	$12.9	$8.9	$64.9	$95.9
Television Production	9.4	18.3	24.6	61.2
Media Networks	122.7	103.3	211.3	192.1
Intersegment eliminations	9.1	3.4	(2.3)	(8.4)
	$154.1	$133.9	$298.5	$340.8

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Company’s total segment profit	$154.1	$133.9	$298.5	$340.8
Corporate general and administrative expenses	(25.3)	(25.3)	(52.8)	(50.7)
Adjusted depreciation and amortization(1)	(10.0)	(9.3)	(20.3)	(19.4)
Restructuring and other(2)	(15.0)	(3.5)	(25.6)	(14.4)
Adjusted share-based compensation expense(3)	(15.1)	(23.6)	(30.2)	(47.4)
Purchase accounting and related adjustments(4)	(49.6)	(41.8)	(92.4)	(88.8)
Operating income	39.1	30.4	77.2	120.1
Interest expense	(55.5)	(48.7)	(106.8)	(101.0)
Shareholder litigation settlements(5)	(114.1)	—	(114.1)	—
Interest and other income	3.0	2.7	6.1	5.5
Loss on extinguishment of debt	—	(6.4)	—	(18.0)
Gain (loss) on investments	(36.1)	—	(37.0)	201.0
Equity interests loss	(11.7)	(12.7)	(17.8)	(21.0)
Income (loss) before income taxes	$(175.3)	$(34.7)	$(192.4)	$186.6
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Depreciation and amortization	$40.8	$39.3	$81.1	$79.3
Less: Amount included in purchase accounting and related adjustments	(30.8)	(30.0)	(60.8)	(59.9)
Adjusted depreciation and amortization	$10.0	$9.3	$20.3	$19.4

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)
Represents share-based compensation expense excluding, when applicable, amounts attributable to immediately vested stock bonus awards (which are, when granted, included in segment and corporate general and administrative expense) and amounts related to severance awards included in restructuring and other. There were no such amounts in the three and six months ended September 30, 2018 and 2017, and accordingly, adjusted share-based compensation expense represents total share-based compensation expense in the three and six months ended September 30, 2018 and 2017.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$5.6	$10.2	$13.6	$26.0
General and administrative expense	13.2	1.6	18.0	2.9
Depreciation and amortization	30.8	30.0	60.8	59.9
	$49.6	$41.8	$92.4	$88.8

(5)
Shareholder litigation settlements of $114.1 million in the three and six months ended September 30, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, which the Company has included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet, net of aggregate insurance reimbursement of $37.8 million, which amount the Company has recorded a receivable included in the "other current assets" line item in the unaudited condensed consolidated balance sheet as of September 30, 2018) and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $961 million exceeds the previously accrued $901.9 million dissenting shareholders' liability, before considering the settlement (i.e., dissenting shareholders' liability plus accrued interest through September 30, 2018). See Note 16.

See Note 10 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2018 and 2017.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$61.7	$61.4	$124.6	$123.1
Corporate general and administrative expenses	25.3	25.3	52.8	50.7
Share-based compensation expense included in general and administrative expense	14.8	23.2	29.7	46.5
Purchase accounting and related adjustments	13.2	1.6	18.0	3.0
	$115.0	$111.5	$225.1	$223.3

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Assets
Motion Picture	$1,826.4	$1,757.4
Television Production	1,500.8	1,400.5
Media Networks	5,085.6	5,166.5
Other unallocated assets(1)	636.6	643.2
	$9,049.4	$8,967.6
_____________________

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

16. Contingencies

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. In addition, the matters discussed below under the captions Fiduciary Litigation and Appraisal have arisen in connection with the Starz merger.

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

Fiduciary Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Fiduciary Litigation"). These actions have been consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. The defendants filed answers to the verified consolidated class action complaint on January 24, 2017. On May 16, 2018, the plaintiffs filed a verified amended consolidated class action complaint.  The amended complaint names as defendants former members of the board of directors of Starz Susan Lyne, Andrew Heller, Greg Maffei, Christopher Albrecht, Daniel E. Sanchez, and Charles Y. Tanabe.  The amended complaint also names as defendants Dr. Malone and Lions Gate.  The amended complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone was a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that Lions Gate aided and abetted such breaches of fiduciary duty. On June 18, 2018, the defendants (except Mr. Heller and Ms. Lyne) filed answers to the amended complaint. On July 3, 2018, Mr. Heller and Ms. Lyne filed a motion seeking summary judgment on the claims against them.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As disclosed in the Company's Current Report on Form 8-K filed on August 24, 2018, on August 22, 2018, the parties to the Fiduciary Litigation reached an agreement in principle providing for the settlement of the Fiduciary Litigation on the terms and conditions set forth in an executed term sheet. On October 9, 2018, the parties to the Litigation executed a stipulation of settlement, which was filed with the court (the "Stipulation"). The Stipulation provides for, among other things, the final dismissal of the Fiduciary Litigation in exchange for a settlement payment made in the amount of $92.5 million, which the Company has included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2018. The Company has also reached agreements with certain insurance carriers for aggregate insurance reimbursement of $37.8 million, which amount the Company has recorded as a receivable included in the "other current assets" line item in the unaudited condensed consolidated balance sheet as of September 30, 2018, and the Company is continuing to seek additional insurance reimbursement, including pursuant to a lawsuit submitted by the Company on November 7, 2018 against certain insurers. Accordingly, the Company has recorded the net expense of $54.8 million in the "shareholder litigation settlements" line item in the unaudited condensed consolidated statement of operations related to these items. The settlement of the Fiduciary Litigation is subject to the final approval of the Court of Chancery of the State of Delaware. In addition, the settlement of the Fiduciary Litigation is not contingent or dependent in any way on, and does not release or resolve claims for, the separate statutory appraisal action brought by petitioners in the Appraisal Litigation, described below. On November 5, 2018, an insurer that entered into an agreement to contribute $10 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. The Company believes the lawsuit to be without merit and intends to vigorously defend it.

Appraisal

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal (representing approximately 22.5 million shares of Starz Series A common stock) were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Appraisal Litigation"). These actions have been consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. On November 8, 2018, the parties to the Appraisal Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the Appraisal Litigation in exchange for a settlement payment made by the Company of approximately $961 million. The dissenting shareholders' liability at September 30, 2018 for the Appraisal Litigation, before considering the settlement, would have amounted to $901.9 million, representing the June 30, 2018 accrued liability of $885.2 million (including $87.9 million of previously accrued interest) plus approximately $16.7 million of interest for the quarter ended September 30, 2018. Accordingly, the Company has recorded a shareholder litigation charge of $59.3 million, representing the amount by which the settlement amount exceeds the previously accrued liability, and which is included in the "shareholder litigation settlements" line item in the unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2018. The settlement of the Appraisal Litigation is subject to the final approval of the Court of Chancery of the State of Delaware.

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
As of September 30, 2018, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 17 months from September 30, 2018):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.1	in exchange for	$7.1	£0.72
Canadian Dollar	C$25.8	in exchange for	$20.4	C$1.27
Australian Dollar	A$5.1	in exchange for	$3.9	A$1.29

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

As of September 30, 2018 and March 31, 2018, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.5 billion and nil, respectively.

The major terms of the Company's interest rate swap agreements as of September 30, 2018 are as follows (all related to the Company's LIBOR-based debt, see Note 6):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025

The following table presents the effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.4	$(0.8)	$0.4	$(0.1)
Gain reclassified from accumulated other comprehensive income (loss) into direct operating expense	$0.1	$—	$0.2	$—

Interest rate swap agreements
Gain recognized in accumulated other comprehensive income (loss)	$12.2	$—	$5.4	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(2.9)	—	(3.9)	—

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$—	$0.2	$(0.7)	$0.2

Total direct operating expense on consolidated statements of operations	$463.2	$521.6	$993.2	$1,076.4
Total interest expense on consolidated statements of operations(1)	$38.8	$34.8	$74.2	$73.8
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.
The Company classifies its forward foreign exchange contracts and interest rate contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). As of September 30, 2018 and March 31, 2018, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.8	$—	$0.5	$—
Interest rate swap agreements	—	5.4	—	—
Fair value of derivatives	$0.8	$5.4	$0.5	$—

	March 31, 2018
	Other Current Assets		Accounts Payable and Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.3		$0.6
Fair value of derivatives	$0.3	(1)	$0.6	(1)
_____________

(1)	Includes an immaterial amount of forward foreign exchange contracts not designated as hedging instruments as of March 31, 2018.

As of September 30, 2018, based on the current release schedule, the Company estimates approximately $0.8 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending September 30, 2019.
As of September 30, 2018, the Company estimates approximately $4.2 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$64.0	$34.1
Product inventory	20.8	20.3
Tax credits receivable	106.2	141.4
	$191.0	$195.8
Other non-current assets
Prepaid expenses and other	$52.1	$23.8
Accounts receivable	266.4	325.2
Tax credits receivable	121.1	109.6
	$439.6	$458.6

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of September 30, 2018 or March 31, 2018.

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing and financing activities is presented below:

	Six Months Ended September 30,
	2018	2017
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions (see Note 2)	$83.7	$—

Non-cash financing activities:
Accrued dividends	$19.4	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,”, “Lions Gate”, “we,” “us” or “our”) is a global content platform whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, gaming, virtual reality and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global licensing infrastructure.
We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).

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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2018 and 2017.
Motion Picture
Our Motion Picture segment includes revenues derived from the following:

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

Media Networks
Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top ("OTT") (collectively, “Distributors”), and on a direct-to-consumer basis. Starz Networks' revenues also include international revenues from the OTT distribution of the Company's STARZ branded premium subscription video services.

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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. For example, accounting for films and television programs requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 24, 2018, as updated by the Current Report on Form 8-K filed with the SEC on October 15, 2018.
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
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and, to a lesser extent, direct-to-consumer content streaming services.
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer).
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.0 million and $2.1 million on our total revenue in the three and six months ended September 30, 2018, respectively (2017 - $1.2 million and $3.1 million, respectively).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended September 30, 2018 and 2017, we calculate the income tax benefit (provision) using the cut-off method.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2018 and 2017. As previously described in the Overview section, as of April 1, 2018 the Television Production segment now includes the licensing of Starz original series productions to Starz Networks and the ancillary market distribution of Starz original productions and licensed product (previously included in the Media Networks segment). As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$379.0	$385.7	$(6.7)	(1.7)%
Television Production	152.1	211.2	(59.1)	(28.0)%
Media Networks	377.3	359.7	17.6	4.9%
Intersegment eliminations	(7.4)	(15.8)	8.4	(53.2)%
Total revenues	901.0	940.8	(39.8)	(4.2)%
Expenses:
Direct operating	463.2	521.6	(58.4)	(11.2)%
Distribution and marketing	227.9	234.5	(6.6)	(2.8)%
General and administration	115.0	111.5	3.5	3.1%
Depreciation and amortization	40.8	39.3	1.5	3.8%
Restructuring and other	15.0	3.5	11.5	328.6%
Total expenses	861.9	910.4	(48.5)	(5.3)%
Operating income	39.1	30.4	8.7	28.6%
Interest expense	(55.5)	(48.7)	(6.8)	14.0%
Shareholder litigation settlements	(114.1)	—	(114.1)	n/a
Interest and other income	3.0	2.7	0.3	11.1%
Loss on extinguishment of debt	—	(6.4)	6.4	(100.0)%
Loss on investments	(36.1)	—	(36.1)	n/a
Equity interests loss	(11.7)	(12.7)	1.0	(7.9)%
Loss before income taxes	(175.3)	(34.7)	(140.6)	405.2%
Income tax benefit	26.0	47.6	(21.6)	(45.4)%
Net income (loss)	(149.3)	12.9	(162.2)	nm
Less: Net loss attributable to noncontrolling interest	5.2	2.6	2.6	100.0%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(144.1)	$15.5	$(159.6)	nm

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in the three months ended September 30, 2018, due to a decrease in Television Production revenues, and a slight decrease in Motion Picture revenues, partially offset by increased Media Networks revenues. The decrease in Television Production revenue was primarily due to lower domestic television revenue, and to a lesser extent, lower international revenue, offset partially by increased other revenue. The decrease in Motion Picture revenue was primarily due to lower home entertainment revenue, partially offset by increased theatrical revenue. The increase in Media Networks revenue was primarily driven by OTT revenue growth. See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$199.4	52.6%	$202.0	52.4%	$(2.6)	(1.3)%
Television Production	120.9	79.5	171.6	81.3	(50.7)	(29.5)%
Media Networks	153.6	40.7	156.8	43.6	(3.2)	(2.0)%
Other	5.8	nm	10.4	nm	(4.6)	(44.2)%
Intersegment eliminations	(16.5)	nm	(19.2)	nm	2.7	(14.1)%
	$463.2	51.4%	$521.6	55.4%	$(58.4)	(11.2)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended September 30, 2018, primarily due to decreased Television Production revenue, and to a lesser extent, lower Motion Picture revenue and lower Media Networks direct operating expenses. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$140.7	$148.5	$(7.8)	(5.3)%
Television Production	10.8	10.7	0.1	0.9%
Media Networks	76.3	75.1	1.2	1.6%
Other	0.1	0.2	(0.1)	(50.0)%
	$227.9	$234.5	$(6.6)	(2.8)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$97.5	$96.4	$1.1	1.1%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses decreased in the three months ended September 30, 2018, due to decreased Motion Picture international and home entertainment distribution and marketing expense, offset by a slight increase in Media Networks distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$26.0		$26.3		$(0.3)	(1.1)%
Television Production	11.0		10.6		0.4	3.8%
Media Networks	24.7		24.5		0.2	0.8%
Corporate	25.3		25.3		—	—%
	87.0	9.7%	86.7	9.2%	0.3	0.3%
Share-based compensation expense	14.8		23.2		(8.4)	(36.2)%
Purchase accounting and related adjustments	13.2		1.6		11.6	nm
Total general and administrative expenses	$115.0	12.8%	$111.5	12.0%	$3.5	3.1%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in the three months ended September 30, 2018, resulting primarily from increased purchase accounting and related adjustments, partially offset by lower share-based compensation expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses were comparable to the three months ended September 30, 2017.
The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards and lower fair values associated with stock option and other equity awards in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$14.7	$23.2
Direct operating expense	0.3	0.2
Distribution and marketing expense	0.1	0.2
Total share-based compensation expense	$15.1	$23.6

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense (see Note 9 to our unaudited condensed consolidated financial statements and Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on May 24, 2018, as updated by the Current Report on Form 8-K filed with the SEC on October 15, 2018, for further information).

Depreciation and Amortization Expense. Depreciation and amortization of $40.8 million in the three months ended September 30, 2018 was comparable to $39.3 million in the three months ended September 30, 2017.
Restructuring and Other. Restructuring and other increased $11.5 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2018 and 2017 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$2.9	$—	$2.9	n/a
Transaction and related costs(2)	12.1	3.5	8.6	245.7%
	$15.0	$3.5	$11.5	328.6%
_______________________

(1)	Severance costs in the three months ended September 30, 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the three months ended September 30, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters. In the three months ended September 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In the three months ended September 30, 2017, these costs were primarily related to the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

Interest Expense. Interest expense of $55.5 million for the three months ended September 30, 2018 increased $6.8 million, from $48.7 million in the three months ended September 30, 2017. The following table sets forth the components of interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$1.0	$0.6
Term loans	21.1	20.6
5.875% Senior Notes	7.6	7.6
Other(1)	6.1	2.8
	35.8	31.8
Amortization of debt discount and financing costs	3.0	3.0
	38.8	34.8

Interest on dissenting shareholders' liability(2)	16.7	13.9
Total interest expense	$55.5	$48.7
_______________________

(1)
In the three months ended September 30, 2018, amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz merger (see Note 16 to our unaudited condensed consolidated financial statements).

Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in the three months ended September 30, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, which the Company has included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet, net of aggregate insurance reimbursement of $37.8 million, which amount the Company has recorded a receivable included in the "other current assets" line item in the unaudited condensed consolidated balance sheet as of September 30, 2018) and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $961 million exceeds the previously accrued $901.9 million dissenting shareholders' liability, before considering the settlement (i.e., dissenting shareholders' liability plus accrued interest through September 30, 2018). There were no comparable charges in the three months ended September 30, 2017. See Note 16 to our unaudited condensed consolidated financial statements.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $6.4 million in the three months ended September 30, 2017, related to the write-off of deferred financing costs associated with the prepayment of $245.0 million in principal amount of the previous Term Loan B issued December 8, 2016. There was no comparable charge in the three months ended September 30, 2018.
Loss on Investments. The following table sets forth the components of the loss on investments for the three months ended September 30, 2018 (no comparable losses in the three months ended September 30, 2017), (see Note 4 to our unaudited condensed consolidated financial statements):

Three Months Ended
September 30,
2018
(Amounts in millions)
Impairments of long-term investments and other assets(1)	$(34.2)
Unrealized losses on available-for-sale securities held as of September 30, 2018(2)	(1.9)
$(36.1)
______________________

(1)
Represents other-than-temporary impairments on our cost method investments and notes receivable (previously included in other assets) related to Telltale, which were written down to their estimated fair value of zero as of September 30, 2018.

(2)	Represents the unrealized losses recorded for the change in fair value of our available-for-sale securities investment in Next Games.
Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the three months ended September 30, 2018 and 2017:

	September 30, 2018	Three Months Ended
		September 30,
	Ownership Percentage	2018	2017
		(Amounts in millions)
Pop	50.0%	$(0.3)	$0.5
Other(1)	Various	(11.4)	(13.2)
		$(11.7)	$(12.7)
 ______________________

(1)
Other primarily consists of equity interest losses from our equity method interests in Laugh Out Loud, Playco, and Atom Tickets in the three months ended September 30, 2018, compared to equity interest losses from our equity method interests in Laugh Out Loud and Playco in the three months ended September 30, 2017.

Income Tax Benefit. We had an income tax benefit of $26.0 million in the three months ended September 30, 2018, compared to an income tax benefit of $47.6 million in the three months ended September 30, 2017. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. In addition, our income tax benefit for the three months ended September 30, 2018 was partially offset by certain minimum taxes imposed by the Tax Act (further discussed below) and the nondeductible portion of our shareholder litigation settlements.

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

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2018 was $144.1 million, or basic and diluted net loss per common share of $0.67 on 213.6 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended September 30, 2017 of $15.5 million, or basic net income per common share of $0.07 on 207.8 million weighted average common shares outstanding and diluted net income per common share of $0.07 on 219.8 million weighted average common shares outstanding.

Segment Results of Operations
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

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$379.0	$385.7	$(6.7)	(1.7)%
Expenses:
Direct operating expense	199.4	202.0	(2.6)	(1.3)%
Distribution & marketing expense	140.7	148.5	(7.8)	(5.3)%
Gross contribution	38.9	35.2	3.7	10.5%
General and administrative expenses	26.0	26.3	(0.3)	(1.1)%
Segment profit	$12.9	$8.9	$4.0	44.9%

U.S. theatrical P&A expense included in distribution and marketing expense	$97.5	$96.4	$1.1	1.1%

Direct operating expense as a percentage of revenue	52.6%	52.4%

Gross contribution as a percentage of revenue	10.3%	9.1%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$54.0	$15.1	$69.1	$57.4	$0.5	$57.9	$11.2
Home Entertainment
Digital Media	30.8	54.3	85.1	54.5	35.9	90.4	(5.3)
Packaged Media	15.6	48.9	64.5	24.2	51.1	75.3	(10.8)
Total Home Entertainment	46.4	103.2	149.6	78.7	87.0	165.7	(16.1)
Television	57.0	13.9	70.9	68.5	5.7	74.2	(3.3)
International	62.5	19.7	82.2	60.3	19.6	79.9	2.3
Other	6.0	1.2	7.2	6.7	1.3	8.0	(0.8)
	$225.9	$153.1	$379.0	$271.6	$114.1	$385.7	$(6.7)
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

Theatrical revenue increased $11.2 million, or 19.3%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, driven by an increase in revenue from titles in our Other Than Feature Film product category in the current quarter.

Home entertainment revenue decreased $16.1 million, or 9.7%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease of $32.3 million of home entertainment revenue from our Feature Films, driven by lower digital media revenue (and to a lesser extent, packaged media revenue) in the current quarter from our smaller Fiscal 2018 Theatrical Slate, as compared to revenue in the prior year's quarter from our Fiscal 2017 Theatrical Slate which included significant revenues from John Wick: Chapter 2. This decrease was partially offset by an increase of $16.2 million of home entertainment revenue from Other Than Feature Film, driven by higher digital media revenue, which included the home entertainment release of Pantelion Films' Overboard in the current quarter.
Television revenue decreased $3.3 million, or 4.4%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease of $11.5 million of television revenue from our Feature Films in the current quarter as a result of our smaller Fiscal 2018 Theatrical Slate, mostly offset by an increase of $8.2 million of television revenue from Other Than Feature Film.
International revenue increased $2.3 million, or 2.9%, in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to higher revenue from our Feature Films.
Direct Operating Expense. The slight decrease in direct operating expenses is due to the decrease in Motion Picture revenues. Direct operating expenses as a percentage of motion picture revenue in the three months ended September 30, 2018 were comparable to the prior year's quarter. Investment in film write-downs were approximately $2.5 million in the three months ended September 30, 2018, as compared to approximately $2.3 million in the three months ended September 30, 2017.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended September 30, 2018 is primarily due to lower international and home entertainment distribution and marketing costs. In the three months ended September 30, 2018, approximately $5.3 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Hunter Killer and Robin Hood. In the three months ended September 30, 2017, approximately $15.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as My Little Pony: The Movie, Jigsaw, Tyler Perry's Boo 2! A Madea Halloween, and Wonder.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2018 increased as compared to the three months ended September 30, 2017, due to slightly lower distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased slightly as compared to the three months ended September 30, 2017.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$152.1	$211.2	$(59.1)	(28.0)%
Expenses:
Direct operating expense	120.9	171.6	(50.7)	(29.5)%
Distribution & marketing expense	10.8	10.7	0.1	0.9%
Gross contribution	20.4	28.9	(8.5)	(29.4)%
General and administrative expenses	11.0	10.6	0.4	3.8%
Segment profit	$9.4	$18.3	$(8.9)	(48.6)%

Direct operating expense as a percentage of revenue	79.5%	81.3%

Gross contribution as a percentage of revenue	13.4%	13.7%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$85.1	$143.3	$(58.2)	(40.6)%
International	21.8	36.8	(15.0)	(40.8)%
Home Entertainment
Digital	27.0	25.1	1.9	7.6%
Packaged Media	1.6	4.8	(3.2)	(66.7)%
Total Home Entertainment	28.6	29.9	(1.3)	(4.3)%
Other	16.6	1.2	15.4	nm
	$152.1	$211.2	$(59.1)	(28.0)%
________________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is television revenue. Television revenue decreased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to fewer television episodes delivered in the current quarter as compared to the prior year's quarter, and decreased domestic license fees from unscripted television programs.
International revenue decreased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to revenue in the prior year's quarter for Greenleaf Season 2, Step Up Season 1, and Nashville Season 5, which compared to revenue in the current quarter for Orange Is the New Black Season 6 and Nashville Season 6.
Other revenue increased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to revenue in the current quarter from the May 29, 2018 acquisition of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2018 decreased $50.7 million, or 29.5%, primarily driven by decreased revenue. Direct operating expenses as a percentage of television production revenue in the three months ended September 30, 2018 were comparable to the three months ended September 30, 2017.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2018 decreased slightly as compared to the three months ended September 30, 2017, primarily due to lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased slightly as compared to the three months ended September 30, 2017. The three months ended September 30, 2018 includes general and administrative expenses of 3 Arts Entertainment, acquired on May 29, 2018.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$377.3	$359.7	$17.6	4.9%
Expenses:
Direct operating expense	153.6	156.8	(3.2)	(2.0)%
Distribution & marketing expense	76.3	75.1	1.2	1.6%
Gross contribution	147.4	127.8	19.6	15.3%
General and administrative expenses	24.7	24.5	0.2	0.8%
Segment profit	$122.7	$103.3	$19.4	18.8%

Direct operating expense as a percentage of revenue	40.7%	43.6%

Gross contribution as a percentage of revenue	39.1%	35.5%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$373.7	$358.6	$15.1	4.2%
Streaming Services	3.6	1.1	2.5	227.3%
	$377.3	$359.7	$17.6	4.9%
Segment Profit:
Starz Networks	$124.9	$116.5	$8.4	7.2%
Streaming Services	(2.2)	(13.2)	11.0	(83.3)%
	$122.7	$103.3	$19.4	18.8%

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	September 30,	September 30,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	25.1	24.5
The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $15.1 million, due to a $15.8 million increase in effective rates primarily as a result of OTT revenue growth, partially offset by a $0.7 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the three months ended September 30, 2018, the original series Power Season 5, America to Me, and Warriors of Liberty City premiered on STARZ as compared to Survivor's Remorse Season 4 and Outlander Season 3 in the prior year's quarter.

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
The decrease in Media Networks direct operating expense is primarily due to lower Streaming Services expenses, partially offset by a slight increase in Starz Networks' expenses. The increase in Starz Networks' direct operating expense is due to higher programming cost amortization related to our launch of STARZ with Amazon in the United Kingdom and Germany and our Starz Originals and higher development costs, partially offset by a decrease in programming cost amortization related to our programming output agreements. The decrease in Media Networks direct operating expense as a percentage of revenue was driven by the increase in Starz Networks' OTT revenue in the current quarter.
The slight increase in Media Networks' distribution and marketing expense is primarily due to Streaming Services.
Gross Contribution. Gross contribution and gross contribution margin of the Media Networks segment for the three months ended September 30, 2018 and 2017 was primarily from Starz Networks, and increased compared to the prior year's quarter due to the increase in Starz Networks' revenue, and to a lesser extent, lower direct operating expense as a percentage of Starz Networks revenue.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2018 increased slightly from the prior year's quarter, due to an increase at Starz Networks offset by a decrease in Streaming Services.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$744.3	$858.0	$(113.7)	(13.3)%
Television Production	431.5	472.4	(40.9)	(8.7)%
Media Networks	732.2	704.3	27.9	4.0%
Intersegment eliminations	(74.4)	(88.6)	14.2	(16.0)%
Total revenues	1,833.6	1,946.1	(112.5)	(5.8)%
Expenses:
Direct operating	993.2	1,076.4	(83.2)	(7.7)%
Distribution and marketing	431.4	432.6	(1.2)	(0.3)%
General and administration	225.1	223.3	1.8	0.8%
Depreciation and amortization	81.1	79.3	1.8	2.3%
Restructuring and other	25.6	14.4	11.2	77.8%
Total expenses	1,756.4	1,826.0	(69.6)	(3.8)%
Operating income	77.2	120.1	(42.9)	(35.7)%
Interest expense	(106.8)	(101.0)	(5.8)	5.7%
Shareholder litigation settlements	(114.1)	—	(114.1)	n/a
Interest and other income	6.1	5.5	0.6	10.9%
Loss on extinguishment of debt	—	(18.0)	18.0	(100.0)%
Gain (loss) on investments	(37.0)	201.0	(238.0)	(118.4)%
Equity interests income (loss)	(17.8)	(21.0)	3.2	(15.2)%
Income (loss) before income taxes	(192.4)	186.6	(379.0)	(203.1)%
Income tax benefit	31.8	0.8	31.0	3,875.0%
Net income (loss)	(160.6)	187.4	(348.0)	(185.7)%
Less: Net loss attributable to noncontrolling interest	8.7	1.9	6.8	nm
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(151.9)	$189.3	$(341.2)	(180.2)%

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in the six months ended September 30, 2018, due to a decrease in Motion Picture, and to a lesser extent, Television Production revenues, partially offset by increased Media Networks revenues and lower intersegment eliminations principally related to revenues in the Television Production segment. The decrease in Motion Picture revenue was primarily due to lower home entertainment and international revenue driven by the revenue generated in the current period from the smaller Fiscal 2018 Theatrical Slate, as compared to the revenue generated in the prior year's period from the Fiscal 2017 Theatrical Slate, offset partially by increased theatrical and other revenue. The decrease in Television Production revenue was due to lower domestic television, home entertainment revenue, and to a lesser extent, international revenue, offset partially by increased other revenue. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$383.1	51.5%	$454.7	53.0%	$(71.6)	(15.7)%
Television Production	365.9	84.8	372.1	78.8	(6.2)	(1.7)%
Media Networks	302.3	41.3	303.4	43.1	(1.1)	(0.4)%
Other	14.0	nm	26.4	nm	(12.4)	(47.0)%
Intersegment eliminations	(72.1)	nm	(80.2)	nm	8.1	(10.1)%
	$993.2	54.2%	$1,076.4	55.3%	$(83.2)	(7.7)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the six months ended September 30, 2018, primarily due to decreased Motion Picture revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$243.5	$254.2	$(10.7)	(4.2)%
Television Production	19.5	19.4	0.1	0.5%
Media Networks	168.3	158.6	9.7	6.1%
Other	0.1	0.4	(0.3)	(75.0)%
	$431.4	$432.6	$(1.2)	(0.3)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$149.0	$134.3	$14.7	10.9%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses decreased slightly in the six months ended September 30, 2018, due to decreased Motion Picture distribution and marketing expenses, offset by increased Media Networks distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$52.8		$53.2		$(0.4)	(0.8)%
Television Production	21.5		19.7		1.8	9.1%
Media Networks	50.3		50.2		0.1	0.2%
Corporate	52.8		50.7		2.1	4.1%
	177.4	9.7%	173.8	8.9%	3.6	2.1%
Share-based compensation expense	29.7		46.5		(16.8)	(36.1)%
Purchase accounting and related adjustments	18.0		3.0		15.0	nm
Total general and administrative expenses	$225.1	12.3%	$223.3	11.5%	$1.8	0.8%
_______________________
nm - Percentage not meaningful.
General and administrative expenses increased in the six months ended September 30, 2018, resulting from increased purchase accounting and related adjustments, and increased Corporate and Television Production general and administrative expenses, partially offset by a slight decrease in Motion Picture general and administrative expenses and lower share-based compensation expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased primarily due to increases in rent and facilities costs.
The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards and lower fair values associated with stock option and other equity awards in the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. The following table reconciles this amount to total share-based compensation expense:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$29.6	$46.5
Direct operating expense	0.5	0.5
Distribution and marketing expense	0.1	0.4
Total share-based compensation expense	$30.2	$47.4

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense (see Note 9 to our unaudited condensed consolidated financial statements and Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on May 24, 2018, as updated by the Current Report on Form 8-K filed with the SEC on October 15, 2018, for further information).
Depreciation and Amortization Expense. Depreciation and amortization of $81.1 million for the six months ended September 30, 2018 was comparable to $79.3 million in the six months ended September 30, 2017.

Restructuring and Other. Restructuring and other increased $11.2 million in the six months ended September 30, 2018 as compared to the six months ended September 30, 2017, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2018 and 2017 (see Note 14 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$3.7	$1.0	$2.7	270.0%
Transaction and related costs(2)	21.9	13.4	8.5	63.4%
	$25.6	$14.4	$11.2	77.8%
_______________________

(1)	Severance costs in the six months ended September 30, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the six months ended ended September 30, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters. In the six months ended September 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In the six months ended September 30, 2017, these costs were primarily related to the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

Interest Expense. Interest expense of $106.8 million in the six months ended September 30, 2018 increased $5.8 million from the six months ended September 30, 2017. The following table sets forth the components of interest expense for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$1.9	$2.2
Term loans	41.3	43.4
5.875% Senior Notes	15.2	15.3
Other(1)	9.8	5.4
	68.2	66.3
Amortization of debt discount and financing costs	6.0	7.5
	74.2	73.8
Interest on dissenting shareholders' liability(2)	32.6	27.2
Total interest expense	$106.8	$101.0
 ______________________

(1)
In the six months ended September 30, 2018, amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the dissenting shareholders' liability associated with the Starz merger. See Note 16 to our unaudited condensed consolidated financial statements
Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in the six months ended September 30, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, which the Company has included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheet, net of aggregate insurance reimbursement of $37.8 million, which amount the Company has recorded a receivable included in the "other current assets" line item in the unaudited condensed consolidated balance sheet as of September 30, 2018) and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $961 million exceeds the previously accrued $901.9 million dissenting shareholders' liability, before considering the settlement (i.e., dissenting shareholders' liability plus accrued interest through September 30, 2018). There were no comparable charges in the six months ended September 30, 2017. See Note 16 to our unaudited condensed consolidated financial statements.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $18.0 million in the six months ended September 30, 2017 related to the write-off of deferred financing costs associated with the prepayment of $665.0 million in principal amount of the previous Term Loan B issued December 8, 2016, with no comparable charge in the six months ended September 30, 2018.
Gain (Loss) on Investments The following table sets forth the components of the gain (loss) on investments for the six months ended September 30, 2018 and 2017 (see Note 4 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Impairments of long-term investments and other assets(1)	$(34.2)	$—
Unrealized losses on available-for-sale securities held as of September 30, 2018(2)	(2.8)	—
Gain on sale of EPIX(3)	—	201.0
	$(37.0)	$201.0
___________________

(1)
Represents other-than-temporary impairments on our cost method investments and notes receivable (previously included in other assets) related to Telltale, which were written down to their estimated fair value of zero as of September 30, 2018.

(2)	Represents the unrealized losses recorded for the change in fair value of our available-for-sale securities investment in Next Games.

(3)	Represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX.
Equity Interests Income (Loss). The following table represents our portion of the income or (loss) of our equity method investees based on our percentage ownership for the six months ended September 30, 2018 and 2017:

	September 30, 2018	Six Months Ended
		September 30,
	Ownership Percentage	2018	2017
		(Amounts in millions)
EPIX(1)	n/a(1)	$—	$4.0
Pop	50.0%	(1.1)	(2.5)
Other(2)	Various	(16.7)	(22.5)
		$(17.8)	$(21.0)
 ______________________

(1)	In May 2017, we sold all of our 31.15% equity interest in EPIX (see Note 4 to our unaudited condensed consolidated financial statements).

(2)
Other primarily consists of equity interest losses from our equity method interests in Laugh Out Loud, Playco, and Atom Tickets in the six months ended September 30, 2018, compared to equity interest losses from our equity method interest in Laugh Out Loud, Playco, and Defy Media Group in the six months ended September 30, 2017.

Income Tax Benefit. We had an income tax benefit of $31.8 million in the six months ended September 30, 2018, compared to an income tax benefit of $0.8 million in the six months ended September 30, 2017. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. In addition, our income tax benefit for the six months ended September 30, 2018 was partially offset by certain minimum taxes imposed by the Tax Act (further discussed below) and the nondeductible portion of our shareholder litigation settlements.

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

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2018 was $151.9 million, or basic and diluted net loss per common share of $0.71 on 212.7 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the six months ended September 30, 2017 of $189.3 million, or basic net income per common share of $0.91 on 207.3 million weighted average common shares outstanding and diluted net income per common share of $0.87 on 218.7 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$744.3	$858.0	$(113.7)	(13.3)%
Expenses:
Direct operating expense	383.1	454.7	(71.6)	(15.7)%
Distribution & marketing expense	243.5	254.2	(10.7)	(4.2)%
Gross contribution	117.7	149.1	(31.4)	(21.1)%
General and administrative expenses	52.8	53.2	(0.4)	(0.8)%
Segment profit	$64.9	$95.9	$(31.0)	(32.3)%

U.S. theatrical P&A expense included in distribution and marketing expense	$149.0	$134.3	$14.7	10.9%

Direct operating expense as a percentage of revenue	51.5%	53.0%

Gross contribution as a percentage of revenue	15.8%	17.4%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$74.2	$45.3	$119.5	$92.7	$16.0	$108.7	$10.8
Home Entertainment
Digital Media	69.2	102.1	171.3	111.9	80.1	192.0	(20.7)
Packaged Media	44.9	96.1	141.0	117.8	89.9	207.7	(66.7)
Total Home Entertainment	114.1	198.2	312.3	229.7	170.0	399.7	(87.4)
Television	113.6	19.2	132.8	121.6	10.2	131.8	1.0
International	111.5	38.1	149.6	168.0	34.3	202.3	(52.7)
Other	28.0	2.1	30.1	12.5	3.0	15.5	14.6
	$441.4	$302.9	$744.3	$624.5	$233.5	$858.0	$(113.7)
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

Theatrical revenue increased $10.8 million, or 9.9%, in the six months ended September 30, 2018 as compared to the six months ended September 30, 2017, driven by increased revenue from Other Than Feature Film product categories, which included the performance of Pantelion Films' Overboard in the current period, as compared to How to Be a Latin Lover in the prior year's period. The increase in Other Than Feature Film product categories was offset by a decrease in Feature Film revenue driven by a significant contribution in the prior year's period from The Hitman's Bodyguard.

Home entertainment revenue decreased $87.4 million, or 21.9%, in the six months ended September 30, 2018, as compared to the six months ended September 30, 2017, primarily due to a decrease of $115.6 million of home entertainment revenue from our Feature Films, driven by lower packaged media revenue (and to a lesser extent, digital media revenue) in the current period from our smaller Fiscal 2018 Theatrical Slate, as compared to revenue in the prior year's period from our Fiscal 2017 Theatrical Slate, which included the home entertainment release of La La Land and John Wick: Chapter 2. This decrease was partially offset by an increase of $28.2 million of home entertainment revenue from Other Than Feature Film, driven by higher digital media revenue (and to a lesser extent, packaged media revenue), which included the home entertainment release of I Can Only Imagine and Pantelion Films' Overboard in the current period.
International revenue decreased $52.7 million, or 26.1%, in the six months ended September 30, 2018, as compared to the six months ended September 30, 2017, driven by lower revenue in the current period from our smaller Fiscal 2018 Theatrical Slate, as compared to the revenue generated in the prior year's period from our Fiscal 2017 Theatrical Slate, which included international revenue from La La Land, Power Rangers and John Wick: Chapter 2.

Direct Operating Expense. The decrease in direct operating expenses is due to the decrease in Motion Picture revenues. The decrease in direct operating expenses as a percentage of motion picture revenue was primarily driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. Investment in film write-downs were approximately $7.0 million in the six months ended September 30, 2018, as compared to approximately $2.6 million in the six months ended September 30, 2017.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2018 is primarily due to lower home entertainment and international distribution and marketing costs associated with lower home entertainment and international revenue, offset by increased theatrical P&A expense attributable to titles released from our Other Than Feature Film category. In the six months ended September 30, 2018, approximately $6.7 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Hunter Killer and Robin Hood. In the six months ended September 30, 2017, approximately $17.6 million of P&A was incurred in advance for films to be released in subsequent periods, such as My Little Pony: The Movie, Jigsaw, Wonder and Tyler Perry's Boo 2! A Madea Halloween.
Gross Contribution. Gross contribution and gross contribution margin of the Motion Picture segment for the six months ended September 30, 2018 decreased as compared to the six months ended September 30, 2017, primarily due to a decrease in Motion Picture revenue, and higher distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2018 decreased slightly as compared to the six months ended September 30, 2017.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$431.5	$472.4	$(40.9)	(8.7)%
Expenses:
Direct operating expense	365.9	372.1	(6.2)	(1.7)%
Distribution & marketing expense	19.5	19.4	0.1	0.5%
Gross contribution	46.1	80.9	(34.8)	(43.0)%
General and administrative expenses	21.5	19.7	1.8	9.1%
Segment profit	$24.6	$61.2	$(36.6)	(59.8)%

Direct operating expense as a percentage of revenue	84.8%	78.8%

Gross contribution as a percentage of revenue	10.7%	17.1%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Television Production	(Amounts in millions)
Television	$302.9	$330.7	$(27.8)	(8.4)%
International	58.8	68.1	(9.3)	(13.7)%
Home Entertainment
Digital	43.3	66.7	(23.4)	(35.1)%
Packaged Media	3.4	5.8	(2.4)	(41.4)%
Total Home Entertainment	46.7	72.5	(25.8)	(35.6)%
Other	23.1	1.1	22.0	nm
	$431.5	$472.4	$(40.9)	(8.7)%
_____________________
nm - Percentage not meaningful
The primary component of Television Production revenue is television revenue. Television revenue decreased in the six months ended September 30, 2018, as compared to the six months ended September 30, 2017, primarily due to fewer television episodes delivered in the current period as compared to the prior year's period, and to a lesser extent, decreased syndicated licensing revenue, and decreased intersegment television revenues from the Media Networks segment for Starz original series. These decreases were offset partially by increased license fees from unscripted television programs.
Home entertainment revenue in the six months ended September 30, 2018 decreased $25.8 million, or 35.6%, driven by a significant contribution of revenues from a digital media licensing arrangement in the prior year's period for the Starz original series, Power Seasons 1 - 4.
International revenue in the six months ended September 30, 2018 decreased $9.3 million, or 13.7% as compared to the six months ended September 30, 2017, primarily revenue in the prior year's period for Greenleaf Season 2, Step Up Season 1, Nashville Season 5, Dirty Dancing, and Big Heads Season 1 which compared to revenue in the current period for Carnage, Orange Is the New Black Season 6 and Nashville Season 6.
Other revenue increased in the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 due to revenue in the current period from the May 29, 2018 acquisition of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2018 decreased $6.2 million, or 1.7%, primarily driven by lower Television Production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the increase in revenue from unscripted television programs in the current period relative to total television production revenue.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for the six months ended September 30, 2018 decreased as compared to the six months ended September 30, 2017 primarily due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.8 million, or 9.1%, primarily due to increases in salaries and related expenses. The six months ended September 30, 2018 includes general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$732.2	$704.3	$27.9	4.0%
Expenses:
Direct operating expense	302.3	303.4	(1.1)	(0.4)%
Distribution & marketing expense	168.3	158.6	9.7	6.1%
Gross contribution	261.6	242.3	19.3	8.0%
General and administrative expenses	50.3	50.2	0.1	0.2%
Segment profit	$211.3	$192.1	$19.2	10.0%

Direct operating expense as a percentage of revenue	41.3%	43.1%

Gross contribution as a percentage of revenue	35.7%	34.4%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Six Months Ended
	September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$724.9	$701.8	$23.1	3.3%
Streaming Services	7.3	2.5	4.8	192.0%
	$732.2	$704.3	$27.9	4.0%
Segment Profit:
Starz Networks	$219.3	$211.2	$8.1	3.8%
Streaming Services	(8.0)	(19.1)	11.1	(58.1)%
	$211.3	$192.1	$19.2	10.0%

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	September 30,	September 30,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	25.1	24.5

The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $23.1 million due to a $32.5 million increase in effective rates primarily as a result of OTT revenue growth, partially offset by a $9.4 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the six months ended September 30, 2018, the original series Howards End, Sweetbitter, Vida, Wrong Man, Power Season 5, America to Me and Warriors of Liberty City premiered on STARZ as compared to The White Princess, American Gods Season 1, Power Season 4, Survivor's Remorse Season 4 and Outlander Season 3 in the prior year's period.

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
The decrease in Media Networks direct operating expense is primarily due to lower Streaming Services expenses, partially offset by an increase in Starz Networks' expenses. The increase in Starz Networks’ direct operating expense is due to higher programming cost amortization related to our launch of STARZ with Amazon in the United Kingdom and Germany and our Starz Originals and higher development costs, partially offset by a decrease in programming cost amortization related to our programming output agreements.
The increase in Media Networks distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app, marketing support with certain affiliates and public relations, partially offset by a decrease in spend on our Starz Originals, and a slight increase in distribution and marketing expense for Streaming Services.
Gross Contribution. Gross contribution of the Media Networks segment for the six months ended September 30, 2018 was primarily from Starz Networks and increased compared to the prior year's period due to the increase in Starz Networks' revenue, and to a lesser extent, lower direct operating expense as a percentage of Starz Networks revenue.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the six months ended September 30, 2018 increased slightly from the prior year's period, driven by an increase at Starz Networks, due to an increase in rent expense and payroll and related costs, offset by a decrease in Streaming Services.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at September 30, 2018 primarily consisted of a $1.5 billion five-year revolving credit facility entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), and 5.875% senior notes due 2024 (the "5.875% Senior Notes").
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity or cost method investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses. As of September 30, 2018, the Company has a current liability for $961.3 million related to certain dissenting shareholders’ in connection with the acquisition of Starz (see Note 16 to our unaudited condensed consolidated financial statements). The Company plans to fund the settlement of the dissenters’ liability with a combination of accumulated cash balances and its existing credit facility. At September 30, 2018, the Company had $1.5 billion of unused availability under its credit facilities and approximately $372 million of cash and cash equivalents.
In addition, the Company has a redeemable noncontrolling interest balance of $133.1 million related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended September 30, 2018.
Dividends. During the three months ended September 30, 2018, our Board of Directors declared a quarterly dividend of $0.09 per each of the Class A voting shares, and the Class B non-voting shares, payable November 8, 2018 to shareholders of record as of September 30, 2018. Our Board of Directors will not declare future quarterly cash dividends, as the Company focuses on driving long-term shareholder value by investing in global growth opportunities for Starz, while also strengthening its balance sheet.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $3.4 million for the six months ended September 30, 2018 and decreased by $95.9 million for the six months ended September 30, 2017, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the six months ended September 30, 2018 and 2017 were as follows:

	Six Months Ended
	September 30,
	2018	2017	Net Change
	(Amounts in millions)
Operating income	$77.2	$120.1	$(42.9)
Amortization of films and television programs and program rights	723.2	764.6	(41.4)
Non-cash share-based compensation	30.2	47.4	(17.2)
Cash interest	(68.2)	(66.3)	(1.9)
Current income tax provision	(9.1)	17.0	(26.1)
Other non-cash charges included in operating activities	99.3	88.7	10.6
Cash flows from operations before changes in operating assets and liabilities	852.6	971.5	(118.9)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	172.7	131.6	41.1
Investment in films and television programs and program rights	(697.1)	(680.7)	(16.4)
Other changes in operating assets and liabilities	(58.3)	(85.8)	27.5
Changes in operating assets and liabilities	(582.7)	(634.9)	52.2
Net Cash Flows Provided By Operating Activities	$269.9	$336.6	$(66.7)

Cash flows provided by operating activities for the six months ended September 30, 2018 were $269.9 million compared to cash flows provided by operating activities of $336.6 million for the six months ended September 30, 2017. The decrease in cash provided by operating activities for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 is due to lower cash flows from operations before changes in operating assets and liabilities, partially offset by lower cash used from changes in operating assets and liabilities. The decrease in cash used from changes in operating activities were primarily driven by higher decreases on accounts receivable and other assets and lower decreases in accounts payable and accrued liabilities (included in "other changes in operating assets and liabilities" above), partially offset by increases in cash used in investment in films and television programs and program rights.
Investing Activities. Cash flows provided by (used in) investing activities for the six months ended September 30, 2018 and 2017 were as follows:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$—	$393.7
Investment in equity method investees	(16.2)	(29.3)
Business acquisitions, net of cash acquired of $5.5	(77.3)	—
Capital expenditures	(21.6)	(21.3)
Other investing activities	(5.8)	—
Net Cash Flows Provided By (Used In) Investing Activities	$(120.9)	$343.1
Cash used in investing activities of $120.9 million for the six months ended September 30, 2018 compared to cash provided by investing activities of $343.1 million for the six months ended September 30, 2017, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the six months ended September 30, 2017 (see Note 4 to our unaudited condensed consolidated financial statements), compared to cash used for the purchase of 3 Arts Entertainment, net of cash acquired (see Note 2 to our unaudited condensed consolidated financial statements) in the six months ended September 30, 2018.
Financing Activities. Cash flows used in financing activities for the six months ended September 30, 2018 and 2017 were as follows:

	Six Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Debt - borrowings	$2,069.5	$115.0
Debt - repayments	(2,144.8)	(818.0)
Net repayments of debt	(75.3)	(703.0)

Production loans - borrowings	154.5	169.7
Production loans - repayments	(189.7)	(251.6)
Net repayments of production loans	(35.2)	(81.9)

Other financing activities	(41.9)	9.3
Net Cash Flows Used In Financing Activities	$(152.4)	$(775.6)
Cash flows used in financing activities of $152.4 million for the six months ended September 30, 2018 compared to cash flows used in financing activities of $775.6 million for the six months ended September 30, 2017. Cash flows used in financing activities for the six months ended September 30, 2018 primarily reflects the repayment of the April 2013 1.25% Notes in the amount of $60.0 million, and required repayments on our term loans. The debt borrowings and repayments above reflect an intercompany refinancing transaction during the six months ended September 30, 2018. In addition, cash flows used in financing activities in the six months ended September 30, 2018 reflects net repayments of production loans of $35.2 million, and cash paid for dividends of $38.2 million.

Cash flows used in financing activities for the six months ended September 30, 2017 primarily reflects cash used for debt repayments, including the early prepayment of $665.0 million in principal amount of the previously outstanding Term Loan B issued December 8, 2016, required repayments on the previously outstanding term loans issued December 8, 2016, and net production loan repayments of $81.9 million.

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt.

Production Loans

See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2018:

	Six Months Ended March 31,	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of September 30, 2018 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	—	37.5	52.5	75.0	585.0	—	750.0
Term Loan B	6.3	12.5	12.5	12.5	12.5	1,187.5	1,243.8
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	134.8	312.0	12.1	4.9	2.9	2.1	468.8
Capital lease obligations	1.6	3.0	3.0	0.9	0.9	37.6	47.0
	142.7	365.0	80.1	93.3	601.3	1,747.2	3,029.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	489.0	428.7	162.2	147.7	18.7	23.5	1,269.8
Interest payments(3)	57.1	111.5	109.2	106.4	103.1	185.9	673.2
Operating lease commitments	13.6	27.5	26.5	31.1	31.7	39.4	169.8
Other contractual obligations	99.5	79.3	39.9	19.8	10.3	—	248.8
	659.2	647.0	337.8	305.0	163.8	248.8	2,361.6
Total future commitments under contractual obligations (4)(5)	$801.9	$1,012.0	$417.9	$398.3	$765.1	$1,996.0	$5,391.2
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

(4)
Not included in the amounts above is a $961.3 million dissenting shareholders' liability associated with the Starz merger, which is classified as a current liability (see Note 16 to our unaudited condensed consolidated financial statements).

(5)
Not included in the amounts above are $133.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.2 billion at September 30, 2018. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at September 30, 2018 and March 31, 2018, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of September 30, 2018, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 17 months from September 30, 2018):

September 30, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.1	in exchange for	$7.1	£0.72
Canadian Dollar	C$25.8	in exchange for	$20.4	C$1.27
Australian Dollar	A$5.1	in exchange for	$3.9	A$1.29

Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and six months ended September 30, 2018 were $0.4 million, net of tax, (2017 - losses of $0.8 million and $0.1 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and six months ended September 30, 2018 were nil and $0.7 million, respectively (2017 - $0.2 million and $0.2 million, respectively) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. At September 30, 2018, we had three interest rate swap agreements to fix the interest rate on $1.5 billion of variable rate LIBOR-based debt. See Note 17 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of September 30, 2018, each quarter point change in interest rates would result in a $5.0 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 4.43% to 5.30% and applicable margins ranging from 1.50% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.8 million in additional costs capitalized to the respective film or television asset.

At September 30, 2018, our 5.875% Senior Notes had an outstanding principal value of $520.0 million, and an estimated fair value of $534.3 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.875% Senior Notes by approximately $20.7 million and $17.2 million, respectively.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2018:

	Six Months Ended March 31,	Year Ended March 31,						Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	September 30, 2018
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	—	37.5	52.5	75.0	585.0	—	750.0	747.2
Average Interest Rate	—	4.01%	4.01%	4.01%	4.01%	—
Term Loan B(2)	6.3	12.5	12.5	12.5	12.5	1,187.5	1,243.8	1,253.1
Average Interest Rate	4.51%	4.51%	4.51%	4.51%	4.51%	4.51%
Production loans(3)	58.5	259.6	—	—	—	—	318.1	318.1
Average Interest Rate	4.78%	4.80%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	534.3
Average Interest Rate	—	—	—	—	—	5.88%
Interest Rate Swaps(5)
Variable to fixed notional amount	$—	$—	$—	$—	$—	$1,500.0	$1,500.0	$5.4
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

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 4.43% to 5.30%.

(4)	Senior notes with a fixed interest rate equal to 5.875%.

(5)
Represents three interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt, one with a notional amount of $1.0 billion and a fixed rate paid of 2.915% maturing on March 24, 2025, one with a notional amount of $200.0 million and a fixed rate paid of 2.723% maturing on March 23, 2025, and one with a notional amount of $300.0 million and a fixed rate paid of 2.885% maturing on March 23, 2025. See Note 17 to our unaudited condensed consolidated financial statements.

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
As of September 30, 2018, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2018.
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

In connection with the merger between us and Starz, Starz received demands for appraisal from purported holders of approximately 25.0 million shares of Starz Series A common stock. Holders of approximately 2.5 million of such shares subsequently withdrew their demand for appraisal and accepted the merger consideration, but following the closing of the merger on December 8, 2016, five petitions for appraisal were filed in the Court of Chancery of the State of Delaware. See Note 16 to our consolidated financial statements for a discussion of these proceedings and the settlement agreement resolving them. If the court does not approve the settlement agreement or the settlement agreement is otherwise not enforced, the appraisal proceeding will be decided by the court, and stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that we may be required to pay to stockholders in such a situation could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal or the amount payable to stockholders under the settlement agreement.

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

No common shares were purchased by us during the three months ended September 30, 2018.

Additionally, during the three months ended September 30, 2018, 17,358 Class A voting shares and 76,525 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 8, 2018		Title:	Duly Authorized Officer and Chief Financial Officer