Form 10-Q
period 2018-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2019-02-07
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-Q
___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 4, 2019
Class A Voting Shares, no par value per share	82,541,433 shares
Class B Non-Voting Shares, no par value per share	133,029,193 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$106.2	$378.1
Accounts receivable, net	833.1	946.0
Program rights	247.0	253.2
Other current assets	227.7	195.8
Total current assets	1,414.0	1,773.1
Investment in films and television programs and program rights, net	1,670.0	1,692.0
Property and equipment, net	153.4	161.7
Investments	122.6	164.9
Intangible assets	1,900.0	1,937.7
Goodwill	2,833.5	2,740.8
Other assets	453.6	458.6
Deferred tax assets	33.2	38.8
Total assets	$8,580.3	$8,967.6
LIABILITIES
Accounts payable and accrued liabilities	$432.5	$447.7
Participations and residuals	499.6	504.5
Film obligations and production loans	441.2	327.9
Debt - short term portion	44.4	79.1
Dissenting shareholders' liability	—	869.3
Deferred revenue	173.0	183.9
Total current liabilities	1,590.7	2,412.4
Debt	2,967.9	2,478.3
Participations and residuals	458.1	438.3
Film obligations and production loans	148.5	171.3
Other liabilities	83.7	46.4
Deferred revenue	70.0	70.3
Deferred tax liabilities	46.8	91.9
Redeemable noncontrolling interest	144.3	101.8
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.5 shares issued (March 31, 2018 - 81.8 shares issued)	647.9	628.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 132.9 shares issued (March 31, 2018 - 129.3 shares issued)	2,117.5	2,020.3
Retained earnings	346.0	516.6
Accumulated other comprehensive loss	(44.4)	(9.7)
Total Lions Gate Entertainment Corp. shareholders' equity	3,067.0	3,155.9
Noncontrolling interests	3.3	1.0
Total equity	3,070.3	3,156.9
Total liabilities and equity	$8,580.3	$8,967.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Revenues	$933.2	$1,142.7	$2,766.9	$3,088.8
Expenses
Direct operating	502.0	650.1	1,495.2	1,726.6
Distribution and marketing	176.9	237.1	608.3	669.7
General and administration	110.0	114.2	335.2	337.4
Depreciation and amortization	41.0	39.7	122.1	119.0
Restructuring and other	16.5	21.4	42.1	35.8
Total expenses	846.4	1,062.5	2,602.9	2,888.5
Operating income	86.8	80.2	164.0	200.3
Interest expense
Interest expense	(42.7)	(31.9)	(116.9)	(105.7)
Interest on dissenting shareholders' liability	(2.6)	(14.4)	(35.3)	(41.6)
Total interest expense	(45.3)	(46.3)	(152.2)	(147.3)
Shareholder litigation settlements	—	—	(114.1)	—
Interest and other income	2.9	2.2	9.0	7.7
Other expense	(1.8)	—	(1.8)	—
Loss on extinguishment of debt	—	(6.2)	—	(24.2)
Gain (loss) on investments	(6.2)	(29.2)	(43.2)	171.8
Equity interests loss	(11.0)	(13.8)	(28.8)	(34.8)
Income (loss) before income taxes	25.4	(13.1)	(167.1)	173.5
Income tax benefit (provision)	(5.3)	204.2	26.6	205.0
Net income (loss)	20.1	191.1	(140.5)	378.5
Less: Net loss attributable to noncontrolling interests	2.8	1.9	11.5	3.8
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$22.9	$193.0	$(129.0)	$382.3

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.11	$0.92	$(0.61)	$1.84
Diluted net income (loss) per common share	$0.10	$0.87	$(0.61)	$1.74

Weighted average number of common shares outstanding:
Basic	214.2	208.8	213.2	207.8
Diluted	220.8	221.6	213.2	219.7

Dividends declared per common share	$—	$—	$0.18	$—
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Net income (loss)	$20.1	$191.1	$(140.5)	$378.5
Foreign currency translation adjustments, net of tax	0.7	0.5	(7.2)	2.1
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	(2.3)	—	0.8
Net unrealized loss on cash flow hedges, net of tax benefit of $10.2 million, $0.1 million, $8.9 million and $0.2 million	(29.5)	(0.3)	(24.9)	(0.5)
Comprehensive income (loss)	(8.7)	189.0	(172.6)	380.9
Less: Comprehensive loss attributable to noncontrolling interests	2.8	1.9	11.5	3.8
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(5.9)	$190.9	$(161.1)	$384.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.6	0.2	2.1	—	—	2.7	—	2.7
Share-based compensation, net	0.3	10.1	0.3	27.6	—	—	37.7	—	37.7
Issuance of common shares related to acquisitions and other	0.4	8.5	3.1	67.5	—	—	76.0	—	76.0
Noncontrolling interests	—	—	—	—	—	—	—	2.2	2.2
Dividends declared	—	—	—	—	(38.5)	—	(38.5)	—	(38.5)
Net income (loss)	—	—	—	—	(129.0)	—	(129.0)	0.1	(128.9)
Other comprehensive loss	—	—	—	—	—	(32.1)	(32.1)	—	(32.1)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(24.4)	—	(24.4)	—	(24.4)
Balance at December 31, 2018	82.5	$647.9	132.9	$2,117.5	$346.0	$(44.4)	$3,067.0	$3.3	$3,070.3
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(140.5)	$378.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122.1	119.0
Amortization of films and television programs and program rights	1,105.3	1,232.8
Interest on dissenting shareholders' liability	(72.0)	41.6
Amortization of debt discount and financing costs	9.0	11.0
Non-cash share-based compensation	43.7	74.5
Other non-cash items	20.5	5.7
Distributions from equity method investee	1.8	—
Loss on extinguishment of debt	—	24.2
Equity interests loss	28.8	34.8
Loss (gain) on investments	43.2	(171.8)
Deferred income taxes (benefit)	(36.3)	(189.3)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	308.5	48.6
Investment in films and television programs and program rights, net	(1,073.5)	(1,088.0)
Accounts payable and accrued liabilities	(66.8)	(220.4)
Participations and residuals	(17.1)	38.3
Film obligations	(10.3)	5.3
Deferred revenue	(10.7)	24.5
Net Cash Flows Provided By Operating Activities	255.7	369.3
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	—	393.7
Investment in equity method investees	(39.6)	(47.6)
Business acquisitions, net of cash acquired of $5.5 and $18.7, respectively (see Note 2)	(77.3)	(1.8)
Capital expenditures	(28.9)	(28.4)
Net Cash Flows Provided By (Used In) Investing Activities	(145.8)	315.9
Financing Activities:
Debt - borrowings	2,909.5	161.6
Debt - repayments	(2,468.8)	(992.1)
Production loans - borrowings	246.9	299.5
Production loans - repayments	(208.2)	(267.2)
Payment of dissenter liability accrued at acquisition	(797.3)	—
Dividends paid	(57.4)	—
Distributions to noncontrolling interest	(2.3)	(6.0)
Exercise of stock options	4.2	31.6
Tax withholding required on equity awards	(6.9)	(17.0)
Net Cash Flows Used In Financing Activities	(380.3)	(789.6)
Net Change In Cash, Cash Equivalents and Restricted Cash	(270.4)	(104.4)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(1.5)	(3.6)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	378.1	324.7
Cash and Cash Equivalents - End Of Period	$106.2	$216.7

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as updated by the Current Report on Form 8-K filed with the SEC on October 15, 2018.
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

Recognition and Measurement of Financial Instruments: In January 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. The guidance is effective for the Company's fiscal year beginning April 1, 2018. Upon adoption of the new guidance, the Company recorded a transition adjustment of $2.6 million to reclassify the unrealized gains recorded through March 31, 2018 for the Company's investments in equity securities with a readily determinable fair market value from accumulated other comprehensive loss to retained earnings. After adoption of the new guidance, changes in the fair value of the Company's investments in equity securities with a readily determinable fair market value will be recognized in net income. The adoption of the new guidance will also impact the accounting for the Company's investments in equity securities without a readily determinable fair value, which will now be measured at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to the Company's investments in the investee. The impact of this change will depend on the nature and extent of changes in observable prices, if any. See Note 4.
Restricted Cash: In November 2016, the FASB issued guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance requires entities to show the changes in the total of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance became effective for the Company as of April 1, 2018, and has been applied on a retrospective basis. Upon adoption, in the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2017, cash provided by operating activities was reduced by $2.8 million, and beginning cash and cash equivalents was increased by $2.8 million to include restricted cash. There was no restricted cash in the unaudited condensed consolidated balance sheets as of December 31, 2018 or March 31, 2018.
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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued guidance that permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act (the "Tax Act") on items in accumulated other comprehensive income to retained earnings, eliminating the stranded tax effects resulting from the Tax Act. The new guidance only applies to the tax effects resulting from the Tax Act, and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. This guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

The acquisition was accounted for as a purchase, with the results of operations of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on a preliminary purchase price allocation, $92.7 million was allocated to goodwill, $47.0 million was allocated to the fair value of finite-lived intangible assets (including measurement period adjustments recorded, see Note 5) and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 9). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years. The Company incurred approximately $1.3 million of acquisition-related costs that were expensed in restructuring and other expenses during the nine months ended December 31, 2018.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	December 31, 2018	March 31, 2018(1)
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$416.9	$410.5
Acquired libraries, net of accumulated amortization	1.5	2.1
Completed and not released	59.4	55.0
In progress	263.4	347.2
In development	25.8	24.6
	767.0	839.4
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	184.5	238.9
In progress	297.3	186.6
In development	22.3	4.8
	504.1	430.3
Media Networks Segment
Released program rights, net of accumulated amortization	552.5	616.9
In progress	81.5	45.6
In development	56.2	30.0
	690.2	692.5

Intersegment eliminations	(44.3)	(17.0)

Investment in films and television programs and program rights, net	1,917.0	1,945.2
Less current portion of program rights	(247.0)	(253.2)
Non-current portion	$1,670.0	$1,692.0
__________________

(1)
As a result of the segment reorganization in the first quarter of fiscal 2019 (see Note 15), the Company has presented prior period segment data in a manner that conforms to the current period presentation.

During the three and nine months ended December 31, 2018 and 2017, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and nine months ended December 31, 2018, the Company recorded $10.5 million and $17.4 million, respectively, of fair value film write-downs (2017 - $24.2 million and $26.8 million, respectively).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investments
The Company's investments consisted of the following:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Investments in equity method investees	$121.1	$127.0
Other investments	1.5	37.9
	$122.6	$164.9

Equity Method Investments:
Pop. Pop is the Company's joint venture with CBS, in which the Company has a 50.0% ownership interest (carrying value of $95.7 million at December 31, 2018, $91.3 million at March 31, 2018). During the three and nine months ended December 31, 2018, the Company made contributions to Pop of $4.0 million and $9.0 million, respectively.
Pop Financial Information:
The following table presents summarized balance sheet data as of December 31, 2018 and March 31, 2018 for Pop:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$77.7	$48.2
Non-current assets	$194.7	$191.6
Current liabilities	$48.5	$37.2
Non-current liabilities(1)	$755.0	$654.9
Redeemable preferred stock(1)	$725.0	$638.4
_________________________

(1)	Non-current liabilities includes mandatorily redeemable preferred stock units.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the three and nine months ended December 31, 2018, and 2017 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$24.3	$33.0	$75.8	$86.0
Expenses:
Cost of services	17.9	19.8	43.4	50.5
Selling, marketing, and general and administration	11.6	14.1	35.1	37.3
Depreciation and amortization	1.9	2.0	5.9	6.1
Operating loss	(7.1)	(2.9)	(8.6)	(7.9)
Interest expense, net	0.7	0.2	1.6	0.6
Accretion of redeemable preferred stock units(1)	24.3	20.1	68.6	58.1
Total interest expense, net	25.0	20.3	70.2	58.7
Net loss	$(32.1)	$(23.2)	$(78.8)	$(66.6)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(32.1)	$(23.2)	$(78.8)	$(66.6)
Ownership interest in Pop	50%	50%	50%	50%
The Company's share of net loss	(16.1)	(11.6)	(39.4)	(33.3)
Accretion of dividend and interest income on redeemable preferred stock units(1)	12.1	10.1	34.3	29.0
Elimination of the Company's share of profits on licensing sales to Pop	—	(0.2)	(0.2)	(0.3)
Realization of the Company’s share of profits on licensing sales to Pop	0.4	0.3	0.6	0.7
Total equity interest loss recorded	$(3.6)	$(1.4)	$(4.7)	$(3.9)
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

Other Equity Method Investments
The Company has investments in various other equity method investees with ownership percentages ranging from approximately 11% to 50%. These investments include:
Playco. Playco Holdings Limited ("Playco") offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa.
Laugh Out Loud. A streaming service for content created or curated by Kevin Hart which includes original series starring Kevin Hart.
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
Summarized Financial Information. Summarized financial information for the Company's "other equity method investees", on an aggregate basis, is set forth below:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Current assets	$156.4	$232.7
Non-current assets	$55.9	$130.0
Current liabilities	$132.9	$201.5
Non-current liabilities	$18.8	$45.0

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Revenues	$31.5	$61.0	$85.0	$148.7
Gross profit	$8.1	$12.3	$27.7	$30.2
Net loss	$(26.5)	$(32.7)	$(81.8)	$(95.2)

Other Investments:

Other investments include equity securities that are measured at fair value and equity securities without readily determinable fair values, as described below:
Equity Securities Measured at Fair Value. Investments in equity securities that are measured at fair value are classified within Level 1 of the fair value hierarchy as the valuation inputs are based on quoted prices in active markets (see Note 8).
As a result of the adoption of new accounting guidance for Recognition and Measurement of Financial Instruments (see Note 1), effective April 1, 2018 changes in the fair value of the Company's equity securities with a readily determinable fair market value are recognized in net income. At December 31, 2018 and March 31, 2018, "other investments" include investments in equity securities measured at fair value of $1.0 million and $7.3 million, respectively. Accordingly, during the three and nine months ended December 31, 2018, the Company recognized $3.6 million and $6.4 million, respectively in unrealized losses on equity securities held as of December 31, 2018 which are reflected in the gain (loss) on investments line item on the unaudited condensed consolidated statement of operations.

Equity Securities Without Readily Determinable Fair Values. Investments in equity securities without readily determinable fair values are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. At December 31, 2018 and March 31, 2018, "other investments" include investments in equity securities without readily determinable fair values of $0.5 million and $30.6 million, respectively.

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Impairments of investments(1)	$(2.6)	$(29.2)	$(36.8)	$(29.2)
Unrealized losses on equity securities held as of December 31, 2018	(3.6)	—	(6.4)	—
Gain on sale of EPIX(2)	—	—	—	201.0
	$(6.2)	$(29.2)	$(43.2)	$171.8
_________________

(1)
In the three and nine months ended December 31, 2018 and 2017, amounts represent impairments of equity method investments, and the nine months ended December 31, 2018 also includes other-than-temporary impairments of $34.2 million on investments in equity securities without readily determinable fair values and notes receivable (previously included in other assets) which were written down to their estimated fair value of zero.

(2)
In May 2017, the Company sold all of its 31.15% equity interest in EPIX, and recorded a gain before income taxes of approximately $201.0 million. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2018	$393.7	$309.2	$2,037.9	$2,740.8
Business acquisitions(1)	—	92.0	—	92.0
Measurement period adjustments(1)	—	0.7	—	0.7
Balance as of December 31, 2018	$393.7	$401.9	$2,037.9	$2,833.5
______________________

(1)
Represents the goodwill and measurement period adjustments resulting from the acquisition of 3 Arts Entertainment (see Note 2). Measurement period adjustments represented a decrease to the fair value of finite-lived intangible assets and a corresponding increase to goodwill.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$520.0	$—
Term Loan A(1)	750.0	750.0
Term Loan B(1)	1,240.6	1,250.0
5.875% Senior Notes	520.0	520.0
Total corporate debt	3,030.6	2,520.0
Convertible senior subordinated notes(2)	—	60.0
Capital lease obligations	46.1	50.5
Total debt	3,076.7	2,630.5
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(64.4)	(73.1)
Total debt, net	3,012.3	2,557.4
Less current portion	(44.4)	(79.1)
Non-current portion of debt	$2,967.9	$2,478.3
_____________________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of December 31, 2018, the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.7 billion notional amount (see Note 17 for further information).

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
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at December 31, 2018 there was $980.0 million available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2018. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest:

•
Revolving Credit Facility & Term Loan A: Initially bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 4.25% as of December 31, 2018).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described above, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.75% as of December 31, 2018).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2018, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2018, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At December 31, 2018, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $140.5 million and retained earnings of $346.0 million were deemed free of restrictions at December 31, 2018.
6.375% Senior Notes
On February 4, 2019 the Company closed a private offering of $550.0 million of senior notes due 2024 (the "6.375% Senior Notes"). See Note 19 for further information.

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the three and nine months December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Interest expense
Cash interest	$39.7	$28.3	$107.9	$94.7
Amortization of debt discount and financing costs	3.0	3.6	9.0	11.0
	42.7	31.9	116.9	105.7
Interest on dissenting shareholders' liability (see Note 16)	2.6	14.4	35.3	41.6
Total interest expense	$45.3	$46.3	$152.2	$147.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Obligations and Production Loans

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Film obligations	$198.8	$146.7
Production loans	391.6	352.9
Total film obligations and production loans	590.4	499.6
Unamortized debt issuance costs	(0.7)	(0.4)
Total film obligations and production loans, net	589.7	499.2
Less current portion	(441.2)	(327.9)
Total non-current film obligations and production loans	$148.5	$171.3
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.73% to 5.61%.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2018 and March 31, 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018			March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities (see Note 4)	$1.0	$—	$1.0	$7.3	$—	$7.3
Forward exchange contracts (see Note 17)	—	2.3	2.3	—	0.3	0.3

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.9)	(0.9)	—	(0.6)	(0.6)
Interest rate swaps (see Note 17)	—	(35.1)	(35.1)	—	—	—
	$1.0	$(33.7)	$(32.7)	$7.3	$(0.3)	$7.0

The following table sets forth the carrying values and fair values of the Company’s investment in Pop's mandatorily redeemable preferred stock units and outstanding debt at December 31, 2018 and March 31, 2018:

	December 31, 2018		March 31, 2018
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 3)		(Level 3)
Assets:
Investment in Pop's mandatorily redeemable preferred stock units(1)	$95.7	$125.0	$91.3	$125.0

	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(2):
Term Loan A	732.5	722.8	729.7	750.9
Term Loan B	1,221.8	1,226.6	1,229.3	1,251.6
5.875% Senior Notes	502.2	509.6	500.4	539.5
April 2013 1.25% Notes	—	—	60.0	60.3
Production loans	390.9	391.6	352.6	352.9
	$2,847.4	$2,850.6	$2,872.0	$2,955.2
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

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, and capital lease obligations. The carrying values of these financial instruments approximated the fair values at December 31, 2018 and March 31, 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Beginning balance	$101.8	$93.8
Initial fair value of redeemable noncontrolling interest of 3 Arts Entertainment	15.8	—
Net income (loss) attributable to redeemable noncontrolling interests	(11.6)	0.3
Noncontrolling interests discount accretion	15.7	4.5
Adjustments to redemption value	24.4	5.4
Cash distributions	(1.8)	(5.5)
Ending balance	$144.3	$98.5

Redeemable noncontrolling interests (included in temporary equity on the unaudited condensed consolidated balance sheets) relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

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
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2018 and 2017. As a result of the segment reorganization described in Note 15, the Company has presented prior period segment data in a manner that conforms to the current period presentation. The prior year information in the below table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical(1)	$28.5	$117.4	$147.9	$226.1
Home Entertainment
Digital Media	81.7	85.0	253.0	277.1
Packaged Media(1)	68.0	104.0	209.0	311.5
Total Home Entertainment	149.7	189.0	462.0	588.6
Television(1)	74.8	90.5	207.6	222.3
International	104.7	134.4	254.3	336.9
Other(1)	4.9	7.8	35.1	23.1
Total Motion Picture revenues	$362.6	$539.1	1,106.9	1,397.0

Television Production
Television	$151.5	$184.6	454.4	515.5
International	35.9	51.1	94.7	118.8
Home Entertainment
Digital Media	10.9	25.7	54.1	92.4
Packaged Media	2.5	4.1	5.9	10.0
Total Home Entertainment	13.4	29.8	60.0	102.4
Other	15.7	0.7	39.0	2.0
Total Television Production revenues	$216.5	$266.2	648.1	738.7

Media Networks - Programming Revenues	$366.8	$353.5	1,099.0	1,057.8

Intersegment eliminations	(12.7)	(16.1)	(87.1)	(104.7)
Total revenues	$933.2	$1,142.7	$2,766.9	$3,088.8
___________________

(1)
Certain amounts in the prior period have been reclassified in order to conform to the current period presentation. In particular, in the three and nine months ended December 31, 2017, within the Motion Picture segment $16.9 million was reclassified from Other revenue to Theatrical revenue ($8.1 million), Home Entertainment Packaged Media revenue ($3.7 million), and Television revenue ($5.1 million).

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2018 are as follows:

	Rest of Year Ending March 31, 2019	Year Ended March 31,
		2020	2021	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$490.0	$783.7	$240.7	$279.0	$1,793.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $64.6 million and $186.8 million, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2018, respectively, from performance obligations satisfied prior to March 31, 2018. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Payment Terms, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At December 31, 2018 and April 1, 2018, accounts receivable, contract assets and deferred revenue are as follows:

	December 31, 2018	April 1, 2018	Addition (Reduction)
	(Amounts in millions)
Accounts receivable, net - current	$833.1	$1,042.2	$(209.1)
Accounts receivable, net - non-current(1)	228.7	257.7	(29.0)
Contract asset - current(2)	69.0	78.3	(9.3)
Contract asset - non-current(3)	28.0	71.5	(43.5)
Deferred revenue - current	173.0	183.8	(10.8)
Deferred revenue - non-current	70.0	70.5	(0.5)
__________________

(1)	Included in accounts receivable within non-current other assets in the unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other within other current assets in the unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other within non-current other assets in the unaudited condensed consolidated balance sheets.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $23.6 million and $128.8 million were recognized during the three and nine months ended December 31, 2018, respectively, related to the balance of deferred revenue at April 1, 2018.

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
Summarized Balance Sheet and Income Statement Comparison of New and Prior Revenue Recognition Guidance

The following table presents the line items impacted by the adoption of the new revenue recognition guidance (described in Note 1) on the unaudited condensed consolidated balance sheet and statement of operations:

	December 31, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Balance Sheet Information:	(Amounts in millions)
Assets
Accounts receivable, net - current	$833.1	$(109.2)	$723.9
Other assets - current	227.7	(69.1)	158.6
Other assets - non-current	453.6	(2.1)	451.5
Investment in films and television programs and program rights, net	1,670.0	38.0	1,708.0

Liabilities
Accounts payable and accrued liabilities	432.5	(95.7)	336.8
Participations and residuals - current	499.6	(26.0)	473.6
Deferred revenue - current	173.0	(0.5)	172.5
Deferred revenue - non-current	70.0	0.7	70.7
Deferred tax liabilities	46.8	(4.2)	42.6

Equity
Retained earnings	346.0	(16.7)	329.3

	Three Months Ended December 31, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$933.2	$(7.4)	$925.8
Direct operating	502.0	(2.3)	499.7
Operating income	86.8	(5.1)	81.7
Interest and other income	2.9	0.1	3.0
Income before income taxes	25.4	(5.0)	20.4
Income tax provision	(5.3)	1.1	(4.2)
Net income	20.1	(3.9)	16.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended December 31, 2018
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$2,766.9	$5.7	$2,772.6
Direct operating	1,495.2	2.4	1,497.6
Operating income	164.0	3.3	167.3
Interest and other income	9.0	(0.2)	8.8
Loss before income taxes	(167.1)	3.1	(164.0)
Income tax benefit	26.6	(1.1)	25.5
Net loss	(140.5)	2.0	(138.5)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2018 and 2017 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$22.9	$193.0	$(129.0)	$382.3
Denominator:
Weighted average common shares outstanding	214.2	208.8	213.2	207.8
Basic net income (loss) per common share	$0.11	$0.92	$(0.61)	$1.84

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2018 and 2017 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$22.9	$193.0	$(129.0)	$382.3
Add:
Interest on convertible notes, net of tax	—	0.1	—	0.4
Numerator for diluted net income (loss) per common share	$22.9	$193.1	$(129.0)	$382.7

Denominator:
Weighted average common shares outstanding	214.2	208.8	213.2	207.8
Effect of dilutive securities:
Conversion of notes	—	2.1	—	2.1
Share purchase options	3.3	8.4	—	7.5
Restricted share units and restricted stock	0.2	0.7	—	0.7
Contingently issuable shares	3.1	1.6	—	1.6
Adjusted weighted average common shares outstanding	220.8	221.6	213.2	219.7
Diluted net income (loss) per common share	$0.10	$0.87	$(0.61)	$1.74

As a result of the net loss in the nine months ended December 31, 2018, the dilutive effect of the convertible notes, share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted loss per share. Anti-dilutive shares excluded from the calculation for the nine months ended December 31, 2018 totaled 7.9 million.
For the three and nine months ended December 31, 2018 and 2017, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	21.9	8.7	20.3	12.0
Restricted share units	1.3	0.2	0.9	0.2
Other issuable shares	2.9	1.1	2.5	1.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	26.1	10.0	23.7	13.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2018 and March 31, 2018. The table below outlines common shares reserved for future issuance:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	34.1	32.1
Restricted stock and restricted share units — unvested	2.2	2.2
Common shares available for future issuance under the 2017 Plan (as defined below)	7.7	10.3
Shares issuable upon conversion of April 2013 1.25% Notes	—	2.1
Shares reserved for future issuance	44.0	46.7

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

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2018, and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Compensation Expense:
Stock options	$4.7	$11.3	$18.2	$35.3
Restricted share units and other share-based compensation	5.9	11.2	19.8	31.5
Share appreciation rights	0.5	1.7	3.3	4.8
	11.1	24.2	41.3	71.6
Impact of accelerated vesting on equity awards(1)	2.4	2.9	2.4	2.9
Total share-based compensation expense	$13.5	$27.1	$43.7	$74.5

Tax impact(2)	(3.2)	(8.8)	(10.1)	(24.5)
Reduction in net income	$10.3	$18.3	$33.6	$50.0
___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.4	$0.6	$0.8	$1.0
Distribution and marketing	0.2	0.3	0.3	0.7
General and administration	10.5	23.3	40.2	69.9
Restructuring and other	2.4	2.9	2.4	2.9
	$13.5	$27.1	$43.7	$74.5

The following table sets forth the stock option, equity-settled SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2018:

	Stock Options and Equity-Settled SARs				Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares		Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2018	8,636,437	$26.93	23,463,115	$20.56	230,561	$28.49	2,001,049	$27.97
Granted	155,705	$28.07	3,190,256	$23.37	30,001	$23.51	830,972	$22.05
Options exercised or restricted stock or RSUs vested	(25,657)	$21.74	(277,609)	$14.97	(133,560)	$29.56	(649,659)	$28.07
Forfeited or expired	(392,788)	$33.49	(630,510)	$30.47	(12,767)	$25.30	(84,597)	$27.07
Outstanding at December 31, 2018	8,373,697	$26.66	25,745,252	$20.74	114,235	$26.28	2,097,765	$25.63

(c) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz merger (December 8, 2016), Lionsgate agreed to issue to the customer three $16.67 million annual installments of equity (or cash at Lionsgate's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the three months ended December 31, 2018, Lionsgate issued to the customer 431,332 Class A voting shares valued at $8.3 million and 467,902 Class B voting shares valued at $8.3 million (2017 - 266,667 Class A voting shares valued at $8.3 million and 278,334 Class B non-voting shares valued at $8.3 million).

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

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. The Company previously made provisional estimates of the effects of the Tax Act, such as the measurement of deferred tax assets and liabilities, the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, the Company completed its analysis and its accounting for the Tax Act, and there were no material adjustments to its provisional estimates.
For the quarters ended December 31, 2018 and 2017, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2019 and 2018, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax (provision) benefit using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax (provision) benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. In addition, the Company's income tax benefit was impacted by certain minimum taxes imposed by the Tax Act and the nondeductible portion of the Company's shareholder litigation settlements.
The Company's income tax (provision) benefit can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three and nine months ended December 31, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$13.3	$9.1	$17.0	$10.1
Accelerated vesting on equity awards (see Note 11)	2.4	2.9	2.4	2.9
Total severance costs	15.7	12.0	19.4	13.0
Transaction and related costs(2)	0.8	1.0	22.7	14.4
Development expense(3)	—	8.4	—	8.4
	$16.5	$21.4	$42.1	$35.8
_______________________

(1)
Severance costs in the three and nine months ended December 31, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives. As of December 31, 2018, the remaining severance liability was approximately $18.7 million, which is expected to be paid in the next 12 months.

(2)
Transaction and related costs in the three and nine months ended December 31, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters. In the three and nine months ended December 31, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In the three and nine months ended December 31, 2017, these costs were primarily related to the sale of EPIX (see Note 4), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

(3)
Development expense in the three and nine months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the three months ended December 31, 2017.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Severance liability
Beginning balance	$14.7	$22.2
Accruals	17.0	10.1
Severance payments	(13.0)	(16.8)
Other(1)	—	(0.7)
Ending balance	$18.7	$14.8
_______________________

(1)	In the nine months ended December 31, 2017, other represents non-cash reductions related to the settlement of certain liabilities relating to employee compensation with equity instruments.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information by business unit is presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Segment revenues
Motion Picture	$362.6	$539.1	$1,106.9	$1,397.0
Television Production	216.5	266.2	648.1	738.7
Media Networks	366.8	353.5	1,099.0	1,057.8
Intersegment eliminations	(12.7)	(16.1)	(87.1)	(104.7)
	$933.2	$1,142.7	$2,766.9	$3,088.8
Intersegment revenues
Motion Picture	$3.2	$2.3	$7.6	$8.4
Television Production	9.5	13.2	79.4	95.4
Media Networks	—	0.6	0.1	0.9
	$12.7	$16.1	$87.1	$104.7
Gross contribution
Motion Picture	$69.2	$82.1	$186.3	$230.9
Television Production	32.6	36.4	79.4	117.8
Media Networks	157.2	147.8	418.7	390.0
Intersegment eliminations	(1.2)	0.5	(3.4)	(8.0)
	$257.8	$266.8	$681.0	$730.7
Segment general and administration
Motion Picture	$25.7	$27.8	$78.6	$81.1
Television Production	11.4	8.6	32.9	28.3
Media Networks	23.1	25.4	73.3	75.5
	$60.2	$61.8	$184.8	$184.9
Segment profit
Motion Picture	$43.5	$54.3	$107.7	$149.8
Television Production	21.2	27.8	46.5	89.5
Media Networks	134.1	122.4	345.4	314.5
Intersegment eliminations	(1.2)	0.5	(3.4)	(8.0)
	$197.6	$205.0	$496.2	$545.8

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Company’s total segment profit	$197.6	$205.0	$496.2	$545.8
Corporate general and administrative expenses	(26.2)	(27.4)	(79.2)	(78.1)
Adjusted depreciation and amortization(1)	(10.1)	(9.8)	(30.4)	(29.2)
Restructuring and other(2)	(16.5)	(21.4)	(42.1)	(35.8)
Adjusted share-based compensation expense(3)	(11.1)	(24.2)	(41.3)	(71.6)
Purchase accounting and related adjustments(4)	(46.9)	(42.0)	(139.2)	(130.8)
Operating income	86.8	80.2	164.0	200.3
Interest expense	(45.3)	(46.3)	(152.2)	(147.3)
Shareholder litigation settlements(5)	—	—	(114.1)	—
Interest and other income	2.9	2.2	9.0	7.7
Other expense	(1.8)	—	(1.8)	—
Loss on extinguishment of debt	—	(6.2)	—	(24.2)
Gain (loss) on investments	(6.2)	(29.2)	(43.2)	171.8
Equity interests loss	(11.0)	(13.8)	(28.8)	(34.8)
Income (loss) before income taxes	$25.4	$(13.1)	$(167.1)	$173.5
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Depreciation and amortization	$41.0	$39.7	$122.1	$119.0
Less: Amount included in purchase accounting and related adjustments	(30.9)	(29.9)	(91.7)	(89.8)
Adjusted depreciation and amortization	$10.1	$9.8	$30.4	$29.2

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
			(Amounts in millions)
Total share-based compensation expense	$13.5	$27.1	$43.7	$74.5
Less: Amount included in restructuring and other(i)	(2.4)	(2.9)	(2.4)	(2.9)
Adjusted share-based compensation	$11.1	$24.2	$41.3	$71.6

(i)
Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$2.9	$10.4	$16.5	$36.5
General and administrative expense	13.1	1.7	31.0	4.5
Depreciation and amortization	30.9	29.9	91.7	89.8
	$46.9	$42.0	$139.2	$130.8

(5)
Shareholder litigation settlements of $114.1 million in the nine months ended December 31, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $964 million exceeds the previously accrued dissenting shareholders' liability including interest through the date agreed in the settlement. See Note 16.

See Note 10 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2018 and 2017.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$60.2	$61.8	$184.8	$184.9
Corporate general and administrative expenses	26.2	27.4	79.2	78.1
Share-based compensation expense included in general and administrative expense	10.5	23.3	40.2	69.9
Purchase accounting and related adjustments	13.1	1.7	31.0	4.5
	$110.0	$114.2	$335.2	$337.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Assets
Motion Picture	$1,774.8	$1,757.4
Television Production	1,476.5	1,400.5
Media Networks	4,902.5	5,166.5
Other unallocated assets(1)	426.5	643.2
	$8,580.3	$8,967.6
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

16. Contingencies

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. In addition, the matters discussed below under the captions Fiduciary Litigation and Appraisal Litigation have arisen in connection with the Starz merger.

The Company establishes an accrued liability for claims and legal proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.

Due to the inherent difficulty of predicting the outcome of claims and legal proceedings, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, if any, related to each pending matter may be. Accordingly, at this time, the Company has determined a loss related to these matters in excess of accrued liabilities is reasonably possible, however a reasonable estimate of the possible loss or range of loss cannot be made at this time.

Fiduciary Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Fiduciary Litigation"). These actions were consolidated into In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG, and the plaintiffs in the consolidated action filed a verified consolidated class action complaint on August 16, 2016. On August 18, 2016, plaintiffs filed a motion for expedited proceedings. On September 22, 2016, the court denied the motion. The defendants filed answers to the verified consolidated class action complaint on January 24, 2017. On May 16, 2018, the plaintiffs filed a verified amended consolidated class action complaint.  The amended complaint named as defendants former members of the board of directors of Starz Susan Lyne, Andrew Heller, Greg Maffei, Christopher Albrecht, Daniel E. Sanchez, and Charles Y. Tanabe.  The amended complaint also named as defendants Dr. Malone and Lions Gate.  The amended complaint alleged, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and related transactions; that Dr. Malone was a controlling stockholder of Starz who breached fiduciary duties owed to other Starz stockholders in connection with the merger and related transactions; and that Lions Gate aided and abetted such breaches of fiduciary duty. On June 18, 2018, the defendants (except Mr. Heller and Ms. Lyne) filed answers to the amended complaint. On July 3, 2018, Mr. Heller and Ms. Lyne filed a motion seeking summary judgment on the claims against them.

On August 9, 2016, a putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint named as defendants the members of the board of directors of Starz, Dr. Malone and Robert Bennett, as well as Lions Gate and an affiliated entity. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted such breaches of fiduciary duty. On December 10, 2016, the court granted the defendants’ unopposed motion to stay the action pending final resolution of the consolidated Delaware action.

As disclosed in the Company's Current Report on Form 8-K filed on August 24, 2018, on August 22, 2018, the parties to the Fiduciary Litigation reached an agreement in principle providing for the settlement of the Fiduciary Litigation on the terms and conditions set forth in an executed term sheet. On October 9, 2018, the parties to the Litigation executed a stipulation of settlement, which was filed with the court (the "Stipulation"). The Stipulation provides for, among other things, the final dismissal of the Fiduciary Litigation in exchange for a settlement payment made in the amount of $92.5 million, of which $37.8 million was reimbursed by insurance. The Company is continuing to seek additional insurance reimbursement, including pursuant to a lawsuit submitted by the Company on November 7, 2018 against certain insurers. Accordingly, in the nine months ended December 31, 2018, the Company has recorded the net expense of $54.8 million in the "shareholder litigation settlements" line item in the unaudited condensed consolidated statement of operations related to these items. The Fiduciary Litigation settlement was approved by the Court of Chancery of the State of Delaware and the settlement amount and insurance reimbursement discussed above were paid during the quarter ended December 31, 2018. On November 5, 2018, an insurer that entered into an agreement and contributed $10 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. The Company believes the lawsuit to be without merit and intends to vigorously defend it.

Appraisal Litigation

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal (representing approximately 22.5 million shares of Starz Series A common stock) were filed by purported Starz stockholders (dissenting shareholders) in the Court of Chancery of the State of Delaware (the "Appraisal Litigation"). These actions were consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. On November 8, 2018, the parties to the Appraisal Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the Appraisal Litigation in exchange for a settlement payment made by the Company of approximately $964 million, which the Company paid during the three months ended December 31, 2018. During the nine months ended December 31, 2018, the Company recorded a shareholder litigation charge of $59.3 million in the "shareholder litigation settlements" line item in the unaudited condensed consolidated statement of operations related to the Appraisal Litigation, representing the amount by which the settlement amount exceeds the previously accrued dissenting shareholders' liability including interest through the date agreed in the settlement. The portion of the settlement payment representing the $797.3 million value of the original merger consideration attributable to the dissenting shareholders that was accrued at the time of acquisition is reflected within cash flows from financing activities in the statement of cash flows, with the remainder of the settlement payment reflected within cash flows from operating activities in the statement of cash flows. The Appraisal Litigation settlement was approved by the Court of Chancery of the State of Delaware and the claims in the Appraisal Litigation were dismissed on November 19, 2018.

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
As of December 31, 2018, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from December 31, 2018):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£6.8	in exchange for	$9.6	£0.71
Canadian Dollar	C$21.8	in exchange for	$17.1	C$1.27
Australian Dollar	A$4.4	in exchange for	$3.5	A$1.28

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

As of December 31, 2018 and March 31, 2018, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.7 billion and nil, respectively.

The major terms of the Company's interest rate swap agreements as of December 31, 2018 are as follows (all related to the Company's LIBOR-based debt, see Note 6):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025

The following table presents the effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.8	$(0.3)	$1.2	$(0.5)
Loss reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.4)	$—	$(0.2)	$—

Interest rate swap agreements
Loss recognized in accumulated other comprehensive income (loss)	$(40.5)	$—	$(35.1)	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(2.3)	—	(6.1)	—

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$0.1	$(0.2)	$0.1	$—

Total direct operating expense on consolidated statements of operations	$502.0	$650.1	$1,495.2	$1,726.6
Total interest expense on consolidated statements of operations(1)	$42.7	$31.9	$116.9	$105.7
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.
The Company classifies its forward foreign exchange contracts and interest rate contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). As of December 31, 2018 and March 31, 2018, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.3	$0.9	$—
Interest rate swap agreements	—	—	35.1
Fair value of derivatives	$2.3	$0.9	$35.1

	March 31, 2018
	Other Current Assets		Accounts Payable and Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.3		$0.6
Fair value of derivatives	$0.3	(1)	$0.6	(1)
_____________

(1)	Includes an immaterial amount of forward foreign exchange contracts not designated as hedging instruments as of March 31, 2018.

As of December 31, 2018, based on the current release schedule, the Company estimates approximately $0.4 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending December 31, 2019.
As of December 31, 2018, the Company estimates approximately $4.0 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$121.6	$34.1
Product inventory	19.4	20.3
Tax credits receivable	86.7	141.4
	$227.7	$195.8
Other non-current assets
Prepaid expenses and other	$67.9	$23.8
Accounts receivable	228.7	325.2
Tax credits receivable	157.0	109.6
	$453.6	$458.6

Accounts Receivable Monetization

The Company has entered into agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. Upon transfer of the receivables, the Company receives cash proceeds from the third-party purchaser, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, and classifies the proceeds as cash flows from operating activities in the statement of cash flows. During the three and nine months ended December 31, 2018, the Company monetized trade accounts receivable with a carrying value of $132.9 million with third-party purchasers, which were derecognized from the Company's unaudited condensed consolidated balance sheet, in exchange for net cash proceeds of $131.1 million. The amount of proceeds received is based on the present value of the timing of the payment of the underlying trade accounts receivable transferred discounted at an average rate which is lower than the Company’s average borrowing rate under its Revolving Credit Facility. The Company recorded a loss of $1.8 million, which is included in the "other expense" line item on the unaudited condensed consolidated statement of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2018. At December 31, 2018, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, was $125.9 million.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2018	$(12.4)	$2.6	$0.1	$(9.7)
Cumulative effect of accounting changes	—	(2.6)	—	(2.6)
Other comprehensive loss	(7.2)	—	(24.9)	(32.1)
December 31, 2018	$(19.6)	$—	$(24.8)	$(44.4)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of December 31, 2018 or March 31, 2018.

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing activities is presented below:

	Nine Months Ended December 31,
	2018	2017
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions (see Note 2)	$83.7	$—

There were no significant non-cash financing activities for the nine months ended December 31, 2018 and 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Subsequent Events

On February 4, 2019 the Company closed a private offering of $550.0 million of 6.375% Senior Notes. The 6.375% Senior Notes bear interest at a rate of 6.375% per annum and mature on February 1, 2024. The Company expects to use the proceeds of the 6.375% Senior Notes to pay down outstanding amounts under its Revolving Credit Facility and for working capital purposes.

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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2018 and 2017.
Motion Picture
Our Motion Picture segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results.

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
Media Networks revenues may be based on a fixed fee, subject to nominal annual escalations, or a variable fee (i.e., a fee based on number of subscribers who receive our networks or other factors). Media Networks programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. The variable distribution fee arrangements represent sales or usage based royalties and are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Payments to distributors for marketing support costs for which Starz receives a direct benefit are recorded as distribution and marketing costs.
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.2 million and $3.3 million on our total revenue in the three and nine months ended December 31, 2018, respectively (2017 - $1.6 million and $4.7 million, respectively).
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended December 31, 2018 and 2017, we calculate the income tax benefit (provision) using the cut-off method.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. We previously reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, we completed our analysis and our accounting for the Tax Act, and there were no material adjustments to our provisional estimates.
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
Consolidation and Other Investments. We consolidate entities in which we own more than 50% of the voting common stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock, or do not exercise significant influence over operating and financial policies, are recorded at fair value using quoted market prices if the investment has a readily determinable fair value. If an equity investment's fair value is not readily determinable, we will recognize it at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to our investments in the investee. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income (loss).

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2018 and 2017. As previously described in the Overview section, as of April 1, 2018 the Television Production segment now includes the licensing of Starz original series productions to Starz Networks and the ancillary market distribution of Starz original productions and licensed product (previously included in the Media Networks segment). As a result, the Company has presented prior period segment data in a manner that conforms to the current period presentation.

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$362.6	$539.1	$(176.5)	(32.7)%
Television Production	216.5	266.2	(49.7)	(18.7)%
Media Networks	366.8	353.5	13.3	3.8%
Intersegment eliminations	(12.7)	(16.1)	3.4	(21.1)%
Total revenues	933.2	1,142.7	(209.5)	(18.3)%
Expenses:
Direct operating	502.0	650.1	(148.1)	(22.8)%
Distribution and marketing	176.9	237.1	(60.2)	(25.4)%
General and administration	110.0	114.2	(4.2)	(3.7)%
Depreciation and amortization	41.0	39.7	1.3	3.3%
Restructuring and other	16.5	21.4	(4.9)	(22.9)%
Total expenses	846.4	1,062.5	(216.1)	(20.3)%
Operating income	86.8	80.2	6.6	8.2%
Interest expense	(45.3)	(46.3)	1.0	(2.2)%
Interest and other income	2.9	2.2	0.7	31.8%
Other expense	(1.8)	—	(1.8)	n/a
Loss on extinguishment of debt	—	(6.2)	6.2	(100.0)%
Loss on investments	(6.2)	(29.2)	23.0	(78.8)%
Equity interests loss	(11.0)	(13.8)	2.8	(20.3)%
Income (loss) before income taxes	25.4	(13.1)	38.5	(293.9)%
Income tax (provision) benefit	(5.3)	204.2	(209.5)	(102.6)%
Net income	20.1	191.1	(171.0)	(89.5)%
Less: Net loss attributable to noncontrolling interest	2.8	1.9	0.9	47.4%
Net income attributable to Lions Gate Entertainment Corp. shareholders	$22.9	$193.0	$(170.1)	(88.1)%

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in the three months ended December 31, 2018, due to a decrease in Motion Picture revenues, and to a lesser extent, a decrease in Television Production revenues, partially offset by increased Media Networks revenues. The decrease in Motion Picture revenue was primarily due to lower theatrical revenue driven by fewer theatrical releases in the quarter ended December 31, 2018 as compared to the three months ended December 31, 2017, and the successful box office performance of Wonder in the prior year's quarter. The decrease in Motion Picture revenue was also attributable to lower home entertainment, international and television revenue. The decrease in Television Production revenue was primarily due to lower domestic television revenue, and to a lesser extent, lower international and home entertainment revenue, offset partially by increased other revenue. The increase in Media Networks revenue was primarily driven by higher average subscriptions and OTT revenue growth. See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$195.7	54.0%	$292.0	54.2%	$(96.3)	(33.0)%
Television Production	174.4	80.6	219.0	82.3	(44.6)	(20.4)%
Media Networks	140.1	38.2	144.7	40.9	(4.6)	(3.2)%
Other	3.3	nm	11.0	nm	(7.7)	(70.0)%
Intersegment eliminations	(11.5)	nm	(16.6)	nm	5.1	(30.7)%
	$502.0	53.8%	$650.1	56.9%	$(148.1)	(22.8)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended December 31, 2018, primarily due to decreased Motion Picture and Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$97.7	$165.0	$(67.3)	(40.8)%
Television Production	9.5	10.8	(1.3)	(12.0)%
Media Networks	69.5	61.0	8.5	13.9%
Other	0.2	0.3	(0.1)	(33.3)%
	$176.9	$237.1	$(60.2)	(25.4)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$48.6	$97.8	$(49.2)	(50.3)%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses decreased in the three months ended December 31, 2018, due primarily to decreased Motion Picture theatrical distribution and marketing expense driven by fewer Feature Films released and, to a lesser extent, lower home entertainment and international distribution and marketing expense, offset by a slight increase in Media Networks distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$25.7		$27.8		$(2.1)	(7.6)%
Television Production	11.4		8.6		2.8	32.6%
Media Networks	23.1		25.4		(2.3)	(9.1)%
Corporate	26.2		27.4		(1.2)	(4.4)%
	86.4	9.3%	89.2	7.8%	(2.8)	(3.1)%
Share-based compensation expense	10.5		23.3		(12.8)	(54.9)%
Purchase accounting and related adjustments	13.1		1.7		11.4	nm
Total general and administrative expenses	$110.0	11.8%	$114.2	10.0%	$(4.2)	(3.7)%
_______________________
nm - Percentage not meaningful.

General and administrative expenses decreased in the three months ended December 31, 2018, resulting primarily from lower share-based compensation expense partially offset by increased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $1.2 million, or 4.4%, primarily due to a decrease in incentive compensation.
The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards and lower fair values associated with stock option and other equity awards in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$10.5	$23.3
Restructuring and other(1)	2.4	2.9
Direct operating expense	0.4	0.6
Distribution and marketing expense	0.2	0.3
Total share-based compensation expense	$13.5	$27.1
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
Depreciation and Amortization Expense. Depreciation and amortization of $41.0 million in the three months ended December 31, 2018 was comparable to $39.7 million in the three months ended December 31, 2017.
Restructuring and Other. Restructuring and other decreased $4.9 million in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2018 and 2017 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$13.3	$9.1	$4.2	46.2%
Accelerated vesting on equity awards (see Note 11)	2.4	2.9	(0.5)	(17.2)%
Total severance costs	15.7	12.0	3.7	30.8%
Transaction and related costs(2)	0.8	1.0	(0.2)	(20.0)%
Development expense(3)	—	8.4	(8.4)	(100.0)%
	$16.5	$21.4	$(4.9)	(22.9)%
_______________________

(1)	Severance costs in the three months ended December 31, 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)	Transaction and related costs in the three months ended December 31, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters.

(3)
Development expense in the three months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the three months ended December 31, 2017.

Interest Expense. Interest expense of $45.3 million for the three months ended December 31, 2018 decreased $1.0 million, from $46.3 million in the three months ended December 31, 2017. The following table sets forth the components of interest expense for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$5.3	$0.7
Term loans	22.2	17.6
5.875% Senior Notes	7.7	7.7
Other(1)	4.5	2.3
	39.7	28.3
Amortization of debt discount and financing costs	3.0	3.6
	42.7	31.9

Interest on dissenting shareholders' liability(2)	2.6	14.4
Total interest expense	$45.3	$46.3
_______________________

(1)
In the three months ended December 31, 2018, amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)
Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger (see Note 16 to our unaudited condensed consolidated financial statements).

Other Expense. Other expense of $1.8 million for the three months ended December 31, 2018 represented the loss recorded related to our monetization of accounts receivable to third-party purchasers (see Note 18 to our unaudited condensed consolidated financial statements). There was no comparable charge in the three months ended December 31, 2017.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $6.2 million in the three months ended December 31, 2017, related to the write-off of deferred financing costs associated with the prepayment and repricing of the previous Term Loan B issued December 8, 2016, and issuance and voluntary repayments of the previous Term Loan B-1 facility. There was no comparable charge in the three months ended December 31, 2018.
Loss on Investments. The following table sets forth the components of the loss on investments for the three months ended December 31, 2018, (see Note 4 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Impairments of investments(1)	$(2.6)	$(29.2)
Unrealized losses on equity securities held as of December 31, 2018(2)	(3.6)	—
	$(6.2)	$(29.2)
______________________

(1)	Represents other-than-temporary impairments on our investments.

(2)	Represents the unrealized losses recorded for the change in fair value of our investment in available-for-sale equity securities measured at fair value.
Equity Interests Loss. Equity interests loss of $11.0 million in the three months ended December 31, 2018 primarily consisted of losses from Atom Tickets, Pop and Laugh Out Loud. This compared to equity interests loss of $13.8 million in the three months ended December 31, 2017, which primarily consisted of losses from Laugh Out Loud, Playco and Atom Tickets.

Income Tax (Provision) Benefit. We had an income tax provision of $5.3 million in the three months ended December 31, 2018, compared to an income tax benefit of $204.2 million in the three months ended December 31, 2017. Our income tax (provision) benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes certain foreign affiliate dividends in our Canadian jurisdiction that can be received without being subject to tax under Canadian tax law. In addition, our income tax provision for the three months ended December 31, 2018 included certain minimum taxes imposed by the Tax Act (further discussed below).

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

In the three months ended December 31, 2017, we recorded provisional amounts reflecting reasonable estimates of the impact of the Tax Act, which included a $165.0 million income tax benefit related to the impact of the corporate income tax rate reduction on our net deferred tax liabilities. In addition, we made provisional estimates of other effects of the Tax Act, such as the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, we completed our analysis and our accounting for the Tax Act, and there were no material adjustments our provisional estimates.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended December 31, 2018 was $22.9 million, or basic net income per common share of $0.11 on 214.2 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 220.8 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended December 31, 2017 of $193.0 million, or basic net income per common share of $0.92 on 208.8 million weighted average common shares outstanding and diluted net income per common share of $0.87 on 221.6 million weighted average common shares outstanding.

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

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$362.6	$539.1	$(176.5)	(32.7)%
Expenses:
Direct operating expense	195.7	292.0	(96.3)	(33.0)%
Distribution & marketing expense	97.7	165.0	(67.3)	(40.8)%
Gross contribution	69.2	82.1	(12.9)	(15.7)%
General and administrative expenses	25.7	27.8	(2.1)	(7.6)%
Segment profit	$43.5	$54.3	$(10.8)	(19.9)%

U.S. theatrical P&A expense included in distribution and marketing expense	$48.6	$97.8	$(49.2)	(50.3)%

Direct operating expense as a percentage of revenue	54.0%	54.2%

Gross contribution as a percentage of revenue	19.1%	15.2%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)(3)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$27.6	$0.9	$28.5	$108.1	$9.3	$117.4	$(88.9)
Home Entertainment
Digital Media	41.0	40.7	81.7	41.3	43.7	85.0	(3.3)
Packaged Media	37.9	30.1	68.0	45.4	58.6	104.0	(36.0)
Total Home Entertainment	78.9	70.8	149.7	86.7	102.3	189.0	(39.3)
Television	45.8	29.0	74.8	71.4	19.1	90.5	(15.7)
International	89.3	15.4	104.7	96.8	37.6	134.4	(29.7)
Other	3.4	1.5	4.9	6.4	1.4	7.8	(2.9)
	$245.0	$117.6	$362.6	$369.4	$169.7	$539.1	$(176.5)
____________________

(1)
Feature Film: Includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)
Certain amounts in the prior period have been reclassified in order to conform to the current period presentation. In particular, in the three months ended December 31, 2017, within the Motion Picture segment $16.9 million was reclassified from Other revenue to Theatrical revenue ($8.1 million), Home Entertainment Packaged Media revenue ($3.7 million), and Television revenue ($5.1 million).

Theatrical revenue decreased $88.9 million, or 75.7%, in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, driven by fewer Feature Films released in the current quarter as compared to the prior year's quarter, and the prior year's quarter included significant theatrical revenue from the successful performance of Wonder.

Home entertainment revenue decreased $39.3 million, or 20.8%, in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, driven by a decrease of $31.5 million from Other Than Feature Film, and a decrease of $7.8 million from Feature Films. The decrease in home entertainment revenue from Other Than Feature Film was primarily due to lower packaged media revenue from the Starz third party distribution business, and the prior year's quarter included packaged media revenues from a library distribution agreement. The decrease in home entertainment revenue from Feature Films was due to the performance of the titles released on packaged media from our Fiscal 2019 Theatrical Slate in the current quarter as compared to the performance of the titles released on packaged media from our Fiscal 2018 Theatrical Slate in the prior year's quarter, which included The Hitman's Bodyguard and American Assassin.
Television revenue decreased $15.7 million, or 17.3%, in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, primarily due to a decrease of $25.6 million of television revenue from our Feature Films in the current quarter as a result of lower revenue generated in the current quarter from our smaller Fiscal 2018 Theatrical Slate as compared to the revenue generated in the prior year's quarter from our Fiscal 2017 Theatrical Slate. This decrease was partially offset by an increase of $9.9 million of television revenue from Other Than Feature Film driven by revenue from I Can Only Imagine in the current quarter.
International revenue decreased $29.7 million, or 22.1%, in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017 primarily due to lower revenue from Other Than Feature Film as a result of significant revenues in the prior year's quarter from a library distribution agreement and UK third-party product. The decrease was also, to a lesser extent, driven by lower revenue from Feature Films due to our smaller Fiscal 2018 Theatrical Slate as compared to the revenue generated in the the prior year's quarter from our Fiscal 2017 Theatrical Slate, offset partially by increased revenue in the current quarter from Sicario: Day of the Soldado.
Direct Operating Expense. The decrease in direct operating expenses is due to the decrease in Motion Picture revenues. The slight decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and a decrease in investment in film write-downs. Investment in film write-downs were approximately $10.5 million in the three months ended December 31, 2018, as compared to approximately $24.2 million in the three months ended December 31, 2017.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended December 31, 2018 is primarily due to lower theatrical distribution and marketing costs driven by fewer Feature Films released in the current quarter as compared to the prior year's quarter. The decrease was, to a lesser extent, due to lower home entertainment and international distribution and marketing expenses associated with lower home entertainment and international revenue. In the three months ended December 31, 2018, approximately $5.9 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Cold Pursuit, Five Feet Apart and Hellboy. In the three months ended December 31, 2017, approximately $12.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as The Commuter and Early Man.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2018 decreased as compared to the three months ended December 31, 2017, due to lower Motion Picture revenue, offset partially by lower distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $2.1 million, or 7.6%, primarily due to decreases in salaries and related expenses and incentive compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$216.5	$266.2	$(49.7)	(18.7)%
Expenses:
Direct operating expense	174.4	219.0	(44.6)	(20.4)%
Distribution & marketing expense	9.5	10.8	(1.3)	(12.0)%
Gross contribution	32.6	36.4	(3.8)	(10.4)%
General and administrative expenses	11.4	8.6	2.8	32.6%
Segment profit	$21.2	$27.8	$(6.6)	(23.7)%

Direct operating expense as a percentage of revenue	80.6%	82.3%

Gross contribution as a percentage of revenue	15.1%	13.7%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$151.5	$184.6	$(33.1)	(17.9)%
International	35.9	51.1	(15.2)	(29.7)%
Home Entertainment
Digital	10.9	25.7	(14.8)	(57.6)%
Packaged Media	2.5	4.1	(1.6)	(39.0)%
Total Home Entertainment	13.4	29.8	(16.4)	(55.0)%
Other	15.7	0.7	15.0	nm
	$216.5	$266.2	$(49.7)	(18.7)%
________________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is television revenue. Television revenue decreased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, due to fewer television episodes delivered, and slightly lower revenue from the licensing of Starz original series in the current quarter as compared to the prior year's quarter.
International revenue decreased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, primarily due to lower revenue from the licensing of Starz original series in the current quarter as compared to the prior year's quarter, which included revenue from The Girlfriend Experience Season 2 and Ash Vs. Evil Dead Seasons 1 & 2.
Home entertainment revenue decreased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 driven by lower digital media revenue, and in particular, the prior year's quarter included significant digital media revenue from The Royals Season 3, and from the licensing of the Starz original series Ash Vs. Evil Dead.
Other revenue increased in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 due to revenue in the current quarter from the May 29, 2018 acquisition of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2018 decreased $44.6 million, or 20.4%, primarily driven by decreased revenue. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2018 decreased as compared to the three months ended December 31, 2017, primarily due to lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $2.8 million, or 32.6%, primarily due to increases in salaries and related expenses. The three months ended December 31, 2018 includes general and administrative expenses of 3 Arts Entertainment, acquired on May 29, 2018.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2018 and 2017.

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$366.8	$353.5	$13.3	3.8%
Expenses:
Direct operating expense	140.1	144.7	(4.6)	(3.2)%
Distribution & marketing expense	69.5	61.0	8.5	13.9%
Gross contribution	157.2	147.8	9.4	6.4%
General and administrative expenses	23.1	25.4	(2.3)	(9.1)%
Segment profit	$134.1	$122.4	$11.7	9.6%

Direct operating expense as a percentage of revenue	38.2%	40.9%

Gross contribution as a percentage of revenue	42.9%	41.8%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Three Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$362.1	$351.8	$10.3	2.9%
Streaming Services	4.7	1.7	3.0	176.5%
	$366.8	$353.5	$13.3	3.8%
Segment Profit:
Starz Networks	$135.5	$134.3	$1.2	0.9%
Streaming Services	(1.4)	(11.9)	10.5	(88.2)%
	$134.1	$122.4	$11.7	9.6%

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	December 31,	December 31,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	25.1	24.0
The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $10.3 million, due to an $8.0 million increase due to higher average subscriptions and a $2.3 million increase in effective rates primarily as a result of OTT revenue growth. During the three months ended December 31, 2018, the original series Outlander Season 4 and Counterpart Season 2 premiered on STARZ as compared to The Girlfriend Experience Season 2 in the prior year's quarter.

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
The increase in Media Networks' distribution and marketing expense is primarily due to higher advertising and marketing costs due to increased spend associated with our Starz Originals and the launch of STARZ with Amazon in the United Kingdom and Germany.
Gross Contribution. Gross contribution and gross contribution margin of the Media Networks segment for the three months ended December 31, 2018 and 2017 was primarily from Starz Networks, and increased compared to the prior year's quarter due to the increase in Starz Networks' revenue and lower Streaming Services direct operating expenses, partially offset by an increase in distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2018 decreased slightly from the prior year's quarter, due to decreases at Starz Networks and Streaming Services primarily due to a decrease in payroll and related costs.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,106.9	$1,397.0	$(290.1)	(20.8)%
Television Production	648.1	738.7	(90.6)	(12.3)%
Media Networks	1,099.0	1,057.8	41.2	3.9%
Intersegment eliminations	(87.1)	(104.7)	17.6	(16.8)%
Total revenues	2,766.9	3,088.8	(321.9)	(10.4)%
Expenses:
Direct operating	1,495.2	1,726.6	(231.4)	(13.4)%
Distribution and marketing	608.3	669.7	(61.4)	(9.2)%
General and administration	335.2	337.4	(2.2)	(0.7)%
Depreciation and amortization	122.1	119.0	3.1	2.6%
Restructuring and other	42.1	35.8	6.3	17.6%
Total expenses	2,602.9	2,888.5	(285.6)	(9.9)%
Operating income	164.0	200.3	(36.3)	(18.1)%
Interest expense	(152.2)	(147.3)	(4.9)	3.3%
Shareholder litigation settlements	(114.1)	—	(114.1)	n/a
Interest and other income	9.0	7.7	1.3	16.9%
Other expense	(1.8)	—	(1.8)	n/a
Loss on extinguishment of debt	—	(24.2)	24.2	(100.0)%
Gain (loss) on investments	(43.2)	171.8	(215.0)	(125.1)%
Equity interests income (loss)	(28.8)	(34.8)	6.0	(17.2)%
Income (loss) before income taxes	(167.1)	173.5	(340.6)	(196.3)%
Income tax benefit	26.6	205.0	(178.4)	(87.0)%
Net income (loss)	(140.5)	378.5	(519.0)	(137.1)%
Less: Net loss attributable to noncontrolling interest	11.5	3.8	7.7	202.6%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(129.0)	$382.3	$(511.3)	(133.7)%

_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in the nine months ended December 31, 2018, due to a decrease in Motion Picture revenues, and to a lesser extent, Television Production revenues, partially offset by increased Media Networks revenues and lower intersegment eliminations principally related to lower intersegment revenues in the Television Production segment. The decrease in Motion Picture revenue was primarily due to fewer Feature Films released in the current period as compared to the prior year's period. The decrease in Television Production revenue was due to lower domestic television, home entertainment revenue, and international revenue, offset partially by increased other revenue. The increase in Media Networks revenue was primarily driven by OTT revenue growth. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$579.4	52.3%	$746.9	53.5%	$(167.5)	(22.4)%
Television Production	539.7	83.3	590.8	80.0	(51.1)	(8.6)%
Media Networks	442.5	40.3	448.1	42.4	(5.6)	(1.2)%
Other	17.3	nm	37.5	nm	(20.2)	(53.9)%
Intersegment eliminations	(83.7)	nm	(96.7)	nm	13.0	(13.4)%
	$1,495.2	54.0%	$1,726.6	55.9%	$(231.4)	(13.4)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the nine months ended December 31, 2018, primarily due to decreased Motion Picture and Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$341.2	$419.2	$(78.0)	(18.6)%
Television Production	29.0	30.1	(1.1)	(3.7)%
Media Networks	237.8	219.7	18.1	8.2%
Other	0.3	0.7	(0.4)	(57.1)%
	$608.3	$669.7	$(61.4)	(9.2)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$197.6	$232.1	$(34.5)	(14.9)%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses decreased in the nine months ended December 31, 2018, due to decreased Motion Picture theatrical, and to a lesser extent, home entertainment and international distribution and marketing expenses, which were offset by increased Media Networks distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$78.6		$81.1		$(2.5)	(3.1)%
Television Production	32.9		28.3		4.6	16.3%
Media Networks	73.3		75.5		(2.2)	(2.9)%
Corporate	79.2		78.1		1.1	1.4%
	264.0	9.5%	263.0	8.5%	1.0	0.4%
Share-based compensation expense	40.2		69.9		(29.7)	(42.5)%
Purchase accounting and related adjustments	31.0		4.5		26.5	nm
Total general and administrative expenses	$335.2	12.1%	$337.4	10.9%	$(2.2)	(0.7)%
_______________________
nm - Percentage not meaningful.
General and administrative expenses decreased in the nine months ended December 31, 2018, resulting from lower share-based compensation expense and decreases in Motion Picture and Media Networks general and administrative expenses, partially offset by increased purchase accounting and related adjustments and increased Corporate and Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $1.1 million, or 1.4%, primarily due to increases in salaries and related expenses and rent and facilities costs, partially offset by a decrease in incentive compensation.
The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards and lower fair values associated with stock option and other equity awards in the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. The following table reconciles this amount to total share-based compensation expense:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$40.2	$69.9
Restructuring and other(1)	2.4	2.9
Direct operating expense	0.8	1.0
Distribution and marketing expense	0.3	0.7
Total share-based compensation expense	$43.7	$74.5
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

Depreciation and Amortization Expense. Depreciation and amortization of $122.1 million for the nine months ended December 31, 2018 was comparable to $119.0 million in the nine months ended December 31, 2017.
Restructuring and Other. Restructuring and other increased $6.3 million in the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2018 and 2017 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$17.0	$10.1	$6.9	68.3%
Accelerated vesting on equity awards (see Note 11)	2.4	2.9	(0.5)	(17.2)%
Total severance costs	19.4	13.0	6.4	49.2%
Transaction and related costs(2)	22.7	14.4	8.3	57.6%
Development expense(3)	—	8.4	(8.4)	(100.0)%
	$42.1	$35.8	$6.3	17.6%
_______________________

(1)	Severance costs in the nine months ended December 31, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the nine months ended December 31, 2018 and 2017 reflect transaction, integration and legal costs associated with certain strategic transactions and legal matters. In the nine months ended December 31, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In the nine months ended December 31, 2017, these costs were primarily related to the sale of EPIX (see Note 4 to our unaudited condensed consolidated financial statements), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

(3)
Development expense in the nine months ended December 31, 2017 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the prior year's period.

Interest Expense. Interest expense of $152.2 million in the nine months ended December 31, 2018 increased $4.9 million from the nine months ended December 31, 2017. The following table sets forth the components of interest expense for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$7.2	$3.0
Term loans	63.5	61.1
5.875% Senior Notes	22.9	23.0
Other(1)	14.3	7.6
	107.9	94.7
Amortization of debt discount and financing costs	9.0	11.0
	116.9	105.7
Interest on dissenting shareholders' liability(2)	35.3	41.6
Total interest expense	$152.2	$147.3
 ______________________

(1)
In the nine months ended December 31, 2018, amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)
Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger. See Note 16 to our unaudited condensed consolidated financial statements

Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in the nine months ended December 31, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million, and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $964 million exceeds the previously accrued dissenting shareholders' liability including interest through the date agreed in the settlement. There were no comparable charges in the nine months ended December 31, 2017. See Note 16 to our unaudited condensed consolidated financial statements.
Other Expense. Other expense of $1.8 million for the nine months ended December 31, 2018 represented the loss recorded related to our monetization of accounts receivable to third-party purchasers (see Note 18 to our unaudited condensed consolidated financial statements). There was no comparable charge in the nine months ended December 31, 2017.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $24.2 million in the nine months ended December 31, 2017 related to the write-off of deferred financing costs associated with the prepayment and repricing of the previous Term Loan B issued December 8, 2016. and issuance and voluntary repayments of the previous Term Loan B-1 facility, with no comparable charge in the nine months ended December 31, 2018.
Gain (Loss) on Investments The following table sets forth the components of the gain (loss) on investments for the nine months ended December 31, 2018 and 2017 (see Note 4 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Impairments of investments(1)	$(36.8)	$(29.2)
Unrealized losses on equity securities held as of December 31, 2018(2)	(6.4)	—
Gain on sale of EPIX(3)	—	201.0
	$(43.2)	$171.8
___________________

(1)	Represents other-than-temporary impairments on our investments.

(2)	Represents the unrealized losses recorded for the change in fair value of our investment in available-for-sale equity securities measured at fair value.

(3)	Represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX.

Equity Interests Loss. Equity interests loss of $28.8 million in the three months ended December 31, 2018 primarily consisted of losses from Atom Tickets, Laugh Out Loud, Playco and Pop. This compared to equity interests loss of $34.8 million in the three months ended December 31, 2017, which primarily consisted of losses from Laugh Out Loud, Playco, Defy Media Group and Pop.

Income Tax Benefit. We had an income tax benefit of $26.6 million in the nine months ended December 31, 2018, compared to an income tax benefit of $205.0 million in the nine months ended December 31, 2017. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes certain foreign affiliate dividends in our Canadian jurisdiction that can be received without being subject to tax under Canadian tax law. In addition, our income tax benefit for the nine months ended December 31, 2018 was partially offset by certain minimum taxes imposed by the Tax Act (further discussed below) and the nondeductible portion of our shareholder litigation settlements.

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

In the nine months ended December 31, 2017, we recorded provisional amounts reflecting reasonable estimates of the impact of the Tax Act, which included a $165.0 million income tax benefit related to the impact of the corporate income tax rate reduction on our net deferred tax liabilities. In addition, we made provisional estimates of other effects of the Tax Act, such as the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, we completed our analysis and our accounting for the Tax Act, and there were no material adjustments to our provisional estimates.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2018 was $129.0 million, or basic and diluted net loss per common share of $0.61 on 213.2 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the nine months ended December 31, 2017 of $382.3 million, or basic net income per common share of $1.84 on 207.8 million weighted average common shares outstanding and diluted net income per common share of $1.74 on 219.7 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,106.9	$1,397.0	$(290.1)	(20.8)%
Expenses:
Direct operating expense	579.4	746.9	(167.5)	(22.4)%
Distribution & marketing expense	341.2	419.2	(78.0)	(18.6)%
Gross contribution	186.3	230.9	(44.6)	(19.3)%
General and administrative expenses	78.6	81.1	(2.5)	(3.1)%
Segment profit	$107.7	$149.8	$(42.1)	(28.1)%

U.S. theatrical P&A expense included in distribution and marketing expense	$197.6	$232.1	$(34.5)	(14.9)%

Direct operating expense as a percentage of revenue	52.3%	53.5%

Gross contribution as a percentage of revenue	16.8%	16.5%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)(3)	Total	Feature Film(1)	Other Than Feature Film(2)(3)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$101.8	$46.1	$147.9	$200.8	$25.3	$226.1	$(78.2)
Home Entertainment
Digital Media	109.8	143.2	253.0	153.2	123.9	277.1	(24.1)
Packaged Media	82.4	126.6	209.0	163.2	148.3	311.5	(102.5)
Total Home Entertainment	192.2	269.8	462.0	316.4	272.2	588.6	(126.6)
Television	159.4	48.2	207.6	193.0	29.3	222.3	(14.7)
International	200.8	53.5	254.3	266.0	70.9	336.9	(82.6)
Other	31.4	3.7	35.1	18.9	4.2	23.1	12.0
	$685.6	$421.3	$1,106.9	$995.1	$401.9	$1,397.0	$(290.1)
____________________

(1)
Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes Managed Brands, which represents direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investee, Roadside Attractions. This category also includes certain specialty theatrical releases with our equity method investee, Pantelion Films, and other titles.

(3)
Certain amounts in the prior year's period have been reclassified in order to conform to the current period presentation. In particular, in the nine months ended December 31, 2017, within the Motion Picture segment $16.9 million was reclassified from Other revenue to Theatrical revenue ($8.1 million), Home Entertainment Packaged Media revenue ($3.7 million), and Television revenue ($5.1 million).

Theatrical revenue decreased $78.2 million, or 34.6%, in the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017, driven by fewer Feature Films released in the current period as compared to the prior year's period, and the prior year's period included significant theatrical revenue from Wonder and The Hitman's Bodyguard. The decrease in revenue from our Feature Films was offset by an increase in revenue from Other Than Feature Film product categories, driven by the performance of Pantelion Films' Overboard in the current period, as compared to How to Be a Latin Lover in the prior year's period, and revenues from the Good Universe film, Extinction in the current period.

Home entertainment revenue decreased $126.6 million, or 21.5%, in the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017, primarily due to a decrease of $124.2 million of home entertainment revenue from our Feature Films, driven by lower packaged media revenue (and to a lesser extent, digital media revenue) in the current period from our smaller Fiscal 2018 Theatrical Slate, as compared to the revenue in the prior year's period from our Fiscal 2017 Theatrical Slate, which included the home entertainment release of La La Land and John Wick: Chapter 2.
International revenue decreased $82.6 million, or 24.5%, in the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017, primarily driven by lower revenue in the current period from our Feature Films due to our smaller Fiscal 2018 Theatrical Slate, as compared to the revenue generated in the prior year's period from our Fiscal 2017 Theatrical Slate, which included international revenue from La La Land, Power Rangers and John Wick: Chapter 2. This decrease was partially offset by increased revenue in the current period from Sicario: Day of the Soldado. The decrease in international revenue was also, to a lesser extent, driven by lower revenue from Other Than Feature Film as a result of significant revenues in the prior year's period from a library distribution agreement and UK third-party product.

Direct Operating Expense. The decrease in direct operating expenses is due to the decrease in Motion Picture revenues. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and a decrease in investment in film write-downs. Investment in film write-downs were approximately $17.4 million in the nine months ended December 31, 2018, as compared to approximately $26.8 million in the nine months ended December 31, 2017.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2018 is primarily due to lower theatrical distribution and marketing costs driven by fewer Feature Films released in the current period as compared to the prior year's period, offset partially by increased theatrical P&A expense attributable to titles released from our Other Than Feature Film category. The decrease was also, to a lesser extent, due to lower home entertainment and international distribution and marketing expenses associated with lower home entertainment and international revenue. In the nine months ended December 31, 2018, approximately $6.6 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Cold Pursuit, Five Feet Apart and Hellboy. In the nine months ended December 31, 2017, approximately $14.8 million of P&A was incurred in advance for films to be released in subsequent periods, such as The Commuter, Early Man and Robin Hood.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2018 decreased as compared to the nine months ended December 31, 2017, primarily due to a decrease in Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2018 decreased $2.5 million, or 3.1%, primarily due to decreases in incentive compensation and professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$648.1	$738.7	$(90.6)	(12.3)%
Expenses:
Direct operating expense	539.7	590.8	(51.1)	(8.6)%
Distribution & marketing expense	29.0	30.1	(1.1)	(3.7)%
Gross contribution	79.4	117.8	(38.4)	(32.6)%
General and administrative expenses	32.9	28.3	4.6	16.3%
Segment profit	$46.5	$89.5	$(43.0)	(48.0)%

Direct operating expense as a percentage of revenue	83.3%	80.0%

Gross contribution as a percentage of revenue	12.3%	15.9%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Television Production	(Amounts in millions)
Television	$454.4	$515.5	$(61.1)	(11.9)%
International	94.7	118.8	(24.1)	(20.3)%
Home Entertainment
Digital	54.1	92.4	(38.3)	(41.5)%
Packaged Media	5.9	10.0	(4.1)	(41.0)%
Total Home Entertainment	60.0	102.4	(42.4)	(41.4)%
Other	39.0	2.0	37.0	nm
	$648.1	$738.7	$(90.6)	(12.3)%
_____________________
nm - Percentage not meaningful
The primary component of Television Production revenue is television revenue. Television revenue decreased in the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017, primarily due to fewer television episodes delivered, and to a lesser extent, decreased revenues from the licensing of Starz original series in the current period as compared to the prior year's period. These decreases were offset partially by increased license fees from unscripted television programs.
International revenue in the nine months ended December 31, 2018 decreased $24.1 million, or 20.3% as compared to the nine months ended December 31, 2017, primarily due to lower revenue in the current period for library television titles, such as Mad Men and Dirty Dancing, and the licensing of the Starz original series The Girlfriend Experience Season 2 in the prior year's period.
Home entertainment revenue in the nine months ended December 31, 2018 decreased $42.4 million, or 41.4%, primarily driven by a significant contribution of revenues from a digital media licensing arrangement in the prior year's period for the Starz original series, Power Seasons 1 - 4.
Other revenue increased in the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 due to revenue in the current period from the May 29, 2018 acquisition of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2018 decreased $51.1 million, or 8.6%, primarily driven by lower Television Production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the increase in revenue from unscripted television programs in the current period relative to total television production revenue.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for the nine months ended December 31, 2018 decreased as compared to the nine months ended December 31, 2017 primarily due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $4.6 million, or 16.3%, primarily due to increases in salaries and related expenses. The nine months ended December 31, 2018 includes general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,099.0	$1,057.8	$41.2	3.9%
Expenses:
Direct operating expense	442.5	448.1	(5.6)	(1.2)%
Distribution & marketing expense	237.8	219.7	18.1	8.2%
Gross contribution	418.7	390.0	28.7	7.4%
General and administrative expenses	73.3	75.5	(2.2)	(2.9)%
Segment profit	$345.4	$314.5	$30.9	9.8%

Direct operating expense as a percentage of revenue	40.3%	42.4%

Gross contribution as a percentage of revenue	38.1%	36.9%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,087.0	$1,053.7	$33.3	3.2%
Streaming Services	12.0	4.1	7.9	192.7%
	$1,099.0	$1,057.8	$41.2	3.9%
Segment Profit:
Starz Networks	$354.9	$345.6	$9.3	2.7%
Streaming Services	(9.5)	(31.1)	21.6	(69.5)%
	$345.4	$314.5	$30.9	9.8%

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	December 31,	December 31,
	2018	2017
	(Amounts in millions)
Period End Subscriptions:
STARZ	25.1	24.0

The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $33.3 million due to a $34.8 million increase in effective rates primarily as a result of OTT revenue growth, partially offset by a $1.5 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During the nine months ended December 31, 2018, the original series Howards End, Sweetbitter Season 1, Vida Season 1, Wrong Man, Power Season 5, America to Me, Warriors of Liberty City, Outlander Season 4, and Counterpart Season 2 premiered on STARZ as compared to The White Princess, American Gods Season 1, Power Season 4, Survivor's Remorse Season 4, Outlander Season 3, and The Girlfriend Experience Season 2 in the prior year's period.

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
The decrease in Media Networks direct operating expense is primarily due to lower Streaming Services expenses, partially offset by an increase in Starz Networks' expenses. The increase in Starz Networks’ direct operating expense is due to higher programming cost amortization related to our Starz Originals and the launch of STARZ with Amazon in the United Kingdom and Germany, partially offset by a decrease in programming cost amortization related to our programming output agreements.
The increase in Media Networks distribution and marketing expense is due to an increase in Starz Networks' OTT related advertising and marketing costs, and a slight increase in distribution and marketing expense for Streaming Services.
Gross Contribution. Gross contribution of the Media Networks segment for the nine months ended December 31, 2018 was primarily from Starz Networks and increased compared to the prior year's period due to the increase in Starz Networks' revenue and lower Streaming Services direct operating expenses, partially offset by an increase in distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the nine months ended December 31, 2018 decreased slightly from the prior year's period, driven by a decrease in Streaming Services, offset partially by a slight increase at Starz Networks.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at December 31, 2018 primarily consisted of a $1.5 billion five-year revolving credit facility entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), and 5.875% senior notes due 2024 (the "5.875% Senior Notes").

On February 4, 2019 the Company closed a private offering of $550.0 million of senior notes due 2024 (the "6.375% Senior Notes"). The 6.375% Senior Notes bear interest at a rate of 6.375% per annum and mature on February 1, 2024. The Company expects to use the proceeds of the 6.375% Senior Notes to pay down outstanding amounts under its Revolving Credit Facility and for working capital purposes.
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
In addition, the Company has a redeemable noncontrolling interest balance of $144.3 million related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, and available production financing will be adequate to meet known operational cash, and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and video release schedules, and future equity or cost method investment funding requirements, and the purchase of common shares under our share repurchase program. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, distribution commitments, and the monetization of trade accounts receivable. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2018, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2018, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended December 31, 2018.
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
Capacity to Pay Dividends. At December 31, 2018, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $140.5 million and retained earnings of $346.0 million were deemed free of restrictions at December 31, 2018.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents decreased by $270.4 million for the nine months ended December 31, 2018 and decreased by $104.4 million for the nine months ended December 31, 2017, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2018 and 2017 were as follows:

	Nine Months Ended
	December 31,
	2018	2017	Net Change
	(Amounts in millions)
Operating income	$164.0	$200.3	$(36.3)
Amortization of films and television programs and program rights	1,105.3	1,232.8	(127.5)
Non-cash share-based compensation	43.7	74.5	(30.8)
Cash interest	(107.9)	(94.7)	(13.2)
Current income tax provision	(9.7)	15.7	(25.4)
Shareholder litigation settlement charges and interest	(221.3)	—	(221.3)
Other non-cash charges included in operating activities	151.6	132.4	19.2
Cash flows from operations before changes in operating assets and liabilities	1,125.7	1,561.0	(435.3)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	308.5	48.6	259.9
Investment in films and television programs and program rights	(1,073.5)	(1,088.0)	14.5
Other changes in operating assets and liabilities	(105.0)	(152.3)	47.3
Changes in operating assets and liabilities	(870.0)	(1,191.7)	321.7
Net Cash Flows Provided By Operating Activities	$255.7	$369.3	$(113.6)
Cash flows provided by operating activities for the nine months ended December 31, 2018 were $255.7 million compared to cash flows provided by operating activities of $369.3 million for the nine months ended December 31, 2017. The decrease in cash provided by operating activities for the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 is due to lower cash flows from operations before changes in operating assets and liabilities, which includes the portion of the shareholder litigation settlement and dissenting shareholders' liability payments in excess of the amounts originally accrued at the acquisition date associated with the Starz merger which are included in the financing activities below. These decreases were partially offset by lower cash used from changes in operating assets and liabilities, which were primarily driven by higher decreases on accounts receivable and other assets and lower decreases in accounts payable and accrued liabilities (included in "other changes in operating assets and liabilities" above). The higher decreases in accounts receivables were impacted by the $132.9 million monetization of accounts receivables (see Note 18 to our unaudited condensed consolidated financial statements) which contributed to the cash flows provided by operating activities. Cash flows provided by operating activities and cash on hand were primarily used to pay down debt.
Investing Activities. Cash flows provided by (used in) investing activities for the nine months ended December 31, 2018 and 2017 were as follows:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Proceeds from the sale of equity method investee, net of transaction costs	$—	$393.7
Investment in equity method investees	(39.6)	(47.6)
Business acquisitions, net of cash acquired of $5.5	(77.3)	(1.8)
Capital expenditures	(28.9)	(28.4)
Net Cash Flows Provided By (Used In) Investing Activities	$(145.8)	$315.9
Cash used in investing activities of $145.8 million for the nine months ended December 31, 2018 compared to cash provided by investing activities of $315.9 million for the nine months ended December 31, 2017, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in the nine months ended December 31, 2017 (see Note 4 to our unaudited condensed consolidated financial statements), compared to cash used for the purchase of 3 Arts Entertainment, net of cash acquired (see Note 2 to our unaudited condensed consolidated financial statements) in the nine months ended December 31, 2018.
Financing Activities. Cash flows used in financing activities for the nine months ended December 31, 2018 and 2017 were as follows:

	Nine Months Ended
	December 31,
	2018	2017
	(Amounts in millions)
Debt - borrowings	$2,909.5	$161.6
Debt - repayments	(2,468.8)	(992.1)
Net repayments of debt	440.7	(830.5)

Production loans - borrowings	246.9	299.5
Production loans - repayments	(208.2)	(267.2)
Net proceeds from (repayments of) production loans	38.7	32.3

Payment of dissenter liability accrued at acquisition	(797.3)	—
Other financing activities	(62.4)	8.6
Net Cash Flows Used In Financing Activities	$(380.3)	$(789.6)
Cash flows used in financing activities of $380.3 million for the nine months ended December 31, 2018 compared to cash flows used in financing activities of $789.6 million for the nine months ended December 31, 2017. Cash flows used in financing activities for the nine months ended December 31, 2018 primarily reflects the payment of the dissenting shareholders' liability accrued at acquisition associated with the Starz merger (see Note 16 to our unaudited condensed consolidated financial statements), the repayment of the April 2013 1.25% Notes in the amount of $60.0 million, and required repayments on our term loans. The debt borrowings and repayments above reflect an intercompany refinancing transaction during the nine months ended December 31, 2018. In addition, cash flows used in financing activities in the nine months ended December 31, 2018 reflects net production loan borrowings of $38.7 million, and cash paid for dividends of $57.4 million.
Cash flows used in financing activities for the nine months ended December 31, 2017 primarily reflects cash used for debt repayments, including the early prepayment of $740.0 million in principal amount of the previously outstanding Term Loan B issued December 8, 2016, required repayments on the previously outstanding term loans issued December 8, 2016, and the refinancing of $925.0 million of the previously outstanding Term Loan B and issuance of the Term Loan B-1. In addition, cash flows provided by financing activities in the nine months ended December 31, 2017 reflects net production loan borrowings of $32.3 million.

Debt
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our debt.

Production Loans

See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2018:

	Three Months Ended March 31,	Year Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of December 31, 2018 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$520.0	$—	$520.0
Term Loan A	—	37.5	52.5	75.0	585.0	—	750.0
Term Loan B	3.1	12.5	12.5	12.5	12.5	1,187.5	1,240.6
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
Film obligations and production loans(1)	126.4	425.1	20.1	10.9	5.0	2.9	590.4
Capital lease obligations	0.7	3.0	3.0	0.9	0.9	37.6	46.1
	130.2	478.1	88.1	99.3	1,123.4	1,748.0	3,667.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	289.8	612.9	120.9	133.5	17.9	12.9	1,187.9
Interest payments(3)	47.8	111.5	109.2	106.4	103.1	185.9	663.9
Operating lease commitments	9.4	36.5	35.3	33.9	26.5	48.2	189.8
Other contractual obligations	65.0	87.8	46.5	24.8	11.4	0.9	236.4
	412.0	848.7	311.9	298.6	158.9	247.9	2,278.0
Total future commitments under contractual obligations (4)(5)	$542.2	$1,326.8	$400.0	$397.9	$1,282.3	$1,995.9	$5,945.1
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

(4)
Not included in the amounts above are $144.3 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

(5)
Subsequent to December 31, 2018, on February 4, 2019 the Company closed a private offering of $550.0 million of 6.375% Senior Notes due 2024, which are not reflected in the amounts above. See Note 19 to our unaudited condensed consolidated financial statements.

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.8 billion at December 31, 2018. The decline in remaining performance obligations as compared to the prior quarter is primarily due to the timing of a fixed fee arrangement transitioning to a variable fee arrangement in the Media Networks segment and therefore is excluded from the disclosure of remaining performance obligations. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at December 31, 2018 and March 31, 2018, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of December 31, 2018, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 15 months from December 31, 2018):

December 31, 2018
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£6.8	in exchange for	$9.6	£0.71
Canadian Dollar	C$21.8	in exchange for	$17.1	C$1.27
Australian Dollar	A$4.4	in exchange for	$3.5	A$1.28

Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three and nine months ended December 31, 2018 were $0.8 million and $1.2 million, respectively, net of tax, (2017 - losses of $0.3 million and $0.5 million, respectively), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three and nine months ended December 31, 2018 were $0.1 million and $0.1 million, respectively (2017 - loss of $0.2 million and nil, respectively) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. At December 31, 2018, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 17 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of December 31, 2018, each quarter point change in interest rates would result in a $4.5 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 4.73% to 5.61% and applicable margins ranging from 1.50% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

At December 31, 2018, our 5.875% Senior Notes had an outstanding principal value of $520.0 million, and an estimated fair value of $509.6 million. A 1% increase or decrease in the level of interest rates would decrease or increase the fair value of the 5.875% Senior Notes by approximately $24.1 million and $20.8 million, respectively.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2018:

	Three Months Ended March 31,	Year Ended March 31,						Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	December 31, 2018
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$520.0	$—	$520.0	$520.0
Average Interest Rate	—	—	—	—	4.25%	—
Term Loan A(1)	—	37.5	52.5	75.0	585.0	—	750.0	722.8
Average Interest Rate	—	4.25%	4.25%	4.25%	4.25%	—
Term Loan B(2)	3.1	12.5	12.5	12.5	12.5	1,187.5	1,240.6	1,226.6
Average Interest Rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%
Production loans(3)	17.5	374.1	—	—	—	—	391.6	391.6
Average Interest Rate	5.27%	5.02%	—	—	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	—	—	520.0	520.0	509.6
Average Interest Rate	—	—	—	—	—	5.88%
Interest Rate Swaps(5)
Variable to fixed notional amount	$—	$—	$—	$—	$—	$1,700.0	$1,700.0	$(35.1)
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

(3)
Represents amounts owed to film production entities on anticipated delivery date or release date of the titles or the contractual due dates of the obligation, that incur interest at rates ranging from approximately 4.73% to 5.61%.

(4)	Senior notes with a fixed interest rate equal to 5.875%.

(5)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt with fixed rates paid ranging from 2.723% to 2.915% maturing in March 2025. See Note 17 to our unaudited condensed consolidated financial statements.

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
As of December 31, 2018, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2018.
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

No common shares were purchased by us during the three months ended December 31, 2018.

Additionally, during the three months ended December 31, 2018, 4,020 Class A voting shares and 133,786 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
10.39*x	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2018
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 7, 2019		Title:	Duly Authorized Officer and Chief Financial Officer