Form 10-K
period 2019-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2019-05-23
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019

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
Registrant’s telephone number, including area code:
(877) 848-3866
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Voting Common Shares, no par value per share	LGF.A	New York Stock Exchange
Class B Non-Voting Common Shares, no par value per share	LGF.B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,255,846,171, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 20, 2019, 82,605,121 shares of the registrant’s no par value Class A voting common shares were outstanding, and 133,601,545 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “ 2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LGF.A, LGF.B) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, video games, esports and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure.

We manage and report our operating results through three reportable business segments: Motion Picture, Television Production and Media Networks. Financial information for our segments is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

Motion Picture

Our Motion Picture segment includes revenues derived from the following:

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the United States and through a sub-distributor in Canada).

•
Home Entertainment. Home Entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.

•	Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.

•
International. International revenues are derived from (i) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis, and (ii) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

•
Other. Other revenues are derived from, among others, the licensing of our film and television content to other ancillary markets, our interactive ventures and games division, our global live and location-based entertainment franchise division, and the sales and licensing of music from the theatrical exhibition of our films and the television broadcast of our productions.

Television Production

Our Television Production segment includes revenues derived from the following:

•
Television. Television revenues are derived from the licensing to domestic markets (e.g., linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues also include revenue from licenses to subscription-video-on-demand (“SVOD”) platforms in which the initial license of a television series is to an SVOD platform.

•
International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•	Home Entertainment. Home Entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.

•
Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions due to our interest in 3 Arts Entertainment related to talent management.

Media Networks

Our Media Networks segment includes revenues derived from the following:

•
Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the top (“OTT”) (collectively, “Distributors”), and on a direct-to-consumer basis. Starz Networks' revenues also include international revenues from the OTT distribution of the Company's STARZ branded premium subscription video services.

•	STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services internationally.

•	Streaming Services. Streaming Services revenues are derived from the Lionsgate legacy start-up direct to consumer streaming services on SVOD platforms.

Segment Revenue

For the year ended March 31, 2019, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 39.8%, Television Production 25.0% and Media Networks 39.7%, and intersegment revenue eliminations represented (4.5)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 14.7%;
•Home Entertainment, 40.4%;
•Television, 18.7%;
•International, 23.3%; and
•Motion Picture-Other, 2.8%.

Within the Television Production segment, revenues were generated from the following:
•Television, 71.2%;
•International, 14.8%;
•Home Entertainment, 8.1%; and
•Television Production-Other, 5.8%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 98.6%;
•STARZPLAY International, 0.1%
•Streaming Services, 1.2%.

Corporate Strategy

We continue to grow and diversify our portfolio of content to capitalize on demand from streaming and traditional platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of content, by balancing our financial risks against the probability of commercial success for each project. We also continue to invest in new programming and marshal our resources Company-wide to support the continued robust growth of Starz’s direct-to-consumer offering and expansion of the Starz brand around the world. We believe that our strategic focus on content, alignment of our content creation and distribution platforms, and creation of other innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and create significant incremental long-term value for our shareholders.

MOTION PICTURE

Motion Picture - Theatrical

Production and Acquisition

We take a disciplined approach to theatrical production, with the goal of producing content that can be distributed through various domestic and international platforms. In doing so, we attempt to mitigate the financial risk associated with production by, among other things:

•	Negotiating co-financing development and co-production agreements which may provide for joint efforts and cost-sharing with one or more third-party companies;

•
Pre-licensing international distribution rights on a selective basis, including through international output agreements (which license rights to distribute a film in one or more media generally for a limited term, and in one or more specific territories prior to completion of the film);

•
Structuring agreements that provide for talent participation in the financial success of the film in exchange for reduced guaranteed “up-front payments” that would be paid regardless of the film's success; and

•
Utilizing governmental incentives, programs and other structures from state and foreign countries (which typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production).

Our approach to acquiring films for theatrical release is similar to our approach to film production. We generally seek to limit our financial exposure in acquiring films while adding films of quality and commercial viability to our release schedule and library.

Distribution

The economic life of a motion picture consists of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world.

We distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and may also be released in one or more other foreign markets. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. We use either wide (generally, more than 2,000 screens nationwide) or limited initial releases, depending on the film. After the initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms.

Producing, marketing and distributing films can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a film’s release. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the film will ever be released.

Theatrical Releases

In fiscal 2019 (i.e., the twelve-month period ended March 31, 2019), we released 33 films in the U.S. across all our labels, which included the following:

•
Fourteen films released through our Lionsgate and Summit Entertainment labels (including films developed and produced in-house, films co-developed and co-produced and films acquired from third parties);

•	Six films released through our Lionsgate Premiere label;

•	One film released through our Good Universe label;

•	Four films released through Pantelion Films, our joint venture with Grupo Televisa; and

•	Eight films released through our partnership with Roadside Attractions.

Fiscal 2019 Theatrical Releases
Title	Release Date	Label/Partnership
Dragged Across Concrete	March 22, 2019	Lionsgate Premiere
Five Feet Apart	March 15, 2019	Lionsgate
No Manches Frida 2	March 15, 2019	Pantelion Films
The Kid	March 8, 2019	Lionsgate
Tyler Perry's A Madea Family Funeral	March 1, 2019	Lionsgate
Run The Race	February 22, 2019	Roadside Attractions
Cold Pursuit	February 8, 2019	Summit
Perfectos Desconocidos (Perfect Strangers)	January 11, 2019	Pantelion Films
Backtrace	December 14, 2018	Lionsgate Premiere
Ben Is Back	December 7, 2018	Roadside Attractions
Robin Hood	November 21, 2018	Summit
Hunter Killer	October 26, 2018	Summit
Viper Club	October 26, 2018	Roadside Attractions
The Oath	October 12, 2018	Roadside Attractions
Hell Fest	September 28, 2018	Lionsgate
A Simple Favor	September 14, 2018	Lionsgate
Lizzie	September 14, 2018	Roadside Attractions
Kin	August 31, 2018	Summit
Ya Veremos	August 31, 2018	Pantelion Films
Reprisal	August 31, 2018	Lionsgate Premiere
Down A Dark Hall	August 17, 2018	Summit
Juliet Naked	August 17, 2018	Roadside Attractions/Lionsgate
The Spy Who Dumped Me	August 3, 2018	Lionsgate
Blindspotting	July 20, 2018	Summit
Bleeding Steel	July 6, 2018	Lionsgate Premiere
Whitney	July 6, 2018	Roadside Attractions
Uncle Drew	June 29, 2018	Summit
Future World	May 25, 2018	Lionsgate Premiere
Beast	May 11, 2018	Roadside Attractions
Overboard	May 4, 2018	Pantelion Films
Traffik	April 20, 2018	Summit
Blockers	April 6, 2018	Good Universe/Universal
Spinning Man	April 6, 2018	Lionsgate Premiere

In fiscal 2019, we also released the following films ‘day-and-date’ (where select titles are released on video-on-demand (“VOD”) and other digital formats on the same day as they are released theatrically):

Fiscal 2019 Day-and-Date Releases
Title	Release Date
We Die Young	March 1, 2019
The Last Man	January 18, 2019
Norm of The North 2	January 11, 2019
Bernie The Dolphin	December 7, 2018
Blood Brother	November 30, 2018
Time Freak	November 9, 2018
Air Strike	October 26, 2018
I Still See You	October 12, 2018
Little Italy	September 21, 2018
The Row	July 27, 2018
Affairs of State	June 15, 2018
Con Is On	May 4, 2018

Lionsgate and affiliated companies have distributed films that have earned 124 Academy Award® nominations and 30 wins, as well as numerous Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of nearly 17,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Starz, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A24, A&E, Amazon Studios, AMC, CBS Films, Entertainment Studios, Marvel, Miramax, Saban Entertainment, StudioCanal, and Tyler Perry Studios. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and sale and/or lease of DVDs/Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs/Blu-ray discs to consumers for private viewing. Fulfillment of physical distribution services are substantially licensed to Twentieth Century Fox Home Entertainment.

We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Amazon, Costco and others who buy large volumes of our DVDs/Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 53% of net home entertainment packaged media revenue in fiscal 2019. We also directly distribute content to the rental market through Redbox, Netflix and others.

Of these titles, certain are released through our subsidiary, Grindstone Entertainment Group, which acquires and/or produces titles as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which are then distributed direct-to-video, VOD and through other media. In fiscal 2019, Grindstone Entertainment Group released 37 titles.

Additionally, we distribute television product including series such as American Gods, Ancient Aliens, Ash vs. Evil Dead, Blue Mountain State, Casual, Duck Dynasty, Fear the Walking Dead, Grace and Frankie, Graves, Narcos, Knightfall, MacGyver, Into the Badlands, Mad Men, Nurse Jackie, Orange Is The New Black, Power, The Royals, The Walking Dead, Weeds, library titles such as Alf and Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premier children's brands including Saban Brand’s Power Rangers, Aardman’s Shaun the Sheep library, and Rock Dog.

Our year included the following:

•	In fiscal 2019, one of our theatrical releases, I Can Only Imagine, debuted at number one on DVD/Blu-ray;

•	In fiscal 2019, we shipped approximately 65 million DVD/Blu-ray finished units;

•	In calendar 2018, we had an approximate 9% market share for home entertainment, making us the number six studio in market share overall;

•
In calendar 2018, we maintained a box office-to-home entertainment conversion rate of 22% above the industry average. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

Digital Media

Digital media distribution involves delivering content (including certain titles not distributed theatrically or on physical media) by electronic means directly to consumers in-home and on mobile devices. The key distribution methods today include transactional distribution (such as electronic-sell-through (“EST”) and transactional video-on-demand (“TVOD”)), SVOD, advertiser-supported video-on-demand (“AVOD”) and free video-on-demand (“FVOD”)), as well as distribution through various linear pay, basic cable and free, over-the-air television platforms.

Digital transactional platforms and networks to which we distribute our content include, among others, iTunes, Amazon, Wal-Mart's Vudu, Google Play, Microsoft's Xbox, and Sony's PlayStation Network. Digital SVOD services to which we license our content include, among others, Netflix, Hulu, and Amazon Prime. AVOD services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, IMDb, and Pluto. We also directly distribute digital transactional content to MVPDs including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network) and telecommunications companies (such as Verizon).

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

In fiscal 2019, we achieved the following:

•	Four titles we distributed, Tyler Perry’s Acrimony, Overboard, The Spy Who Dumped Me and Hunter Killer, debuted at the number one ranking on the Rentrak On-Demand charts.

•	Two titles we distributed, Hostiles and Chappaquiddick, debuted at the number two and number three rankings, respectively, on the Rentrak On-Demand charts.

•	Four of our titles reached the number one ranking on the iTunes’ movie charts, including Sicario, A Simple Favor, Hunter Killer and Robin Hood.

Motion Picture - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information regarding such distribution, see Motion Picture-Home Entertainment - Digital Media above.

Motion Picture - International

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

We license rights in all media on a territory by territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Black Label Media, CBS Films, Gold Circle Films, Participant Media, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us internationally in fiscal 2019 included such in-house productions as Sicario: Day of the Soldado, Robin Hood, Kin, A Simple Favor, Down A Dark Hall and Spy Who Dumped Me. Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2019 included Green Book, On the Basis of Sex, Hellfest, Captive State and Five Feet Apart.

Through our territory by territory sales and output arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover 13 major territories including the following:

•	Australia/New Zealand;

•	Benelux (Belgium/Netherlands/Luxembourg);

•	Canada;

•	CIS (Commonwealth of Independent States);

•	Ex-Yugoslavia (e.g., Croatia, Slovenia, Bosnia and Herzegovina, Serbia, Kosovo, Macedonia, Montenegro and Albania);

•	Eastern Europe (Bulgaria, Czech Republic, Hungary, Romania and Slovak Republic);

•	France;

•	Italy;

•	Middle East;

•	Poland;

•	Scandinavia;

•	Singapore; and

•	Spain.

These output agreements generally include all rights for all media (including home entertainment and television rights). We also distribute theatrical titles in Latin America through our partnership with International Distribution Company and certain theatrical titles in China through our relationship with Hunan TV & Broadcast Intermediary Co.

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2019, Lionsgate UK released the following 15 films theatrically:

Fiscal 2019 Theatrical Releases - Lionsgate UK
Title	Release Date
Fighting With My Family	February 27, 2019
Destroyer	January 25, 2019
Colette	January 9, 2019
Robin Hood	November 21, 2018
Kin	November 9, 2018
Hunter Killer	October 19, 2018
Blindspotting	October 5, 2018
A Simple Favor	September 20, 2018
The Spy Who Dumped Me	August 22 2018
Uncle Drew	July 6, 2018
Sicario 2: Soldado	June 29, 2018
The Happy Prince	June 15, 2018
McQueen	June 8, 2018
On Chesil Beach	May 18, 2018
Ghost Stories	April 6, 2018

Additionally, we have established an office in India to manage operations and growth opportunities in the South Asian/Indian sub-continent. Through our local office in Mumbai, we manage the following activities:

•	License our feature films, television series and library content to local linear and digital platforms;

•	Appoint and work closely with theatrical distribution partners to maximize box office for our films;

•	Partner with local production companies, as well as develop in-house, Indian local language original television series and feature films for distribution across other media platforms;

•	Continue to expand our Starz’s direct-to-consumer offering in the region (branded as Lionsgate Play), including its launch on the SonyLIV streaming platform in November 2018; and

•	Explore investment opportunities throughout the South Asian/Indian media market.

Motion Picture - Other

Interactive Ventures and Games

        Our Interactive Ventures and Games division oversees our interactive business which includes multiplatform games based off our and third party intellectual property, esports, augmented and virtual reality, and strategic investments in digital businesses including emerging content platforms, esports franchises and world-class game developers/publishers.

          Over the past few years, we have invested in Finnish mobile game developer/publisher Next Games, live-streaming native mobile gaming platform Mobcrush, and leading esports franchise Immortals, which includes the Los Angeles Valiant of The Overwatch League. In gaming, we currently have a slate of over 30 projects in varying stages of development, production and release. Our game releases to date have included Saban’s Power Rangers: Legacy Wars, a top ranked free to play mobile game developed and published by nWay, Saban’s Power Rangers: Battle for the Grid, a cross platform PC/console fighting game developed and published by nWay, John Wick Chronicles, an arcade style shooter game in virtual reality developed and published by Starbreeze, and an Orange Is The New Black slot machine game with International Game Technology. We also integrate our intellectual property into some of the world’s most popular games including Hellboy into Ubisoft’s PC/console fighting game Brawlhalla and top mobile game Legendary: Game of Heroes, Saw and Ash vs. Evil Dead into popular PC/console multiplayer horror game Dead by Daylight, John Wick and Reservoir Dogs into top ranked FPS Payday 2, and Power Rangers into mobile game Family Guy: The Quest for Stuff.

Global Live and Location-Based Entertainment

       Our Global Live and Location Based Entertainment division broadly covers all theatrical and television live and location-based entertainment initiatives. Our goal is to drive incremental revenue and build consumer engagement across our entire portfolio of properties via licensing and launching live shows and location-based entertainment destinations around the world.

Our business currently includes, among others, the following projects:

•	Developing musical adaptations of Nashville, Wonder and other theatrical and television properties into Broadway productions;

•	Now You See Me Live, a global magic touring show that opened in China in November 2018;

•
Global live film-to-concert tours based on Lionsgate theatrical properties, including La La Land in Concert, which has held more than 130 performances in 25 major international countries since its debut at the Hollywood Bowl in May 2017;

•	A Lionsgate branded theme park zone in Motiongate Dubai, which opened in October 2017;

•
Permanent horror attractions in Las Vegas (The Official Saw Escape Experience) and the United Kingdom (SAW-The Ride at Thorpe Park) and multiple seasonal horror activations at various parks around the world; and

•	Lionsgate Entertainment World, our first Lionsgate branded indoor theme park in Hengqin, China, expected to open in 2019.

Music

Our music department creatively manages music for our theatrical and television slates, including overseeing songs, scores and soundtracks for all of our theatrical productions, co-productions and acquisitions, as well as music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films, television, and other productions, and the theatrical exhibition of our films and the broadcast and webcast of our productions.

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

Television Production - Television

Lionsgate Television

We currently produce, syndicate and distribute nearly 70 television shows on more than 25 networks (including programming produced by Pilgrim Media Group, of which we own a majority interest).

In fiscal 2019, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (see Starz Original Programming below for original programming that appears on our Starz services), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2018 Scripted - Lionsgate
Title	Network
Casual	Hulu
Dear White People	Netflix
Greenleaf	OWN
MacGyver	CBS
Nashville	CMT/Hulu
Orange Is The New Black	Netflix
Step Up	YouTube
Florida Girls	Pop
Get Christie Love	ABC
LA Confidential	CBS
The Rook	Starz

Fiscal 2019 Unscripted - Lionsgate
Title	Network
Young Guns	Go90
The Joel McHale Show	Netflix
Lyft Legends	LOL
Mad Dog Knives	Discover
Music City	CMT

The Norm Show	Netflix
Model Squad	E!
In Fashion	Starz
Revenge Body	E!
Selling Sunset	Netflix
What The Fit?	YouTube
You Kidding Me	Facebook

Fiscal 2019 Unscripted - Pilgrim Media Group
Title	Network
Battlefish	Netflix
Bring It	Lifetime
Chopper	Discovery
Fast & Loud	Discovery
Garage Rehab	Discovery
Heavy Hitters	FS1
Love at First Flight	FYI
Mega Race Clip Show	Discovery Go
Misfits Garage	Discovery
My Big Fat Fab Life	TLC
Street Outlaws	Discovery
Street Outlaws Memphis	Discovery
Street Outlaws New Orleans	Discovery
Sweetie Pies	OWN
Switching Gears	Discovery
Ultimate Fighter	FS1
Wicked Tuna	Nat Geo
Wicked Tuna OB	Nat Geo
Zombie Flippers	FYI

Fiscal 2019 Syndication - Debmar-Mercury
Title
Family Feud
Wendy Williams
Caught In Providence
Anger Management
Are We There Yet?
Bojack Horseman
House of Payne
Meet The Browns
Ambitions

Starz Original Programming

For information regarding production of Starz original programming, see Media Networks - Starz Networks - Starz Original Programming.

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

In fiscal 2019, Lionsgate UK television programming (developed in-house and through Lionsgate UK’s interest and partnerships) included the following:

Fiscal 2019 Television - Lionsgate UK
Title	Network	Partner(s)
Kiss Me First	Channel 4/Netflix	Kindle Entertainment, Balloon Entertainment
Carnage	Sky One	Primal Media, Motion Content Group
The A-List	BBC3	Kindle Entertainment
Jerk	BBC3	Primal Media, Roughcut TV

Additionally, Lionsgate UK television programming currently in production includes the following:

Fiscal 2019 Television - In Production - Lionsgate UK
Title	Network	Partner(s)
Motherland Series 2	BBC	BBC, Merman, Delightful
The Goes Wrong Show	BBC	Mischief Screen, Big Talk, BBC
Cold Courage	Viaplay	Luminoir

Television Production - Home Entertainment

For information regarding television production home entertainment revenue, see Motion Picture - Home Entertainment above.

Television Production - Other

Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from our interest in 3 Arts Entertainment, a talent management company. 3 Arts Entertainment receives commission revenue from talent representation and are producers on a number of television shows and films (including It’s Always Sunny in Philadelphia, The Office, Silicon Valley, The Good Place, and Unbreakable Kimmy Schmidt), where they receive an executive producer fee and back-end participations.
.

MEDIA NETWORKS

Media Networks- Starz Networks

Starz is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network), telecommunications companies (such as AT&T and Verizon), OTT providers (such as Amazon) and on a direct-to-consumer basis.

Our flagship premium service STARZ had 24.7 million subscribers as of March 31, 2019 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers original series and recently released and library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and older television series also without advertisements. Our services include 17 linear networks, on-demand and online viewing platforms, and a stand-alone direct-to-consumer service. The linear networks air over 1,000 movies per month from studio partners, including first-run content from Sony Pictures Entertainment, and have a growing line-up of successful original programming. Our services are offered by Distributors to their subscribers either at a fixed monthly price as part of a programming tier or package or on an a la carte basis, or directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee.

The table below depicts our 17 existing linear services, the respective on-demand service, the STARZ app service and highlights some of their key attributes.

STARZ

STARZ · STARZ CINEMA · STARZ ON DEMAND · STARZ COMEDY · STARZ EDGE · STARZ IN BLACK · STARZ KIDS & FAMILY

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ ON DEMAND: offers more than 3,200 monthly selections, with over 500 movies and approximately 2,700 series episodes

STARZ ENCORE

STARZ ENCORE · STARZ ENCORE ACTION · STARZ ENCORE BLACK · STARZ ENCORE CLASSIC · STARZ ENCORE ESPAÑOL · STARZ ENCORE FAMILY · STARZ ENCORE SUSPENSE · STARZ ENCORE WESTERNS · STARZ ENCORE ON DEMAND

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- STARZ ENCORE ON DEMAND: offers more than 3,900 monthly selections, with 500 movies and select series movieplex

movieplex · indieplex · movieplex On Demand HD · retroplex

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX ON DEMAND: offers more than 200 movies every month

THE STARZ APP

STARZ

STREAM IT DOWNLOAD IT WATCH IT

- On-demand streaming and downloadable access to STARZ, STARZ ENCORE and MOVIEPLEX networks' content in a single destination app
- The Starz app offers more than 7,500 monthly movies and series episodes including:
  - Over 1,300 movies
  - Approximately 500 Starz Original series episodes
  - Over 5,600 other series episodes

Demographics and Strategy

Our services deliver Obsessable™ original series and hit movies that appeal to a wide range of audiences, attracting both die hard and casual viewers and serving a variety of fandoms. We are focused on developing and delivering content to meet the needs of engaged viewers, including underserved audiences such as African Americans, LatinX, LGBTQIA and female audiences.

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

We also intend to ensure that our Starz Networks’ services are available in formats and platforms that meet the needs of our Distributors as well as subscribers. We seek to monetize the digital rights we control for our Starz Networks’ exclusive original series and those under our programming licensing agreements with Hollywood studios by licensing the digital rights to Starz Networks’ services to our traditional distributors and online video providers as well as using these rights for the STARZ app.

We believe that this strategy, combined with a proven management team, positions Starz Networks for continued success. We look forward to making our Starz Networks services “must haves” for subscribers and a meaningful margin driver for our Distributors, thereby driving value for our stockholders.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with Distributors. These agreements require delivery of programming that meets certain standards. We earn revenue under these agreements either (i) based on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates through 2023.

We work with Distributors to increase the number of subscribers to our services. To accomplish this, we may help fund the Distributors’ efforts to market these services or may permit Distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with Distributors, improve the awareness of our services and ultimately increase subscribers and revenue over the term of these affiliation agreements.

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.

For the fiscal year ended March 31, 2019, revenue earned under Starz Networks’ affiliation agreements with AT&T (including DIRECTV) accounted for at least 10% of Lionsgate's revenue.

OTT service

The STARZ app is the single destination for both Distributor authenticated and direct OTT subscribers to stream or download our original series and movie content. The STARZ app:

•	Is available on a wide array of platforms and devices;

•	Includes on-demand streaming and downloadable access to our content in a single destination app;

•	Offers instant access to approximately 7,500 selections each month (including original series and commercial free movies);

•	Is available for purchase as a standalone OTT service for $8.99/month; and

•	Is available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services.

Starz Original Programming

Starz Networks contracts with our Television Production segment and other independent production companies to produce original programming that appears on our Starz services.

Starz’s currently announced fiscal 2020 STARZ Originals line-up is as follows:

Title	Number of Episodes
Spanish Princess	8
Vida Season 2	10
The Rook Season 1	8
Sweetbitter Season 2	8
Power Season 6	15
TBD Documentary Series	5
Dublin Murders	8
P-Valley Season 1	TBD
TBD Documentary Series	4
Wrong Man Season 2 (documentary series)	TBD
TBD

Starz’s fiscal 2019 STARZ Originals line-up was as follows:

Title	Number of Episodes
Howard’s End (limited series)	4
Sweetbitter Season 1	6
Vida Season 1	6
Wrong Man Season 1 (documentary series)	6
Power Season 5	10
America to Me (documentary series)	10
Warriors of Liberty City (documentary series)	6
Outlander Season 4	13
Counterpart Season 2	10
American Gods Season 2	8
Now Apocalypse Season 1	10
89

Lionsgate and Starz television programming have earned 235 Emmy® Award nominations including 37 wins, as well as numerous Golden Globe ® Awards, NAACP Awards, GLAAD Awards, Screen Actors Guild Awards nomination and wins.

Output and Content License Agreements

The majority of content on our services consists of movies that have been released theatrically. Starz has an exclusive long-term output licensing agreement with Sony for all qualifying movies released theatrically in the U.S. by studios owned by Sony through December 31, 2021. The Sony agreement, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. Starz does not license movies produced by Sony Pictures Animation. Under this agreement, Starz has valuable exclusive rights to air new movies on linear television services, on-demand or online during two separate windows over a period of approximately three to seven years from their initial theatrical release. Generally, except on a VOD or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz’s windows, and no other premium subscription service may air or stream these releases between the two windows.

Starz also licenses library content comprised of older, previously released theatrical movies from many of Hollywood’s major studios. In addition to theatrical movies, Starz licenses made for television movies, television series and other content from studios, production companies or other rights holders. The rights agreements for library content are of varying duration and generally permit Starz’s services to exhibit these movies, series and other programming during certain window periods.

A summary of significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements		Significant library programming agreements
Studio	Term (1)	Studio	Term
Sony . . . . . . . . . . . . . . . . . . . . . . . . .	12/2021	Paramount . . . . . . . . . . . . . . . . . . . .	08/2022
		Warner Bros. . . . . . . . . . . . . . . . . . .	12/2022
		Miramax . . . . . . . . . . . . . . . . . . . . . .	02/2023
		Twentieth Century Fox. . . . . . . . . . . .	02/2025
		MGM . . . . . . . . . . . . . . . . . . . . . . . . .	04/2025
		Sony Pictures. . . . . . . . . . . . . . . . . . . .	12/2025
		Lionsgate . . . . . . . . . . . . . . . . . . . . . .	01/2026
		Universal . . . . . . . . . . . . . . . . . . . . .	03/2027
(1) Dates based on initial theatrical release.

The Sony output agreement requires Starz to pay for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be put to Starz each year). The amounts Starz pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Transmission

We uplink our programming to four non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under long-term lease agreements. These transponder leases have termination dates in 2023. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a third party facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

Regulatory Matters

In the U.S., the Federal Communications Commission (the “FCC”) regulates several aspects of our, and our distribution ecosystem’s operations and programming. This includes FCC oversight in connection with communications satellites and related uplink/downlink equipment and transmissions, content-specific requirements such as closed captioning, messaging during children’s programming, loudness of commercials, and program access requirements in connection with certain Distributors and programmer services with shared attributable interests. Additionally, as part of the FCC’s 2008 order approving the acquisition by Liberty Media Corporation (now known as Qurate Retail, Inc.) (“Liberty Media”) of a controlling interest in DIRECTV, the FCC imposed program access conditions on Liberty Media and its affiliated entities, which may remain applicable to Starz.

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

Media Networks - STARZPLAY International

STARZ, through its international premium branded SVOD service, STARZPLAY, is currently available in five countries and expected to launch in additional countries over the next several years.
The service is anchored by Starz and Lionsgate programming, as well as content from third party providers. Most content available on STARZPLAY is English-language, may include certain seasons of STARZ original series exclusively and may often air day-and-date with the U.S. STARZPLAY also includes access to a rich and diverse Lionsgate library of television series, feature films and documentaries, and, to amplify content from the Starz domestic slate, may include first-run, exclusive access to unique third party programming, including locally produced television shows that align with the STARZ brand.

STARZPLAY is distributed through global wholesale partners, local IPTV or Telco partners, and is expected to be offered through retail partners over the next year. We believe that this multi-faceted approach to distribution will allow STARZPLAY to scale across multiple countries through new and existing distribution partners and supported platforms.

STARZ also expands its international footprint through the following: STARZPLAY Arabia, a service that provides access to 19 different countries in the Middle East and North Africa (see Joint Ventures, Partnerships and Ownership Interests below); Celestial Tiger Entertainment, a service that provides access to China and Southeast Asia; and Bell Media, which has the exclusive rights to distribute the STARZ service in Canada across linear, on-demand and streaming platforms.

Media Networks - Streaming Services

Streaming services represent revenues derived from the Lionsgate legacy start-up direct to consumer streaming service initiatives on SVOD platforms including PANTAYA, our joint venture with Hemisphere Media Group. PANTAYA is the first-ever premium streaming destination for world-class movies in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S. In February 2019, PANTAYA announced its first-ever original scripted series “El Juego de las Llaves” (The Game of Keys) which is expected to debut in the U.S. exclusively on PANTAYA in fall 2019, and will stream internationally in more than 200 countries and territories on Amazon Prime Video.

JOINT VENTURES, PARTNERSHIPS AND OWNERSHIP INTERESTS

Our joint ventures, partnerships and ownership interests support our strategy of being a multiplatform global industry leader in entertainment. We regularly evaluate our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses. Certain of the Company’s joint ventures, partnerships and ownership interests include the following:

3 Arts Entertainment	In May 2018, we acquired a majority stake in 3 Arts Entertainment, a leading talent management and television/film production company.

Atom Tickets	In August 2014, we acquired an interest in Atom Tickets, a first-of-its-kind social movie ticketing app.

Celestial Tiger Entertainment
In January 2012, we formed Celestial Tiger Entertainment, a joint venture with Saban Capital Group and Celestial Pictures, a company wholly-owned by Astro Overseas Limited. Celestial Tiger Entertainment is a leading independent media company dedicated to entertaining audiences in Asia and beyond that creates and distributes branded pay television channels and services targeted at Asian consumers.

Immortals	In January 2017, we acquired an interest in Immortals, an esports franchise.

Pantelion Films
In September 2010, we launched Pantelion Films, a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S.

Pilgrim Media Group	In November 2015, we acquired an interest in Pilgrim Media Group, a leader in unscripted programming.

Roadside Attractions	In July 2007, we acquired an interest in Roadside Attractions, an independent theatrical distribution company.

STARZPLAY Arabia
Launched in 2015, STARZPLAY Arabia is a personalized OTT entertainment service that operates in 19 Middle East/North African countries. STARZPLAY Arabia offers a deep selection of Hollywood movies and television series with English, Arabic and French language options, along with local Arabic and Bollywood content.

Intellectual Property

We currently use and own or license a number of trademarks, service marks, copyrights, domain names and similar intellectual property in connection with our businesses and own registrations and applications to register them both domestically and internationally. We believe that ownership of, and/or the right to use, such trademarks, service marks, copyrights, domain names and similar intellectual property is an important factor in our businesses and that our success depends, in part, on such ownership.

Motion picture and television piracy is extensive in many parts of the world, including South America, Asia and certain Eastern European countries, and is made easier by technological advances and the conversion of content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of content on packaged media and through digital formats. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products may reduce the revenue we receive from our products. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time, we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Competition

Our businesses operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. Moreover, our networks compete with other programming networks for viewing and subscribership by each distributor’s customer base, as well as for carriage by such distributors. As a result, the success of any of our motion picture, television or networks business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

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

Employee Resource Groups

We provide our employees with an opportunity to enhance cross-cultural awareness, develop leadership skills and network across the Company’s various business units and levels through resource groups including Lionsgate Multicultural Group, Lionsgate Pride, Lionsgate Vets and Lionsgate Women’s Empowerment Group.

•
Lionsgate Multicultural Group engages in partnerships that promote diversity, equity and inclusion within the Company and the industry, allowing for an exchange of ideas and resources that contribute to overall innovation.

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

Employees

As of May 20, 2019, we had 1,415 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia, resulting from the merger of Lions Gate Entertainment Corp. and Beringer Gold Corp. on November 13, 1997. Beringer Gold Corp. was incorporated under the Business Corporation Act (British Columbia) on May 26, 1986 as IMI Computer Corp. Lions Gate Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997 to change its name to Lions Gate Entertainment Corp., and on September 24, 1997, continued under the Business Corporations Act (British Columbia).

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information included in, or incorporated by reference into this Form 10-K. The risk and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any these risks and uncertainties occur, they could adversely affect our business, financial condition, operating results, liquidity and prospects.

Risks Related to Our Business

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content. This may require us to fund a significant portion of our capital requirements under the Senior Credit Facilities (as defined below) or other financing sources. Although we reduce the risks of our production exposure through tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition and distribution of future motion picture and television content. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, those costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

Changes in our business strategy, plans for growth or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in the international expansion of our business and in new business lines. Such investments have and continue to be made in our interactive ventures and games business, and in our global live and location-based entertainment business. More recently, we have also increased investments related to our direct-to-consumer and licensed offerings (specifically, the international rollout of our STARZPLAY service). Some of these investments may have short-term returns that are negative or low and the ultimate prospects of the businesses may be uncertain, or, in international markets, may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

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

We depend on distributors that carry our Starz programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all. Starz currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, AT&T, Charter, Comcast, Cox, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2023. The largest distributors have significant leverage in their relationship with certain programmers, including Starz. For the fiscal year ended March 31, 2019, revenue earned under Starz’s affiliation agreements with AT&T (including DIRECTV) accounted for at least 10% of Lionsgate's revenue.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming typically continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition, operating results, liquidity and prospects.

In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us may adversely impact our business, financial condition, operating results, liquidity and prospects.

Increasing rates paid by distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our STARZ services. The amounts paid by distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased substantially in recent years. As a result, distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from distributors continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive. We derive revenues and profits from our Starz networks and the production and licensing of television programming to broadcast and cable networks and other premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry including the disruption of the traditional television content distribution model by OTT services, which are increasing in number and some of which have significant and growing subscriber/user bases. Over the past few years, the number of subscribers to traditional services in the U.S. has declined each year. Developments in technology and new content delivery products and services have also led to an increasing amount of video content that is available through OTT services and consumers spending an increased amount of time viewing such content, as well as changes in consumers’ expectations regarding the availability and packaging of video content, their willingness to pay for access to such content, their perception of what quality entertainment is and how much it should cost, and the ease for a consumer to unsubscribe or switch. We are engaged in efforts to respond to and mitigate the risks from these changes, including launching the Starz service on these OTT services and on a direct-to-consumer basis and making our STARZ OTT service available on an authenticated basis as an additional benefit to paying subscribers of our premium services. Growth in OTT service subscribers may be slower than the decline of service subscribers on traditional services in the U.S., and we may incur significant costs to implement our strategy and initiatives, and if we are not successful, our competitive position, businesses and results of operations could be adversely affected.

Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but a portion of our revenue is earned outside of the U.S. Our currency exposure is primarily between Canadian dollars, British pound sterling, Euros and U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Moreover, we may experience currency exposure on distribution and production revenues and expenses from foreign countries. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our success depends on the commercial success of motion pictures and television programming, which is unpredictable. Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures or television content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty. In addition, because a performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure that our motion pictures and television programing will obtain favorable reviews or ratings that our motion pictures will perform well at the box office or in ancillary markets, or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. Additionally, we cannot assure that any original programming content will appeal to our distributors and subscribers. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

In addition, theatrical feature films constitute a significant portion of the programming on our Starz networks. In general, the popularity of feature-film content on linear television is declining, due in part to the broad availability of such content through an increasing number of distribution platforms prior to our linear window. Should the popularity of feature-film programming suffer significant further declines, Starz may lose subscribership or be forced to rely more heavily on original programming, which could increase our costs.

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

Starz’s success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming. Starz’s success depends upon the availability of quality programming, particularly original programming and films that is suitable for its target markets. While we produce some of Starz’s original programming, we obtain most of Starz’s programming (including some of Starz’s original series, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.

We compete with other programming services, including cable programming, national broadcast television, local broadcast television stations and SVOD to secure desired programming, the competition for which has increased as the number of programming services has increased. Other programming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

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

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our networks are typically carried and premium video programming packages and premium a la carte services on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of any downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

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

We are subject to intense competition for marketing and carriage of our Starz networks. The subscription video programming industry is highly competitive. Our Starz networks compete with other programming networks and other video programming services for marketing and distribution by distributors. We face intense competition from other providers of programming networks for the right to be carried by a particular distributor and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service. Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. The inability of our programming networks to be carried by one or more distributors, or the inability of our programming networks to be placed on a particular tier or programming package could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Any extended inability to transmit Starz’s programming via satellite would result in lost revenue and could result in lost subscribers.

Our success is in the U.S. dependent upon our continued ability to transmit Starz’s programming to distributors through Starz’s satellite uplink facility. Starz has entered into long-term satellite transponder leases that expire in 2023 for carriage of the Starz networks’ programming. These leases provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases to ensure continued carriage of Starz programming in the event of transponder or satellite failures. Although we believe that we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

If Starz’s technology facilities fail or their operations are disrupted, our business also could be damaged.

Starz’s programming is transmitted from Starz’s uplink center in Englewood, Colorado. Starz uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. Starz’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. Starz has made arrangements at a third-party facility to uplink Starz’s linear channels and services to Starz’s satellites in the event Starz is unable to do so from this facility. Additionally, Starz has direct fiber connectivity to certain of Starz’s distributors, which would allow continuous operation with respect to a significant segment of Starz’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption of operations at Starz’s facility, and any failure by Starz’s third-party facility to perform as intended, would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects. Further, if the FCC adopted rules in an ongoing rulemaking for the flexible use of the 3.7-4.2 GHz Band proceeding to reassign a portion of the 3700-4200 MHz band (“C-band”) to mobile terrestrial operations, it is possible that there will be an increase in interference of the downlink of our satellite transmission, which could have a materially adverse effect on our business, financial conditions, operating results, liquidity and prospects.

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

•	changes in local regulatory requirements including restrictions on content, differing cultural tastes and attitudes;

•	international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;

•	laws and policies relating to data privacy and security such as the European Union General Data Protection Regulation;

•	establishing and protecting a new brand identity in competitive markets;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

Additionally, with respect to our direct-to-consumer offerings, these risks may include:

•	differing technical architectural and payment processing systems as well as consumer use and acceptance of electronic payment methods, such as credit cards;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	new and different sources of competition; and

•	laws and policies relating to consumer protection.

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

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws, rules and regulations have been adopted in recent years aimed at protecting all individuals, including children who use the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy with respect to the acquisition, storage, disclosure, use and protection of personal data, including under the European Union General Data Protection

Regulation and various other domestic and international privacy and data security laws and regulations, which are continually evolving. If our activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties. Additionally, as we grow our STARZ direct-to-consumer business, we may be subject to consumer legal claims and state and local consumer protection regulation.

Our Starz networks business is limited by regulatory constraints which may adversely impact our operations.

Although our Starz networks business generally is not directly regulated by the FCC, under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our network business. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our network business will be affected. As we continue to expand internationally, we also may be subject to varying degrees of local government regulations.

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

Our Board of Directors assesses relevant factors when considering the declaration of a dividend on or repurchases of our common stock. Our payment of quarterly cash dividends and repurchases of our common shares pursuant to our share purchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common shares pursuant to our share repurchase program could cause the market price of our common shares to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of our common shares are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing our common shares at historical levels could result in a lower market valuation of our common shares. In November 2018, our Board of Directors suspended our quarterly cash dividend to focus on driving long-term shareholder value by investing in global growth opportunities for Starz, while also strengthening the Company's balance sheet.

Risks Related Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2019, we and our subsidiaries have corporate debt of approximately $2,927.5 million, capitalized lease obligations of approximately $45.4 million and production loan obligations of approximately $386.4 million, and the Senior Credit Facilities provide for unused commitments of $1.5 billion. On the same basis, approximately $1,902.9 million of such indebtedness is secured (including all of our capital lease obligations but excluding all of our production loan obligations).

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

In addition, the Senior Credit Facilities and the indentures that govern our 6.375% Senior Notes due 2024 issued in February 2019 (the “6.375% Senior Notes”), our 5.875% Senior Notes due 2024 issued in October 2016 (the “2016 5.875% Senior Notes”) and our new 5.875% Senior Notes due 2024 issued in March 2018 (the “2018 5.875% Senior Notes” and, together with the 2016 5.875% Senior Notes, the “5.875% Senior Notes”) each contain restrictive covenants limiting our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities, the 6.375% Senior Notes and the 5.875% Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of the 6.375% Senior Notes, the 5.875% Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the 6.375% Senior Notes and the 5.875% Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 6.375% Senior Notes, the 5.875% Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the 6.375% Senior Notes, the 5.875% Senior Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 6.375% Senior Notes and the 5.875% Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the senior credit facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our notes.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 6.375% Senior Notes and/or the 5.875% Senior Notes could declare all outstanding principal and interest under such notes to be due and payable, the lenders under the Senior Credit Facilities could terminate their commitments to loan money, the lenders under our secured debt could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the indentures governing the notes, such as certain qualified receivables financings. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

The terms of the Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limits our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

The indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes also limit the ability of Lions Gate and our guarantors to consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, the restrictive covenants in the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Senior Credit Facilities or the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders to terminate all commitments to extend further credit pursuant to the revolving facility thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event our lenders or noteholders accelerate borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Upon the occurrence of certain change of control events, the holders of the 6.375% Senior Notes and the 5.875% Senior Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 19% of our voting stock and 11% of our non-voting common stock, are “Permitted Holders” for purposes of the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the indentures that govern the 6.375% Notes and the 5.875% Senior Notes (in which case holders of the 6.375% Notes and the 5.875% Senior Notes would not have a right to have their respective notes, as applicable, repurchased), but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

We may not be able to repurchase outstanding debt upon a qualifying change of control for such debt because we may not have sufficient funds. Further, we may be contractually restricted under the terms of the Senior Credit Facilities from repurchasing all of the 6.375% Senior Notes and the 5.875% Senior Notes tendered by holders upon a change in control. Our failure to repurchase the 6.375% Senior Notes and the 5.875% Senior Notes upon a change in control would cause a default under the indentures that governs such notes and a cross-default under the Senior Credit Facilities.

The Senior Credit Facilities will also provide that certain change of control events will result in an event of default that permits lenders to accelerate the maturity of borrowings thereunder and, in the case of the Senior Credit Facilities, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase outstanding 6.375% Senior Notes and 5.875% Senior Notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the 6.375% Senior Notes and the 5.875% Senior Notes. Any of our future debt agreements may contain similar provisions.

Risk Related to Tax Rules and Regulations

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

Under Section 7874, if (a) the Starz stockholders held (within the meaning of Section 7874) 80% or more (by vote or value) of our post-reclassification shares after the Starz merger by reason of holding Starz common stock (the “80% ownership test,” and such ownership percentage the “Section 7874 ownership percentage”), and (b) our “expanded affiliated group” did not have “substantial business activities” in Canada when compared to the total business activities of such expanded affiliated group (the “substantial business activities test”), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger was less than 80% but at least 60% (the “60% ownership test”), and the substantial business activities test was not met, Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit our ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, Starz stockholders are believed to have held (within the meaning of Section 7874) less than 60% (by both vote and value) of our post- reclassification shares after the merger by reason of holding shares of Starz common stock. Therefore, under current law, it is expected that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the merger.

However, due to the issuance by the Internal Revenue Service (the “IRS”) of a series of notices and proposed, temporary, and final regulations, many of the rules under Section 7874 are relatively new and complex. In particular, stock ownership for purposes of computing the Section 7874 ownership percentage is subject to various adjustments under the Code and the Treasury regulations promulgated thereunder. Some of the relevant determinations must be made based on facts as they existed at the time of closing of the merger and the specific set of rules that were in effect on that date, making the determination of the Section 7874 ownership percentage complex and subject to factual and legal uncertainties. Thus, there can be no assurance that the IRS will agree with the position that we should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply as a result of the merger.

In particular, on April 4, 2016, the IRS issued temporary and proposed Treasury regulations under Section 7874 (the “2016 Section 7874 Regulations”), which, among other things, require certain adjustments that generally increase, for purposes of the Section 7874 ownership tests, the percentage of the stock of a foreign acquiring corporation deemed owned (within the meaning of Section 7874) by the former shareholders of an acquired U.S. corporation by reason of holding stock in such U.S. corporation. On January 13, 2017, the IRS published regulations which finalized with some modifications certain portions of the 2016 Section 7874 Regulations and which included new temporary and proposed regulations. Further, on July 11, 2018, the IRS published final regulations (along with the final regulations published on January 13, 2017, the “Final Regulations”) adopting with some modifications the remaining 2016 Section 7874 Regulations.

For example, the Final Regulations disregard, for purposes of determining the Section 7874 ownership percentage, (a) any “non-ordinary course distributions” (within the meaning of the temporary regulations) made by the acquired U.S. corporation (such as Starz) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (b) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, (c) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S. partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested, as well as (d) adopted rules addressing certain post-inversion tax avoidance transactions. Taking into account the effect of the Final Regulations, it is currently believed that the Section 7874 ownership percentage of the Starz stockholders in Lions Gate after the merger is less than 60%. However, the Final Regulations are new and complex, there is limited guidance regarding their application and some of the relevant determinations must be made based on facts as they existed at the time of the closing of the acquisition. Accordingly, there can be no assurance that the Section 7874 ownership percentage of the Starz stockholders after the merger will be less than 60% as determined under the 2016 Section 7874 Regulations or the Final Regulations, as applicable,, or that the IRS will not otherwise successfully assert that either the 80% ownership test or the 60% ownership test were met after the merger.

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

If the 60% ownership test has been met, several adverse U.S. federal income tax rules could apply to our U.S. affiliates (including Starz and its U.S. affiliates). In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the merger. The 2016 Section 7874 Regulations and the Final Regulations generally expand the scope of these rules. In addition, the 2016 Section 7874 Regulations and Final Regulations include rules that would apply if the 60% ownership test has been met, which, in such situation, may limit our ability to restructure or access cash earned by certain of its non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain “disqualified individuals” at a rate currently equal to 15%.

Recent and proposed changes to the tax laws could result in Lions Gate being treated as a U.S. corporation for U.S. federal tax purposes or in Starz and its U.S. affiliates (including the U.S. affiliates historically owned by us) being subject to certain adverse U.S. federal income tax rules on financing and other activities.

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

Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause us to be treated as a U.S. corporation if the management and control of Lions Gate were determined to be located primarily in the U.S. In addition, recent legislative rules have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. Such rules, if applicable on or prior to the date of the closing of the merger, could cause us to be treated as a U.S. corporation for U.S. federal tax purposes or cause our affiliates to be subject to adverse U.S. tax rules, in which case, we would be subject to substantially greater U.S. tax liability than currently contemplated.

Recent legislative changes enacted as part of the Tax Cuts and Jobs Act (discussed in more detail below), including the limitations on deduction of interest expense and the adoption of the base erosion and anti-abuse tax, contain provisions intended to broaden the tax base and could affect our financing arrangements. Further, additional legislative and other proposals (including the final Treasury regulations under Section 385 of the Code issued by the IRS on October 13, 2016 (the “Final Section 385 Regulations”), if permitted to go into full effect, could cause us and our affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense. These recent and proposed legislative changes could cause us and our affiliates to recognize additional taxable income and could have a significant adverse effect on us and our affiliates.

It is presently uncertain whether any such proposals or other legislative action relating to the scope of U.S. tax residence, Section 7874 or so-called inversion transactions and inverted groups will be enacted into law and/or how new laws will be interpreted or applied.

Future changes to U.S. and non-U.S. tax laws could adversely affect us.

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. As discussed in more detail below, the U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

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

Changes to Tax Treaties could adversely affect us.

Over ninety jurisdictions have signed, or committed to sign, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting. The Multilateral Convention modifies tax treaties signed by Canada and many jurisdictions where we or our affiliates may operate. Although the United States is not a signatory to the Multilateral Convention, the U.S. Treasury has revised the U.S. model income tax convention (the “model”), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target (a) permanent establishments subject to little or no foreign tax, (b) special tax regimes, (c) expatriated entities subject to Section 7874, (d) the anti-treaty shopping measures of the limitation on benefits article and (e) subsequent changes in treaty partners’ tax laws.

With respect to new model provisions pertaining to expatriated entities, because it is expected that the Starz merger will not result in the creation of an expatriated entity as defined in Section 7874, payments of interest, dividends, royalties and certain other items of income by or to Starz and/or its U.S. affiliates to or from non-U.S. persons would not be expected to be subject to such provisions (which, if applicable, could cause such payments to become subject to full withholding tax), even if applicable treaties were subsequently amended to adopt the new model provisions. However, as discussed above, the rules under Section 7874 are relatively new, complex and are the subject of current and future legislative and regulatory changes. In addition, because each tax treaty is a result of negotiation, the language used in a particular treaty often departs from the model. Accordingly, even if we are not impacted by the language of the current model, there can be no assurance that we will not be affected by the language agreed to in a particular treaty.

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

We are subject to income taxes in the U.S. and foreign tax jurisdictions. We also conduct business and financing activities between our entities in various jurisdictions and we are subject to complex transfer pricing regulations in the countries in which we operate. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. In addition, due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in tax laws or regulations or the interpretation thereof (including those affecting the allocation of profits and expenses to differing jurisdictions), by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the expected timing and amount of the release of any tax valuation allowance, or by the tax effects of stock-based compensation. Unanticipated changes in our effective tax rates could affect our future results of operations.

Further, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from those reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our securities to decline.

Based on our current assessment, we believe that substantially all of our deferred tax assets will be realized. There is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

Guidance, regulations, or technical corrections issued in connection with the Tax Cuts and Jobs Act could adversely impact our effective tax rate and profile.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The changes included in the Tax Act are broad and complex. Among other things, the Tax Act contains significant changes to U.S. federal corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a new base erosion anti-abuse tax, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act on us is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our stock could also be adverse. Further, the Tax Act may reduce the appeal of a foreign corporation acquiring a U.S. corporation if the 60% or greater ownership test (discussed above) is met post-merger, as it can now result in a recapture by the U.S. corporation of its one time taxation of offshore earnings at a full 35% rate without foreign tax credits (as opposed to a 15.5% or lower rate with such credits), an increased base erosion anti-abuse tax liability, and the taxation of shareholders on distributions at ordinary income (as opposed to qualified dividend) rates.

The impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates. Given the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We urge our shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our stock.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, voters in the United Kingdom, or U.K., approved the country’s exit from the European Union, and the U.K. government has commenced the legal process of leaving the European Union, typically referred to as Brexit. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay financial spending decisions.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404, where we occupy 192,584 square feet (per a lease that expires in August 2023).

In addition, we lease the following properties used by our Motion Picture, Television Production and Media Networks segments:

•	280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023);

•	93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);

•	60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);

•	34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);

•	22,992 square feet at 2600 Colorado Avenue, Santa Monica, California (per a lease that expires in January 2020);

•	11,907 square feet at 2401 W. Big Beaver Road, Troy, Michigan (per a lease that expires in September 2019);

•	11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);

•	8,794 square feet at 9777 Wilshire Blvd., Beverly Hills, California (per a lease that expires in March 2020);

•	1,968 square feet at 1235 Bay Street, Toronto, Ontario (per a lease that expires in December 2020);

•	1,645 square feet at A6 Gonti Road, Beijing, China (per a lease that expires in June 2020);

•	1,200 square feet at 205, Landmark Building, New Link Road, Mumbai, India (per a lease that expires in October 2020);

•	975 square feet at 3 Boulevard Royal, Luxembourg City, Luxembourg (per a lease that expires in May 2021); and

•	620 square feet at Millennium City 5, 418 Kwun Tong Road, Kwun Tong, Hong Kong (per a lease that expires in October 2019).

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
Holders
As of May 20, 2019, there were approximately 529 and 708 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.

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

No common shares were purchased by us during the year ended March 31, 2019.

Additionally, during the three months ended March 31, 2019, 16,173 Class A voting shares and 204,963 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

AT&T

On October 21, 2016, the Company, its indirect subsidiary Lions Gate Entertainment Inc. (“LGEI”) and AT&T Media Holdings entered into a Securities Issuance and Payment Agreement (the “Securities Issuance Agreement”), pursuant to which the Company and LGEI agreed to issue to AT&T Media Holdings, Inc. (“AT&T”) $50 million in, at LGEI’s election, (a) an equal number of the Company’s Class A voting shares and Class B non-voting shares, (b) cash or (c) a combination thereof, and paid in three $16.67 million annual installments, beginning on the first anniversary of December 8, 2016, the consummation of the Company’s acquisition of Starz. The Company’s Class A voting shares and Class B non-voting shares will be deemed to have a value equal to the 30-day volume weighted average price of the Company’s Class A voting shares and Class B non-voting shares, respectively, as of the business day immediately prior to the applicable payment date.

The Company entered into the Securities Issuance Agreement in connection with Starz’s multi-year extensions of its affiliation agreements with both AT&T Services, Inc. and DIRECTV, LLC (the “Affiliation Agreements”). The Securities Issuance Agreement became effective upon the closing of the merger and will terminate upon certain terminations of the Affiliation Agreements. The Company’s Class A voting shares and Class B non-voting shares, if any, to be issued pursuant to the Securities Issuance Agreement are expected to be issued as a private placement to AT&T in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

3 Arts Entertainment

On May 29, 2018, the Company and LGEI entered into a Membership Interest Purchase Agreement with 3 Arts Entertainment (“3 Arts”) and certain other sellers therewith (the “Purchase Agreement”) pursuant to which the Company purchased a 51% membership interest in 3 Arts. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting shares at closing, and 17.5% will be paid in the Company's Class B non-voting shares on the one-year anniversary of closing, subject to certain conditions. The number of shares issued and to be issued was determined by dividing the dollar value of the portion of the purchase price to be paid by the daily weighted average closing price of the Company's Class B non-voting shares on the New York Stock Exchange for the twenty (20) consecutive trading days immediately preceding the closing date. The Company’s Class B non-voting shares to be issued pursuant to the Purchase Agreement are expected to be issued as a private placement to 3 Arts in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2014 and ending March 31, 2019. All values assume that $100 was invested on March 31, 2014 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/14	3/15	3/16	12/9/16	3/17	3/18	3/19
Lions Gate Entertainment Corporation-Class A(1)	$100.00	$127.95	$83.35		$101.77	$99.32	$60.60
Lions Gate Entertainment Corporation-Class B(1)				$100.00	$92.45	$91.66	$57.94
NYSE Composite	$100.00	$106.02	$101.87		$117.69	$130.65	$136.69
Dow Jones US Media Sector	$100.00	$115.47	$112.93		$136.38	$128.10	$143.34
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
The Selected Consolidated Financial Data below includes the results of 3 Arts Entertainment from its acquisition date of May 29, 2018 onwards, Starz from its acquisition date of December 8, 2016 onwards, and Pilgrim Media Group from its acquisition date of November 12, 2015 onwards. Due to the acquisitions of 3 Arts Entertainment, Starz, and Pilgrim Media Group, the Company’s results of operations for the years ended March 31, 2019, 2018, 2017 and 2016 and financial positions as at March 31, 2019, 2018, 2017 and 2016 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(Amounts in millions, except per share amounts)
Statement of Operations Data:
Revenues	$3,680.5	$4,129.1	$3,201.5	$2,347.4	$2,399.6
Expenses:
Direct operating	2,028.2	2,309.6	1,903.8	1,415.3	1,315.8
Distribution and marketing	835.5	897.6	806.8	661.8	591.5
General and administration	445.4	454.4	355.4	262.4	252.8
Depreciation and amortization	163.4	159.0	63.1	13.1	6.6
Restructuring and other	78.0	59.8	88.7	19.8	10.7
Total expenses	3,550.5	3,880.4	3,217.8	2,372.4	2,177.4
Operating income (loss)	130.0	248.7	(16.3)	(25.0)	222.2
Interest expense
Interest expense	(163.6)	(137.2)	(99.7)	(54.9)	(52.5)
Interest on dissenting shareholders' liability	(35.3)	(56.5)	(15.5)	—	—
Total interest expense	(198.9)	(193.7)	(115.2)	(54.9)	(52.5)
Shareholder litigation settlements	(114.1)	—	—	—	—
Interest and other income	12.0	10.4	6.4	1.9	2.9
Other expense	(4.7)	—	—	—	—
Loss on extinguishment of debt	(1.9)	(35.7)	(40.4)	—	(11.7)
Gain (loss) on investments	(87.6)	171.8	20.4	—	—
Equity interests income (loss)	(42.9)	(52.8)	10.7	44.2	52.5
Income (loss) before income taxes	(308.1)	148.7	(134.4)	(33.8)	213.4
Income tax benefit (provision)	8.5	319.4	148.9	76.5	(31.6)
Net income (loss)	(299.6)	468.1	14.5	42.7	181.8
Less: Net loss attributable to noncontrolling interest	15.4	5.5	0.3	7.5	—
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(284.2)	$473.6	$14.8	$50.2	$181.8

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(1.33)	$2.27	$0.09	$0.34	$1.31
Diluted net income (loss) per common share	$(1.33)	$2.15	$0.09	$0.33	$1.23

Weighted average number of common shares outstanding:
Basic	213.7	208.4	165.0	148.5	139.0
Diluted	213.7	220.4	172.2	154.1	151.8

Dividends declared per common share	$0.18	$0.09	$0.09	$0.34	$0.26

Balance Sheet Data (at end of period):
Cash and cash equivalents	$184.3	$378.1	$321.9	$57.7	$102.7
Investment in films and television programs and program rights(1)	1,967.7	1,945.2	1,991.2	1,457.6	1,381.8
Total assets	8,408.9	8,967.6	9,196.9	3,834.2	3,264.0
Total debt, net(2)	2,904.4	2,557.4	3,124.9	865.2	686.6
Production loans, net	385.4	352.5	353.3	690.0	600.5
Dissenting shareholders' liability(3)	—	869.3	812.9	—	—
Redeemable noncontrolling interests	127.6	101.8	93.8	90.5	—
Total Lions Gate Entertainment Corp. shareholders' equity	2,918.7	3,155.9	2,514.4	850.3	842.3
Total equity	2,921.9	3,156.9	2,514.4	850.3	842.3
_______________________

(1)	Total of investment in films and television programs and current and long-term portion of program rights.

(2)	Total debt includes corporate debt, convertible senior subordinated notes and capital lease obligations, net of unamortized discount and debt issuance costs, if applicable.

(3)
Dissenting shareholders' liability was classified as a current liability as of March 31, 2018, and as a non-current liability as of March 31, 2017 (see Note 17 to our consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, video games, esports and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).

Starz Merger

On December 8, 2016, upon shareholder approval, pursuant to an Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated a merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger").
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2019, 2018 and 2017.

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

•
Other. Other revenues are derived from, among others, the licensing of our film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets.

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

•
Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions earned and executive producer fees related to talent management.

Media Networks
Our Media Networks segment includes revenues derived from the following product lines:

•
Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top ("OTT") (collectively, “Distributors”), and on a direct-to-consumer basis.

•	STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services internationally.

•	Streaming Services. Streaming services revenues are derived from the Lionsgate legacy start-up direct to consumer streaming services on SVOD platforms.
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
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, audience test results when available, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs, whether released or unreleased, is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a discounted cash flows ("DCF") methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue as discussed above, and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 10 to our consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
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

Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on the Company's future results of operations and financial position.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $4.2 million, $6.0 million and $5.8 million on our total revenue in the fiscal years ended March 31, 2019, 2018, and 2017, respectively.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction by jurisdiction basis; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2019, we recorded a valuation allowance of $401.1 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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
Goodwill. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2019, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and each of our Television (goodwill of $309 million) and talent management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
Goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company.
For fiscal 2018, we performed a qualitative impairment assessment for all reporting units. This assessment included, but was not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cash flows, and changes in our share price.
For fiscal 2019, due primarily to the decline in the market price of our common shares, we performed a quantitative impairment assessment for all of our reporting units. The quantitative assessment requires determining the fair value of our reporting units. The determination of fair value requires considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates.
In performing the quantitative assessment, the Company determined the fair value of its reporting units by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. The results of these valuation methodologies were weighted equally (each 50%). The models relied on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which were based on our internal forecasts of future performance as well as historical trends. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 11%, based on the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. The market-based valuation method utilized EBITDA multiples from guideline public companies operating in similar industries and a control premium. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future.
Based on our quantitative impairment assessment, we determined that the fair value of three of our reporting units exceeded their respective carrying values by more than 20%, and the goodwill for those reporting units was not considered at risk of impairment. The fair value of our Television business reporting unit exceeded its carrying value by just under 20%. We evaluated the sensitivity of our most critical assumptions used in the fair value analysis of our Television reporting unit, including the discount rate and perpetual nominal growth rate. Based on the sensitivity analysis on the fair value of our Television business reporting unit, we determined that an increase in the discount rate of up to 0.65% or a reduction of the perpetual nominal growth rate of up to 1.34% would not have impacted the test results, assuming no changes to other factors. Management will continue to monitor all of its reporting units for changes in the business environment that could impact recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting may include adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
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
We regularly review our investments for impairment, including when the carrying value of an investment exceeds its market value and whether the decline in value is other-than-temporary. For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, we evaluate information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions.
If we determine that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

RESULTS OF OPERATIONS
Fiscal 2019 Compared to Fiscal 2018
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,464.4	$1,822.1	$(357.7)	(19.6)%
Television Production	920.9	1,033.2	(112.3)	(10.9)%
Media Networks	1,461.0	1,411.2	49.8	3.5%
Intersegment eliminations	(165.8)	(137.4)	(28.4)	20.7%
Total revenues	3,680.5	4,129.1	(448.6)	(10.9)%
Expenses:
Direct operating	2,028.2	2,309.6	(281.4)	(12.2)%
Distribution and marketing	835.5	897.6	(62.1)	(6.9)%
General and administration	445.4	454.4	(9.0)	(2.0)%
Depreciation and amortization	163.4	159.0	4.4	2.8%
Restructuring and other	78.0	59.8	18.2	30.4%
Total expenses	3,550.5	3,880.4	(329.9)	(8.5)%
Operating income	130.0	248.7	(118.7)	(47.7)%
Interest expense	(198.9)	(193.7)	(5.2)	2.7%
Shareholder litigation settlements	(114.1)	—	(114.1)	n/a
Interest and other income	12.0	10.4	1.6	15.4%
Other expense	(4.7)	—	(4.7)	n/a
Loss on extinguishment of debt	(1.9)	(35.7)	33.8	(94.7)%
Gain (loss) on investments	(87.6)	171.8	(259.4)	(151.0)%
Equity interests income (loss)	(42.9)	(52.8)	9.9	(18.8)%
Income (loss) before income taxes	(308.1)	148.7	(456.8)	(307.2)%
Income tax benefit	8.5	319.4	(310.9)	(97.3)%
Net income (loss)	(299.6)	468.1	(767.7)	(164.0)%
Less: Net loss attributable to noncontrolling interest	15.4	5.5	9.9	180.0%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(284.2)	$473.6	$(757.8)	(160.0)%
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues decreased in fiscal 2019, due to a decrease in Motion Picture revenues, and to a lesser extent, Television Production revenues and higher intersegment eliminations principally related to higher intersegment revenues in the Television Production segment, partially offset by increased Media Networks revenues.
The decrease in Motion Picture revenue was primarily due to lower home entertainment and international revenue generated from the Fiscal 2019 and Fiscal 2018 Theatrical Slates in fiscal 2019, as compared to the revenue generated from the Fiscal 2018 and Fiscal 2017 Theatrical Slates in fiscal 2018. In addition, theatrical revenue decreased due to a significant contribution of revenue in fiscal 2018 from Wonder, and fewer Feature Films released in fiscal 2019 as compared to fiscal 2018. The decrease in Television Production revenue was due to lower domestic television, international and home entertainment revenue, offset partially by increased other revenue. The increase in Media Networks revenue was primarily driven by OTT revenue growth. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2019 and 2018:

	Year Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$758.1	51.8%	$977.8	53.7%	$(219.7)	(22.5)%
Television Production	774.5	84.1	842.2	81.5	(67.7)	(8.0)%
Media Networks	600.9	41.1	575.9	40.8	25.0	4.3%
Other	54.2	nm	45.6	nm	8.6	18.9%
Intersegment eliminations	(159.5)	nm	(131.9)	nm	(27.6)	20.9%
	$2,028.2	55.1%	$2,309.6	55.9%	$(281.4)	(12.2)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in fiscal 2019, primarily due to decreased Motion Picture and Television Production revenue. See further discussion in the Segment Results of Operations section below.
Other in fiscal 2019 and fiscal 2018 represents the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions. In addition, during the fourth quarter of fiscal 2019, in connection with recent management changes, we implemented changes to our programming strategy including programming that will no longer be broadcast on Starz networks. As a result, we recorded certain programming and content charges of $35.1 million in fiscal 2019, which are included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item in the table above (see Note 15 to our consolidated financial statements).

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2019 and 2018:

	Year Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$472.2	$551.7	$(79.5)	(14.4)%
Television Production	36.8	39.7	(2.9)	(7.3)%
Media Networks	326.1	305.3	20.8	6.8%
Other	0.4	0.9	(0.5)	(55.6)%
	$835.5	$897.6	$(62.1)	(6.9)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$289.5	$319.1	$(29.6)	(9.3)%
_______________________
nm - Percentage not meaningful.
Distribution and Marketing expenses decreased in fiscal 2019, due to decreased Motion Picture theatrical P&A on fewer Feature Film releases and lower home entertainment distribution and marketing expenses, and to a lesser extent, international distribution and marketing expenses, which were partially offset by increased Motion Picture theatrical P&A incurred in advance in fiscal 2019 for films to be released in future periods, and increased Media Networks distribution and marketing expense. See further discussion in the Segment Results of Operations section below.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,				Increase (Decrease)
	2019	% of Revenues	2018	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$105.6		$113.2		$(7.6)	(6.7)%
Television Production	43.5		40.3		3.2	7.9%
Media Networks	97.7		100.9		(3.2)	(3.2)%
Corporate	104.2		110.3		(6.1)	(5.5)%
	351.0	9.5%	364.7	8.8%	(13.7)	(3.8)%
Share-based compensation expense	50.6		83.6		(33.0)	(39.5)%
Purchase accounting and related adjustments	43.8		6.1		37.7	nm
Total general and administrative expenses	$445.4	12.1%	$454.4	11.0%	$(9.0)	(2.0)%
_______________________
nm - Percentage not meaningful.
General and administrative expenses decreased in fiscal 2019, resulting from lower share-based compensation expense and decreases in Motion Picture, Corporate and Media Networks general and administrative expenses due in part to the Company's cost-saving initiatives, partially offset by increased purchase accounting and related adjustments and increased Television Production general and administrative expenses. In fiscal 2019, Television Production includes general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $6.1 million, or 5.5%, primarily due to decreases in incentive compensation and professional fees, partially offset by increases in rent and facilities costs.

The decrease in share-based compensation expense included in general and administrative expense is primarily due to lower fair values associated with stock option and other equity awards in fiscal 2019 as compared to fiscal 2018. Additionally, the decrease in share-based compensation expense is due to lower compensation expense associated with the replacement of Starz share-based payment awards. The following table reconciles this amount to total share-based compensation expense:

	Year Ended
	March 31,
	2019	2018
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$50.6	$83.6
Restructuring and other(1)	16.0	2.9
Direct operating expense	1.1	1.1
Distribution and marketing expense	0.4	0.9
Total share-based compensation expense	$68.1	$88.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense (see Note 11 to our consolidated financial statements for further information).

Depreciation and Amortization Expense. Depreciation and amortization of $163.4 million for fiscal 2019 increased $4.4 million from $159.0 million in fiscal 2018.
Restructuring and Other. Restructuring and other increased $18.2 million in fiscal 2019 as compared to fiscal 2018, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2019 and 2018 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$31.5	$21.5	$10.0	46.5%
Accelerated vesting on equity awards (see Note 13)	16.0	2.9	13.1	451.7%
Total severance costs	47.5	24.4	23.1	94.7%
Transaction and related costs(2)	30.5	22.2	8.3	37.4%
Development expense(3)	—	13.2	(13.2)	(100.0)%
	$78.0	$59.8	$18.2	30.4%
_______________________

(1)	Severance costs in the fiscal years ended March 31, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the fiscal years ended March 31, 2019 and 2018 reflect transaction, integration and legal costs incurred associated with certain strategic transactions and legal matters. In fiscal 2019, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In fiscal 2018, these costs were primarily related to the sale of EPIX (see Note 5 to our consolidated financial statements), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

(3)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year ended March 31, 2018.

Interest Expense. Interest expense of $198.9 million in fiscal 2019 increased $5.2 million from fiscal 2018. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,
	2019	2018
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$10.9	$3.9
Term loans	86.4	78.4
5.875% Senior Notes	30.6	30.7
6.375% Senior Notes	5.5	—
Other(1)	18.6	9.9
	152.0	122.9
Amortization of debt discount and financing costs	11.6	14.3
	163.6	137.2
Interest on dissenting shareholders' liability(2)	35.3	56.5
Total interest expense	$198.9	$193.7
 ______________________

(1)	In fiscal 2019, amounts include interest expense related to the Company's interest rate swap agreements (see Note 18 to our consolidated financial statements), capital leases and other interest.

(2)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz Merger. See Note 17 to our consolidated financial statements.
Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in fiscal 2019 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million, and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. There were no comparable charges in fiscal 2018. See Note 17 to our consolidated financial statements.
Other Expense. Other expense of $4.7 million for fiscal 2019 represented the loss recorded related to our monetization of accounts receivable to third-party purchasers (see Note 19 to our consolidated financial statements). There was no comparable charge in fiscal 2018.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.9 million in fiscal 2019 related to early repayments on the Term Loan B. Loss on extinguishment of debt was $35.7 million in fiscal 2018 related to the March 2018 refinancing of the Company's Senior Credit Facilities, the December 2017 Term Loan B refinancing, and other voluntary prepayments on the Previous Term Loan B. See Note 7 to our consolidated financial statements.
Gain (Loss) on Investments. The following table sets forth the components of the gain (loss) on investments for fiscal 2019 and 2018 (see Note 5 to our consolidated financial statements):

	Year Ended
	March 31,
	2019	2018

Impairments of investments(1)	$(36.8)	$(29.2)
Unrealized losses on equity securities held as of March 31, 2019(2)	(6.2)	—
Gain (loss) on sale of equity method investees(3)	(44.6)	201.0
	$(87.6)	$171.8
___________________

(1)	Represents other-than-temporary impairments on our investments.

(2)	Represents the unrealized losses recorded for the change in fair value of our investment in available-for-sale equity securities measured at fair value.

(3)
In fiscal 2019, represents the loss recorded in connection with the March 15, 2019 sale of our 50.0% equity interest in Pop. In fiscal 2018, represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX.

Equity Interests Loss. Equity interests loss of $42.9 million in fiscal 2019 compared to equity interests loss of $52.8 million in fiscal 2018, driven by lower losses from other equity method investees which was partially offset by lower income from EPIX in fiscal 2019 due to the May 2017 sale of our equity interest in EPIX.

Income Tax Benefit. We had an income tax benefit of $8.5 million in fiscal 2019, compared to a benefit of $319.4 million in fiscal 2018. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes certain foreign affiliate dividends in our Canadian jurisdiction that can be received without being subject to tax under Canadian tax law. However, our income tax benefit for the fiscal year ended March 31, 2019 was offset by valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes imposed by the Tax Act, and the nondeductible portion of our shareholder litigation settlements.

Our total income tax benefit of $319.4 million in fiscal 2018 included a net benefit of $259.1 million, consisting of a $165.0 million benefit from the impact of the change in U.S. federal tax rates (see below) on our beginning net deferred tax liability balances, a benefit of $162.3 million primarily for foreign affiliate dividends resulting from an internal capital restructuring in connection with our third party debt refinancing (see Note 7 to our consolidated financial statements), offset by charges of $58.8 million and $9.4 million from increases in our valuation allowance associated with certain U.S. and foreign deferred tax assets, respectively, that may not be realized on a more likely than not basis.

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

In the fiscal year ended March 31, 2018, we recorded provisional amounts reflecting reasonable estimates of the impact of the Tax Act, which included a $165.0 million income tax benefit related to the impact of the corporate income tax rate reduction on our net deferred tax liabilities. In addition, we made provisional estimates of other effects of the Tax Act, such as the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, we completed our analysis and our accounting for the Tax Act, and there were no material adjustments to our provisional estimates.

At March 31, 2019, we had U.S. net operating loss carryforwards of approximately $1,367.9 million available to reduce future federal income taxes which expire beginning in 2029 through 2038, state net operating loss carryforwards of approximately $791.3 million available to reduce future state income taxes which expire in varying amounts beginning 2021, Canadian loss carryforwards of $106.9 million which will expire beginning in 2034, and Luxembourg loss carryforwards of $947.0 million which will expire beginning in 2036. In addition, at March 31, 2019, we had U.S. credit carryforwards related to foreign taxes paid of approximately $74.2 million to offset future federal income taxes that will expire beginning in 2021.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2019 was $284.2 million, or basic and diluted net loss per common share of $1.33 on 213.7 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2018 of $473.6 million, or basic net income per common share of $2.27 on 208.4 million weighted average common shares outstanding and diluted net income per common share of $2.15 on 220.4 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of management changes and associated strategy, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 16 to the consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,464.4	$1,822.1	$(357.7)	(19.6)%
Expenses:
Direct operating expense	758.1	977.8	(219.7)	(22.5)%
Distribution & marketing expense	472.2	551.7	(79.5)	(14.4)%
Gross contribution	234.1	292.6	(58.5)	(20.0)%
General and administrative expenses	105.6	113.2	(7.6)	(6.7)%
Segment profit	$128.5	$179.4	$(50.9)	(28.4)%

U.S. theatrical P&A expense included in distribution and marketing expense	$289.5	$319.1	$(29.6)	(9.3)%

Direct operating expense as a percentage of revenue	51.8%	53.7%

Gross contribution as a percentage of revenue	16.0%	16.1%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2019 and 2018:

	Year Ended March 31,
	2019			2018			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$164.5	$51.3	$215.8	$238.5	$42.9	$281.4	$(65.6)
Home Entertainment
Digital Media	157.2	177.5	334.7	206.1	167.6	373.7	(39.0)
Packaged Media	108.4	149.1	257.5	213.4	186.9	400.3	(142.8)
Total Home Entertainment	265.6	326.6	592.2	419.5	354.5	774.0	(181.8)
Television	209.6	64.8	274.4	220.2	58.3	278.5	(4.1)
International	260.8	80.3	341.1	356.2	100.5	456.7	(115.6)
Other	36.2	4.7	40.9	24.1	7.4	31.5	9.4
	$936.7	$527.7	$1,464.4	$1,258.5	$563.6	$1,822.1	$(357.7)
____________________

(1)
Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.

Theatrical revenue decreased $65.6 million, or 23.3%, in fiscal 2019 as compared to fiscal 2018, due to significant theatrical revenue from Wonder in fiscal 2018, and fewer Feature Films released in fiscal 2019 as compared to fiscal 2018. The decrease in revenue from our Feature Films was partially offset by increased revenue from Other Than Feature Film product categories, driven by the performance of Pantelion Films' Overboard in fiscal 2019, as compared to How to Be a Latin Lover in fiscal 2018.
Home entertainment revenue decreased $181.8 million, or 23.5%, in fiscal 2019, as compared to fiscal 2018, primarily due to a decrease of $153.9 million of home entertainment revenue from our Feature Films, driven by lower packaged media revenue (and to a lesser extent, digital media revenue) from the Feature Films released on packaged media during fiscal 2019 as compared to fiscal 2018. In particular, the home entertainment revenue generated in fiscal 2019 from our Fiscal 2019 and Fiscal 2018 Theatrical Slates (which included home entertainment revenue from the release of A Simple Favor, Robin Hood, and The Spy Who Dumped Me from our Fiscal 2019 Theatrical Slate and The Commuter from our Fiscal 2018 Theatrical Slate) was less than the revenue generated in fiscal 2018 from our Fiscal 2018 and Fiscal 2017 Theatrical Slates (which included home entertainment revenue from the release of The Hitman's Bodyguard from our Fiscal 2018 Theatrical Slate and La La Land, John Wick: Chapter 2, and Power Rangers from our Fiscal 2017 Theatrical Slate). In addition, home entertainment revenue from Other Than Feature Film product categories decreased $27.9 million driven by lower revenue from a distribution arrangement acquired as part of the Starz acquisition, partially offset by higher home entertainment revenue from ancillary-driven platform theatrical releases.
International revenue decreased $115.6 million, or 25.3%, in fiscal 2019, as compared to fiscal 2018, primarily due to lower revenue from our Feature Films, and in particular, the revenue generated in fiscal 2019 from our Fiscal 2018 Theatrical Slate as compared to the revenue generated in fiscal 2018 from our Fiscal 2017 Theatrical Slate (which included significant international revenue from La La Land, Power Rangers and John Wick: Chapter 2). In addition, the decrease in international revenue was, to a lesser extent, driven by lower revenue from Other Than Feature Film product categories as a result of significant revenues in fiscal 2018 from a library distribution agreement and UK third-party product.

Direct Operating Expense. Direct operating expenses as a percentage of motion picture revenue in fiscal 2019 was comparable to fiscal 2018. Direct operating expense as a percentage of revenue can fluctuate due to the change in the mix of titles and product categories generating revenue and investment in film write-downs. Investment in film write-downs were approximately $22.9 million in fiscal 2019, as compared to approximately $33.6 million in fiscal 2018.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in fiscal 2019 is primarily due to lower theatrical P&A spending in fiscal 2019 on fewer Feature Film theatrical releases and lower home entertainment distribution and marketing expenses associated with lower home entertainment revenue, offset partially by increased theatrical P&A incurred in advance in fiscal 2019 for films to be released in future periods. The decrease was also, to a lesser extent, due to lower international distribution and marketing expenses associated with lower international revenue. In fiscal 2019, approximately $31.6 million of P&A was incurred in advance for films to be released in fiscal 2020, such as Hellboy, Long Shot and John Wick: Chapter 3. In fiscal 2018, approximately $10.3 million of P&A was incurred in advance for films to be released in fiscal 2019, such as Uncle Drew, Traffik and The Spy Who Dumped Me.
Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2019 decreased as compared to fiscal 2018, primarily due to a decrease in Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $7.6 million, or 6.7%, primarily due to decreases in incentive compensation and professional fees, partially offset by increases in rent and facilities costs.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$920.9	$1,033.2	$(112.3)	(10.9)%
Expenses:
Direct operating expense	774.5	842.2	(67.7)	(8.0)%
Distribution & marketing expense	36.8	39.7	(2.9)	(7.3)%
Gross contribution	109.6	151.3	(41.7)	(27.6)%
General and administrative expenses	43.5	40.3	3.2	7.9%
Segment profit	$66.1	$111.0	$(44.9)	(40.5)%

Direct operating expense as a percentage of revenue	84.1%	81.5%

Gross contribution as a percentage of revenue	11.9%	14.6%

Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Television Production	(Amounts in millions)
Television	$655.8	$744.5	$(88.7)	(11.9)%
International	136.0	179.6	(43.6)	(24.3)%
Home Entertainment Revenue
Digital	66.9	96.3	(29.4)	(30.5)%
Packaged Media	7.6	11.2	(3.6)	(32.1)%
Total Home Entertainment Revenue	74.5	107.5	(33.0)	(30.7)%
Other	54.6	1.6	53.0	nm
	$920.9	$1,033.2	$(112.3)	(10.9)%
_______________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in fiscal 2019 as compared to fiscal 2018, primarily due to fewer television episodes delivered, and to a lesser extent, decreased license fees from unscripted television programs. These decreases were offset partially by increased revenues from the licensing of Starz original series in fiscal 2019 as compared to fiscal 2018.
International revenue in fiscal 2019 decreased $43.6 million, or 24.3%, as compared to fiscal 2018, due to lower revenue in fiscal 2019 for library television titles, such as Weeds, Mad Men and Dirty Dancing, lower revenue generated from a partial season delivered for Nashville Season 6 in fiscal 2019 as compared to episodes delivered for Nashville Season 5 and Season 6 in fiscal 2018, and a contribution of revenues from Dear White People Season 2 in fiscal 2018. The decrease in international revenue was also, to a lesser extent, due to lower revenues from the licensing of Starz original series in fiscal 2019 as compared to fiscal 2018.
Home entertainment revenue in fiscal 2019 decreased $33.0 million, or 30.7%, as compared to fiscal 2018, primarily driven by a significant contribution of revenues from a digital media licensing arrangement in fiscal 2018 for the Starz original series, Power Seasons 1 - 4.
Other revenue increased in fiscal 2019 as compared to fiscal 2018 due to revenue in fiscal 2019 from the May 29, 2018 acquisition of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2019 decreased $67.7 million, or 8.0%, primarily driven by lower Television Production revenue. The increase in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in fiscal 2019 as compared to fiscal 2018.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for fiscal 2019 decreased as compared to fiscal 2018, primarily due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $3.2 million, or 7.9%, primarily due to increases in salaries and related expenses and to a lesser extent increases in professional fees and rent and facilities costs. Fiscal 2019 includes general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2019 and 2018:

	Year Ended
	March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,461.0	$1,411.2	$49.8	3.5%
Expenses:
Direct operating expense	600.9	575.9	25.0	4.3%
Distribution & marketing expense	326.1	305.3	20.8	6.8%
Gross contribution	534.0	530.0	4.0	0.8%
General and administrative expenses	97.7	100.9	(3.2)	(3.2)%
Segment profit	$436.3	$429.1	$7.2	1.7%

Direct operating expense as a percentage of revenue	41.1%	40.8%

Gross contribution as a percentage of revenue	36.6%	37.6%

The following table sets forth the Media Networks segment profit by product line:

	Year Ended				Year Ended
	March 31, 2019				March 31, 2018
	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks	Starz Networks	Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,440.9	$2.1	$18.0	$1,461.0	$1,404.1	$7.1	$1,411.2
Expenses:
Direct operating expense	563.7	30.1	7.1	600.9	554.5	21.4	575.9
Distribution & marketing expense	303.1	5.2	17.8	326.1	288.3	17.0	305.3
Gross contribution	574.1	(33.2)	(6.9)	534.0	561.3	(31.3)	530.0
General and administrative expenses	86.1	7.2	4.4	97.7	93.3	7.6	100.9
Segment profit	$488.0	$(40.4)	$(11.3)	$436.3	$468.0	$(38.9)	$429.1

Revenue. The table below sets forth, for the periods presented, domestic subscriptions to our STARZ network:

	March 31,	March 31,
	2019	2018
	(Amounts in millions)
Period End Subscriptions:
STARZ	24.7	23.5
The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $36.8 million due to a $27.5 million increase in effective rates and a $9.3 million increase due to higher average subscriptions primarily as a result of OTT revenue growth partially offset by declines in subscribers on traditional services. Revenue from STARZPLAY International increased with the launch of the STARZPLAY service in the United Kingdom, Germany, Canada and Spain. During fiscal 2019 and fiscal 2018, the following original series premiered on STARZ:

Year Ended March 31, 2019	Year Ended March 31, 2018
First Quarter:	First Quarter:
Howard's End	The White Princess
Sweetbitter Season 1	American Gods Season 1
Vida Season 1	Power Season 4
Wrong Man Season 1
Second Quarter:	Second Quarter:
Power Season 5	Survivor's Remorse Season 4
America to Me	Outlander Season 3
Warriors of Liberty City
Third Quarter:	Third Quarter:
Outlander Season 4	The Girlfriend Experience Season 2
Counterpart Season 2
Fourth Quarter:	Fourth Quarter:
American Gods Season 2	Counterpart Season 1
Now Apocalypse Season 1	Ash Vs. Evil Dead Season 3
Direct Operating and Distribution and Marketing Expenses. Starz Networks' and STARZPLAY International direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. In addition, the launch of the STARZPLAY service by STARZPLAY International will result in an increase in expenses.
The increase in Media Networks direct operating expense is primarily due to Starz International direct operating expense in fiscal 2019, as a result of higher programming cost amortization related to the launch of STARZPLAY in the United Kingdom, Germany, Canada and Spain, with no comparable expense in fiscal 2018, and higher programming amortization related to our Starz Originals, partially offset by a decrease in programming cost amortization related to our programming output agreements. This increase was partially offset by decreased Streaming Services direct operating expense.
The increase in Media Networks distribution and marketing expense is primarily due to an increase in Starz Networks' OTT related operating and advertising and marketing costs, and increased spend on Starz Originals. In addition, fiscal 2019 included distribution and marketing expenses related to STARZPLAY International, with no comparable expense in fiscal 2018.
Gross Contribution. Gross contribution of the Media Networks segment for fiscal 2019 was primarily from Starz Networks. The increase in gross contribution compared to fiscal 2018 was due to higher gross contribution from Starz Networks and lower negative contributions from Streaming Services, which were mostly offset by the STARZPLAY International gross contribution loss in fiscal 2019.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2019 decreased slightly from fiscal 2018, driven by a decrease in Starz Networks and Streaming Services, offset by general and administrative expenses in fiscal 2019 for STARZPLAY International. The decrease in Starz Networks was driven by a decrease in professional services.

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

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,822.1	$1,920.6	$(98.5)	(5.1)%
Television Production	1,033.2	892.8	140.4	15.7%
Media Networks	1,411.2	426.3	984.9	nm
Intersegment eliminations	(137.4)	(38.2)	(99.2)	nm
Total revenues	4,129.1	3,201.5	927.6	29.0%
Expenses:
Direct operating	2,309.6	1,903.8	405.8	21.3%
Distribution and marketing	897.6	806.8	90.8	11.3%
General and administration	454.4	355.4	99.0	27.9%
Depreciation and amortization	159.0	63.1	95.9	152.0%
Restructuring and other	59.8	88.7	(28.9)	(32.6)%
Total expenses	3,880.4	3,217.8	662.6	20.6%
Operating income (loss)	248.7	(16.3)	265.0	nm
Interest expense	(193.7)	(115.2)	(78.5)	68.1%
Interest and other income	10.4	6.4	4.0	62.5%
Loss on extinguishment of debt	(35.7)	(40.4)	4.7	(11.6)%
Gain on investments	171.8	20.4	151.4	nm
Equity interests income (loss)	(52.8)	10.7	(63.5)	nm
Income (loss) before income taxes	148.7	(134.4)	283.1	(210.6)%
Income tax benefit	319.4	148.9	170.5	114.5%
Net income	468.1	14.5	453.6	nm
Less: Net loss attributable to noncontrolling interest	5.5	0.3	5.2	nm
Net income attributable to Lions Gate Entertainment Corp. shareholders	$473.6	$14.8	$458.8	nm
_____________________
nm - Percentage not meaningful

Revenues. Consolidated revenues increased in fiscal 2018, due to the inclusion of Starz revenue for the entire fiscal year, as compared to the period from the acquisition date of December 8, 2016 to March 31, 2017 in fiscal 2017, and increased Television Production revenues, offset partially by decreases in Motion Picture revenues and increases in intercompany eliminations principally related to revenues in the Television Production segment. The Media Networks, Television Production and Motion Picture revenues in fiscal 2018 include $1,404.1 million, $121.3 million and $126.4 million, respectively, of third party revenues from Starz, as compared to $423.4 million, $30.3 million and $29.5 million, respectively, in fiscal 2017 from the date of acquisition.
The decrease in Motion Picture revenue was primarily due to decreases in theatrical and international revenue driven by our smaller theatrical slate (15 feature films released in fiscal 2018 compared to 18 in fiscal 2017). In addition, fiscal 2017 included significant theatrical and international contributions from La La Land, Now You See Me 2 and Deepwater Horizon. These decreases were partially offset by an increase in Motion Picture home entertainment revenue, driven by a greater contribution in fiscal 2018 from the Starz third party distribution business as a result of the Starz Merger.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018		2017		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$977.8	53.7%	$976.4	50.8%	$1.4	0.1%
Television Production	842.2	81.5	749.8	84.0	92.4	12.3%
Media Networks	575.9	40.8	186.6	43.8	389.3	208.6%
Other	45.6	nm	18.8	nm	26.8	142.6%
Intersegment eliminations	(131.9)	nm	(27.8)	nm	(104.1)	nm
	$2,309.6	55.9%	$1,903.8	59.5%	$405.8	21.3%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2018, primarily due to the inclusion of Starz expenses for the entire fiscal year. The increased Television Production direct operating expense was offset by the increase in intersegment eliminations primarily related to the elimination of Television Production direct operating expense. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$551.7	$706.4	$(154.7)	(21.9)%
Television Production	39.7	35.6	4.1	11.5%
Media Networks	305.3	64.4	240.9	nm
Other	0.9	0.4	0.5	nm
	$897.6	$806.8	$90.8	11.3%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$319.1	$474.5	$(155.4)	(32.8)%
_______________________
nm - Percentage not meaningful.

Distribution and Marketing expenses increased in fiscal 2018, due to the inclusion of distribution and marketing expenses from Starz in the Media Networks segment for the entire fiscal year, and slightly increased Television Production distribution and marketing expenses, offset partially by decreased Motion Picture theatrical P&A expenses. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,				Increase (Decrease)
	2018	% of Revenues	2017	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$113.2		$105.3		$7.9	7.5%
Television Production	40.3		32.1		8.2	25.5%
Media Networks	100.9		45.0		55.9	nm
Corporate	110.3		92.5		17.8	19.2%
	364.7	8.8%	274.9	8.6%	89.8	32.7%
Share-based compensation expense	83.6		75.5		8.1	10.7%
Purchase accounting and related adjustments	6.1		5.0		1.1	22.0%
Total general and administrative expenses	$454.4	11.0%	$355.4	11.1%	$99.0	27.9%
_______________________
nm - Percentage not meaningful.

General and administrative expenses increased in fiscal 2018, resulting from the inclusion of general and administrative expense from Starz in the Media Networks segment for a full fiscal year, increased corporate general and administrative expenses, higher share-based compensation expense, and increased Motion Picture and Television Production general and administrative expense. See further discussion in the Segment Results of Operations section below.
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
Restructuring and Other. Restructuring and other decreased $28.9 million, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2018 and 2017 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$21.5	$26.7	$(5.2)	(19.5)%
Accelerated vesting on equity awards (see Note 13)	2.9	2.4	0.5	20.8%
Total severance costs	24.4	29.1	(4.7)	(16.2)%
Transaction and related costs(2)	22.2	59.6	(37.4)	(62.8)%
Development expense(3)	13.2	—	13.2	nm
	$59.8	$88.7	$(28.9)	(32.6)%
_______________________
nm - Percentage not meaningful.

(1)	Severance costs in the fiscal years ended March 31, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the fiscal years ended March 31, 2018 and 2017 reflect transaction, integration and legal costs incurred associated with certain strategic transactions. In fiscal 2018, these costs were primarily related to the sale of EPIX (see Note 5 to our consolidated financial statements), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz. In fiscal 2017, these costs were primarily related to the Starz Merger, the legal fees associated with the Starz class action lawsuits, and an arbitration award of $5.8 million and related legal expenses.

(3)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year.

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

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$3.9	$9.6
Term loans	78.4	46.7
5.875% Senior Notes	30.7	13.1
5.25% Senior Notes	—	8.1
Other	9.9	9.3
	122.9	86.8
Amortization of debt discount and financing costs	14.3	12.9
	137.2	99.7

Interest on dissenting shareholders' liability(1)	56.5	15.5
	$193.7	$115.2
_________________

(1)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz Merger (see Note 2 to our consolidated financial statements).

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $35.7 million in fiscal 2018, primarily related to the March 2018 Senior Credit Facilities refinancing, the December 2017 Term Loan B refinancing, and other voluntary prepayments on the Previous Term Loan B. See Note 7 to our consolidated financial statements.
Loss on extinguishment of debt was $40.4 million in fiscal 2017 related to the extinguishment of debt in connection with the Starz Merger financing in the third quarter of fiscal 2017, and the early repayment of $400.0 million in principal amount on the Previous Term Loan B in the fourth quarter of fiscal 2017.
Gain on Investments. The following table sets forth the components of the gain on investments for fiscal 2018 and 2017 (see Note 5 to our consolidated financial statements):

	Year Ended
	March 31,
	2018	2017

Impairments of investments(1)	$(29.2)	$—
Gain on sale of EPIX(2)	201.0	—
Gain on Starz investment(3)	—	20.4
	$171.8	$20.4
___________________

(1)	Represents other-than-temporary impairments on our investments.

(2)	Represents the gain recorded in connection with the May 11, 2017 sale of our 31.15% equity interest in EPIX.

(3)	Represents the difference between the fair value and the original cost of the available-for-sale investment in equity securities of Starz held on the date of the Starz Merger (December 8, 2016).
Equity Interests Income (Loss). Equity interests loss of $52.8 million in fiscal 2018 compared to equity interests income of $10.7 million in fiscal 2017, driven by increased losses from other equity method investees and lower income from EPIX in fiscal 2018 due to the May 2017 sale of our equity interest in EPIX.

Income Tax Benefit. We had an income tax benefit of $319.4 million in fiscal 2018, compared to a benefit of $148.9 million in fiscal 2017. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and the tax deductions generated by our capital structure, which includes a favorable permanent book-tax difference in our Canadian jurisdiction for certain foreign affiliate dividends. Canadian tax law permits such dividends to be received without being subject to tax. In addition, our total income tax benefit of $319.4 million in fiscal 2018 included a net benefit of $259.1 million, consisting of a $165.0 million benefit from the impact of the change in U.S. federal tax rates (see below) on our beginning net deferred tax liability balances, a benefit of $162.3 million primarily for foreign affiliate dividends resulting from an internal capital restructuring in connection with our third party debt refinancing (see Note 7 to our consolidated financial statements), offset by charges of $58.8 million and $9.4 million from increases in our valuation allowance associated with certain U.S. and foreign deferred tax assets, respectively, that may not be realized on a more likely than not basis. The impact is reflected in Note 14 to our consolidated financial statements in the table that reconciles income taxes computed at U.S. statutory income tax rates to the income tax provision (benefit).

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

In fiscal 2018, we recorded provisional amounts reflecting reasonable estimates of the impact of the Tax Act, which included a $165.0 million income tax benefit related to the impact of the corporate income tax rate reduction on our net deferred tax liabilities. In addition, we made provisional estimates of other effects of the Tax Act, such as the tax effects of executive compensation, the one-time transition tax, net operating loss carryovers, foreign tax credits, and accelerated deductions for U.S. film costs. The estimated impact of the Tax Act was based on a preliminary review of the new law, subject to revision based upon further analysis and interpretation of the Tax Act. During the quarter ended December 31, 2018, we completed our analysis and our accounting for the Tax Act, and there were no material adjustments to our provisional estimates.

Net Income Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the fiscal year ended March 31, 2018 was $473.6 million, or basic net income per common share of $2.27 on 208.4 million weighted average common shares outstanding and diluted net income per common share of $2.15 on 220.4 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the fiscal year ended March 31, 2017 of $14.8 million, or basic net income per common share of $0.09 on 165.0 million weighted average common shares outstanding and diluted net income per common share of $0.09 on 172.2 million common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of management changes and associated strategy, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 16 to the consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,822.1	$1,920.6	$(98.5)	(5.1)%
Expenses:
Direct operating expense	977.8	976.4	1.4	0.1%
Distribution & marketing expense	551.7	706.4	(154.7)	(21.9)%
Gross contribution	292.6	237.8	54.8	23.0%
General and administrative expenses	113.2	105.3	7.9	7.5%
Segment profit	$179.4	$132.5	$46.9	35.4%

U.S. theatrical P&A expense included in distribution and marketing expense	$319.1	$474.5	$(155.4)	(32.8)%

Direct operating expense as a percentage of revenue	53.7%	50.8%

Gross contribution as a percentage of revenue	16.1%	12.4%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31,
	2018			2017			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$238.5	$42.9	$281.4	$353.7	$17.6	$371.3	$(89.9)
Home Entertainment
Digital Media	206.1	167.6	373.7	192.7	111.2	303.9	69.8
Packaged Media	213.4	186.9	400.3	247.0	156.8	403.8	(3.5)
Total Home Entertainment	419.5	354.5	774.0	439.7	268.0	707.7	66.3
Television	220.2	58.3	278.5	238.7	40.4	279.1	(0.6)
International	356.2	100.5	456.7	439.7	94.1	533.8	(77.1)
Other	24.1	7.4	31.5	18.2	10.5	28.7	2.8
	$1,258.5	$563.6	$1,822.1	$1,490.0	$430.6	$1,920.6	$(98.5)
____________________

(1)
Feature Film: Includes releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.

(2)
Other Than Feature Film: Includes direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.

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
International motion picture revenue decreased $77.1 million, or 14.4%, in fiscal 2018, as compared to fiscal 2017, driven by our smaller Fiscal 2018 theatrical slate, and significant contributions in fiscal 2017 from Now You See Me 2 and Deepwater Horizon.
Direct Operating Expense. The increase in direct operating expenses as a percentage of motion picture revenue was primarily driven by the change in the mix of titles and product categories generating revenue in fiscal 2018 as compared to fiscal 2017, and an increase in investment in film write-downs. Included in Motion Picture direct operating expenses are investment in film write-downs of approximately $33.6 million in fiscal 2018, compared to approximately $17.0 million in fiscal 2017.
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
Gross Contribution. Gross contribution and gross contribution margin of the Motion Picture segment for fiscal 2018 increased as compared to fiscal 2017, primarily due to lower U.S. theatrical P&A as a percentage of Motion Picture revenue due to lower P&A spending on the fewer number of Feature Film releases in fiscal 2018, offset partially by higher direct operating expenses as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $7.9 million, or 7.5%, primarily due to increases in salaries and related expenses and incentive compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,033.2	$892.8	$140.4	15.7%
Expenses:
Direct operating expense	842.2	749.8	92.4	12.3%
Distribution & marketing expense	39.7	35.6	4.1	11.5%
Gross contribution	151.3	107.4	43.9	40.9%
General and administrative expenses	40.3	32.1	8.2	25.5%
Segment profit	$111.0	$75.3	$35.7	47.4%

Direct operating expense as a percentage of revenue	81.5%	84.0%

Gross contribution as a percentage of revenue	14.6%	12.0%
Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Television Production	(Amounts in millions)
Television	$744.5	$667.3	$77.2	11.6%
International	179.6	163.2	16.4	10.0%
Home Entertainment Revenue
Digital	96.3	50.1	46.2	92.2%
Packaged Media	11.2	6.3	4.9	77.8%
Total Home Entertainment Revenue	107.5	56.4	51.1	90.6%
Other	1.6	5.9	(4.3)	(72.9)%
	$1,033.2	$892.8	$140.4	15.7%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2018, as compared to fiscal 2017, due to increased intersegment domestic television revenues from the Media Networks segment for Starz original series, slightly offset by lower domestic television license fees on new scripted television programs.
International revenue in fiscal 2018 increased $16.4 million, or 10.0% as compared to fiscal 2017, primarily driven by higher revenue in fiscal 2018 from Starz original series due to the inclusion of Starz for the entire fiscal year in fiscal 2018 compared to the period from the date of acquisition (December 8, 2016) through March 31, 2017 in fiscal 2017. This increase was partially offset by lower international revenue in fiscal 2018 from Orange Is the New Black Season 6, and Step Up: High Water Season 1, as compared to the international revenue generated in fiscal 2017 from Orange Is the New Black Seasons 4 & 5 and Mad Men Seasons 1 to 7.
Home entertainment revenue in fiscal 2018 increased $51.1 million, or 90.6% as compared to fiscal 2017, primarily driven by higher digital revenue from Starz original series due to the inclusion of Starz for the entire fiscal year in fiscal 2018 compared to the period from the date of acquisition (December 8, 2016) through March 31, 2017 in fiscal 2017.
Direct Operating Expense. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in fiscal 2018 as compared to fiscal 2017.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for fiscal 2018 increased as compared to fiscal 2017, primarily due to higher Television Production revenues, and lower direct operating expenses as a percentage of Television Production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.2 million, or 25.5%, primarily due to increases in salaries and related expenses, incentive compensation and general and administrative expenses associated with the distribution of Starz Originals.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2018 and 2017. Media Networks was not previously a reportable segment prior to the quarter ended December 31, 2016, and in fiscal 2017, the results of operations in the Media Networks segment represent primarily activity related to Starz from the acquisition date of December 8, 2016 to March 31, 2017.

	Year Ended
	March 31,
	2018	2017
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,411.2	$426.3
Expenses:
Direct operating expense	575.9	186.6
Distribution & marketing expense	305.3	64.4
Gross contribution	530.0	175.3
General and administrative expenses	100.9	45.0
Segment profit	$429.1	$130.3

Direct operating expense as a percentage of revenue	40.8%	43.8%

Gross contribution as a percentage of revenue	37.6%	41.1%

The following table sets forth the Media Networks segment revenue and segment profit by product line:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,404.1	$423.4	$980.7	nm
Streaming Services	7.1	2.9	4.2	144.8%
	$1,411.2	$426.3	$984.9	nm
Segment Profit:
Starz Networks	$468.0	$165.9	$302.1	nm
Streaming Services	(38.9)	(35.5)	(3.4)	9.6%
	$429.1	$130.4	$298.7	229.1%
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
Direct Operating and Distribution and Marketing Expenses. Starz Networks' direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new shows and particularly new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series are premiering on STARZ. During fiscal 2018 and the period from the acquisition date of December 8, 2016 through March 31, 2017, the following original series premiered on STARZ:

Year Ended March 31, 2018	Period from December 8, 2016 (acquisition date) to March 31, 2017
First Quarter:	First Quarter:
The White Princess	n/a
American Gods Season 1
Power Season 4
Second Quarter:	Second Quarter:
Survivor's Remorse Season 4	n/a
Outlander Season 3
Third Quarter:	Third Quarter:
The Girlfriend Experience Season 2	—
Fourth Quarter:	Fourth Quarter:
Counterpart Season 1	Black Sails Season 4
Ash Vs. Evil Dead Season 3	The Missing Season 2
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

Media Networks Supplemental Pro Forma Financial Information:
The following table sets forth the Media Networks segment profit on a pro forma basis as if the Starz Merger occurred on April 1, 2016:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,411.2	$1,377.7	$33.5	2.4%
Expenses:
Direct operating expense	575.9	632.4	(56.5)	(8.9)%
Distribution & marketing expense	305.3	184.6	120.7	65.4%
Gross contribution	530.0	560.7	(30.7)	(5.5)%
General and administrative expenses	100.9	122.5	(21.6)	(17.6)%
Segment profit	$429.1	$438.2	$(9.1)	(2.1)%

Direct operating expense as a percentage of revenue	40.8%	45.9%

Gross contribution as a percentage of revenue	37.6%	40.7%
NOTE: The pro forma amounts above were determined by combining the historical financial information of Lionsgate and Starz for each respective period and applying the acquisition related accounting. However, the effects of purchase accounting are not part of the definition of segment profit, and have been excluded accordingly. In addition, the pro forma information does not apply any operating costs synergies. The amounts are presented for illustrative purposes and are not necessarily indicative of the combined financial results that might have been achieved for the periods had the acquisition taken place on April 1, 2016, nor are they indicative of the future combined results of Lionsgate and Starz.

The following table sets forth the Media Networks segment revenue and segment profit by product line on a pro forma basis:

	Year Ended
	March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Amounts in millions)
Segment Revenue:
Starz Networks	$1,404.1	$1,374.8	$29.3	2.1%
Streaming Services	7.1	2.9	4.2	144.8%
	$1,411.2	$1,377.7	$33.5	2.4%
Segment Profit:
Starz Networks	$468.0	$473.7	$(5.7)	(1.2)%
Streaming Services(1)	(38.9)	(35.5)	(3.4)	9.6%
	$429.1	$438.2	$(9.1)	(2.1)%

Revenue. The increase in pro forma Starz Networks revenue was due to a $52.1 million increase due to higher effective rates primarily driven by OTT revenue growth, partially offset by a $22.8 million decrease due to lower average subscriptions related to subscriber losses at certain MVPDs. During fiscal 2018 and fiscal 2017, the following original series premiered on STARZ.

Year Ended March 31, 2018	Year Ended March 31, 2017
First Quarter:	First Quarter:
The White Princess	Outlander Season 2
American Gods Season 1	The Girlfriend Experience Season 1
Power Season 4
Second Quarter:	Second Quarter:
Survivor's Remorse Season 4	Power Season 3
Outlander Season 3	Survivor's Remorse Season 4
Third Quarter:	Third Quarter:
The Girlfriend Experience Season 2	Ash Vs. Evil Dead Season 2
Blunt Talk Season 2
Fourth Quarter:	Fourth Quarter:
Counterpart Season 1	Black Sails Season 4
Ash Vs. Evil Dead Season 3	The Missing Season 2

Direct Operating and Distribution and Marketing Expense. The decrease in pro forma direct operating expense is primarily due to lower costs for Starz Networks, driven by decreased programming cost amortization related to output licensing arrangements and Starz Originals, partially offset by an increase in programming cost amortization related to library content and higher development costs. This decrease was partially offset by an increase in direct operating expense for Streaming Services.
The increase in pro forma distribution and marketing expense is due to an increase in Starz Networks' advertising and marketing costs associated with the STARZ app and increased spend on Starz Originals, and to a lesser extent, due to an increase in distribution and marketing expense for Streaming Services.
Gross Contribution. On a pro forma basis, the decrease in gross contribution of the Media Networks segment was primarily due to lower gross contribution from Starz Networks, and to a lesser extent, lower gross contribution from Streaming Services.
General and Administrative Expense. Pro forma general and administrative expenses of the Media Networks segment in fiscal 2018 decreased due to lower Starz Networks general and administrative expenses primarily attributable to lower payroll and related expenses due to prior year headcount reductions, and a slight decrease in costs associated with Streaming Services.

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at March 31, 2019 primarily consisted of a $1.5 billion five-year revolving credit facility entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% Senior Notes due 2024 (the "6.375% Senior Notes").
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
In addition, the Company has a redeemable noncontrolling interest balance of $127.6 million related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 11 to our consolidated financial statements).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2019, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2019, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the fiscal year ended March 31, 2019.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law. In November 2018, our Board of Directors suspended our quarterly cash dividend to focus on driving long-term shareholder value by investing in global growth opportunities for Starz, while also strengthening the Company's balance sheet.
Capacity to Pay Dividends. At March 31, 2019, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $299.6 million and retained earnings of $208.7 million were deemed free of restrictions at March 31, 2019.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents decreased by $193.5 million for the fiscal year ended March 31, 2019, increased by $56.6 million for the fiscal year ended March 31, 2018, and increased by $263.3 million for the fiscal year ended March 31, 2017, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,			Net Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Amounts in millions)
Operating Activities:
Operating income (loss)	$130.0	$248.7	$(16.3)	$(118.7)	$265.0
Amortization of films and television programs and program rights	1,516.5	1,641.7	1,414.0	(125.2)	227.7
Non-cash share-based compensation	68.1	88.4	76.9	(20.3)	11.5
Cash interest	(152.0)	(122.9)	(86.8)	(29.1)	(36.1)
Current income tax provision	(15.1)	19.9	(14.5)	(35.0)	34.4
Shareholder litigation settlement charges and interest	(221.3)	—	—	(221.3)	—
Other non-cash charges included in operating activities	201.5	189.5	87.8	12.0	101.7
Cash flows from operations before changes in operating assets and liabilities	1,527.7	2,065.3	1,461.1	(537.6)	604.2

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	470.8	(8.6)	(87.8)	479.4	79.2
Investment in films and television programs and program rights	(1,469.9)	(1,526.4)	(1,092.0)	56.5	(434.4)
Other changes in operating assets and liabilities	(101.1)	(143.9)	277.2	42.8	(421.1)
Changes in operating assets and liabilities	(1,100.2)	(1,678.9)	(902.6)	578.7	(776.3)
Net Cash Flows Provided By Operating Activities	$427.5	$386.4	$558.5	$41.1	$(172.1)

Fiscal 2019 as Compared to Fiscal 2018. Cash flows provided by operating activities for the fiscal year ended March 31, 2019 were $427.5 million compared to cash flows provided by operating activities of $386.4 million for the fiscal year ended March 31, 2018. The increase in cash provided by operating activities for fiscal 2019 as compared to fiscal 2018 is due to lower cash used from changes in operating assets and liabilities driven by higher decreases in accounts receivable and other assets, and lower investment in films and television programs and program rights spend. The higher decreases in accounts receivables were impacted by the $350.6 million monetization of accounts receivables (see Note 19 to our consolidated financial statements) which contributed to the cash flows provided by operating activities. These increases were partially offset by lower cash flows from operations before changes in operating assets and liabilities, which includes the portion of the shareholder litigation settlement and dissenting shareholders' liability payments in excess of the amounts originally accrued at the acquisition date associated with the Starz merger which are included in the financing activities section below. Cash flows provided by operating activities and cash on hand were primarily used to pay down debt.
Fiscal 2018 as Compared to Fiscal 2017. Cash flows provided by operating activities for the fiscal year ended March 31, 2018 were $386.4 million compared to cash flows provided by operating activities of $558.5 million for the fiscal year ended March 31, 2017. The decrease in cash provided by operating activities for fiscal 2018 as compared to fiscal 2017 is due to higher investment in films and television program and program rights and decreases from changes in other operating assets and liabilities. These decreases were partially offset by higher cash flows from operations before changes in operating assets and liabilities and lower increases in accounts receivables.

Investing Activities. Cash flows provided by (used in) investing activities for the fiscal years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of equity method investees, net of transaction costs	$48.0	$393.7	$—
Investment in equity method investees	(48.6)	(53.4)	(20.6)
Distributions from equity method investees	—	—	3.1
Business acquisitions, net of cash acquired of $5.5, $18.7, and $73.5 in 2019, 2018 and 2017, respectively	(77.3)	(1.8)	(1,102.6)
Capital expenditures	(43.8)	(45.9)	(25.2)
Net Cash Flows Provided By (Used In) Investing Activities	$(121.7)	$292.6	$(1,145.3)
Fiscal 2019 as Compared to Fiscal 2018. Cash used in investing activities of $121.7 million for the fiscal year ended March 31, 2019 compared to cash provided by investing activities of $292.6 million for the fiscal year ended March 31, 2018, as reflected above. The change was primarily due to cash used for the purchase of 3 Arts Entertainment, net of cash acquired, offset partially by the net proceeds from the sale of our equity interest in Pop in fiscal 2019, which compared to the net proceeds from the sale of our equity interest in EPIX in fiscal 2018.
Fiscal 2018 as Compared to Fiscal 2017. Cash provided by investing activities of $292.6 million for the fiscal year ended March 31, 2018 compared to cash used in investing activities of $1.15 billion for the fiscal year ended March 31, 2017, as reflected above. The change was primarily due to proceeds from the sale of our equity interest in EPIX in fiscal 2018 offset partially by cash used for investment in equity method investees, compared to cash used for the purchase of Starz of $1.1 billion, net of cash acquired, in fiscal 2017.
Financing Activities. Cash flows provided by (used in) financing activities for the fiscal years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
Debt - borrowings	$3,541.2	$3,712.6	$4,002.8
Debt - repayments	(3,212.7)	(4,335.7)	(2,766.9)
Net (repayments of) proceeds from debt	328.5	(623.1)	1,235.9

Production loans - borrowings	338.1	319.7	296.0
Production loans - repayments	(305.4)	(332.8)	(632.6)
Net (repayments of) proceeds from production loans	32.7	(13.1)	(336.6)

Payment of dissenter liability accrued at acquisition	(797.3)	—	—
Other financing activities	(63.2)	13.8	(49.2)
Net Cash Flows Provided By (Used In) Financing Activities	$(499.3)	$(622.4)	$850.1
Fiscal 2019. Cash flows used in financing activities of $499.3 million for the fiscal year ended March 31, 2019 compared to cash flows used in financing activities of $622.4 million for the fiscal year ended March 31, 2018. Cash flows used in financing activities for fiscal 2019 primarily reflects the payment of the dissenting shareholders' liability accrued at acquisition associated with the Starz merger (see Note 17 to our consolidated financial statements), net debt borrowings of $328.5 million, net production loan borrowings of $32.7 million, and cash paid for dividends of $57.4 million. Net debt borrowings of $328.5 million in fiscal 2019 included the below transactions:

•
On February 4, 2019 we issued $550.0 million aggregate principal amount of 6.375% Senior Notes. We used the proceeds of the 6.375% Senior Notes to pay down outstanding amounts under our Revolving Credit Facility and for working capital purposes.

•
On April 15, 2018, the 1.25% convertible senior subordinated notes due April 2018 (the "April 2013 1.25% Notes") matured, and upon maturity, we repaid the outstanding principal amount of $60.0 million, together with accrued and unpaid interest.

•	Voluntary prepayments totaling $130.0 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.
Fiscal 2018. Cash flows used in financing activities of $622.4 million for the fiscal year ended March 31, 2018 compared to cash flows provided by financing activities of $850.1 million for the fiscal year ended March 31, 2017. Cash flows used in financing activities for the fiscal year ended March 31, 2018 primarily reflects net repayments of debt borrowings of $623.1 million, net production loan repayments of $13.1 million, and cash provided by other financing activities, which includes proceeds from the exercise of stock options partially offset by tax withholding payments. Net repayments of debt borrowings of $623.1 million in fiscal 2018 included the below transactions:

•
On March 22, 2018, the Company entered into an amendment to the Credit Agreement (as amended, the "Amended Credit Agreement") to refinance its Previous Revolving Credit Facility, Previous Term Loan A and Previous Term Loan B. In connection with the amendment, the Company repaid in full the then outstanding principal amounts of $950.0 million under the Previous Term Loan A and $825.0 million under the Previous Term Loan B, and terminated all commitments under the Previous Revolving Credit Facility. In addition, the Company incurred a new five-year Term Loan A in aggregate principal amount of $750.0 million, incurred a new seven-year Term Loan B in aggregate principal amount of $1,250.0 million, and obtained a new $1.5 billion five-year Revolving Credit Facility. This resulted in net borrowings of $225.0 million.

•
On December 11, 2017, the Company entered into an amendment to the Credit Agreement to reduce the interest rate on the Previous Term Loan B and prepaid $25.0 million of principal outstanding under the Previous Term Loan B.

•	Voluntary prepayments totaling $740.0 million in principal outstanding under the Previous Term Loan B, together with accrued and unpaid interest.
Fiscal 2017. Cash flows provided by financing activities of $850.1 million for the fiscal year ended March 31, 2017 primarily reflects net debt borrowings of $1,235.9 million primarily in connection with the Starz Merger, net production loan repayments of $336.6 million and cash used for other financing activities, which includes dividend payments of $26.8 million and payments for tax withholding of $40.9 million required on equity awards. Net debt borrowings of $1,235.9 million in fiscal 2017 included the below transactions:

•
In connection with the Starz Merger, on December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement") which provided for a $1.0 billion five-year revolving credit facility (the "Previous Revolving Credit Facility") (ii) a $1.0 billion five-year term loan A facility (the "Previous Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Previous Term Loan B"). In addition, on October 27, 2016, Lions Gate Entertainment Corp. issued $520.0 million aggregate principal amount of 5.875% senior notes due 2024 (the "5.875% Senior Notes").

The Company used the proceeds of the 5.875% Senior Notes, the Previous Term Loan A, the Previous Term Loan B, and a portion of the Previous Revolving Credit Facility (amounting to $50.0 million) to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions, including the discharge of Starz's senior notes and repayment of all amounts outstanding under Starz's credit agreement.

•	Voluntary prepayments totaling $400.0 million in principal outstanding under the Previous Term Loan B, together with accrued and unpaid interest.

Debt
See Note 7 to our consolidated financial statements for a discussion of our debt. The principal amounts of our debt outstanding, excluding film obligations and production loans, as of March 31, 2019 and March 31, 2018 were as follows:

	Maturity Date	Principal Amounts Outstanding
		March 31,	March 31,
		2019	2018
		(Amounts in millions)
Revolving Credit Facility(1)	March 2023	$—	$—
Term Loan A(1)(2)	March 2023	750.0	750.0
Term Loan B(1)(2)	March 2025	1,107.5	1,250.0
5.875% Senior Notes(3)	November 2024	520.0	520.0
6.375% Senior Notes(3)	February 2024	550.0	—
Convertible senior subordinated notes	n/a	—	60.0
Capital lease obligations(4)	Various	45.4	50.5
		$2,972.9	$2,630.5
 ______________________

(1)	Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B):

(i)
Revolving Credit Facility Availability of Funds & Commitment Fee: The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2019 there was $1.5 billion available. We are required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.

(ii)	Interest:

•
Revolving Credit Facility and Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement. The margin as of March 31, 2019 is 2.00% (effective interest rate of 4.49% as of March 31, 2019, before the impact of interest rate swaps, see item (2) discussed below).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described below, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.74% as of March 31, 2019, before the impact of interest rate swaps, see item (2) discussed below).

(iii)	Required Principal Payments:

•
Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021 through December 31, 2022, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments, at a quarterly rate of 0.25%, with the balance payable at maturity.
The Term Loan A and Term Loan B also require mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, and the Term Loan B is subject to additional mandatory repayment from specified percentages of excess cash flow, as defined in the Amended Credit Agreement.

(iv)
Security and Covenants: The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Amended Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Amended Credit Agreement), subject to certain exceptions. The Senior Credit Facilities contain a number of restrictions and covenants. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2019, we were in compliance with all applicable covenants.

(2)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of March 31, 2019, the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.7 billion notional amount, which as of March 31, 2019, converts the effective rate on $1.7 billion of our LIBOR-based corporate debt to 4.987% (see Note 18 for further information).

(3)
5.875% Senior Notes and 6.375% Senior Notes: The 5.875% Senior Notes and 6.375% Senior Notes contain a number of restrictions and covenants, and as of March 31, 2019, we were in compliance with all applicable covenants. Interest is payable each year at a rate of 5.875% per year on the 5.875% Senior Notes and at a rate of 6.375% on the 6.375% Senior Notes.

(4)
Capital Lease Obligations: Represents lease agreements acquired in the Starz merger, and as of March 31, 2019 include a ten-year commercial lease for a building with an imputed annual interest rate of 7.2%, with an additional four successive five-year renewal periods at our option and a capital lease arrangement for Starz's transponder capacity that expires in February 2021 and has an imputed annual interest rate of 7.0%.

Production Loans
The amounts outstanding under our production loans as of March 31, 2019 and 2018 were as follows:

	March 31,	March 31,
	2019	2018
	(Amounts in millions)
Production loans(1)	$386.4	$352.9
 ______________________

(1)
Represents individual loans for the production of film and television programs that we produce. Production loans have contractual repayment dates either at or near the expected film or television program completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.63% to 5.29%.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2019:

	Year Ended March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2019 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	37.5	52.5	75.0	585.0	—	—	750.0
Term Loan B	12.5	12.5	12.5	12.5	12.5	1,045.0	1,107.5
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
6.375% Senior Notes	—	—	—	—	550.0	—	550.0
Film obligations and production loans(1)	513.6	118.1	13.9	7.0	3.0	1.1	656.7
Capital lease obligations	3.0	3.0	0.9	0.9	1.0	36.6	45.4
	566.6	186.1	102.3	605.4	566.5	1,602.7	3,629.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	648.6	225.4	108.7	32.0	8.8	5.6	1,029.1
Interest payments(3)	154.3	151.6	148.1	144.1	112.8	104.6	815.5
Operating lease commitments	37.2	36.5	35.8	35.5	20.1	52.3	217.4
Other contractual obligations	128.8	44.5	26.2	10.7	0.9	—	211.1
	968.9	458.0	318.8	222.3	142.6	162.5	2,273.1
Total future repayment of debt and other commitments under contractual obligations (4)	$1,535.5	$644.1	$421.1	$827.7	$709.1	$1,765.2	$5,902.7
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

(4)
Not included in the amounts above are $127.6 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11 to our consolidated financial statements).

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

For additional details of commitments and contingencies, see Note 17 to our consolidated financial statements.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 12 to our consolidated financial statements, remaining performance obligations were $1.8 billion at March 31, 2019. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at March 31, 2019 and March 31, 2018, respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). We also enter into forward foreign exchange contracts that economically hedge certain of our foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. As of March 31, 2019, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2019):

March 31, 2019
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.0	in exchange for	$7.2	£0.69
Canadian Dollar	C$20.7	in exchange for	$16.2	C$1.28
Australian Dollar	A$3.5	in exchange for	$2.7	A$1.27
Mexican Peso	$108.3	in exchange for	$5.6	$19.30

Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that qualified as effective hedge contracts outstanding during the fiscal year ended March 31, 2019 were $1.1 million, net of tax (2018 - losses of $0.2 million, net of tax; 2017 - losses of $3.5 million, net of tax), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value gain on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the year ended March 31, 2019 were less than $0.1 million (2018 - $0.1 million; 2017 - nil) and are included in direct operating expenses in the accompanying consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 18 to our consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. At March 31, 2019, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 18 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of March 31, 2019, each quarter point change in interest rates would result in a $4.1 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 4.63% to 5.29% and applicable margins ranging from 1.5% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

At March 31, 2019, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding principal value of $1.07 billion, and an estimated fair value of $1.11 billion. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $37.3 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $26.5 million.

The following table presents our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments with the related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2019:

		Year Ended March 31,						Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	March 31, 2019
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	37.5	52.5	75.0	585.0	—	—	750.0	742.5
Average Interest Rate	4.49%	4.49%	4.49%	4.49%	—	—
Term Loan B(1)	12.5	12.5	12.5	12.5	12.5	1,045.0	1,107.5	1,228.1
Average Interest Rate	4.74%	4.74%	4.74%	4.74%	4.74%	4.74%
Production loans	336.6	49.8	—	—	—	—	386.4	386.4
Average Interest Rate	4.93%	4.66%	—	—	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	—	520.0	520.0	534.3
Average Interest Rate	—	—	—	—	—	5.875%
6.375% Senior Notes	—	—	—	—	550.0	—	550.0	576.1
Average Interest Rate	—	—	—	—	6.375%	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	—	1,700.0	1,700.0	(63.6)
	$386.6	$114.8	$87.5	$597.5	$562.5	$3,265.0	$5,013.9	$3,403.8
 ____________________

(1)	The effective interest rate in the table above is before the impact of interest rate swaps.

(2)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt with fixed rates paid ranging from 2.723% to 2.915% maturing in March 2025, which as of March 31, 2019, converts the effective rate on $1.7 billion of our LIBOR-based corporate debt to 4.987%. See Note 18 to our consolidated financial statements.

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

As of March 31, 2019, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2019.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2019, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by the Company's independent auditor, Ernst & Young LLP, a registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements and the related notes and schedule listed in the Index at Item 15(a) and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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
May 23, 2019

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2019.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2019
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2019:
Reserves:
Returns and allowances	$56.2	$126.0	$—		$(147.2)	(3)	$35.0
Provision for doubtful accounts	$7.5	$(2.0)	$—		$(0.1)	(5)	$5.4
Deferred tax valuation allowance	$73.2	$313.9	$14.0	(6)	$—		$401.1

Year Ended March 31, 2018:
Reserves:
Returns and allowances	$68.6	$168.3	$—		$(180.7)	(3)	$56.2
Provision for doubtful accounts	$9.0	$(1.0)	$—		$(0.5)	(5)	$7.5
Deferred tax valuation allowance	$5.9	$67.3	$—		$—		$73.2

Year Ended March 31, 2017:
Reserves:
Returns and allowances	$51.8	$149.3	$24.3	(2)	$(156.8)	(3)	$68.6
Provision for doubtful accounts	$6.0	$(0.2)	$3.2	(2)	$—		$9.0
Deferred tax valuation allowance	$10.1	$0.4	$1.4	(2)	$(6.0)	(4)	$5.9
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Opening balances due to the acquisition of Starz on December 8, 2016.

(3)	Actual returns and fluctuations in foreign currency exchange rates.

(4)
Valuation allowance reversal, of which $1.4 million was recorded as a tax benefit in the consolidated statement of operations, and $4.6 million was recorded in other comprehensive income. The $4.6 million relates to the gain on Starz investment.

(5)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(6)	Valuation allowance addition recorded in other comprehensive income and primarily associated with hedging losses.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
4.1	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	12/8/2016
4.2	Indenture, dated as of October 27, 2016, by and between LG FinanceCo Corp. and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	10/27/2016
4.3	Indenture, dated as of March 28, 2018, by and between Lions Gate Capital Holdings LLC, as issuer, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	3/28/2018
4.4	Indenture, dated as of February 4, 2019, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	2/4/2019
4.5	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.6	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto	8-K	2.1	1/17/2012
10.6*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer	8-K	10.1	6/3/2013
10.7	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.8	Underwriting Agreement dated April 8, 2015, by and among Lions Gate Entertainment Corp., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP and J.P. Morgan Securities LLC	8-K	1.1	4/9/2015
10.9	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.10	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.11	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.12	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.13	Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.	8-K	1.1	11/13/2015
10.14	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.15	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.16	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.17	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.18	Commitment Letter, dated as of June 27, 2016, among Lions Gate, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc.	8-K	10.9	7/1/2016
10.19*	Amendment to Employment Agreement, dated October 11, 2016, between the Company and Jon Feltheimer	8-K	10.1	10/13/2016
10.20	Securities Issuance and Payment Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and AT&T Media Holdings, Inc.	8-K	10.1	10/27/2016
10.21	Registration Rights Agreement, dated as of October 21, 2016, by and among Lions Gate Entertainment Corp. and AT&T Media Holdings, Inc.	8-K	10.2	10/27/2016
10.22*	Amendment to Employment Agreement, dated November 3, 2016, between Lions Gate Entertainment Corp. and Michael Burns	8-K	10.1	11/4/2016
10.23	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.24*	Employment Agreement between Lions Gate Entertainment Inc. and James W. Barge dated December 28, 2016	10-Q	10.137	12/31/2016
10.25*	Executive Annual Bonus Program	10-Q	10.36	6/30/2017
10.26*	Lions Gate Entertainment Corp. 2017 Performance Incentive Plan	8-K	10.1	9/15/2017
10.27*	Form of Restricted Share Unit Award Agreement	10-Q	10.38	9/30/2017
10.28	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017
10.29	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.30*	Form of Nonqualified Stock Option Agreement	10-K	10.36	5/24/18
10.31*	Form of Incentive Stock Option Agreement	10-K	10.37	5/24/18
10.32*	Form of Share Appreciation Rights Agreement	10-K	10.38	5/24/18
10.33*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2018	10-Q	10.39	12/31/2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.34x
Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.

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
99.1x
Pop Media Group, LLC Audited Consolidated Financial Statements as of March 15, 2019 and March 31, 2018, and for each of the three fiscal years in the periods ended March 15, 2019, and March 31, 2018 and 2017

101
The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements

_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2019.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 23, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Corii Berg and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 23, 2019
James W. Barge

/s/ MICHAEL BURNS	Director	May 23, 2019
Michael Burns

/s/ GORDON CRAWFORD	Director	May 23, 2019
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 23, 2019
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 23, 2019
Jon Feltheimer

/s/ EMILY FINE	Director	May 23, 2019
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 23, 2019
Michael T. Fries

/s/ SIR LUCIAN GRAINGE	Director	May 23, 2019
Sir Lucian Grainge

/s/ SUSAN MCCAW	Director	May 23, 2019
Susan McCaw

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 23, 2019
Mark H. Rachesky, M.D.

/s/ DANIEL SANCHEZ	Director	May 23, 2019
Daniel Sanchez

/s/ DARYL SIMM	Director	May 23, 2019
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 23, 2019
Hardwick Simmons

/s/ DAVID M. ZASLAV	Director	May 23, 2019
David M. Zaslav

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2019 expressed an unqualified opinion thereon.

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

Los Angeles, California
May 23, 2019

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$184.3	$378.1
Accounts receivable, net	647.2	946.0
Program rights	295.7	253.2
Other current assets	267.2	195.8
Total current assets	1,394.4	1,773.1
Investment in films and television programs and program rights, net	1,672.0	1,692.0
Property and equipment, net	155.3	161.7
Investments	26.2	164.9
Intangible assets	1,871.6	1,937.7
Goodwill	2,833.5	2,740.8
Other assets	436.1	458.6
Deferred tax assets	19.8	38.8
Total assets	$8,408.9	$8,967.6
LIABILITIES
Accounts payable and accrued liabilities	$531.2	447.7
Participations and residuals	408.5	504.5
Film obligations and production loans	512.6	327.9
Debt - short term portion	53.6	79.1
Dissenting shareholders' liability	—	869.3
Deferred revenue	146.5	183.9
Total current liabilities	1,652.4	2,412.4
Debt	2,850.8	2,478.3
Participations and residuals	479.8	438.3
Film obligations and production loans	143.1	171.3
Other liabilities	114.0	46.4
Deferred revenue	62.8	70.3
Deferred tax liabilities	56.5	91.9
Redeemable noncontrolling interest	127.6	101.8
Commitments and contingencies (Note 17)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.5 shares issued (March 31, 2018 - 81.8 shares issued)	649.7	628.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 133.5 shares issued (March 31, 2018 - 129.3 shares issued)	2,140.6	2,020.3
Retained earnings	208.7	516.6
Accumulated other comprehensive loss	(80.3)	(9.7)
Total Lions Gate Entertainment Corp. shareholders' equity	2,918.7	3,155.9
Noncontrolling interests	3.2	1.0
Total equity	2,921.9	3,156.9
Total liabilities and equity	$8,408.9	$8,967.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions, except per share amounts)
Revenues	$3,680.5	$4,129.1	$3,201.5
Expenses:
Direct operating	2,028.2	2,309.6	1,903.8
Distribution and marketing	835.5	897.6	806.8
General and administration	445.4	454.4	355.4
Depreciation and amortization	163.4	159.0	63.1
Restructuring and other	78.0	59.8	88.7
Total expenses	3,550.5	3,880.4	3,217.8
Operating income (loss)	130.0	248.7	(16.3)
Interest expense
Interest expense	(163.6)	(137.2)	(99.7)
Interest on dissenting shareholders' liability	(35.3)	(56.5)	(15.5)
Total interest expense	(198.9)	(193.7)	(115.2)
Shareholder litigation settlements	(114.1)	—	—
Interest and other income	12.0	10.4	6.4
Other expense	(4.7)	—	—
Loss on extinguishment of debt	(1.9)	(35.7)	(40.4)
Gain (loss) on investments	(87.6)	171.8	20.4
Equity interests income (loss)	(42.9)	(52.8)	10.7
Income (loss) before income taxes	(308.1)	148.7	(134.4)
Income tax benefit	8.5	319.4	148.9
Net income (loss)	(299.6)	468.1	14.5
Less: Net loss attributable to noncontrolling interests	15.4	5.5	0.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(284.2)	$473.6	$14.8

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(1.33)	$2.27	$0.09
Diluted net income (loss) per common share	$(1.33)	$2.15	$0.09

Weighted average number of common shares outstanding:
Basic	213.7	208.4	165.0
Diluted	213.7	220.4	172.2

Dividends declared per common share	$0.18	$0.09	$0.09

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Net income (loss)	$(299.6)	$468.1	$14.5
Foreign currency translation adjustments, net of tax	(5.8)	7.0	(8.1)
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	(0.5)	56.4
Reclassification adjustment for gain on available-for-sale securities realized in net income	—	—	(17.8)
Net unrealized loss on cash flow hedges, net of tax benefit of $0.3 million, $0.1 million, and $2.5 million in 2019, 2018 and 2017, respectively	(62.2)	(0.2)	(3.5)
Comprehensive income (loss)	(367.6)	474.4	41.5
Less: Comprehensive loss attributable to noncontrolling interest	15.4	5.5	0.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(352.2)	$479.9	$41.8
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2016	—	$—	—	$—	146.8	$885.8	$7.6	$(43.1)	$850.3	$—	$850.3
Exercise of stock options	—	—	—	—	0.6	0.7	—	—	0.7	—	0.7
Share-based compensation, net	—	—	—	—	1.0	36.4	—	—	36.4	—	36.4
Dividends declared	—	—	—	—	—	(7.0)	(6.3)	—	(13.3)	—	(13.3)
Reclassification of common shares	74.2	458.0	74.2	458.0	(148.4)	(916.3)			(0.3)	—	(0.3)
Issuance of common shares related to acquisitions and other	4.6	121.6	46.9	1,206.1	—	0.4	—	—	1,328.1	—	1,328.1
Issuance of replacement equity awards related to the Starz Merger	—	—	1.1	186.5	—	—	—	—	186.5	—	186.5
Exercise of stock options	0.1	0.9	1.8	23.8	—	—	—	—	24.7	—	24.7
Share-based compensation	0.2	3.8	0.4	18.3	—	—	—	—	22.1	—	22.1
Conversion of convertible senior subordinated notes	2.0	21.4	2.0	21.4	—	—	—	—	42.8	—	42.8
Net income	—	—	—	—	—	—	14.8	—	14.8	—	14.8
Other comprehensive income	—	—	—	—	—	—	—	27.1	27.1	—	27.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	—	$—	$10.6	$(16.0)	$2,514.4	$—	$2,514.4
Cumulative effect of accounting changes	—	—	—	—	—	—	60.8	—	60.8	—	60.8
Exercise of stock options	0.3	1.7	2.6	44.8	—	—	—	—	46.5	—	46.5
Share-based compensation, net	0.1	12.8	—	52.9	—	—	—	—	65.7	—	65.7
Issuance of common shares	0.3	8.5	0.3	8.5	—	—	—	—	17.0	—	17.0
Noncontrolling interests	—	—	—	—	—	—	—	—	—	7.0	7.0
Dividends declared	—	—	—	—	—	—	(19.1)	—	(19.1)	—	(19.1)
Net income	—	—	—	—	—	—	473.6	—	473.6	(6.0)	467.6
Other comprehensive income	—	—	—	—	—	—	—	6.3	6.3	—	6.3
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	—	—	(9.3)	—	(9.3)	—	(9.3)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$—	$—	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—			21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.6	0.6	5.8	—	—	—	—	6.4	—	6.4
Share-based compensation, net	0.3	11.9	0.5	47.0	—	—	—	—	58.9	—	58.9
Issuance of common shares related to acquisitions and other	0.4	8.5	3.1	67.5	—	—	—	—	76.0	—	76.0
Noncontrolling interests		—		—			—	—	—	1.4	1.4
Dividends declared	—	—	—	—	—	—	(38.5)	—	(38.5)	—	(38.5)
Net income (loss)	—	—	—	—	—	—	(284.2)	—	(284.2)	0.8	(283.4)
Other comprehensive loss	—	—	—	—	—	—	—	(68.0)	(68.0)	—	(68.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$—	$—	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
_________________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 11).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(299.6)	$468.1	$14.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163.4	159.0	63.1
Amortization of films and television programs and program rights	1,516.5	1,641.7	1,414.0
Interest on dissenting shareholders' liability	(72.0)	56.5	15.5
Amortization of debt discount and financing costs	11.6	14.3	12.9
Non-cash share-based compensation	68.1	88.4	76.9
Other non-cash items	29.0	20.1	4.3
Distributions from equity method investee	1.8	—	14.0
Loss on extinguishment of debt	1.9	35.7	40.4
Equity interests loss (income)	42.9	52.8	(10.7)
Loss (gain) on investments	87.6	(171.8)	(20.4)
Deferred income taxes (benefit)	(23.6)	(299.5)	(163.4)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	470.8	(8.6)	(87.8)
Investment in films and television programs and program rights, net	(1,469.9)	(1,526.4)	(1,092.0)
Accounts payable and accrued liabilities	41.0	(181.7)	152.9
Participations and residuals	(85.8)	62.6	205.3
Film obligations	(11.8)	5.1	17.1
Deferred revenue	(44.4)	(29.9)	(98.1)
Net Cash Flows Provided By Operating Activities	427.5	386.4	558.5
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	48.0	393.7	—
Investment in equity method investees	(48.6)	(53.4)	(20.6)
Distributions from equity method investee	—	—	3.1
Business acquisitions, net of cash acquired of $5.5, $18.7, and $73.5 in 2019, 2018 and 2017, respectively (see Note 2)	(77.3)	(1.8)	(1,102.6)
Capital expenditures	(43.8)	(45.9)	(25.2)
Net Cash Flows Provided By (Used In) Investing Activities	(121.7)	292.6	(1,145.3)
Financing Activities:
Debt - borrowings	3,541.2	3,712.6	4,002.8
Debt - repayments	(3,212.7)	(4,335.7)	(2,766.9)
Production loans - borrowings	338.1	319.7	296.0
Production loans - repayments	(305.4)	(332.8)	(632.6)
Payment of dissenter liability accrued at acquisition	(797.3)	—	—
Dividends paid	(57.4)	—	(26.8)
Distributions to noncontrolling interest	(3.7)	(8.2)	(6.9)
Exercise of stock options	8.0	44.9	25.4
Tax withholding required on equity awards	(10.1)	(22.9)	(40.9)
Net Cash Flows Provided By (Used In) Financing Activities	(499.3)	(622.4)	850.1
Net Change In Cash, Cash Equivalents and Restricted Cash	(193.5)	56.6	263.3
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(0.3)	(3.2)	0.8
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	378.1	324.7	60.6
Cash, Cash Equivalents and Restricted Cash - End Of Period	$184.3	$378.1	$324.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Lions Gate Entertainment Corp. (“Lionsgate,” the “Company,” “we,” “us” or “our”) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, video games, esports and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Fee or Minimum Guarantees: The Company's fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.
Sales or Usage Based Royalties: Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of the Company's content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show) its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements are generally not reported to the Company until after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company's customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.
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

◦
Packaged Media. Packaged media revenues represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as "Packaged Media") in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

•
Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Other. Other revenues are derived from the licensing of the Company's film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

Revenues from the licensing of film and television content and the sales and licensing of music are recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property (i.e., licenses of motion pictures or television characters, brands, storylines, themes or logos) is recognized over the corresponding license term. Commissions are recognized as such services are provided.

•
Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top (“OTT”) (collectively, “Distributors”) and on a direct-to-consumer basis. Media Networks revenues also include international revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside the United States.

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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

Payment terms vary by location and type of customer and the nature of the licensing arrangement, however, other than certain multi-year license arrangements; payments are generally due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period. When we expect the period between fulfillment of our performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, we expect the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

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

See Note 12 for further information.
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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2019, 2018, and 2017, total capitalized interest was $10.8 million, $7.9 million, and $8.7 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs, whether released or unreleased, is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. During the years ended March 31, 2019 and 2018, the Company recorded impairment charges of $35.2 million and $36.3 million, respectively, on film and television programs. In determining the fair value of its films and television programs, the Company employs a discounted cash flows ("DCF") methodology that includes cash flows estimates of a film's ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 10). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Films and television programs in progress include the accumulated costs of productions which have not yet been completed.
Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.
Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method), and are included within other current assets on the consolidated balance sheet (see Note 19). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

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

The cost of the Media Networks' segments produced original content generally represents the license fees charged from the Television Production segment which is eliminated in consolidation. The amount associated with the pay television market is reclassified from investment in film and television programs to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs. The cost of the Media Networks’ third-party licensed content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) distributed by the Television Production segment based on the estimated relative fair values of these markets. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue. All the costs of programming produced by the Television Production segment are included in investment in films and television programs and program rights, net and are classified as long term. Amounts included in program rights, other than internally produced programming, that are expected to be amortized within a year from the balance sheet date are classified as short-term.

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
Investments
Investments include investments accounted for under the equity method of accounting, and equity investments with and without readily determinable fair value.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of operations. The Company records its share of the net income or loss of certain other equity method investments (see Note 5) on a one quarter lag and, accordingly, during the years ended March 31, 2019, 2018, and 2017, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Other Equity Investments: Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock, or does not exercise significant influence over operating and financial policies, are recorded at fair value using quoted market prices if the investment has a readily determinable fair value. If an equity investment's fair value is not readily determinable, the Company will recognize it at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to our investments in the investee. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income (loss).
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
For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.
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
For intangible assets with indefinite lives, an entity may first perform a qualitative assessment to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the intangible asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company. As of March 31, 2019, based on the Company's qualitative assessment, the Company concluded that the indefinite-lived intangible assets included in the accompanying consolidated balance sheet were not impaired.
Goodwill
Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31, 2019 were Motion Picture, Media Networks, and each of our Television and talent management businesses, both of which are part of our Television Production segment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is not amortized, but goodwill is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company.
A quantitative assessment requires determining the fair value of our reporting units. The determination of the fair value of each reporting unit utilizes discounted cash flows ("DCF") analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment about revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.
For fiscal 2019, due primarily to the decline in the market price of our common shares, we performed a quantitative impairment assessment for all of our reporting units. Based on the Company's quantitative assessments, the Company concluded that it is more-likely-than-not that the fair value of its reporting units is greater than their carrying values. Management will continue to monitor the reporting units for changes in the business environment that could impact recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
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
Advertising expenses for the year ended March 31, 2019 were $640.1 million (2018 — $654.9 million, 2017 — $588.8 million) which were recorded as distribution and marketing expenses.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments used as hedges are recorded at fair value in the consolidated balance sheets (see Note 10). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges until the underling hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 13 for further discussion of the Company’s share-based compensation.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the years ended March 31, 2019, 2018 and 2017 is presented below:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(284.2)	$473.6	$14.8
Denominator:
Weighted average common shares outstanding	213.7	208.4	165.0
Basic net income (loss) per common share	$(1.33)	$2.27	$0.09

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the years ended March 31, 2019, 2018 and 2017 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(284.2)	$473.6	$14.8
Add:
Interest on convertible notes, net of tax	—	0.5	—
Numerator for diluted net income (loss) per common share	$(284.2)	$474.1	$14.8

Denominator:
Weighted average common shares outstanding	213.7	208.4	165.0
Effect of dilutive securities:
Conversion of notes	—	2.1	—
Share purchase options	—	7.5	3.5
Restricted share units and restricted stock	—	0.7	0.3
Contingently issuable shares	—	1.7	3.4
Adjusted weighted average common shares outstanding	213.7	220.4	172.2
Diluted net income (loss) per common share	$(1.33)	$2.15	$0.09
As a result of the net loss in the fiscal year ended March 31, 2019, the dilutive effect of the convertible notes, share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal year ended March 31, 2019 totaled 7.1 million.

Additionally, for the years ended March 31, 2019, 2018 and 2017, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Anti-dilutive shares issuable
Conversion of notes	—	—	5.2
Share purchase options	21.3	11.5	12.1
Restricted share units	1.0	0.2	0.6
Other issuable shares	1.4	1.2	1.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	23.7	12.9	19.1
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
Sales or Usage Based Royalties:  The Company receives royalties from certain domestic and international distributors and other transactional digital distribution partners based on the sales made by these distributors after recoupment of a minimum guarantee, if applicable. Under prior guidance, the Company recorded these sales or usage based royalties after receiving statements from the licensee and/or film distributor. Under the new guidance, revenues are recorded based on best estimates available of the amounts due to the Company in the period of the customer's sales or usage. Accordingly, the timing of the revenue recognition is accelerated; however, the Company continues to have a consistent number of periods of sales or usage based royalties in each reporting period, and therefore the impact of the new guidance depends on the timing and performance of the titles released in those reporting periods. This change primarily impacts the Motion Picture and Television Production segments.
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
Also, under the new guidance, the Company presents sales returns and certain sales incentive allowances as refund liabilities instead of as contra asset allowances within accounts receivable. On April 1, 2018, the liabilities for such sales returns and incentives were $86.9 million and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.
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

For further information, including the impact of adoption of the new guidance on the current fiscal year, see Note 12.

Recognition and Measurement of Financial Instruments: In January 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. The guidance became effective for the Company as of April 1, 2018, and has been applied on a prospective basis. Upon adoption of the new guidance, the Company recorded a transition adjustment of $2.6 million to reclassify the unrealized gains recorded through March 31, 2018 for the Company's investments in equity securities with a readily determinable fair market value from accumulated other comprehensive loss to retained earnings. After adoption of the new guidance, beginning in fiscal 2019, changes in the fair value of the Company's investments in equity securities with a readily determinable fair market value are recognized in net income. The adoption of the new guidance also impacted the accounting for the Company's investments in equity securities without a readily determinable fair value, which are now measured at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to the Company's investments in the investee. The impact of this change depends on the nature and extent of changes in observable prices, if any. See Note 5.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash: In November 2016, the FASB issued guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance became effective for the Company as of April 1, 2018, and has been applied on a retrospective basis. Upon adoption, in the consolidated statement of cash flows for the years ended March 31, 2018 and 2017, cash provided by operating activities was reduced by $2.8 million and $0.1 million, respectively, and beginning cash and cash equivalents was increased by $2.8 million and $2.9 million, respectively, to include restricted cash. There was no restricted cash in the consolidated balance sheets as of March 31, 2019 or March 31, 2018.
Accounting Guidance Not Yet Adopted
Accounting for Leases: In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company's fiscal year beginning April 1, 2019, with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company will adopt the new standard on April 1, 2019 utilizing the modified retrospective approach. The Company is continuing its evaluation of the impact of the adoption and currently estimates the recognition of lease liabilities on the Company's consolidated balance sheet for its operating leases in the range from approximately $180 million to $200 million with a corresponding right-of-use assets balance, net of existing lease incentives, and no material impact on its consolidated statement of operations.

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

Improvements to Accounting for Costs of Films and License Agreements for Program Materials: In March 2019, the FASB issued guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. Accordingly, the capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. In addition, under the new guidance, a company will need to determine at the outset of production whether a film or television program is primarily monetized on its own or within a film group. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. In addition, under previous guidance, film and television programs accounted for under the broadcasting accounting standard were carried on the balance sheet at the lower of cost or net realizable value. The new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impairment would be measured as the difference

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the carrying value of the film group and its fair value rather than its net realizable value. This guidance requires that an entity provide new disclosures about content that is either produced or licensed, and classify cash flows for licensed content as cash flows from operating activities in the statement of cash flows. This guidance is effective for the Company's fiscal year beginning April 1, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

2. Merger & Acquisitions

3 Arts Entertainment

On May 29, 2018, the Company purchased a 51% membership interest in 3 Arts Entertainment LLC, a talent management and television/film production company. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting common shares at closing, and 17.5% will be paid in the Company's Class B non-voting common shares on the one-year anniversary of closing, subject to certain conditions. The number of shares issued and to be issued was determined by dividing the dollar value of the portion of the purchase price to be paid by the daily weighted average closing price of the Company's Class B non-voting common shares on the New York Stock Exchange for the twenty (20) consecutive trading days immediately preceding the closing date. The value of the shares issued or to be issued was based on the closing price of the Company's Class B non-voting common shares at closing. A portion of the purchase price, up to $38.3 million, may be recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and is being amortized in general and administrative expenses over a five-year period.

The acquisition was accounted for as a purchase, with the results of operations of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on the purchase price allocation, $92.7 million was allocated to goodwill, $47.0 million was allocated to the fair value of finite-lived intangible assets (including measurement period adjustments recorded, see Note 6) and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 11). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years. The Company incurred approximately $1.3 million of acquisition-related costs that were expensed in restructuring and other expenses during the fiscal year ended March 31, 2019.

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

Good Universe
On October 11, 2017, the Company purchased all of the membership interests in True North Media, LLC ("Good Universe"), a motion picture production and global sales company. The purchase price consisted of $20.4 million in cash paid at closing, and an additional $1.4 million in cash and 119,751 of Class B non-voting common shares to be paid and issued after one-year of the closing date. In addition, the Company assumed $23.6 million of corporate debt and production loans, of which $14.9 million was paid off shortly following the acquisition during the fiscal year ended March 31, 2018. The acquisition was accounted for as a purchase, with the results of operations of Good Universe included in the Company's consolidated results from October 12, 2017. Based on the purchase price allocation, $29.0 million was allocated to goodwill, with the remainder primarily allocated to the fair values of investment in film and television programs, cash and cash equivalents, and other liabilities. The goodwill recorded as part of this acquisition arises from the executive management personnel and their extensive experience and key relationships in the entertainment industry, and is included in the Motion Picture segment (see Note 6). The goodwill is not amortized for financial reporting purposes, but is deductible for federal tax purposes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Starz Merger
On December 8, 2016, upon shareholder approval, pursuant to the Agreement and Plan of Merger dated June 30, 2016 ("Merger Agreement"), Lionsgate and Starz consummated the merger, under which Lionsgate acquired Starz for a combination of cash and common stock (the "Starz Merger").
Immediately prior to the consummation of the Starz Merger, Lionsgate effected the reclassification of its capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued class of Lionsgate Class A voting shares, no par value per share (the "Class A voting shares") and 0.5 shares of a newly issued class of Lionsgate Class B non-voting shares, no par value per share (the "Class B non-voting shares") subject to the terms and conditions of the Merger Agreement (see Note 13).
The following table summarizes the components of the estimated purchase consideration, inclusive of Lions Gate’s previously existing ownership of Starz common stock and Starz’s share-based equity awards outstanding as of December 8, 2016:

		(Amounts in millions)
Market value, as of December 8, 2016, of Starz Series A and Series B common stock already owned by Lionsgate(1)		$179.3
Cash consideration paid to Starz stockholders
Starz Series A common stock at $18.00	$1,123.3
Starz Series B common stock at $7.26	52.8
		1,176.1
Fair value of Lionsgate voting and non-voting shares issued to Starz's stockholders
Starz Series A common stock at exchange ratio of 0.6784 Lionsgate non-voting shares	$1,088.0
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate voting shares	121.6
Starz Series B common stock at exchange ratio of 0.6321 Lionsgate non-voting shares	118.1
		1,327.7
Replacement of Starz share-based payment awards(2)		186.5
Liability for dissenting shareholders(3)		797.3
Total purchase consideration		$3,666.9
(1)The difference between the fair value ($179.3 million) and the original cost ($158.9 million) of the available-for-sale investment in equity securities of Starz held by Lionsgate on the date of the Starz Merger (December 8, 2016), amounting to $20.4 million, was reflected in the gain (loss) on investments line item in the consolidated statement of operations for the fiscal year ended March 31, 2017.
(2)Upon the closing of the merger, each outstanding share-based equity award (i.e., stock options, restricted stock, and restricted stock units) of Starz was replaced by a Lions Gate non-voting share-based equity award (“Lions Gate replacement award”) with terms equivalent to the existing awards based on the exchange ratio set forth in the Merger Agreement. Each Starz outstanding award was measured at fair value on the date of acquisition and the portion attributable to pre-combination service was recorded as part of the purchase consideration. The fair value of the Lions Gate replacement award measured on the date of acquisition in excess of the fair value of the Starz award attributed to and recorded as part of the purchase consideration was attributed to post-combination services and is being recognized as share-based compensation expense over the remaining post-combination service period. The estimated aggregate fair value of the Lions Gate replacement awards recorded as part of the purchase consideration was $186.5 million, and the estimated remaining aggregate fair value totaling $43.3 million is being recognized in accordance with each respective award’s vesting terms. The fair value of the Lions Gate replacement restricted stock and restricted stock unit awards was determined based on the value estimated for the Class A voting shares and Class B non-voting shares as of the acquisition date as discussed above. The fair value of Lions Gate replacement stock option awards was determined using the Black-Scholes option valuation model using the estimated fair value of the Class B non-voting shares underlying the replacement stock options. For purposes of valuing the Lions Gate replacement awards, the following weighted-average applicable assumptions were used in the Black-Scholes option valuation model:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(3)In connection with the Starz Merger, Starz received demands for appraisal from purported holders of approximately 22.5 million shares of Starz Series A common stock, and the Company recorded a dissenting shareholders' liability at the time of acquisition for the value of the original merger consideration attributable to the dissenting shareholders. As of March 31, 2018, the Company had not paid the merger consideration for the shares that had demanded appraisal but had recorded a liability of $869.3 million that was included in current dissenting shareholders' liability on the consolidated balance sheet for the estimated value of the merger consideration that would have been payable for such shares, plus interest accrued at the Federal Reserve discount rate plus 5%, compounded quarterly. In November 2018 a settlement agreement was reached and the dissenting shareholders' liability was paid. See Note 17 for further information.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill of $2.2 billion represented the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill arises from the increase in the combined company’s content creation capability and enhanced scale to its global distribution footprint across mobile, broadband, cable and satellite platforms. In addition, the acquisition goodwill arises from the opportunity for a broad range of new content partnerships and accelerates the growth of Lionsgate and Starz’s over-the-top (which primarily represent internet streaming services and which the Company refers to as “OTT”) services, as well as other anticipated revenue and cost synergies. The goodwill recorded as part of this acquisition is included in the Motion Pictures and Media Networks segment (see Note 6). The goodwill is not being amortized for financial reporting purposes. An insignificant portion of goodwill is deductible for federal tax purposes.

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

3. Investment in Films and Television Programs and Program Rights

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$376.7	$410.5
Acquired libraries, net of accumulated amortization	1.8	2.1
Completed and not released	80.6	55.0
In progress	250.4	347.2
In development	45.0	24.6
	754.5	839.4
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	186.1	238.9
In progress	295.6	186.6
In development	17.6	4.8
	499.3	430.3
Media Networks Segment
Released program rights, net of accumulated amortization	591.0	616.9
In progress	106.8	45.6
In development	56.2	30.0
	754.0	692.5

Intersegment eliminations	(40.1)	(17.0)

Investment in films and television programs and program rights, net	1,967.7	1,945.2
Less current portion of program rights	(295.7)	(253.2)
Non-current portion	$1,672.0	$1,692.0
The Company expects approximately 36.5% of completed films and television programs, excluding licensed program rights, will be amortized during the one-year period ending March 31, 2020. Additionally, the Company expects approximately 82.9% of completed and released films and television programs, excluding licensed program rights and acquired libraries, will be amortized during the three-year period ending March 31, 2022. Licensed program rights expected to be amortized within one-year from the balance sheet date are classified as short-term in the consolidated balance sheet.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Distribution equipment(1)	$29.1	$30.4
Building(2)	50.4	50.4
Leasehold improvements	43.2	29.7
Property and equipment	25.6	21.1
Computer equipment and software	146.8	117.2
	295.1	248.8
Less accumulated depreciation and amortization	(141.0)	(88.3)
	154.1	160.5
Land	1.2	1.2
	$155.3	$161.7
_______________

(1)
This category includes the cost of satellite transponders accounted for as capital leases, which was $9.5 million as of March 31, 2019, and accumulated depreciation for these transponders was $6.2 million (2018 - cost of $16.8 million, accumulated depreciation of $7.1 million).

(2)
Represents the cost of Starz's building in Englewood, Colorado which is accounted for as a capital lease. Accumulated depreciation for the building totaled $3.5 million at March 31, 2019 (2018 - $2.6 million).

During the year ended March 31, 2019, depreciation expense amounted to $50.8 million and includes the amortization of assets recorded under capital leases (2018 - $48.8 million; 2017 - $24.4 million).

5. Investments
The Company's investments consisted of the following:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Investments in equity method investees	$24.5	$127.0
Other investments	1.7	37.9
	$26.2	$164.9

The Company's equity interests income (loss) were as follows:

	Year Ended
	March 31,
Equity Method Investee	2019	2018	2017
	(Amounts in millions)
EPIX(1)	$—	$4.0	$31.0
Pop(2)	(8.4)	(9.0)	(6.9)
Other	(34.5)	(47.8)	(13.4)
	$(42.9)	$(52.8)	$10.7
____________________

(1)	The Company's equity interest in EPIX was sold in May 2017 (see further discussion under "Gain (Loss) on Investments" section below).

(2)	The Company's equity interest in Pop was sold in March 2019 (see further discussion under "Pop" section below).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
Pop. Pop was the Company's joint venture with CBS. On March 15, 2019, the Company sold its 50.0% interest in Pop to CBS, resulting in net proceeds of $48.0 million (net of transaction costs). The Company recorded a loss before income taxes on the sale of approximately $44.6 million, which is reflected in the gain (loss) on investments line item in the consolidated statement of operations for the year ended March 31, 2019.
Pop Financial Information:
The following table presents the summarized statements of operations for the period from April 1, 2018 through the date of sale of March 15, 2019, and for the years ended March 31, 2018 and 2017 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Period from April 1, 2018 to March 15, 2019 (date of sale)	Year Ended
		March 31,
		2018	2017

Revenues	$96.9	$110.9	$95.0
Expenses:
Cost of services	55.0	66.2	52.7
Selling, marketing, and general and administration	49.9	54.1	47.6
Depreciation and amortization	7.4	8.1	7.9
Operating loss	(15.4)	(17.5)	(13.2)
Interest expense, net	2.2	1.0	0.6
Accretion of redeemable preferred stock units(1)	89.4	79.1	67.8
Total interest expense, net	91.6	80.1	68.4
Net loss	$(107.0)	$(97.6)	$(81.6)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(107.0)	$(97.6)	$(81.6)
Ownership interest in Pop	50%	50%	50%
The Company's share of net loss	(53.5)	(48.8)	(40.8)
Accretion of dividend and interest income on redeemable preferred stock units(1)	44.7	39.5	33.9
Elimination of the Company's share of profits on licensing sales to Pop	(0.2)	(0.8)	(0.6)
Realization of the Company’s share of profits on licensing sales to Pop	0.6	1.1	0.6
Total equity interest loss recorded	$(8.4)	$(9.0)	$(6.9)
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

EPIX. In May 2017, the Company sold all of its 31.15% equity interest in EPIX. The Company recorded a gain before income taxes of approximately $201.0 million which is reflected in the gain (loss) on investments line item in the consolidated statement of operations in the year ended March 31, 2018. Prior to the sale of its interest in EPIX, the Company had accounted for such interest as an equity method investment.
EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017, and for the year ended March 31, 2017 and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Period from April 1, 2017 to May 11, 2017 (date of sale)	Twelve Months Ended
		March 31,
		2017
	(Amounts in millions)
Revenues	$44.8	$400.1
Expenses:
Operating expenses	32.3	259.8
Selling, general and administrative expenses	2.4	23.3
Operating income	10.1	117.0
Interest and other expense	—	(0.3)
Net income	$10.1	$116.7
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1	$116.7
Ownership interest in EPIX	31.15%	31.15%
The Company's share of net income	3.1	36.4
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)	(12.4)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0	7.0
Total equity interest income recorded	$4.0	$31.0
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Other Equity Method Investments
The Company has investments in various other equity method investees with ownership percentages ranging from approximately 11% to 49%. These investments include:
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
Summarized Financial Information. Summarized financial information for the Company's "other equity method investees", on an aggregate basis, is set forth below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Current assets	$189.8	$232.7
Non-current assets	$55.7	$130.0
Current liabilities	$167.8	$201.5
Non-current liabilities	$46.7	$45.0

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Revenues	$107.5	$178.8	$30.1
Gross profit	$36.9	$42.6	$9.1
Net loss	$(102.6)	$(117.7)	$(50.8)

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
As a result of the adoption of new accounting guidance for Recognition and Measurement of Financial Instruments (see Note 1), effective April 1, 2018 changes in the fair value of the Company's equity securities with a readily determinable fair market value are recognized in net income. At March 31, 2019 and March 31, 2018, "other investments" include investments in equity securities measured at fair value of $1.2 million and $7.3 million, respectively. Accordingly, during the fiscal year ended March 31, 2019, the Company recognized $6.2 million in unrealized losses on equity securities held as of March 31, 2019 which are reflected in the gain (loss) on investments line item on the consolidated statement of operations.

Equity Securities Without Readily Determinable Fair Values. Investments in equity securities without readily determinable fair values are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. At March 31, 2019 and March 31, 2018, "other investments" include investments in equity securities without readily determinable fair values of $0.5 million and $30.6 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Impairments of investments(1)	$(36.8)	$(29.2)	$—
Unrealized losses on equity securities held as of March 31, 2019	(6.2)	—	—
Gain (loss) on sale of equity method investees(2)	(44.6)	201.0	—
Gain on Starz investment(3)	—	—	20.4
	$(87.6)	$171.8	$20.4
_________________

(1)
In the fiscal years ended March 31, 2019 and 2018, amounts include impairments of equity method investments, and the fiscal year ended March 31, 2019 also includes other-than-temporary impairments of $34.2 million on investments in equity securities without readily determinable fair values and notes receivable (previously included in other assets) which were written down to their estimated fair value.

(2)
In the fiscal year ended March 31, 2019, represents the loss before income taxes recorded in connection with the March 2019 sale of the Company's 50.0% equity interest in Pop. In the fiscal year ended March 31, 2018, represents the gain before income taxes recorded in connection with the May 2017 sale of the Company's 31.15% equity interest in EPIX.

(3)	Represents the difference between the fair value and the original cost of the available-for-sale investment in equity securities of Starz held on the date of the Starz Merger (December 8, 2016).

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2017	$361.9	$309.2	$2,029.4	$2,700.5
Business acquisitions(1)	29.0	—	—	29.0
Measurement period adjustments(2)	2.8	—	8.5	11.3
Balance as of March 31, 2018	393.7	309.2	2,037.9	2,740.8
Business acquisitions(1)	—	92.0	—	92.0
Measurement period adjustments(2)	—	0.7	—	0.7
Balance as of March 31, 2019	$393.7	$401.9	$2,037.9	$2,833.5
______________________

(1)	In fiscal 2019 and 2018, represents the goodwill resulting from the acquisitions of 3 Arts Entertainment and Good Universe, respectively (see Note 2).

(2)
In fiscal 2019, represents measurement period adjustments resulting from the acquisition of 3 Arts Entertainment (see Note 2), consisting of a decrease to the fair value of finite-lived intangible assets and a corresponding increase to goodwill. In fiscal 2018, represents measurement period adjustments related to the Starz Merger.

Intangible Assets
Finite-lived intangible assets consisted of the following as of March 31, 2019 and March 31, 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$250.8	$1,601.2	$1,821.0	$141.4	$1,679.6
Trademarks and trade names	3.6	1.0	2.6	2.0	0.6	1.4
Other	23.9	6.1	17.8	9.5	2.8	6.7
	$1,879.5	$257.9	$1,621.6	$1,832.5	$144.8	$1,687.7
_______________

(1)	Customer relationships primarily represent affiliation agreements with distributors acquired in the Starz Merger.

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0
_______________

(1)
Tradenames are primarily related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2019, 2018 and 2017 was approximately $112.6 million, $109.0 million, and $35.7 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2020 through 2024 is estimated to be approximately $113.3 million, $113.3 million, $113.3 million, $113.3 million, and $112.7 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Corporate debt:
Revolving credit facility	$—	$—
Term Loan A(1)	750.0	750.0
Term Loan B(1)	1,107.5	1,250.0
5.875% Senior Notes	520.0	520.0
6.375% Senior Notes	550.0	—
Total corporate debt	2,927.5	2,520.0
Convertible senior subordinated notes	—	60.0
Capital lease obligations	45.4	50.5
Total debt	2,972.9	2,630.5
Unamortized discount and debt issuance costs, net of fair value adjustment on capital lease obligations	(68.5)	(73.1)
Total debt, net	2,904.4	2,557.4
Less current portion	(53.6)	(79.1)
Non-current portion of debt	$2,850.8	$2,478.3
______________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of March 31, 2019, the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.7 billion notional amount, which as of March 31, 2019 converts the effective rate on $1.7 billion of our LIBOR-based corporate debt to 4.987% (see Note 18 for further information).

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2019:

	Maturity Date	Year Ended March 31,
Debt Type		2020	2021	2022	2023	2024	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	March 2023	$—	$—	$—	$—	$—	$—	$—
Term Loan A	March 2023	37.5	52.5	75.0	585.0	—	—	750.0
Term Loan B	March 2025	12.5	12.5	12.5	12.5	12.5	1,045.0	1,107.5
5.875% Senior Notes	November 2024	—	—	—	—	—	520.0	520.0
6.375% Senior Notes	February 2024	—	—	—	—	550.0	—	550.0
Capital lease obligations	Various	3.0	3.0	0.9	0.9	1.0	36.6	45.4
		$53.0	$68.0	$88.4	$598.4	$563.5	$1,601.6	2,972.9
Less aggregate unamortized discount & debt issuance costs, net of fair value adjustment on capital lease obligations								(68.5)
								$2,904.4

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2019 there was $1.5 billion available. However,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at March 31, 2019. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Amended Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement. The margin as of March 31, 2019 is 2.00% (effective interest rate of 4.49% as of March 31, 2019, before the impact of interest rate swaps).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement described below, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.74% as of March 31, 2019, before the impact of interest rate swaps).

Required Principal Payments:

•
Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021 through December 31, 2022, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments, at a quarterly rate of 0.25%, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2019, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.

5.875% Senior Notes and 6.375% Senior Notes

Interest:

•	5.875% Senior Notes: Bears interest at 5.875% annually (payable semi-annually on May and November 1 of each year).

•	6.375% Senior Notes: Bears interest at 6.375% annually (payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2019).

Maturity Date:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	5.875% Senior Notes: November 1, 2024.

•	6.375% Senior Notes: February 1, 2024.

Optional Redemption:

•	5.875% Senior Notes:

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

•	6.375% Senior Notes:

(i)
Prior to February 1, 2021, the 6.375% Senior Notes are redeemable under certain circumstances (as defined in the indenture governing the 6.375% Senior Notes), in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium (as defined in the indenture governing the 6.375% Senior Notes). The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at February 1, 2021 (see below) of the notes redeemed plus interest through the redemption date (discounted at the treasury rate on the redemption date plus 50 basis point) over the principal amount of the notes redeemed on the redemption date.

(ii)
On and after February 1, 2021, redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after February 1, 2021 - 103.188%; (ii) on or after February 1, 2022 - 101.594%; (iii) on or after February 1, 2023 - 100%.

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2019, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the 5.875% Senior Notes and 6.375% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.875% Senior Notes and 6.375% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.
Capacity to Pay Dividends
At March 31, 2019, the capacity to pay dividends under the Senior Credit Facilities, the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $299.6 million and retained earnings of $208.7 million were deemed free of restrictions at March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Transactions

Fiscal 2019:

6.375% Senior Notes Issuance. On February 4, 2019, the Company issued $550.0 million aggregate principal amount of 6.375% Senior Notes. The Company used the proceeds of the 6.375% Senior Notes to pay down outstanding amounts under its Revolving Credit Facility and for working capital purposes.

Convertible Senior Subordinated Notes Repayment. On April 15, 2018, the 1.25% convertible senior subordinated notes due April 2018 (the "April 2013 1.25% Notes") matured, and upon maturity, the Company repaid the outstanding principal amount, together with accrued and unpaid interest.

Term Loan Prepayments. During the year ended March 31, 2019, the Company made voluntary prepayments totaling $130.0 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.

Fiscal 2018:

March 2018 Senior Credit Facilities Refinancing. On March 22, 2018, the Company entered into an amendment to the Credit Agreement (as amended, the "Amended Credit Agreement") to refinance its Previous Revolving Credit Facility, Previous Term Loan A and Previous Term Loan B, all as defined below. In connection with the amendment, the Company repaid in full the then outstanding principal amounts of $950.0 million under the Previous Term Loan A and $825.0 million under the Previous Term Loan B, and terminated all commitments under the Previous Revolving Credit Facility. In addition, the Company incurred a new five-year Term Loan A in aggregate principal amount of $750.0 million (the "Term Loan A"), incurred a new seven-year Term Loan B in aggregate principal amount of $1,250.0 million (the "Term Loan B"), and obtained a new $1.5 billion five-year revolving credit facility (the "Revolving Credit Facility", and together with the Term Loan A and Term Loan B, the "Senior Credit Facilities").

December 2017 Previous Term Loan B Refinancing. On December 11, 2017, the Company entered into an amendment to the Credit Agreement to reduce the interest rate on the Previous Term Loan B and prepaid $25.0 million of principal outstanding under the Previous Term Loan B.

Term Loan Prepayments. In addition to the prepayments in connection with the amendments described above, during the year ended March 31, 2018, the Company made other voluntary prepayments totaling $740.0 million in principal outstanding under the Previous Term Loan B, together with accrued and unpaid interest.

Fiscal 2017:

Debt Issuances and Redemptions or Repayments Associated with the Starz Merger. On December 8, 2016, Lions Gate Entertainment Corp. entered into a credit and guarantee agreement (the "Credit Agreement") which provided for a $1.0 billion five-year revolving credit facility (the "Previous Revolving Credit Facility") (ii) a $1.0 billion five-year term loan A facility (the "Previous Term Loan A") and (iii) a $2.0 billion seven-year term loan B facility (the "Previous Term Loan B"). In addition, on October 27, 2016, Lions Gate Entertainment Corp. issued $520.0 million aggregate principal amount of 5.875% senior notes due 2024 (the "5.875% Senior Notes").

The Company used the proceeds of the 5.875% Senior Notes, the Previous Term Loan A, the Previous Term Loan B, and a portion of the Previous Revolving Credit Facility (amounting to $50.0 million) to finance a portion of the consideration and transaction costs for the Starz Merger and the associated transactions.

Term Loan Prepayments. During the year ended March 31, 2017, the Company made other voluntary prepayments totaling $400.0 million in principal outstanding under the Previous Term Loan B, together with accrued and unpaid interest.

Loss on Extinguishment of Debt

Accounting for the Debt Redemption and Repayment Transactions Discussed Above:

Revolving Credit Facilities. Any fees paid to creditors or third parties related to the issuance of the new revolving credit facility were capitalized and are being amortized over the term of the new revolving credit facility. To the extent the borrowing capacity, measured as the amount available under the revolving credit facility multiplied by the remaining term, on a creditor by

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creditor basis, was more than under the previous revolving credit facility, any prior unamortized debt issuance costs were capitalized and are being amortized over the term of the new revolving credit facility. To the extent the borrowing capacity on a creditor by creditor basis was less than under the previous credit facility the prior unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity under the former revolving credit facility.

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

Loss on Extinguishment of Debt. The following tables summarize the accounting for the debt issuance costs incurred and the related loss on extinguishment of debt recorded in the years ended March 31, 2018 and March 31, 2017 associated with the debt transactions discussed above. During the year ended March 31, 2019, the Company recorded a loss on extinguishment of debt of $1.9 million related to early repayments on the Term Loan B.

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

Capital Lease Obligations

Capital lease obligations represent lease agreements acquired in the Starz Merger. As of March 31, 2019, these obligations include a ten-year commercial lease for a building, with four successive five-year renewal periods at the Company's option, with an imputed annual interest rate of 7.2%, and a capital lease arrangement for Starz's transponder capacity that expires in February 2021 and has an imputed annual interest rate of 7.0%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the years ended March 31, 2019, 2018 and 2017:

	Year Ended
	March 31,
	2019	2018	2017

Interest expense
Cash interest	$152.0	$122.9	$86.8
Amortization of debt discount and financing costs	11.6	14.3	12.9
	163.6	137.2	99.7
Interest on dissenting shareholders' liability (see Note 17)	35.3	56.5	15.5
Total interest expense	$198.9	$193.7	$115.2

8. Participations and Residuals

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, contributed a minority share of 25% of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released during the three-year period ended January 23, 2018, and participated in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excluded, among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheets and amounted to $157.0 million at March 31, 2019 (March 31, 2018 - $151.8 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

9. Film Obligations and Production Loans

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Film obligations	$270.3	$146.7
Production loans	386.4	352.9
Total film obligations and production loans	656.7	499.6
Unamortized debt issuance costs	(1.0)	(0.4)
Total film obligations and production loans, net	655.7	499.2
Less current portion	(512.6)	(327.9)
Total non-current film obligations and production loans	$143.1	$171.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2019:

	Year Ended March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(Amounts in millions)
Film obligations	$177.3	$68.3	$13.9	$7.0	$3.0	$1.1	$270.6
Production loans	336.6	49.8	—	—	—	—	386.4
	$513.9	$118.1	$13.9	$7.0	$3.0	$1.1	$657.0
Less imputed interest on film obligations and debt issuance costs on production loans							(1.3)
							$655.7
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
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.63% to 5.29%.

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

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019			March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities (see Note 5)	$1.2	$—	$1.2	$7.3	$—	$7.3
Forward exchange contracts (see Note 18)	—	1.5	1.5	—	0.3	0.3

Liabilities:
Forward exchange contracts (see Note 18)	—	(0.6)	(0.6)	—	(0.6)	(0.6)
Interest rate swaps (see Note 18)	—	(63.6)	(63.6)	—	—	—
	$1.2	$(62.7)	$(61.5)	$7.3	$(0.3)	$7.0

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at March 31, 2019 and March 31, 2018:

	March 31, 2019		March 31, 2018
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(1):
Term Loan A	733.3	742.5	729.7	750.9
Term Loan B	1,091.2	1,088.1	1,229.3	1,251.6
5.875% Senior Notes	502.8	534.3	500.4	539.5
6.375% Senior Notes	541.4	576.1	—	—
April 2013 1.25% Notes	—	—	60.0	60.3
Production loans	385.4	386.4	352.6	352.9
	$2,712.7	$2,891.3	$2,872.0	$2,955.2
________________

(1)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, and capital lease obligations. The carrying values of these financial instruments approximated the fair values at March 31, 2019 and 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Beginning balance	$101.8	$93.8	$90.5
Initial fair value of redeemable noncontrolling interests	15.8	—	—
Net income (loss) attributable to noncontrolling interests	(16.2)	0.5	(0.3)
Noncontrolling interest discount accretion	22.1	6.1	5.0
Adjustments to redemption value	6.5	9.3	5.5
Cash distributions	(2.4)	(7.9)	(6.9)
Ending balance	$127.6	$101.8	$93.8

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) relate to the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment and the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group.

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

3 Arts Entertainment. In connection with the acquisition of a controlling interest in 3 Arts Entertainment on May 29, 2018, the Company recorded a non-compensatory (see below) redeemable noncontrolling interest of $15.8 million, representing the noncontrolling interest holders 49% equity interest in 3 Arts Entertainment (see Note 2). The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable at five years after the acquisition date of May 29, 2018, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group. In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

12. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2019, 2018 and 2017. The prior year information in the below table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$215.8	$281.4	$371.3
Home Entertainment
Digital Media	334.7	373.7	303.9
Packaged Media	257.5	400.3	403.8
Total Home Entertainment	592.2	774.0	707.7
Television	274.4	278.5	279.1
International	341.1	456.7	533.8
Other	40.9	31.5	28.7
Total Motion Picture revenues	1,464.4	1,822.1	1,920.6

Television Production
Television	655.8	744.5	667.3
International	136.0	179.6	163.2
Home Entertainment
Digital Media	66.9	96.3	50.1
Packaged Media	7.6	11.2	6.3
Total Home Entertainment	74.5	107.5	56.4
Other	54.6	1.6	5.9
Total Television Production revenues	920.9	1,033.2	892.8

Media Networks - Programming Revenues
Domestic(1)	1,458.9	1,411.2	426.3
International	2.1	—	—
	1,461.0	1,411.2	426.3

Intersegment eliminations	(165.8)	(137.4)	(38.2)
Total revenues	$3,680.5	$4,129.1	$3,201.5
__________________

(1)
Media Networks domestic revenues include revenue from the Company's Streaming Services product line of $18.0 million, $7.1 million and $2.9 million in the years ended March 31, 2019, 2018 and 2017, respectively.

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2019 are as follows:

	Year Ended March 31,
	2020	2021	2022	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,257.1	$275.4	$120.1	$163.4	$1,816.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $231.7 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2019, respectively, from performance obligations satisfied prior to March 31, 2018. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). At March 31, 2019 and April 1, 2018, accounts receivable, contract assets and deferred revenue are as follows:

	March 31, 2019	April 1, 2018	Addition (Reduction)
	(Amounts in millions)
Accounts receivable, net - current	$647.2	$1,042.2	$(395.0)
Accounts receivable, net - non-current(1)	176.1	257.7	(81.6)
Contract asset - current(2)	97.3	78.3	19.0
Contract asset - non-current(3)	72.1	71.5	0.6
Deferred revenue - current	146.5	183.8	(37.3)
Deferred revenue - non-current	62.8	70.5	(7.7)
__________________

(1)	Included in accounts receivable within non-current other assets in the consolidated balance sheets.

(2)	Included in prepaid expenses and other within other current assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other within non-current other assets in the consolidated balance sheets.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $143.0 million were recognized during the year ended March 31, 2019, related to the balance of deferred revenue at April 1, 2018.
Summarized Balance Sheet and Statement of Operations Comparison of New and Prior Revenue Recognition Guidance

The following table presents the line items impacted by the adoption of the new revenue recognition guidance (described in Note 1) on the consolidated balance sheet and statement of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Balance Sheet Information:	(Amounts in millions)
Assets
Accounts receivable, net - current	$647.2	$(6.2)	$641.0
Other assets - current	267.2	(97.3)	169.9
Other assets - non-current	436.1	(0.5)	435.6
Investment in films and television programs and program rights, net	1,672.0	37.3	1,709.3

Liabilities
Accounts payable and accrued liabilities	531.2	(58.7)	472.5
Participations and residuals - current	408.5	1.9	410.4
Deferred revenue - current	146.5	(0.6)	145.9
Deferred revenue - non-current	62.8	0.8	63.6
Deferred tax liabilities	56.5	(1.9)	54.6

Equity
Retained earnings	208.7	(8.2)	200.5

	Year Ended March 31, 2019
	As Reported	Impact of Adoption	Without Adoption of New Revenue Guidance
Statement of Operations Information:	(Amounts in millions)
Revenues	$3,680.5	$44.9	$3,725.4
Direct operating	2,028.2	31.0	2,059.2
Operating income	130.0	13.9	143.9
Interest and other income	12.0	—	12.0
Loss before income taxes	(308.1)	13.9	(294.2)
Income tax benefit	8.5	(3.4)	5.1
Net loss	(299.6)	10.5	(289.1)

13. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares, and 500 million authorized Class B non-voting shares, at March 31, 2019 and March 31, 2018.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines common shares reserved for future issuance:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	34.6	32.1
Restricted stock and restricted share units — unvested	2.0	2.2
Common shares available for future issuance under the 2017 Plan (as defined below)	6.7	10.3
Shares issuable upon conversion of April 2013 1.25% Notes	—	2.1
Shares reserved for future issuance	43.3	46.7

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the years ended March 31, 2019, 2018 and 2017 the Company did not repurchase any common shares. To date, approximately $283.2 million common shares have been repurchased, leaving approximately $184.7 million of authorized potential purchases.

(c) Dividends
The amount of dividends, if any, that the Company pays to its shareholders is determined by its Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under its credit agreements, and shall be in compliance with applicable law. In November 2018, the Company's Board of Directors suspended the Company's quarterly cash dividend to focus on driving long-term shareholder value by investing in global growth opportunities for Starz, while also strengthening its balance sheet.
During the fiscal years ended March 31, 2019, 2018 and 2017, the Company's Board of Directors declared the following quarterly cash dividends:

	Dividends Declared Per Common Share	Total Amount	Payment Date
		(in millions)
Fiscal Year 2019:
Second quarter ended September 30, 2018	$0.09	$19.3	November 8, 2018
First quarter ended June 30, 2018	$0.09	19.2	August 9, 2018
Total cash dividends declared in fiscal year 2019	$0.18	$38.5
Fiscal Year 2018:
Fourth quarter ended March 31, 2018	$0.09	$19.1	May 1, 2018
Fiscal Year 2017:
First quarter ended June 30, 2016	$0.09	$13.3	August 5, 2016
As of March 31, 2019, the Company was not limited in its capacity to pay dividends under the Senior Credit Facilities Amended Credit Agreement and the indenture governing the 5.875% Senior Notes and the 6.375% Senior Notes (see Note 7).
(d) Share-based Compensation

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options are generally granted at exercise prices equal to or exceeding the market price of the Company's Common Shares at the date of grant. Substantially all stock options vest ratably over one to five years from the grant date based on continuous service and expire seven to ten years from the date of grant. Restricted stock and restricted share units generally vest ratably over one to four years based on continuous service. The Company satisfies stock option exercises and vesting of restricted stock and restricted share units with newly issued shares.
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
The Company recognized the following share-based compensation expense during the years ended March 31, 2019, 2018 and 2016:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Compensation Expense:
Stock options	$23.0	$43.1	$42.5
Restricted share units and other share-based compensation	24.7	36.2	34.0
Share appreciation rights	4.4	6.3	0.6
	52.1	85.6	77.1
Impact of accelerated vesting on equity awards(1)	16.0	2.9	2.4
Total share-based compensation expense	$68.1	$88.5	$79.5

Tax impact(2)	(15.7)	(29.6)	(28.0)
Reduction in net income	$52.4	$58.9	$51.5
___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Compensation Expense:
Direct operating	$1.1	$1.1	$1.2
Distribution and marketing	0.4	0.9	0.4
General and administration	50.6	83.6	75.5
Restructuring and other	16.0	2.9	2.4
	$68.1	$88.5	$79.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the stock option and equity-settled share appreciation rights activity during the year ended March 31, 2019:

	Stock Options and Equity-Settled SARs
	Class A Voting Shares					Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2018	8.6		$26.93			23.5	$20.56
Granted	0.2		$28.07			4.2	$21.52
Exercised	—	(1)	$15.76			(0.7)	$10.78
Forfeited or expired	(0.4)		$33.42			(0.8)	$29.00
Outstanding at March 31, 2019	8.4		$26.70	4.97	$0.1	26.2	$20.72	4.17	$25.4
Vested or expected to vest at March 31, 2019	8.4		$26.71	4.96	$0.1	25.8	$20.70	4.13	$25.4
Exercisable at March 31, 2019	6.1		$27.91	4.18	$0.1	19.1	$19.72	2.74	$25.3
__________________

(1)	Represents less than 0.1 million shares.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2019, 2018 and 2017, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2019	2018	2017
Weighted average fair value of grants	$5.48	$8.38	$6.88
Weighted average assumptions:
Risk-free interest rate(1)	2.2% - 3.1%	1.7% - 2.7%	1.2% - 2.4%
Expected option lives (in years)(2)	1 - 7 years	4 - 6 years	4 - 10 years
Expected volatility for options(3)	34%	35%	35%
Expected dividend yield(4)	0.0% - 1.7%	0.0% - 1.5%	0.0% - 1.8%
____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
The total intrinsic value of options exercised during the year ended March 31, 2019 was $5.3 million (2018 — $36.9 million, 2017 — $30.0 million).
During the year ended March 31, 2019, less than 0.1 million shares (2018 — 0.1 million shares, 2017 — 0.8 million shares) were cancelled to fund withholding tax obligations upon exercise of options.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2019:

	Restricted Share Units					Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares		Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2018	0.2		$28.49	1.5	$28.71	0.5		$25.70
Granted	—	(1)	$23.51	1.3	$19.88	—		—
Vested	(0.1)		$29.05	(0.9)	$26.14	(0.2)		$25.70
Forfeited	—	(1)	$24.83	(0.3)	$23.24	—	(1)	$25.70
Outstanding at March 31, 2019	0.1		$25.68	1.6	$24.01	0.3		$25.70
__________________

(1)	Represents less than 0.1 million shares.
The fair values of restricted stock and restricted share units are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2019 was $33.7 million (2018 - $41.6 million, 2017 - $60.7 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2019 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$43.4	2.8
Restricted Stock and Restricted Share Units	31.9	2.0
Total	$75.3
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock and restricted share units. During the year ended March 31, 2019, 0.5 million shares (2018 — 0.7 million shares, 2017 — 1.0 million shares) were withheld upon the vesting of restricted stock and restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $14.9 million associated with its equity awards in its tax benefit for the year ended March 31, 2019 (2018 — benefit of $5.2 million, 2017 — none).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2019, the Company granted the equivalent of $2.3 million (2018 - $0.8 million, 2017 - $1.1 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2019, the Company issued 0.1 million shares (2018 - less than 0.1 million shares, 2017 - less than 0.1 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz Merger, the Company agreed to issue to the customer three $16.67 million annual installments of equity (or cash at the Company's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the year ended March 31, 2019, Lionsgate issued to the customer 0.4 million Class A voting shares valued at $8.3 million and 0.5 million Class B voting shares valued at $8.3 million (2018 — 0.3 million Class A voting shares valued at $8.3 million and 0.3 million Class B non-voting shares valued at $8.3 million).

14. Income Taxes

On December 22, 2017, Tax Act was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. The Company's U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

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
The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. However, the Company's income tax benefit for the fiscal year ended March 31, 2019 was offset by valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes imposed by the Tax Act, and the nondeductible portion of shareholder litigation settlements.
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
The components of pretax income, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
United States	$(505.7)	$(824.1)	$(409.2)
International	197.6	972.8	274.8
	$(308.1)	$148.7	$(134.4)

The Company's U.S. pre-tax losses and international pre-tax income are primarily driven by non-operating, intercompany items resulting from the Company's internal capital structure. The Company's capital structure generally provides foreign affiliate dividends to its Canadian parent company (i.e., Lionsgate) and interest-related tax deductions to its U.S. companies. The Company's international pre-tax income may be significantly impacted by these foreign affiliate dividends related to its internal capital structure.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2019	2018	2017
Current provision (benefit):	(Amounts in millions)
Federal	$9.1	$(17.6)	$7.8
States	(0.7)	(4.3)	2.2
International	6.7	2.0	4.5
Total current provision (benefit)	$15.1	$(19.9)	$14.5
Deferred benefit:
Federal	$(48.2)	$(269.0)	$(143.3)
States	5.8	(18.5)	(9.9)
International	18.8	(12.0)	(10.2)
Total deferred benefit	(23.6)	(299.5)	(163.4)
Total benefit for income taxes	$(8.5)	$(319.4)	$(148.9)
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(64.7)	$46.8	$(47.1)
Foreign affiliate dividends	(37.5)	(329.1)	(84.2)
Foreign operations subject to different income tax rates	(235.7)	7.1	(14.6)
State income tax	(8.5)	(21.2)	(6.0)
Remeasurement of opening U.S. deferred tax liabilities due to the Tax Act	—	(165.0)	—
Additional remeasurements of originating deferred tax assets and liabilities	—	75.6	—
Transaction costs	—	—	7.3
Permanent differences	6.8	3.5	(0.5)
Nondeductible settlement costs	16.9	—	—
Other	0.3	(5.3)	(2.3)
Increase (decrease) in valuation allowance	313.9	68.2	(1.5)
Total benefit for income taxes	$(8.5)	$(319.4)	$(148.9)

For the years ended March 31, 2019, 2018, and 2017, the tax provision includes certain foreign affiliate dividends in our Canadian jurisdiction that can be received without being subject to tax under Canadian tax law. Additionally, as a result of an internal capital restructuring during the year ended March 31, 2019, the Company generated a foreign net operating loss carryforward under local tax law which was offset by a valuation allowance based on the Company's assessment.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$609.5	$336.7
Foreign tax credits	74.2	68.3
Investment in film and television obligations	79.0	101.5
Accounts payable	78.9	96.4
Other assets	71.7	59.0
Reserves	13.9	21.4
Total deferred tax assets	927.2	683.3
Valuation allowance	(401.1)	(73.2)
Deferred tax assets, net of valuation allowance	526.1	610.1
Deferred tax liabilities:
Intangible assets	(438.4)	(475.5)
Fixed assets	(8.6)	(19.5)
Accounts receivable	(110.6)	(150.7)
Other	(5.2)	(17.5)
Total deferred tax liabilities	$(562.8)	$(663.2)

Net deferred tax liabilities	$(36.7)	$(53.1)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2019, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,367.9 million available to reduce future federal income taxes which expire beginning in 2029 through 2038. At March 31, 2019, the Company had state NOLs of approximately $791.3 million available to reduce future state income taxes which expire in varying amounts beginning 2021. At March 31, 2019, the Company had Canadian loss carryforwards of $106.9 million which will expire beginning in 2034. At March 31, 2019, the Company had Luxembourg loss carryforwards of $947.0 million which will expire beginning in 2036. In addition, at March 31, 2019, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $74.2 million to offset future federal income taxes that will expire beginning in 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2019, 2018, and 2017:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2016	$4.5
Increases related to prior year tax positions	14.2
Decreases related to prior year tax positions	(4.5)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2017	14.2
Increases related to current year tax position	0.1
Increases related to prior year tax positions	11.5
Decreases related to prior year tax positions	(8.2)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at March 31, 2018	17.6
Increases related to current year tax position	0.3
Increases related to prior year tax positions	2.5
Decreases related to prior year tax positions	(1.0)
Settlements	(1.8)
Lapse in statute of limitations	(0.8)

Gross unrecognized tax benefits at March 31, 2019	$16.8

For the years ended March 31, 2019, 2018, and 2017, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits as part of income tax provision. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is subject to income tax examination by U.S. and state tax authorities for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOLs. Currently, audits are occurring in federal and various state and local tax jurisdictions. In addition, the Company's Canadian tax returns are under examination for the years ended March 31, 2014 and March 31, 2015.
The total amount of unrecognized tax benefits as of March 31, 2019 that, if realized, would affect the Company's tax benefit (provision) are $17.6 million.
The Company estimates that approximately $3.8 million in unrecognized tax benefits may be realized in the next 12 months.

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the years ended March 31, 2019, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$31.5	$21.5	$26.7
Accelerated vesting on equity awards (see Note 13)	16.0	2.9	2.4
Total severance costs	47.5	24.4	29.1
Transaction and related costs(2)	30.5	22.2	59.6
Development expense(3)	—	13.2	—
Total restructuring and other	78.0	59.8	88.7
Programming and content charges(4)	35.1	—	—
Total restructuring and other and programming and content charges	$113.1	$59.8	$88.7
_______________________

(1)
Severance costs in the fiscal years ended March 31, 2019, 2018 and 2017 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives. Of the severance costs, $21.2 million is recorded as a liability and is expected to be paid by March 31, 2020.

(2)
Transaction and related costs in the fiscal years ended March 31, 2019, 2018 and 2017 reflect transaction, integration and legal costs incurred associated with certain strategic transactions and legal matters. In fiscal 2019, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In fiscal 2018, these costs were primarily related to the sale of EPIX (see Note 5), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz. In fiscal 2017, these costs were primarily related to the Starz Merger, the legal fees associated with the Starz class action lawsuits, and an arbitration award of $5.8 million and related legal expenses.

(3)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year ended March 31, 2018.

(4)
During the fourth quarter of the fiscal year ended March 31, 2019, in connection with recent management changes, the Company implemented changes to its programming strategy including programming that will no longer be broadcast on Starz networks. As a result, the Company recorded certain programming and content charges of $35.1 million in fiscal 2019, which are included in direct operating expense in the consolidated statement of operations.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2019, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Severance liability
Beginning balance	$14.7	$22.2	$0.6
Accruals	31.5	21.5	26.7
Severance payments	(25.0)	(27.9)	(10.6)
Other(1)	—	(1.1)	5.5
Ending balance	$21.2	$14.7	$22.2
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
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz Networks and STARZPLAY International, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the results of operations of 3 Arts Entertainment is included in the Television Production segment from the acquisition date of May 29, 2018 (see Note 2).
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic licensing of premium subscription video programming to Distributors, and on a direct-to-consumer basis (ii) STARZPLAY International, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services internationally and (iii) Streaming Services, which represents the Lionsgate legacy start-up direct to consumer streaming services on its SVOD platforms.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below. Due to the Starz Merger, fiscal 2017 includes the results of operations from Starz from the acquisition date of December 8, 2016 (see Note 2).

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Segment revenues
Motion Picture	$1,464.4	$1,822.1	$1,920.6
Television Production	920.9	1,033.2	892.8
Media Networks	1,461.0	1,411.2	426.3
Intersegment eliminations	(165.8)	(137.4)	(38.2)
	$3,680.5	$4,129.1	$3,201.5
Intersegment revenues
Motion Picture	$10.9	$10.7	$6.6
Television Production	154.8	126.4	30.7
Media Networks	0.1	0.3	0.9
	$165.8	$137.4	$38.2
Gross contribution
Motion Picture	$234.1	$292.6	$237.8
Television Production	109.6	151.3	107.4
Media Networks	534.0	530.0	175.3
Intersegment eliminations	(6.3)	(5.5)	(10.4)
	$871.4	$968.4	$510.1
Segment general and administration
Motion Picture	$105.6	$113.2	$105.3
Television Production	43.5	40.3	32.1
Media Networks	97.7	100.9	45.0
	$246.8	$254.4	$182.4
Segment profit
Motion Picture	$128.5	$179.4	$132.5
Television Production	66.1	111.0	75.3
Media Networks	436.3	429.1	130.3
Intersegment eliminations	(6.3)	(5.5)	(10.4)
	$624.6	$714.0	$327.7

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of management changes and associated changes in strategy, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Company’s total segment profit	$624.6	$714.0	$327.7
Corporate general and administrative expenses	(104.2)	(110.3)	(92.6)
Adjusted depreciation and amortization(1)	(41.1)	(39.3)	(22.8)
Restructuring and other(2)	(78.0)	(59.8)	(88.7)
Programming and content charges(3)	(35.1)	—	—
Adjusted share-based compensation expense(4)	(52.1)	(85.6)	(77.1)
Purchase accounting and related adjustments(5)	(184.1)	(170.3)	(62.8)
Operating income (loss)	130.0	248.7	(16.3)
Interest expense	(198.9)	(193.7)	(115.2)
Shareholder litigation settlements	(114.1)	—	—
Interest and other income	12.0	10.4	6.4
Other expense	(4.7)	—	—
Loss on extinguishment of debt	(1.9)	(35.7)	(40.4)
Gain (loss) on investments	(87.6)	171.8	20.4
Equity interests income (loss)	(42.9)	(52.8)	10.7
Income (loss) before income taxes	$(308.1)	$148.7	$(134.4)
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

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Depreciation and amortization	$163.4	$159.0	$63.1
Less: Amount included in purchase accounting and related adjustments	(122.3)	(119.7)	(40.3)
Adjusted depreciation and amortization	$41.1	$39.3	$22.8

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 15).

(3)
During the fourth quarter of the fiscal year ended March 31, 2019, in connection with recent management changes, the Company implemented changes to its programming strategy including programming that will no longer be broadcast on Starz networks. As a result, the Company recorded certain programming and content charges of $35.1 million in fiscal 2019, which are included in direct operating expense in the consolidated statement of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Total share-based compensation expense	$68.1	$88.5	$79.5
Less:
Amount included in restructuring and other(i)	(16.0)	(2.9)	(2.4)
Adjusted share-based compensation	$52.1	$85.6	$77.1
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(5)
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

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$18.0	$44.5	$17.5
General and administrative expense	43.8	6.1	5.0
Depreciation and amortization	122.3	119.7	40.3
	$184.1	$170.3	$62.8

(6)
Shareholder litigation settlements of $114.1 million in the year ended March 31, 2019 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. See Note 17.

See Note 12 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2019, 2018, and 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$246.8	$254.4	$182.4
Corporate general and administrative expenses	104.2	110.3	92.6
Share-based compensation expense included in general and administrative expense	50.6	83.6	75.4
Purchase accounting and related adjustments	43.8	6.1	5.0
	$445.4	$454.4	$355.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Assets
Motion Picture	$1,694.5	$1,757.4
Television Production	1,394.2	1,400.5
Media Networks	4,850.3	5,166.5
Other unallocated assets(1)	469.9	643.2
	$8,408.9	$8,967.6
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2019, 2018 and 2017:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$388.4	$462.0	$412.7
Television Production(1)	681.6	706.8	506.6
Media Networks	594.3	483.5	218.6
Intersegment eliminations	(194.3)	(125.9)	(45.9)
	$1,470.0	$1,526.4	$1,092.0
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2019, 2018 and 2017:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	3.2	1.4	1.8
Media Networks	30.0	31.5	10.6
Corporate(1)	10.6	13.0	12.8
	$43.8	$45.9	$25.2
_____________________

(1)	Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Revenue
Canada	$47.9	$48.3	$56.0
United States	3,124.6	3,383.0	2,431.9
Other foreign	508.0	697.8	713.6
	$3,680.5	$4,129.1	$3,201.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Long-lived assets(1)
Canada	$—	$—
United States	1,737.8	1,824.5
Other foreign	93.3	34.6
	$1,831.1	$1,859.1
_____________

(1)	Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2019, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $401.9 million, primarily related to the Company's Media Networks segment (2018 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $413.2 million, primarily related to the Company's Media Networks segment). For the year ended March 31, 2017, no individual customer represented greater than 10% of consolidated revenue.

As of March 31, 2019, the Company had accounts receivable due from two customers which individually represented greater than 10% of total consolidated accounts receivable. Accounts receivable due from these two customers amounted to 31% of consolidated gross accounts receivable (current and non-current) at March 31, 2019, or gross accounts receivable of approximately $269.9 million (2018 - one individual customer represented 32% of consolidated gross accounts receivable, or gross accounts receivable of approximately $419.2 million).

17. Commitments and Contingencies
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2019:

	Year Ended March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$648.6	$225.4	$108.7	$32.0	$8.8	$5.6	$1,029.1
Interest payments(2)	154.3	151.6	148.1	144.1	112.8	104.6	815.5
Operating lease commitments	37.2	36.5	35.8	35.5	20.1	52.3	217.4
Other contractual obligations	128.8	44.5	26.2	10.7	0.9	—	211.1
Total future commitments under contractual obligations(3)	$968.9	$458.0	$318.8	$222.3	$142.6	$162.5	$2,273.1
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

(3)
Not included in the amounts above are $127.6 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11).

The Company is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. The Company does not license films produced by Sony Pictures Animation. The programming fees to be paid by the Company to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Since the term of the output programming agreement with Sony applies to all films released theatrically through December 31, 2021, the Company is obligated to pay fees for films that have not yet been released in theaters. The Company is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.  The Company has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
Operating Leases. The Company has operating leases for offices, back-up transponder capacity and equipment. Certain of the Company's operating leases for its Corporate and United Kingdom offices include certain lease and leasehold improvement incentives. These amounts and the required lease payments are aggregated and amortized on a straight line basis to rent expense over the lease period.
The operating lease for the Company's principal office expires in August 2023. The Company incurred rental expense of $27.0 million during the year ended March 31, 2019 (2018 — $20.7 million; 2017 — $15.6 million).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers.
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2019, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 66.80% and 76.97%, respectively for the 2018 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2018 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2019, 2018 and 2017 were $56.9 million, $70.9 million, and $59.4 million, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiduciary Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Fiduciary Litigation"). On August 22, 2018, the parties to the Fiduciary Litigation reached an agreement in principle providing for the settlement of the Fiduciary Litigation on the terms and conditions set forth in an executed term sheet. On October 9, 2018, the parties to the Litigation executed a stipulation of settlement, which was filed with the court (the "Stipulation"). The Stipulation provides for, among other things, the final dismissal of the Fiduciary Litigation in exchange for a settlement payment made in the amount of $92.5 million, of which $37.8 million was reimbursed by insurance. The Company is continuing to seek additional insurance reimbursement, including pursuant to a lawsuit submitted by the Company on November 7, 2018 against certain insurers. Accordingly, in the year ended March 31, 2019, the Company has recorded the net expense of $54.8 million in the "shareholder litigation settlements" line item in the consolidated statement of operations related to these items. The Fiduciary Litigation settlement was approved by the Court of Chancery of the State of Delaware and the settlement amount and insurance reimbursement discussed above were paid during the quarter ended December 31, 2018. On November 5, 2018, an insurer that entered into an agreement and contributed $10.0 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. The Company believes the lawsuit to be without merit and intends to vigorously defend it.

Appraisal Litigation

Between December 8, 2016 and March 16, 2017, five verified petitions for appraisal (representing approximately 22.5 million shares of Starz Series A common stock) were filed by purported Starz stockholders (dissenting shareholders) in the Court of Chancery of the State of Delaware (the "Appraisal Litigation"). These actions were consolidated into In re Starz Appraisal, Consolidated C.A. No. 12968-VCG. On November 8, 2018, the parties to the Appraisal Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the Appraisal Litigation in exchange for a settlement payment made by the Company of approximately $964.0 million, which the Company paid during the three months ended December 31, 2018. During the year ended March 31, 2019, the Company recorded a shareholder litigation charge of $59.3 million in the "shareholder litigation settlements" line item in the consolidated statement of operations related to the Appraisal Litigation, representing the amount by which the settlement amount exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. The portion of the settlement payment representing the $797.3 million value of the original merger consideration attributable to the dissenting shareholders that was accrued at the time of acquisition is reflected within cash flows from financing activities in the statement of cash flows, with the remainder of the settlement payment reflected within cash flows from operating activities in the statement of cash flows. The Appraisal Litigation settlement was approved by the Court of Chancery of the State of Delaware and the claims in the Appraisal Litigation were dismissed on November 19, 2018.

18. Financial Instruments
(a) Credit Risk
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.
(b) Derivative Instruments and Hedging Activities
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
As of March 31, 2019, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2019):

March 31, 2019
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.0	in exchange for	$7.2	£0.69
Canadian Dollar	C$20.7	in exchange for	$16.2	C$1.28
Australian Dollar	A$3.5	in exchange for	$2.7	A$1.27
Mexican Peso	$108.3	in exchange for	$5.6	$19.30

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

As of March 31, 2019 and March 31, 2018, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.7 billion and nil, respectively.

The major terms of the Company's interest rate swap agreements as of March 31, 2019 are as follows (all related to the Company's LIBOR-based debt, see Note 7):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
The following table presents the effect, net of tax, of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2019, 2018 and 2017:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2019	2018	2017
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1.1	$(0.2)	$(3.5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	—	(1.5)	5.0

Interest rate swap agreements
Loss recognized in accumulated other comprehensive income (loss)	$(71.3)	$—	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(7.7)	—	—

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$0.1	$—

Total direct operating expense on consolidated statements of operations	$2,028.2	$2,309.6	$1,903.8
Total interest expense on consolidated statements of operations(1)	$163.6	$137.2	$99.7
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.

The Company classifies its forward foreign exchange contracts and interest rate contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 10). As of March 31, 2019 and March 31, 2018, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$0.6	$—
Interest rate swap agreements	—	—	63.6
Fair value of derivatives	$1.5	$0.6	$63.6

	March 31, 2018
	Other Current Assets		Accounts Payable and Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.3		$0.6
Fair value of derivatives	$0.3	(1)	$0.6	(1)
_____________

(1)	Includes an immaterial amount of forward foreign exchange contracts not designated as hedging instruments as of March 31, 2018.

As of March 31, 2019, based on the current release schedule, the Company estimates less than $0.1 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending March 31, 2020.

As of March 31, 2019, the Company estimates approximately $3.7 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2020.

19. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 10). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2019, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

There was no restricted cash in the consolidated balance sheets as of March 31, 2019 or March 31, 2018.

Accounts Receivable, net

Accounts receivable are presented net of a provision for doubtful accounts of $5.4 million (March 31, 2018 - $7.5 million). Accounts receivable at March 31, 2018 are presented net of reserves for returns and allowances of $56.2 million. Under the new revenue recognition guidance, as of March 31, 2019, the Company presents sales returns and certain sales incentive allowances as refund liabilities instead of as contra asset allowances within accounts receivable (see Note 1).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Monetization

The Company has entered into agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. Upon transfer of the receivables, the Company receives cash proceeds from the third-party purchaser, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, and classifies the proceeds as cash flows from operating activities in the statement of cash flows. During the year ended March 31, 2019, the Company monetized trade accounts receivable with a carrying value of $473.9 million with third-party purchasers, which were derecognized from the Company's consolidated balance sheet, in exchange for net cash proceeds of $469.2 million. The amount of proceeds received is based on the present value of the timing of the payment of the underlying trade accounts receivable transferred discounted at an average rate which is lower than the Company’s average borrowing rate under its Revolving Credit Facility. The Company recorded a loss of $4.7 million, which is included in the "other expense" line item on the consolidated statement of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the year ended March 31, 2019. At March 31, 2019, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, was $350.6 million.

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$150.6	$34.1
Product inventory	19.9	20.3
Tax credits receivable	96.7	141.4
	$267.2	$195.8
Other non-current assets
Prepaid expenses and other(1)	$109.2	$23.8
Accounts receivable(1)	176.1	325.2
Tax credits receivable	150.8	109.6
	$436.1	$458.6
_____________________

(1)
Unamortized discounts on contract assets included in prepaid expenses and other were $3.9 million at March 31, 2019, and unamortized discounts on long-term, non-interest bearing receivables were $9.7 million and $18.0 million at March 31, 2019 and 2018, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2016	$(11.3)	$(35.5)	$3.7	$(43.1)
Reclassification adjustment for gain on available-for-sale securities realized in net income	—	(17.8)	—	(17.8)
Other comprehensive income (loss)	(8.1)	56.4	(3.4)	44.9
March 31, 2017	(19.4)	3.1	0.3	(16.0)
Other comprehensive income (loss)	7.0	(0.5)	(0.2)	6.3
March 31, 2018	(12.4)	2.6	0.1	(9.7)
Cumulative effect of accounting changes	—	(2.6)	—	(2.6)
Other comprehensive loss	(5.8)	—	(62.2)	(68.0)
March 31, 2019	$(18.2)	$—	$(62.1)	$(80.3)

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2019 amounted to $146.7 million (2018 — $119.7 million; 2017 — $79.8 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2019 amounted to net tax paid of $13.5 million (2018 — net tax refunds received of $20.3 million; 2017 — net tax paid of $14.3 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to business acquisitions	$83.7	$—	$1,327.7
Accrued purchase consideration for dissenting shareholders (see Note 17)	$—	$—	$797.3
Issuance of Starz share-based payment replacement awards	$—	$—	$186.5

Non-cash financing activities:
Accrued dividends (see Note 13)	$—	$19.1	$—
Conversions of convertible senior subordinated notes	$—	$—	$41.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2019
Revenues	$932.7	$901.0	$933.2	$913.7
Operating income (loss)(1)	$38.2	$39.1	$86.8	$(34.0)
Net income (loss)(1)(2)	$(11.4)	$(149.3)	$20.1	$(159.1)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$(144.1)	$22.9	$(155.2)
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.04)	$(0.67)	$0.11	$(0.72)
Diluted net income (loss) per common share	$(0.04)	$(0.67)	$0.10	$(0.72)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2018
Revenues	$1,005.3	$940.8	$1,142.7	$1,040.2
Operating income (loss)(3)	$89.7	$30.4	$80.2	$48.4
Net income (loss)(3)(4)	$174.5	$12.9	$191.1	$89.6
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$173.8	$15.5	$193.0	$91.3
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.84	$0.07	$0.92	$0.43
Diluted net income (loss) per common share	$0.80	$0.07	$0.87	$0.41
________________________________________

(1)	During fiscal 2019, operating income and net income included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2019 included restructuring and other items of $10.5 million, $15.0 million, $16.6 million and $35.9 million, respectively (after tax $7.8 million, $11.5 million, $12.6 million, and $27.3 million, respectively) (see Note 15).

•
Programming and Content Charges. During the fourth quarter of fiscal 2019, in connection with recent management changes, the Company implemented changes to its programming strategy including programming that will no longer be broadcast on Starz networks. As a result, the Company recorded certain programming and content charges of $35.1 million (after tax $26.7 million) in connection with recent management changes, and changes to the Company's programming strategy, which are included in direct operating expense in the consolidated statement of operations in the fourth quarter of fiscal 2019 (see Note 15).

(2)	During fiscal 2019, net income also included the following items:

•	Shareholder Litigation Settlements. The second quarter of fiscal 2019 included shareholder litigation settlements of $114.1 million (after tax $104.7 million) (see Note 17).

•
Loss on Investments. The first, second, third and fourth quarter of fiscal 2019 included a loss on investments of $0.9 million, $36.1 million, $6.2 million and $44.4 million, respectively (after tax $0.7 million, $32.4 million, $4.7 million and $33.7 million, respectively) (see Note 5).

•	Loss on Extinguishment of Debt. The fourth quarter of fiscal 2019 included a loss on extinguishment of debt of $1.9 million (after tax $1.4 million) (see Note 7).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Deferred Tax Valuation Allowance. The fourth quarter of fiscal 2019 included a charge of $53.7 million from an increase in the valuation allowance for certain of the Company's deferred tax assets (see Note 14).

(3)	During fiscal 2018, operating income and net income included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2018 included restructuring and other items of $10.9 million, $3.5 million, $21.4 million, and $24.0 million, respectively (after tax $8.9 million, $2.5 million, $14.5 million, and $15.7 million, respectively) (see Note 15).

(4)	During fiscal 2018, net income also included the following items:

•
Loss on Extinguishment of Debt. The first, second, third and fourth quarter of fiscal 2018 included a loss on extinguishment of debt of $11.6 million, $6.4 million, $6.2 million and $11.6 million, respectively (after tax $8.5 million, $4.7 million, $4.6 million and $7.8 million, respectively) (see Note 7).

•
Gain (Loss) on Investments. The first and third quarter of fiscal 2018 included a gain on investments of $201.0 million and a loss on investments of $29.2 million, respectively (after tax gain of $127.0 million and loss of $20.1 million, respectively) (see Note 5).

•
Impact of Corporate Tax Rate Change on Deferred Tax Liabilities. The third quarter of fiscal 2018 included a deferred tax benefit of $165.0 million resulting from the impact of the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act on the Company's beginning net deferred tax liabilities (see Note 14).

•
Tax Benefit from Internal Capital Restructuring. The fourth quarter of fiscal 2018 included a net tax benefit of $94.1 million primarily from the internal capital restructuring in connection with our third party debt refinancing (see Note 7 to our consolidated financial statements), net of the charge from an increase in its valuation allowance associated with certain deferred tax assets (see Note 14).

21. Related Party Transactions

Voting Agreements regarding former Company Shares

On June 30, 2016, in connection with the Merger Agreement, the Company, Starz and MHR Fund Management LLC and affiliates (collectively, “MHR Fund Management”) entered into a voting agreement with respect to MHR Fund Management’s common shares of the Company (the “MHR Voting Agreement” ). Under the MHR Voting Agreement, the Company agreed to indemnify MHR Fund Management for losses relating to or arising out of the MHR Voting Agreement, the merger agreement or that certain stock exchange agreement of even date therewith and to pay up to $1.6 million in reasonable out-of-pocket expenses of MHR Fund Management. The Company has incurred expenses on behalf of MHR Fund Management for such costs amounting to approximately $0.5 million, which are included in restructuring and other in the consolidated statement of operations for the year ended March 31, 2017. Mark H. Rachesky, the Chairman of the Board of the Company, is the principal of MHR Fund Management, which holds approximately 19% of the Company’s outstanding Class A voting shares and 11% of the Company's outstanding Class B non-voting common stock as of May 20, 2019.

Voting Agreement regarding former Starz Shares

On June 30, 2016, in connection with the Merger Agreement, the Company and Starz entered into a Voting Agreement with LG Leopard Canada LP, an Ontario limited partnership and indirect wholly owned subsidiary of the Company, and the stockholders of Starz listed on Schedule A thereto (including John C. Malone, a former director of the Company, and affiliated entities) (such stockholders the “Individual Stockholders”), with respect to shares of previously issued Starz common stock (the “Starz Voting Agreement”). Under the Starz Voting Agreement, the Company agreed to indemnify the Individual Stockholders for losses relating to or arising out of the Starz Voting Agreement, the Merger Agreement and that certain stock exchange agreement of even date therewith and to pay up to $1.6 million in reasonable out-of-pocket expenses of the Individual Stockholders. The Company has incurred expenses on behalf of the Individual Stockholders for such costs amounting to approximately $1.5 million, which are included in restructuring and other in the consolidated statement of operations for the year ended March 31, 2017.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

In the year ended March 31, 2019, we have incurred expenses on behalf of Dr. Malone and Mark H. Rachesky for reimbursement of certain litigation costs of approximately $3.3 million (2018 - $5.6 million; 2017 - $1.0 million), which are included in restructuring and other in the consolidated statement of operations.

Atom Tickets

During the year ended March 31, 2018, the Company participated in an equity offering of its equity method investee, Atom Tickets, and subscribed for an additional $10.0 million in equity interests (2017 - none). Gordon Crawford, a director of the Company, is a director of and an investor in Atom Tickets.

Shrink, LLC

In April 2008, Lions Gate Films, Inc., a wholly-owned subsidiary of the Company (“LGF”), entered into a sales agency agreement (as amended) with Shrink, LLC for distribution rights to the film Shrink. Michael Burns, the Vice Chairman and a director of the Company, owns a 100% interest in Shrink, LLC. During the year ended March 31, 2019, less than $0.1 million was paid to Shrink, LLC under this agreement (2018 - $0.1 million, 2017 - none).

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5). In addition, during the year ended March 31, 2019, the Company made loans of $20.7 million to certain of its equity method investees, $7.3 million of which are included in other assets, noncurrent in the Company's consolidated balance sheet (net of equity interests losses applied against such loans), and included in the table below.

	March 31,
	2019	2018
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$2.2	$6.0
Other assets, noncurrent	7.3	0.2
Total due from related parties	$9.5	$6.2

Participations and residuals, current	9.5	6.5
Participations and residuals, noncurrent	8.2	6.0
Deferred revenue, current	—	0.2
Total due to related parties	$17.7	$12.7

	Year Ended March 31,
	2019	2018	2017
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$4.7	$8.9	$88.8
Direct operating expense	$32.2	$22.0	$10.5
Distribution and marketing expense	$3.0	$3.5	$0.8
General and administrative expense(1)	$0.7	$(3.7)	$(0.7)
Interest and other income	$0.4	$—	$—
__________________________________
(1)Amounts primarily represent reimbursement for certain shared services for equity method investees.