Form 10-Q
period 2019-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2019-08-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________

Commission File No.: 1-14880
____________________________________________________________________________________________________
Lions Gate Entertainment Corp.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Howe Street, 20th Floor
Vancouver, British Columbia V6C 3R8
and
2700 Colorado Avenue
Santa Monica, California 90404
(Address of principal executive offices)
____________________________________________________________________________________________________
(877) 848-3866
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 5, 2019
Class A Voting Shares, no par value per share	82,654,510 shares
Class B Non-Voting Shares, no par value per share	135,065,671 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2019, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 23, 2019, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$196.0	$184.3
Accounts receivable, net	710.6	647.2
Program rights	274.3	295.7
Other current assets	178.6	267.2
Total current assets	1,359.5	1,394.4
Investment in films and television programs and program rights, net	1,619.5	1,672.0
Property and equipment, net	152.0	155.3
Investments	28.6	26.2
Intangible assets	1,843.3	1,871.6
Goodwill	2,833.5	2,833.5
Other assets	600.9	436.1
Deferred tax assets	—	19.8
Total assets	$8,437.3	$8,408.9
LIABILITIES
Accounts payable and accrued liabilities	$539.8	$531.2
Participations and residuals	488.0	408.5
Film obligations and production loans	469.3	512.6
Debt - short term portion	57.4	53.6
Deferred revenue	144.8	146.5
Total current liabilities	1,699.3	1,652.4
Debt	2,837.6	2,850.8
Participations and residuals	378.2	479.8
Film obligations and production loans	145.6	143.1
Other liabilities	282.2	114.0
Deferred revenue	67.6	62.8
Deferred tax liabilities	36.9	56.5
Redeemable noncontrolling interest	134.9	127.6
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.6 shares issued (March 31, 2019 - 82.5 shares issued)	651.2	649.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 135.0 shares issued (March 31, 2019 - 133.5 shares issued)	2,176.9	2,140.6
Retained earnings	149.2	208.7
Accumulated other comprehensive loss	(125.3)	(80.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,852.0	2,918.7
Noncontrolling interests	3.0	3.2
Total equity	2,855.0	2,921.9
Total liabilities and equity	$8,437.3	$8,408.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions, except per share amounts)
Revenues	$963.6	$932.7
Expenses
Direct operating	568.0	530.0
Distribution and marketing	250.5	203.5
General and administration	102.6	110.2
Depreciation and amortization	40.1	40.3
Restructuring and other	5.6	10.5
Total expenses	966.8	894.5
Operating income (loss)	(3.2)	38.2
Interest expense
Interest expense	(49.0)	(35.4)
Interest on dissenting shareholders' liability	—	(15.9)
Total interest expense	(49.0)	(51.3)
Interest and other income	2.8	3.0
Other expense	(2.3)	—
Gain (loss) on investments	0.1	(0.9)
Equity interests loss	(7.9)	(6.2)
Loss before income taxes	(59.5)	(17.2)
Income tax benefit	1.1	5.8
Net loss	(58.4)	(11.4)
Less: Net loss attributable to noncontrolling interests	4.4	3.5
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(54.0)	$(7.9)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.25)	$(0.04)
Diluted net loss per common share	$(0.25)	$(0.04)

Weighted average number of common shares outstanding:
Basic	216.1	211.8
Diluted	216.1	211.8

Dividends declared per common share	$—	$0.09
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Net loss	$(58.4)	$(11.4)
Foreign currency translation adjustments, net of tax	0.9	(6.0)
Net unrealized loss on cash flow hedges, net of tax	(45.9)	(5.2)
Comprehensive loss	(103.4)	(22.6)
Less: Comprehensive loss attributable to noncontrolling interests	4.4	3.5
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(99.0)	$(19.1)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.1	0.5	—	—	0.5	—	0.5
Share-based compensation, net	0.1	1.5	0.1	7.7	—	—	9.2	—	9.2
Issuance of common shares related to acquisitions and other	—	—	1.3	28.1	—	—	28.1	—	28.1
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	—	—	—	(54.0)	—	(54.0)	0.1	(53.9)
Other comprehensive loss	—	—	—	—	—	(45.0)	(45.0)	—	(45.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Balance at June 30, 2019	82.6	$651.2	135.0	$2,176.9	$149.2	$(125.3)	$2,852.0	$3.0	$2,855.0

Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.3	—	0.3	—	—	0.6	—	0.6
Share-based compensation, net	0.2	7.1	0.2	6.1	—	—	13.2	—	13.2
Issuance of common shares related to acquisitions and other	—	0.1	2.5	55.7	—	—	55.8	—	55.8
Noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Dividends declared	—	—	—	—	(19.2)	—	(19.2)	—	(19.2)
Net loss	—	—	—	—	(7.9)	—	(7.9)	(1.0)	(8.9)
Other comprehensive loss	—	—	—	—	—	(11.2)	(11.2)	—	(11.2)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(4.6)	—	(4.6)	—	(4.6)
Balance at June 30, 2018	82.0	$636.2	132.0	$2,082.4	$506.2	$(23.5)	$3,201.3	$1.4	$3,202.7
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Operating Activities:
Net loss	$(58.4)	$(11.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40.1	40.3
Amortization of films and television programs and program rights	436.6	385.5
Interest on dissenting shareholders' liability	—	15.9
Amortization of debt financing costs	4.0	2.9
Non-cash share-based compensation	9.6	15.1
Other non-cash items	8.3	3.7
Equity interests loss	7.9	6.2
Loss (gain) on investments	(0.1)	0.9
Deferred income taxes (benefit)	0.2	(13.0)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	4.1	126.3
Investment in films and television programs and program rights, net	(364.5)	(358.0)
Accounts payable and accrued liabilities	3.0	(70.2)
Participations and residuals	(21.9)	(29.4)
Film obligations	(34.8)	(11.3)
Deferred revenue	3.2	9.8
Net Cash Flows Provided By Operating Activities	37.3	113.3
Investing Activities:
Investment in equity method investees	(0.9)	(2.8)
Business acquisitions, net of cash acquired of $5.5 (see Note 2)	—	(77.3)
Increase in loans receivable	—	(4.0)
Capital expenditures	(8.6)	(9.2)
Net Cash Flows Used In Investing Activities	(9.5)	(93.3)
Financing Activities:
Debt - borrowings	115.0	2,069.5
Debt - repayments	(128.2)	(2,139.7)
Production loans - borrowings	29.9	100.1
Production loans - repayments	(34.6)	(90.7)
Dividends paid	—	(19.0)
Distributions to noncontrolling interest	(0.3)	(0.8)
Exercise of stock options	0.5	2.2
Tax withholding required on equity awards	(0.3)	(2.5)
Net Cash Flows Used In Financing Activities	(18.0)	(80.9)
Net Change In Cash, Cash Equivalents and Restricted Cash	9.8	(60.9)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	1.9	(1.6)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	184.3	378.1
Cash, Cash Equivalents and Restricted Cash - End Of Period	$196.0	$315.6

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. The balance sheet at March 31, 2019 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2020
Accounting for Leases: In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard on April 1, 2019 utilizing the modified retrospective approach, and therefore, results for reporting periods beginning after April 1, 2019 are presented under the new guidance, while prior periods have not been adjusted. Additionally, the Company elected to apply practical expedients allowing it to not reassess (1) whether any expired or existing contracts previously assessed as not containing leases are, or contain, leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of the new guidance, the Company recognized lease liabilities on the Company's consolidated balance sheet for its operating leases of approximately $187.2 million, with a corresponding right-of-use assets balance of $157.4 million, net of existing lease incentives of $29.8 million which were previously classified in accounts payable and accrued liabilities and other liabilities, with no material impact on its consolidated statement of operations. See Note 6 for further information regarding the impact of the adoption of the new guidance on accounting for leases on the Company's financial statements.
Accounting Guidance Not Yet Adopted

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

Improvements to Accounting for Costs of Films and License Agreements for Program Materials: In March 2019, the FASB issued guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. Accordingly, the capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. In addition, under the new guidance, a company will need to determine at the outset of production whether a film or television program is primarily monetized on its own or within a film group. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. In addition, under previous guidance, film and television programs accounted for under the broadcasting accounting standard were carried on the balance sheet at the lower of cost or net realizable value. The new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impairment would be measured as the difference between the carrying value of the film group and its fair value rather than its net realizable value. This guidance requires that an entity provide new disclosures about content that is either produced or licensed, and classify cash flows for licensed content as cash flows from operating activities in the statement of cash flows. This guidance is effective for the Company's fiscal year beginning April 1, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Financial Instruments - Credit Losses: In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, from the incurred loss methodology under current U.S. GAAP to a new, forward-looking current expected credit loss model that would generally result in the earlier recognition of credit losses. This guidance is effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems.

2. Acquisitions

3 Arts Entertainment

On May 29, 2018, the Company purchased a 51% membership interest in 3 Arts Entertainment LLC, a talent management and television/film production company. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting common shares at closing, and 17.5% was paid in the Company's Class B non-voting common shares on the one-year anniversary of closing. The number of shares issued was determined by dividing the dollar value of the portion of the purchase price to be paid by the daily weighted average closing price of the Company's Class B non-voting common shares on the New York Stock Exchange for the twenty (20) consecutive trading days immediately preceding the closing date. A portion of the purchase price, up to $38.3 million, may be recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and is being amortized in general and administrative expenses over a five-year period.

The acquisition was accounted for as a purchase, with the results of operations of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on the purchase price allocation, $92.7 million was allocated to goodwill, $47.0 million was allocated to the fair value of finite-lived intangible assets and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 9). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years.

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

3. Investment in Films and Television Programs and Program Rights

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$459.6	$376.7
Acquired libraries, net of accumulated amortization	1.8	1.8
Completed and not released	18.8	80.6
In progress	173.8	250.4
In development	47.3	45.0
	701.3	754.5
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	193.8	186.1
In progress	277.4	295.6
In development	19.4	17.6
	490.6	499.3
Media Networks Segment
Released program rights, net of accumulated amortization	613.7	591.0
In progress	67.4	106.8
In development	44.1	56.2
	725.2	754.0

Intersegment eliminations	(23.3)	(40.1)

Investment in films and television programs and program rights, net	1,893.8	1,967.7
Less current portion of program rights	(274.3)	(295.7)
Non-current portion	$1,619.5	$1,672.0

During the three months ended June 30, 2019 and 2018, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three months ended June 30, 2019, the Company recorded $1.6 million of fair value film write-downs (2018 - $4.5 million).

4. Investments
The Company's investments consisted of the following:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Investments in equity method investees	$26.8	$24.5
Other investments	1.8	1.7
	$28.6	$26.2

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 12% to 49%. These investments include:
STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa.
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
Summarized Financial Information. Summarized financial information for the Company's equity method investees owned at June 30, 2019 and March 31, 2019, respectively, is set forth below:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Current assets	$120.2	$189.8
Non-current assets	$66.0	$55.7
Current liabilities	$139.7	$167.8
Non-current liabilities	$51.3	$46.7

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Revenues	$25.9	$22.7
Gross profit	$10.1	$4.3
Net loss	$(16.9)	$(18.7)

Pop. Pop was the Company's joint venture with CBS. On March 15, 2019, the Company sold its 50.0% interest in Pop to CBS. Prior to the sale of its interest in Pop, the Company had accounted for such interest as an equity method investment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:

The following table presents the summarized statements of operations for the three months ended June 30, 2018 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

Three Months Ended
June 30,
2018

Revenues	$25.6
Expenses:
Cost of services	13.1
Selling, marketing, and general and administration	11.9
Depreciation and amortization	2.0
Operating loss	(1.4)
Interest expense, net	0.5
Accretion of redeemable preferred stock units(1)	21.7
Total interest expense, net	22.2
Net loss	$(23.6)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(23.6)
Ownership interest in Pop	50%
The Company's share of net loss	(11.8)
Accretion of dividend and interest income on redeemable preferred stock units(1)	10.9
Elimination of the Company's share of profits on licensing sales to Pop	—
Realization of the Company’s share of profits on licensing sales to Pop	0.1
Total equity interest loss recorded	$(0.8)
 ___________________

(1)
Accretion of mandatorily redeemable preferred stock units represents Pop's 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units previously held by the Company and the other interest holder. The Company recorded its share of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest loss.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A(1)	740.6	750.0
Term Loan B(1)	1,104.4	1,107.5
5.875% Senior Notes	520.0	520.0
6.375% Senior Notes	550.0	550.0
Total corporate debt	2,915.0	2,927.5
Finance lease obligations	44.7	45.4
Total debt	2,959.7	2,972.9
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(64.7)	(68.5)
Total debt, net	2,895.0	2,904.4
Less current portion	(57.4)	(53.6)
Non-current portion of debt	$2,837.6	$2,850.8

_____________________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate corporate debt, as of June 30, 2019, the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.7 billion notional amount, which as of June 30, 2019 converts the effective rate on our LIBOR-based corporate debt to 4.882% (see Note 17 for further information).

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at June 30, 2019 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2019. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Amended Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: Initially bore interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 4.15% as of June 30, 2019, before the impact of interest rate swaps).

•
Term Loan B: As of March 22, 2018, pursuant to the Amended Credit Agreement, the Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.65% as of June 30, 2019, before the impact of interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Required Principal Payments:

•
Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021 through December 31, 2022, with the balance payable at maturity.

•	Term Loan B: Quarterly principal payments at a quarterly rate of 0.25%, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2019, the Company was in compliance with all applicable covenants.
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

(i)
Prior to November 1, 2019, the 5.875% Senior Notes are redeemable by the Company under certain circumstances (as defined in the indenture governing the 5.875% Senior Notes), in whole at any time or in part from time to time, at a price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the indenture governing the 5.875% Senior Notes). The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at November 1, 2019 (see below) of the notes redeemed plus interest through November 1, 2019 (discounted at the treasury rate on the redemption date plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.

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

(i)
Prior to February 1, 2021, the 6.375% Senior Notes are redeemable by the Company under certain circumstances (as defined in the indenture governing the 6.375% Senior Notes), in whole at any time, or in part

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time, at a price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium (as defined in the indenture governing the 6.375% Senior Notes). The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at February 1, 2021 (see below) of the notes redeemed plus interest through February 1, 2021 (discounted at the treasury rate on the redemption date plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.

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

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2019, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the 5.875% Senior Notes and 6.375% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.875% Senior Notes and 6.375% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
Capacity to Pay Dividends
At June 30, 2019, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $58.4 million and retained earnings of $149.2 million were deemed free of restrictions at June 30, 2019.

Interest Expense
The table below sets forth the composition of the Company’s interest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Interest expense
Cash interest	$45.2	$32.5
Amortization of debt financing costs	3.8	2.9
	49.0	35.4
Interest on dissenting shareholders' liability(1)	—	15.9
Total interest expense	$49.0	$51.3
___________________

(1)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company also has finance leases for a satellite transponder and the Starz commercial building. The Company's leases have remaining lease terms of up to approximately 10 years, and the Starz commercial building lease includes four successive five-year renewal periods at the Company's option. Most leases are not cancelable prior to their expiration. The expected term of the lease used for computing the lease liability and right-of-use ("ROU") asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company determines if an arrangement is a lease at its inception.
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in the "Other assets - non-current" line item in the Company's unaudited condensed consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the “Accounts payable and accrued liabilities” and “Other liabilities - non-current” line items in the Company's June 30, 2019 unaudited condensed consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's unaudited condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's June 30, 2019 unaudited condensed consolidated balance sheet. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term.
The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
Variable lease payments that are based on an index or rate are included in the measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.
The components of lease cost were as follows:

Three Months Ended
June 30,
2019
(Amounts in millions)
Operating lease cost(1)	$8.4

Finance lease cost
Amortization of right-of-use assets	0.8
Interest on lease liabilities	0.9
Total finance lease cost	1.7

Short-term lease cost(1)(2)	30.2
Total lease cost	$40.3
___________________

(1)	Amounts include costs capitalized during the period for leased assets used in the production of film and television programs.

(2)	Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases was as follows:

Three Months Ended
June 30,
2019
(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.0
Financing cash flows from financing leases	0.7

Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet	June 30, 2019
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$151.5

Lease liabilities (current)	Accounts payable and accrued liabilities	$29.0
Lease liabilities (non-current)	Other liabilities - non-current	150.9
		$179.9
Finance Leases
Right-of-use assets	Property and equipment, net	$49.5

Lease liabilities (current)	Debt - short-term portion	$3.0
Lease liabilities (non-current)	Debt - non-current	41.7
		$44.7

June 30, 2019
Weighted average remaining lease term (in years):
Operating leases	6.7
Finance leases	21.9

Weighted average discount rate:
Operating leases	4.11%
Finance leases	6.42%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future payments relating to the Company's operating and finance lease liabilities at June 30, 2019 are as follows:

	Operating Leases	Finance Leases
	(Amounts in millions)
Nine months ending March 31, 2020	$26.9	$4.8
Year ending March 31,
2021	35.2	6.2
2022	32.5	3.9
2023	32.1	3.9
2024	20.1	3.9
Thereafter	60.2	73.5
Total lease payments	207.0	96.2
Less imputed interest	(27.1)	(51.5)
Total	$179.9	$44.7

7. Film Obligations and Production Loans

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Film obligations	$234.4	$270.3
Production loans	381.4	386.4
Total film obligations and production loans	615.8	656.7
Unamortized debt issuance costs	(0.9)	(1.0)
Total film obligations and production loans, net	614.9	655.7
Less current portion	(469.3)	(512.6)
Total non-current film obligations and production loans	$145.6	$143.1

Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur interest at rates ranging from 4.42% to 5.14%.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2019 and March 31, 2019:

	June 30, 2019			March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$1.3	$—	$1.3	$1.2	$—	$1.2
Forward exchange contracts (see Note 17)	—	1.4	1.4	—	1.5	1.5

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.5)	(0.5)	—	(0.6)	(0.6)
Interest rate swaps (see Note 17)	—	(109.5)	(109.5)	—	(63.6)	(63.6)
	$1.3	$(108.6)	$(107.3)	$1.2	$(62.7)	$(61.5)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at June 30, 2019 and March 31, 2019:

	June 30, 2019		March 31, 2019
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(2):
Term Loan A	$725.0	$732.3	$733.3	$742.5
Term Loan B	1,088.7	1,094.7	1,091.2	1,088.1
5.875% Senior Notes	503.4	533.0	502.8	534.3
6.375% Senior Notes	542.0	574.8	541.4	576.1
Production loans	380.5	381.4	385.4	386.4

________________

(1)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at June 30, 2019 and March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Beginning balance	$127.6	$101.8
Initial fair value of redeemable noncontrolling interest of 3 Arts Entertainment	—	15.8
Net loss attributable to redeemable noncontrolling interests	(4.5)	(2.5)
Noncontrolling interests discount accretion	6.4	3.0
Adjustments to redemption value	5.5	4.6
Cash distributions	(0.1)	(0.8)
Ending balance	$134.9	$121.9

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

10. Revenue

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$121.8	$50.3
Home Entertainment
Digital Media	83.3	86.2
Packaged Media	56.4	76.5
Total Home Entertainment	139.7	162.7
Television	64.8	61.8
International	67.4	67.3
Other	4.1	23.2
Total Motion Picture revenues	397.8	365.3

Television Production
Television	196.8	217.7
International	56.7	37.0
Home Entertainment
Digital Media	5.9	16.3
Packaged Media	1.4	1.8
Total Home Entertainment	7.3	18.1
Other	19.0	6.6
Total Television Production revenues	279.8	279.4

Media Networks - Programming Revenues
Domestic(1)	369.3	354.8
International	3.1	0.1
	372.4	354.9

Intersegment eliminations	(86.4)	(66.9)
Total revenues	$963.6	$932.7

___________________

(1)	Media Networks domestic revenues include revenue from the Company's Streaming Services product line of $6.4 million and $3.7 million, in the three months ended June 30, 2019 and 2018, respectively.
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2019 are as follows:

	Rest of Year Ending March 31, 2020	Year Ending March 31,
		2021	2022	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,377.8	$126.2	$66.3	$121.6	$1,691.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $64.9 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2019, respectively, from performance obligations satisfied prior to March 31, 2019. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At June 30, 2019 and March 31, 2019 accounts receivable, contract assets and deferred revenue are as follows:

	June 30, 2019	March 31, 2019	Addition (Reduction)
	(Amounts in millions)
Accounts receivable, net - current	$710.6	$647.2	$63.4
Accounts receivable, net - non-current(1)	232.6	176.1	56.5
Contract asset - current(2)	17.4	97.3	(79.9)
Contract asset - non-current(3)	13.2	72.1	(58.9)
Deferred revenue - current	144.8	146.5	(1.7)
Deferred revenue - non-current	67.6	62.8	4.8
__________________

(1)	Included in accounts receivable within non-current other assets in the unaudited condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other within other current assets in the unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other within non-current other assets in the unaudited condensed consolidated balance sheets.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $67.3 million were recognized during the three months ended June 30, 2019, related to the balance of deferred revenue at March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(54.0)	$(7.9)
Denominator:
Weighted average common shares outstanding	216.1	211.8
Basic and diluted net loss per common share	$(0.25)	$(0.04)

As a result of the net loss in the three months ended June 30, 2019 and 2018, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for three months ended June 30, 2019 totaled 3.6 million (2018 - 7.9 million).
Additionally, for the three months ended June 30, 2019 and 2018, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	29.3	18.6
Restricted share units	1.4	0.6
Other issuable shares	2.1	1.1
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	32.8	20.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2019 and March 31, 2019. The table below outlines common shares reserved for future issuance:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	35.6	34.6
Restricted stock and restricted share units — unvested	2.5	2.0
Common shares available for future issuance	7.0	6.7
Shares reserved for future issuance	45.1	43.3

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2019, and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Compensation Expense:
Stock options	$3.6	$6.8
Restricted share units and other share-based compensation	4.8	6.7
Share appreciation rights	0.8	1.6
	9.2	15.1
Impact of accelerated vesting on equity awards(1)	0.3	—
Total share-based compensation expense	$9.5	$15.1

Tax impact(2)	(2.1)	(3.7)
Reduction in net income	$7.4	$11.4

___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.1	$0.2
Distribution and marketing	0.1	—
General and administration	9.0	14.9
Restructuring and other	0.3	—
	$9.5	$15.1

The following table sets forth the stock option, equity-settled SARs, cash-settled SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2019:

	Stock Options, Equity-settled and Cash-settled SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at March 31, 2019	8.4	$26.70	26.2		$20.72	0.1		$25.68	1.9	$24.24
Granted	—	$0.00	2.2	(2)	$14.84	—		$0.00	0.8	$14.56
Options exercised or restricted stock or RSUs vested	—	$0.00	(0.1)		$10.50	—	(1)	$28.40	(0.1)	$24.46
Forfeited or expired	(0.4)	$27.33	(0.7)		$25.13	—	(1)	$18.90	(0.1)	$25.99
Outstanding at June 30, 2019	8.0	$26.67	27.6		$20.16	—	(1)	$24.34	2.5	$21.25

__________________

(1)	Represents less than 0.1 million shares.

(2)
During the three months ended June 30, 2019, the Company granted 2.0 million cash-settled share-appreciation rights ("CSARs"). The CSARs are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).

(c) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz merger (December 8, 2016), Lionsgate agreed to issue to the customer three $16.67 million annual installments of equity (or cash at the Company's election). The total value of the contract of $50 million is being amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019. During the year ended March 31, 2019, Lionsgate issued to the customer 0.4 million Class A voting shares valued at $8.3 million and 0.5 million Class B voting shares valued at $8.3 million (2018 - 0.3 million Class A voting shares valued at $8.3 million and 0.3 million Class B non-voting shares valued at $8.3 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Income Taxes
For the quarters ended June 30, 2019 and 2018, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2020 and 2019, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit (provision) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and changes in the valuation allowance against the Company's deferred tax assets.
The Company's income tax benefit (provision) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the Tax Cuts and Jobs Act (the "Tax Act"), changes in valuation allowances against its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$3.8	$0.8
Accelerated vesting on equity awards (see Note 12)	0.3	—
Total severance costs	4.1	0.8
Transaction and related costs(2)	1.5	9.7
	$5.6	$10.5
_______________________

(1)
Severance costs in the three months ended June 30, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives. As of June 30, 2019, the remaining severance liability was approximately $12.7 million, which is expected to be paid in the next 12 months.

(2)
Transaction and related costs in the three months ended June 30, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In the three months ended June 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and the acquisition of 3 Arts Entertainment.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Severance liability
Beginning balance	$21.2	$14.7
Accruals	3.8	0.8
Severance payments	(12.3)	(7.2)
Ending balance	$12.7	$8.3

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Segment revenues
Motion Picture	$397.8	$365.3
Television Production	279.8	279.4
Media Networks	372.4	354.9
Intersegment eliminations	(86.4)	(66.9)
	$963.6	$932.7
Intersegment revenues
Motion Picture	$4.4	$2.1
Television Production	81.4	64.8
Media Networks	0.6	—
	$86.4	$66.9
Gross contribution
Motion Picture	$32.9	$78.5
Television Production	34.7	26.0
Media Networks	80.9	114.1
Intersegment eliminations	(1.7)	(11.2)
	$146.8	$207.4
Segment general and administration
Motion Picture	$25.3	$26.9
Television Production	9.7	10.4
Media Networks	20.3	25.6
	$55.3	$62.9
Segment profit
Motion Picture	$7.6	$51.6
Television Production	25.0	15.6
Media Networks	60.6	88.5
Intersegment eliminations	(1.7)	(11.2)
	$91.5	$144.5

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of management changes and associated changes in strategy, when applicable, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses.

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Company’s total segment profit	$91.5	$144.5
Corporate general and administrative expenses	(24.2)	(27.6)
Adjusted depreciation and amortization(1)	(10.7)	(10.3)
Restructuring and other(2)	(5.6)	(10.5)
Adjusted share-based compensation expense(3)	(9.2)	(15.1)
Purchase accounting and related adjustments(4)	(45.0)	(42.8)
Operating income (loss)	(3.2)	38.2
Interest expense	(49.0)	(51.3)
Interest and other income	2.8	3.0
Other expense	(2.3)	—
Gain (loss) on investments	0.1	(0.9)
Equity interests loss	(7.9)	(6.2)
Loss before income taxes	$(59.5)	$(17.2)
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

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Depreciation and amortization	$40.1	$40.3
Less: Amount included in purchase accounting and related adjustments	(29.4)	(30.0)
Adjusted depreciation and amortization	$10.7	$10.3

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Total share-based compensation expense	$9.5	$15.1
Less:
Amount included in restructuring and other(i)	(0.3)	—
Adjusted share-based compensation	$9.2	$15.1

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$1.5	$8.0
General and administrative expense	14.1	4.8
Depreciation and amortization	29.4	30.0
	$45.0	$42.8

See Note 10 for revenues by media or product line as broken down by segment for the three months ended June 30, 2019 and 2018.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$55.3	$62.9
Corporate general and administrative expenses	24.2	27.6
Share-based compensation expense included in general and administrative expense	9.0	14.9
Purchase accounting and related adjustments	14.1	4.8
	$102.6	$110.2

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Assets
Motion Picture	$1,648.4	$1,694.5
Television Production	1,593.2	1,394.2
Media Networks	4,712.2	4,850.3
Other unallocated assets(1)	483.5	469.9
	$8,437.3	$8,408.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

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

Insurance Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Fiduciary Litigation"). On August 22, 2018, the parties to the Fiduciary Litigation reached an agreement in principle providing for the settlement of the Fiduciary Litigation on the terms and conditions set forth in an executed term sheet. On October 9, 2018, the parties to the Litigation executed a stipulation of settlement, which was filed with the court (the "Stipulation"). The Stipulation provided for, among other things, the final dismissal of the Fiduciary Litigation in exchange for a settlement payment made in the amount of $92.5 million, of which $37.8 million was reimbursed by insurance. The Fiduciary Litigation settlement was approved by the Court of Chancery of the State of Delaware and the settlement amount and insurance reimbursement discussed above were paid during the quarter ended December 31, 2018. The Company is continuing to seek additional insurance reimbursement, including pursuant to a lawsuit submitted by the Company on November 7, 2018 against certain insurers.

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
As of June 30, 2019, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 9 months from June 30, 2019):

June 30, 2019
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.0	in exchange for	$7.2	£0.69
Canadian Dollar	C$21.1	in exchange for	$16.5	C$1.28
Australian Dollar	A$3.5	in exchange for	$2.8	A$1.25
Mexican Peso	$109.7	in exchange for	$5.7	$19.27

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

As of June 30, 2019 and March 31, 2019, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.7 billion and $1.7 billion, respectively.

The major terms of the Company's interest rate swap agreements as of June 30, 2019 are as follows (all related to the Company's LIBOR-based debt, see Note 5):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025

The following table presents the effect, net of tax, of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$—
Gain reclassified from accumulated other comprehensive income (loss) into direct operating expense	$1.1	$—

Interest rate swap agreements
Loss recognized in accumulated other comprehensive income (loss)	$(45.9)	$(6.8)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1.8)	(0.9)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$—	$(0.7)

Total direct operating expense on consolidated statements of operations	$568.0	$530.0
Total interest expense on consolidated statements of operations(1)	$49.0	$35.4
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.
The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). As of June 30, 2019 and March 31, 2019, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

	June 30, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.4	$0.5	$—
Interest rate swap agreements	—	—	109.5
Fair value of derivatives	$1.4	$0.5	$109.5

	March 31, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$0.6	$—
Interest rate swap agreements	—	—	63.6
Fair value of derivatives	$1.5	$0.6	63.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2019, based on the current release schedule, the Company estimates less than $0.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending June 30, 2020.
As of June 30, 2019, the Company estimates approximately $17.3 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2020.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$68.3	$150.6
Product inventory	18.6	19.9
Tax credits receivable	91.7	96.7
	$178.6	$267.2
Other non-current assets
Prepaid expenses and other	$43.8	$109.2
Accounts receivable	232.6	176.1
Tax credits receivable	173.0	150.8
Operating lease right-of-use assets	151.5	—
	$600.9	$436.1

Accounts Receivable Monetization

The Company has entered into agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. Upon transfer of the receivables, the Company receives cash proceeds from the third-party purchaser, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, and classifies the proceeds as cash flows from operating activities in the statement of cash flows. During the three months ended June 30, 2019, the Company monetized trade accounts receivable with a carrying value of $374.5 million with third-party purchasers, which were derecognized from the Company's unaudited condensed consolidated balance sheet, in exchange for net cash proceeds of $372.2 million. The amount of proceeds received is based on the present value of the timing of the payment of the underlying trade accounts receivable transferred discounted at an average rate which is lower than the Company’s average borrowing rate under its revolving credit facility. The Company recorded a loss of $2.3 million, which is included in the "other expense" line item on the unaudited condensed consolidated statement of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2019. At June 30, 2019, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, was $394.0 million (March 31, 2019 - $350.6 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2019	$(18.2)	$(62.1)	$(80.3)
Other comprehensive loss	0.9	(45.9)	(45.0)
June 30, 2019	$(17.3)	$(108.0)	$(125.3)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of June 30, 2019 or March 31, 2019.

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing activities is presented below:

	Three Months Ended June 30,
	2019	2018
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions (see Note 2)	$28.1	$83.7

Non-cash financing activities:
Accrued dividends	$—	$19.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “Lions Gate,” “we,” “us” or “our”) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. In addition to our filmed entertainment leadership, Lionsgate content drives a growing presence in interactive and location-based entertainment, video games, esports and other new entertainment technologies. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2019 and 2018.
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

Television Production
Our Television Production segment includes revenues derived from the following.

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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note

1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 23, 2019.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs, whether released or unreleased, is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we employ a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue as discussed above, and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (as defined in Note 8 to our unaudited condensed consolidated financial statements). Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions or license period. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
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
Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. When we license intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), our performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to us under these arrangements are generally not reported to us until after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods.
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
Media Networks revenues may be based on a fixed fee, subject to nominal annual escalations, or a variable fee (i.e., a fee based on number of subscribers who receive our networks or other factors). Media Networks programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. The variable distribution fee arrangements represent sales or usage based royalties and are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Payments to distributors for marketing support costs for which Starz receives a discrete benefit are recorded as distribution and marketing costs.
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.8 million on our total revenue in the three months ended June 30, 2019 (2018 - $1.1 million).
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction by jurisdiction basis; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of June 30, 2019, we have a valuation allowance of $413.3 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

Our quarterly income tax benefit (provision) and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, except in circumstances as described in the following paragraph, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax benefit (provision) in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax benefit (provision) during the quarter in which the change in estimate occurs so that the year-to-date income tax benefit (provision) reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended June 30, 2019 and 2018, we calculate the income tax benefit (provision) using the cut-off method.
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
Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income (loss), mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances against our deferred tax assets, tax planning strategies available to us, and other discrete items.
Goodwill. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2019 and March 31, 2019, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and each of our Television (goodwill of $309 million) and talent management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Management will continue to monitor all of its reporting units for changes in the business environment that could impact recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
During the three months ended June 30, 2019, there were no events or circumstances that have changed that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$397.8	$365.3	$32.5	8.9%
Television Production	279.8	279.4	0.4	0.1%
Media Networks	372.4	354.9	17.5	4.9%
Intersegment eliminations	(86.4)	(66.9)	(19.5)	29.1%
Total revenues	963.6	932.7	30.9	3.3%
Expenses:
Direct operating	568.0	530.0	38.0	7.2%
Distribution and marketing	250.5	203.5	47.0	23.1%
General and administration	102.6	110.2	(7.6)	(6.9)%
Depreciation and amortization	40.1	40.3	(0.2)	(0.5)%
Restructuring and other	5.6	10.5	(4.9)	(46.7)%
Total expenses	966.8	894.5	72.3	8.1%
Operating income (loss)	(3.2)	38.2	(41.4)	(108.4)%
Interest expense	(49.0)	(51.3)	2.3	(4.5)%
Interest and other income	2.8	3.0	(0.2)	(6.7)%
Other expense	(2.3)	—	(2.3)	n/a
Gain (loss) on investments	0.1	(0.9)	1.0	(111.1)%
Equity interests loss	(7.9)	(6.2)	(1.7)	27.4%
Loss before income taxes	(59.5)	(17.2)	(42.3)	245.9%
Income tax benefit	1.1	5.8	(4.7)	(81.0)%
Net loss	(58.4)	(11.4)	(47.0)	412.3%
Less: Net loss attributable to noncontrolling interest	4.4	3.5	0.9	25.7%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(54.0)	$(7.9)	$(46.1)	583.5%

Revenues. Consolidated revenues increased in the three months ended June 30, 2019, due to an increase in Motion Picture revenues, and to a lesser extent, Media Networks revenues, partially offset by higher intersegment eliminations principally related to higher intersegment revenues in the Television Production segment. The increase in Motion Picture revenue was primarily due to a greater number of Feature Films released in the current quarter as compared to the prior year's quarter, and the successful performance of John Wick: Chapter 3 - Parabellum. The increase in Media Networks revenue was primarily driven by higher average OTT subscriptions at Starz Networks. Television Production revenue was consistent with the prior year's quarter, and was driven by increased intersegment international revenue and other revenue, mostly offset by lower domestic television and home entertainment revenue. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019		2018		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$219.4	55.2%	$184.0	50.4%	$35.4	19.2%
Television Production	237.1	84.7	244.7	87.6	(7.6)	(3.1)%
Media Networks	194.6	52.3	148.8	41.9	45.8	30.8%
Other	1.6	nm	8.2	nm	(6.6)	(80.5)%
Intersegment eliminations	(84.7)	nm	(55.7)	nm	(29.0)	52.1%
	$568.0	58.9%	$530.0	56.8%	$38.0	7.2%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended June 30, 2019, primarily due to increased Media Networks direct operating expense from STARZPLAY International and, to a lesser extent, increased direct operating expense at Starz Networks. In addition, Motion Picture direct operating expense increased due to increased Motion Picture revenue. These increases were partially offset by higher intersegment eliminations. See further discussion in the Segment Results of Operations section below.
Other primarily consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$145.5	$102.8	$42.7	41.5%
Television Production	8.0	8.7	(0.7)	(8.0)%
Media Networks	96.9	92.0	4.9	5.3%
Other	0.1	—	0.1	n/a
	$250.5	$203.5	$47.0	23.1%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$102.0	$51.5	$50.5	98.1%

Distribution and Marketing expenses increased in the three months ended June 30, 2019, due to increased Motion Picture theatrical P&A and to a lesser extent, increased Media Networks distribution and marketing expense attributable to STARZPLAY International, which were partially offset by lower Motion Picture home entertainment distribution and marketing expenses. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,				Increase (Decrease)
	2019	% of Revenues	2018	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$25.3		$26.9		$(1.6)	(5.9)%
Television Production	9.7		10.4		(0.7)	(6.7)%
Media Networks	20.3		25.6		(5.3)	(20.7)%
Corporate	24.2		27.6		(3.4)	(12.3)%
	79.5	8.3%	90.5	9.7%	(11.0)	(12.2)%
Share-based compensation expense	9.0		14.9		(5.9)	(39.6)%
Purchase accounting and related adjustments	14.1		4.8		9.3	nm
Total general and administrative expenses	$102.6	10.6%	$110.2	11.8%	$(7.6)	(6.9)%
_______________________
nm - Percentage not meaningful.
General and administrative expenses decreased in the three months ended June 30, 2019, resulting from lower share-based compensation expense and decreases in Media Networks, Corporate, Motion Picture and Television Production general and administrative expenses, partially offset by increased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $3.4 million, or 12.3%, primarily due to decreases in salaries and related expenses and professional fees.
The decrease in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 is primarily due to lower fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$9.0	$14.9
Restructuring and other(1)	0.3	—
Direct operating expense	0.1	0.2
Distribution and marketing expense	0.1	—
Total share-based compensation expense	$9.5	$15.1
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

Depreciation and Amortization Expense. Depreciation and amortization of $40.1 million for the three months ended June 30, 2019 was comparable to $40.3 million in the three months ended June 30, 2018.
Restructuring and Other. Restructuring and other decreased $4.9 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2019 and 2018 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$3.8	$0.8	$3.0	375.0%
Accelerated vesting on equity awards (see Note 11)	0.3	—	0.3	n/a
Total severance costs	4.1	0.8	3.3	412.5%
Transaction and related costs(2)	1.5	9.7	(8.2)	(84.5)%
	$5.6	$10.5	$(4.9)	(46.7)%
_______________________

(1)	Severance costs in the three months ended June 30, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the three months ended June 30, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In the three months ended June 30, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and the acquisition of 3 Arts Entertainment.

Interest Expense. Interest expense of $49.0 million in the three months ended June 30, 2019 decreased $2.3 million from the three months ended June 30, 2018. The following table sets forth the components of interest expense for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$1.7	$0.9
Term loans	21.5	20.1
5.875% Senior Notes	7.6	7.6
6.375% Senior Notes	8.7	—
Other(1)	5.7	3.9
	45.2	32.5
Amortization of debt discount and financing costs	3.8	2.9
	49.0	35.4
Interest on dissenting shareholders' liability(2)	—	15.9
Total interest expense	$49.0	$51.3
 ______________________

(1)	Amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger.
Other Expense. Other expense of $2.3 million for the three months ended June 30, 2019 represented the loss recorded related to our monetization of accounts receivable to third-party purchasers (see Note 18 to our unaudited condensed consolidated financial statements). There was no comparable charge in the three months ended June 30, 2018.
Gain (Loss) on Investments. Gain on investments of $0.1 million for the three months ended June 30, 2019 compared to loss on investments of $0.9 million for the three months ended June 30, 2018, and represents unrealized gains (losses) recorded for the change in fair value of our investment in available-for-sale equity securities measured at fair value.
Equity Interests Loss. Equity interests loss of $7.9 million in the three months ended June 30, 2019 compared to equity interests loss of $6.2 million in the three months ended June 30, 2018.

Income Tax Benefit. We had an income tax benefit of $1.1 million in the three months ended June 30, 2019, compared to an income tax benefit of $5.8 million in the three months ended June 30, 2018. Our income tax benefit differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate and changes in the valuation allowance against our deferred tax assets. Our income tax benefit for the three months ended June 30, 2018 was also impacted by the tax deductions generated by our capital structure, which included certain foreign affiliate dividends in our Canadian jurisdiction that could be received without being subject to tax under Canadian tax law, as well as certain minimum taxes imposed by the Tax Act.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2019 was $54.0 million, or basic and diluted net loss per common share of $0.25 on 216.1 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended June 30, 2018 of $7.9 million, or basic and diluted net loss per common share of $0.04 on 211.8 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of management changes and associated strategy, when applicable, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated loss before income taxes is presented in Note 15 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$397.8	$365.3	$32.5	8.9%
Expenses:
Direct operating expense	219.4	184.0	35.4	19.2%
Distribution & marketing expense	145.5	102.8	42.7	41.5%
Gross contribution	32.9	78.5	(45.6)	(58.1)%
General and administrative expenses	25.3	26.9	(1.6)	(5.9)%
Segment profit	$7.6	$51.6	$(44.0)	(85.3)%

U.S. theatrical P&A expense included in distribution and marketing expense	$102.0	$51.5	$50.5	98.1%

Direct operating expense as a percentage of revenue	55.2%	50.4%

Gross contribution as a percentage of revenue	8.3%	21.5%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018			Total Increase (Decrease)
	Feature Film(1)	Other Than Feature Film(2)	Total	Feature Film(1)	Other Than Feature Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$108.5	$13.3	$121.8	$20.2	$30.1	$50.3	$71.5
Home Entertainment
Digital Media	45.5	37.8	83.3	38.4	47.8	86.2	(2.9)
Packaged Media	28.3	28.1	56.4	29.4	47.1	76.5	(20.1)
Total Home Entertainment	73.8	65.9	139.7	67.8	94.9	162.7	(23.0)
Television	47.8	17.0	64.8	56.6	5.2	61.8	3.0
International	51.8	15.6	67.4	48.8	18.5	67.3	0.1
Other	4.1	—	4.1	21.8	1.4	23.2	(19.1)
	$286.0	$111.8	$397.8	$215.2	$150.1	$365.3	$32.5
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

Theatrical revenue increased $71.5 million, or 142.1%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, driven by a greater number of Feature Films released in the current quarter as compared to the prior year's quarter, and the successful performance of John Wick: Chapter 3 - Parabellum. In addition, the prior year's quarter was impacted by the timing of the films released (i.e., Uncle Drew released on June 29, 2018).

Home entertainment revenue decreased $23.0 million, or 14.1%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily driven by lower packaged media revenue from Other Than Feature Film product categories, which included significant revenues from the home entertainment release of I Can Only Imagine in the prior year's quarter.
Other revenue decreased $19.1 million, or 82.3%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to Feature Film revenues from an other ancillary market licensing arrangement in the prior year's quarter.

Direct Operating Expense. The increase in direct operating expenses is due to the increase in Motion Picture revenues. The increase in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the higher amortization rate of the Fiscal 2020 & Fiscal 2019 Theatrical Slate in the current quarter as compared to the Fiscal 2019 & Fiscal 2018 Theatrical Slates in the prior year's quarter. Investment in film write-downs were approximately $1.6 million in the three months ended June 30, 2019, as compared to approximately $4.5 million in the three months ended June 30, 2018.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended June 30, 2019 is primarily due to higher theatrical P&A driven by a greater number of Feature Films released in the current quarter as compared to the prior year's quarter. In the three months ended June 30, 2019, approximately $10.2 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Scary Stories to Tell in the Dark, Angel Has Fallen and Rambo: Last Blood. In the three months ended June 30, 2018, approximately $9.5 million of P&A was incurred in advance for films to be released in subsequent periods, such as The Spy Who Dumped Me and A Simple Favor.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2019 decreased as compared to the three months ended June 30, 2018, primarily due to increased Motion Picture direct operating expense and distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2019 decreased $1.6 million, or 5.9%, primarily due to decreases in salaries and related expenses and professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$279.8	$279.4	$0.4	0.1%
Expenses:
Direct operating expense	237.1	244.7	(7.6)	(3.1)%
Distribution & marketing expense	8.0	8.7	(0.7)	(8.0)%
Gross contribution	34.7	26.0	8.7	33.5%
General and administrative expenses	9.7	10.4	(0.7)	(6.7)%
Segment profit	$25.0	$15.6	$9.4	60.3%

Direct operating expense as a percentage of revenue	84.7%	87.6%

Gross contribution as a percentage of revenue	12.4%	9.3%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Television Production	(Amounts in millions)
Television	$196.8	$217.7	$(20.9)	(9.6)%
International	56.7	37.0	19.7	53.2%
Home Entertainment
Digital	5.9	16.3	(10.4)	(63.8)%
Packaged Media	1.4	1.8	(0.4)	(22.2)%
Total Home Entertainment	7.3	18.1	(10.8)	(59.7)%
Other	19.0	6.6	12.4	187.9%
	$279.8	$279.4	$0.4	0.1%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to decreased license fees from unscripted television programs in the current quarter as compared to the prior year's quarter, and to a lesser extent, decreased intersegment revenues from the licensing of Starz original series.
International revenue in the three months ended June 30, 2019 increased $19.7 million, or 53.2% as compared to the three months ended June 30, 2018, primarily due to revenue from Dear White People Season 3 and intersegment revenue from STARZPLAY International from the Starz original series Vida Season 2, The Spanish Princess Season 1, and The Rook Season 1 in the current quarter.
Home entertainment revenue in the three months ended June 30, 2019 decreased $10.8 million, or 59.7%, primarily driven by digital media revenue in the prior year's quarter for the Starz original series, The Missing Season 2 and Black Sails Season 4.
Other revenue increased in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to revenue in the current quarter from 3 Arts Entertainment, which compared to revenue in the prior year's quarter from the acquisition date of May 29, 2018 to June 30, 2018.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2019 decreased $7.6 million, or 3.1%. The decrease in direct operating expenses as a percentage of television production revenue is primarily due to the mix of titles generating revenue in the current period as compared to the prior year's quarter, and in particular, the decrease in revenue from unscripted television programs in the current quarter relative to total television production revenue.
Gross Contribution. Gross contribution and gross contribution margin of the Television Production segment for the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 primarily due to lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $0.7 million, or 6.7%, primarily due to decreases in salaries and related expenses. The three months ended June 30, 2018 included general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$372.4	$354.9	$17.5	4.9%
Expenses:
Direct operating expense	194.6	148.8	45.8	30.8%
Distribution & marketing expense	96.9	92.0	4.9	5.3%
Gross contribution	80.9	114.1	(33.2)	(29.1)%
General and administrative expenses	20.3	25.6	(5.3)	(20.7)%
Segment profit	$60.6	$88.5	$(27.9)	(31.5)%

Direct operating expense as a percentage of revenue	52.3%	41.9%

Gross contribution as a percentage of revenue	21.7%	32.1%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended				Three Months Ended
	June 30, 2019				June 30, 2018
	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$362.9	$3.1	$6.4	$372.4	$351.1	$0.1	$3.7	$354.9
Expenses:
Direct operating expense	157.1	36.6	0.9	194.6	140.0	4.8	4.0	148.8
Distribution & marketing expense	86.4	5.6	4.9	96.9	87.7	0.2	4.1	92.0
Gross contribution	119.4	(39.1)	0.6	80.9	123.4	(4.9)	(4.4)	114.1
General and administrative expenses	15.7	3.1	1.5	20.3	23.1	1.1	1.4	25.6
Segment profit	$103.7	$(42.2)	$(0.9)	$60.6	$100.3	$(6.0)	$(5.8)	$88.5

Revenue. The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZPLAY services:

	June 30,	June 30,
	2019	2018
	(Amounts in millions)
Domestic Subscribers
Subscription units - STARZ	24.4	23.8

International Subscribers
Subscription units - STARZPLAY International(1)	2.1	—
___________________

(1)
International subscription units at June 30, 2019 and 2018 does not include approximately 1.2 million and 1.0 million, subscribers, respectively, of STARZPLAY Arabia, a non-consolidated equity method investee.

The increase in Media Networks revenue was driven by higher Starz Networks' revenue of $11.8 million primarily as a result of higher average OTT subscriptions. Revenue from STARZPLAY International increased from the prior year's quarter with the launch of the STARZPLAY service in the United Kingdom, Germany, Canada, Spain and other international territories. During the three months ended June 30, 2019 and 2018, the following original series premiered on STARZ:

Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
The Spanish Princess	Howard's End
Vida Season 2	Sweetbitter Season 1
The Rook Season 1	Vida Season 1
Wrong Man Season 1
Direct Operating and Distribution and Marketing Expenses. Starz Networks' and STARZPLAY International direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the launch of the STARZPLAY international service has and will continue to result in an increase in expenses as the service expands to other international territories.
The increase in Media Networks direct operating expenses is primarily due to STARZPLAY International during the three months ended June 30, 2019, as a result of higher programming cost amortization related to the launch of STARZPLAY in the United Kingdom, Germany, Canada, Spain and other international territories. The increase was also driven by increased Starz Networks' direct operating expenses due to higher programming amortization related to our programming output movies and an increase in our development expense, slightly offset by a decrease in programming cost amortization related to our Starz Originals. These increases were partially offset by a slight decrease in Streaming Services direct operating expense.
The slight increase in Media Networks distribution and marketing expense is primarily related to STARZPLAY International.
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended June 30, 2019 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories. The decrease in gross contribution compared to the prior year's quarter was primarily due to higher negative contributions from STARZPLAY International.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended June 30, 2019 decreased slightly from the prior year's quarter, driven by a decrease in Starz Networks, offset by increased general and administrative expenses for STARZPLAY International. The decrease in Starz Networks resulted from a decrease in payroll and related costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at June 30, 2019 primarily consisted of a $1.5 billion five-year revolving credit facility entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, and the distribution and marketing of films and television programs. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method or other equity investments, quarterly cash dividends, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of businesses.

In addition, the Company has a redeemable noncontrolling interest balance of $134.9 million as of June 30, 2019 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2019, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2019, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended June 30, 2019.
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
Capacity to Pay Dividends. At June 30, 2019, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $58.4 million and retained earnings of $149.2 million were deemed free of restrictions at June 30, 2019.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $9.8 million for the three months ended June 30, 2019 and decreased by $60.9 million for the three months ended June 30, 2018, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018	Net Change
	(Amounts in millions)
Operating income (loss)	$(3.2)	$38.2	$(41.4)
Amortization of films and television programs and program rights	436.6	385.5	51.1
Non-cash share-based compensation	9.6	15.1	(5.5)
Cash interest	(45.2)	(32.5)	(12.7)
Current income tax (provision) benefit	1.3	(7.2)	8.5
Other non-cash charges included in operating activities	48.9	47.0	1.9
Cash flows from operations before changes in operating assets and liabilities	448.0	446.1	1.9

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	4.1	126.3	(122.2)
Investment in films and television programs and program rights	(364.5)	(358.0)	(6.5)
Other changes in operating assets and liabilities	(50.3)	(101.1)	50.8
Changes in operating assets and liabilities	(410.7)	(332.8)	(77.9)
Net Cash Flows Provided By Operating Activities	$37.3	$113.3	$(76.0)
Cash flows provided by operating activities for the three months ended June 30, 2019 were $37.3 million compared to cash flows provided by operating activities of $113.3 million for the three months ended June 30, 2018. The decrease in cash provided by operating activities for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is due to increased cash used from changes in operating assets and liabilities driven by lower decreases in accounts receivable and other assets and higher decreases in film obligations, partially offset by lower decreases in accounts payable and accrued liabilities. In addition, cash flows provided by operating activities for the three months ended June 30, 2019 benefited by approximately $41.1 million from the monetization of accounts receivables program (see Note 18 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Investment in equity method investees	$(0.9)	$(2.8)
Business acquisitions, net of cash acquired of $5.5	—	(77.3)
Capital expenditures	(8.6)	(9.2)
Other investing activities	—	(4.0)
Net Cash Flows Used In Investing Activities	$(9.5)	$(93.3)
Cash used in investing activities of $9.5 million for the three months ended June 30, 2019 compared to cash used in investing activities of $93.3 million for the three months ended June 30, 2018, as reflected above. The change was primarily due to cash used for the purchase of 3 Arts Entertainment, net of cash acquired, in the three months ended June 30, 2018 (see Note 2 to our unaudited condensed consolidated financial statements).

Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018
	(Amounts in millions)
Debt - borrowings	$115.0	$2,069.5
Debt - repayments	(128.2)	(2,139.7)
Net repayments of debt	(13.2)	(70.2)

Production loans - borrowings	29.9	100.1
Production loans - repayments	(34.6)	(90.7)
Net proceeds from (repayments of) production loans	(4.7)	9.4

Other financing activities	(0.1)	(20.1)
Net Cash Flows Used In Financing Activities	$(18.0)	$(80.9)
Cash flows used in financing activities of $18.0 million for the three months ended June 30, 2019 compared to cash flows used in financing activities of $80.9 million for the three months ended June 30, 2018. Cash flows used in financing activities for the three months ended June 30, 2019 primarily reflects net debt repayments of $13.2 million and net production loan repayments of $4.7 million.
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

Production Loans

See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2019:

	Nine Months Ending March 31,	Year Ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of June 30, 2019 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	28.1	52.5	75.0	585.0	—	—	740.6
Term Loan B	9.4	12.5	12.5	12.5	12.5	1,045.0	1,104.4
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
6.375% Senior Notes	—	—	—	—	550.0	—	550.0
Film obligations and production loans(1)	482.9	75.8	22.5	28.9	4.5	1.2	615.8
Finance lease obligations principal payments	2.2	3.0	0.9	0.9	1.0	36.7	44.7
	522.6	143.8	110.9	627.3	568.0	1,602.9	3,575.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	746.6	216.4	105.7	23.0	9.0	5.8	1,106.5
Interest payments(3)	115.6	151.7	148.2	144.2	112.9	106.6	779.2
Other contractual obligations	101.9	55.1	35.5	18.3	1.2	—	212.0
	964.1	423.2	289.4	185.5	123.1	112.4	2,097.7
Total future repayment of debt and other commitments under contractual obligations (4)	$1,486.7	$567.0	$400.3	$812.8	$691.1	$1,715.3	$5,673.2
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

(3)
Includes cash interest payments on our debt (including interest on finance lease obligations), excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(4)
Not included in the amounts above are $134.9 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.7 billion at June 30, 2019. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.1 billion at June 30, 2019 (March 31, 2019 - $1.2 billion).
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services that could expose us to liability that is not reflected on the face of our unaudited condensed consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our unaudited condensed consolidated financial statements are presented in the table above.

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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. As of June 30, 2019, we had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 9 months from June 30, 2019):

June 30, 2019
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£5.0	in exchange for	$7.2	£0.69
Canadian Dollar	C$21.1	in exchange for	$16.5	C$1.28
Australian Dollar	A$3.5	in exchange for	$2.8	A$1.25
Mexican Peso	$109.7	in exchange for	$5.7	$19.27

Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that qualified as effective hedge contracts outstanding during the three months ended June 30, 2019 were insignificant (2018 - nil), and are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Changes in the fair value representing a net unrealized fair value loss on foreign exchange contracts that did not qualify as effective hedge contracts outstanding during the three months ended June 30, 2019 were nil (2018 - $0.7 million) and were included in direct operating expenses in the accompanying unaudited condensed consolidated statements of operations. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 17 to our unaudited condensed consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. At June 30, 2019, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 17 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of June 30, 2019, each quarter point change in interest rates would result in a $4.1 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 4.42% to 5.14% and applicable margins ranging from 1.50% over the one, two, or three-month LIBOR to 2.50% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.0 million in additional costs capitalized to the respective film or television asset.

At June 30, 2019, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding principal value of $1.07 billion, and an estimated fair value of $1.11 billion. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $35.1 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $24.3 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2019:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	June 30, 2019
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	28.1	52.5	75.0	585.0	—	—	740.6	732.3
Average Interest Rate	4.15%	4.15%	4.15%	4.15%	—	—
Term Loan B(1)	9.4	12.5	12.5	12.5	12.5	1,045.0	1,104.4	1,094.7
Average Interest Rate	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%
Production loans	335.6	27.9	—	17.9	—	—	381.4	381.4
Average Interest Rate	4.74%	4.47%	—	4.64%	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	—	520.0	520.0	533.0
Interest Rate	—	—	—	—	—	5.875%
6.375% Senior Notes	—	—	—	—	550.0	—	550.0	574.8
Interest Rate	—	—	—	—	6.375%	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	—	1,700.0	1,700.0	(109.5)
 ____________________

(1)	The effective interest rate in the table above is before the impact of interest rate swaps.

(2)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt with fixed rates paid ranging from 2.723% to 2.915% maturing in March 2025, which as of June 30, 2019, converts the effective rate on our LIBOR-based corporate debt to 4.882%. See Note 17 to our unaudited condensed consolidated financial statements.

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
As of June 30, 2019, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2019.
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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

No common shares were purchased by us during the three months ended June 30, 2019.

Additionally, during the three months ended June 30, 2019, 9,055 Class A voting shares and 25,681 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
10.35*x	Lions Gate Entertainment Inc. Deferred Compensation Plan
10.36*x	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 16, 2018
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 8, 2019		Title:	Duly Authorized Officer and Chief Financial Officer