Form 10-Q
period 2019-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2020-02-06
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 3, 2020
Class A Voting Common Shares, no par value per share	83,697,458 shares
Class B Non-Voting Common Shares, no par value per share	136,401,981 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$195.5	$184.3
Accounts receivable, net	597.7	647.2
Program rights	243.4	295.7
Other current assets	173.5	267.2
Total current assets	1,210.1	1,394.4
Investment in films and television programs and program rights, net	1,536.3	1,672.0
Property and equipment, net	145.0	155.3
Investments	31.8	26.2
Intangible assets	1,763.2	1,871.6
Goodwill	2,833.5	2,833.5
Other assets	439.8	436.1
Deferred tax assets	—	19.8
Total assets	$7,959.7	$8,408.9
LIABILITIES
Accounts payable and accrued liabilities	$509.8	$531.2
Participations and residuals	418.0	408.5
Film obligations and production loans	286.8	512.6
Debt - short term portion	65.0	53.6
Deferred revenue	141.4	146.5
Total current liabilities	1,421.0	1,652.4
Debt	2,710.8	2,850.8
Participations and residuals	406.6	479.8
Film obligations and production loans	110.4	143.1
Other liabilities	266.6	114.0
Deferred revenue	60.4	62.8
Deferred tax liabilities	37.5	56.5
Redeemable noncontrolling interest	150.1	127.6
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.7 shares issued (March 31, 2019 - 82.5 shares issued)	661.9	649.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 136.3 shares issued (March 31, 2019 - 133.5 shares issued)	2,211.2	2,140.6
Retained earnings	44.5	208.7
Accumulated other comprehensive loss	(123.5)	(80.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,794.1	2,918.7
Noncontrolling interests	2.2	3.2
Total equity	2,796.3	2,921.9
Total liabilities and equity	$7,959.7	$8,408.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions, except per share amounts)
Revenues	$998.5	$933.2	$2,945.7	$2,766.9
Expenses
Direct operating	594.6	502.0	1,662.0	1,495.2
Distribution and marketing	279.1	176.9	791.7	608.3
General and administration	108.7	110.0	317.3	335.2
Depreciation and amortization	51.9	41.0	143.0	122.1
Restructuring and other	3.7	16.5	16.8	42.1
Total expenses	1,038.0	846.4	2,930.8	2,602.9
Operating income (loss)	(39.5)	86.8	14.9	164.0
Interest expense
Interest expense	(48.7)	(42.7)	(145.7)	(116.9)
Interest on dissenting shareholders' liability	—	(2.6)	—	(35.3)
Total interest expense	(48.7)	(45.3)	(145.7)	(152.2)
Shareholder litigation settlements	—	—	—	(114.1)
Interest and other income	2.0	2.9	7.0	9.0
Other expense	(3.6)	(1.8)	(9.7)	(1.8)
Loss on extinguishment of debt	(1.4)	—	(1.4)	—
Loss on investments	—	(6.2)	(0.3)	(43.2)
Equity interests loss	(4.6)	(11.0)	(15.7)	(28.8)
Income (loss) before income taxes	(95.8)	25.4	(150.9)	(167.1)
Income tax benefit (provision)	(2.0)	(5.3)	(6.5)	26.6
Net income (loss)	(97.8)	20.1	(157.4)	(140.5)
Less: Net loss attributable to noncontrolling interests	6.6	2.8	14.0	11.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(91.2)	$22.9	$(143.4)	$(129.0)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.42)	$0.11	$(0.66)	$(0.61)
Diluted net income (loss) per common share	$(0.42)	$0.10	$(0.66)	$(0.61)

Weighted average number of common shares outstanding:
Basic	218.0	214.2	217.2	213.2
Diluted	218.0	220.8	217.2	213.2

Dividends declared per common share	$—	$—	$—	$0.18
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Net income (loss)	$(97.8)	$20.1	$(157.4)	$(140.5)
Foreign currency translation adjustments, net of tax	(0.9)	0.7	0.5	(7.2)
Net unrealized gain (loss) on cash flow hedges, net of tax	23.1	(29.5)	(43.7)	(24.9)
Comprehensive loss	(75.6)	(8.7)	(200.6)	(172.6)
Less: Comprehensive loss attributable to noncontrolling interests	6.6	2.8	14.0	11.5
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(69.0)	$(5.9)	$(186.6)	$(161.1)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at September 30, 2019	82.7	$652.3	135.2	$2,189.0	$143.7	$(145.6)	$2,839.4	$2.9	$2,842.3
Share-based compensation, net	0.1	1.2	0.3	13.7	—	—	14.9	—	14.9
Issuance of common shares	0.9	8.4	0.8	8.5	—	—	16.9	—	16.9
Noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Net income (loss)	—	—	—	—	(91.2)	—	(91.2)	0.2	(91.0)
Other comprehensive loss	—	—	—	—	—	22.1	22.1	—	22.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(8.0)	—	(8.0)	—	(8.0)
Balance at December 31, 2019	83.7	$661.9	136.3	$2,211.2	$44.5	$(123.5)	$2,794.1	$2.2	$2,796.3

Balance at September 30, 2018	82.0	$638.3	132.1	$2,095.0	$332.3	$(15.6)	$3,050.0	$2.2	$3,052.2
Exercise of stock options	—	0.2	0.1	0.2	—	—	0.4	—	0.4
Share-based compensation, net	0.1	1.0	0.1	10.5	—	—	11.5	—	11.5
Issuance of common shares	0.4	8.4	0.6	11.8	—	—	20.2	—	20.2
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Dividends declared	—	—	—	—	0.2	—	0.2	—	0.2
Net income	—	—	—	—	22.9	—	22.9	1.4	24.3
Other comprehensive loss	—	—	—	—	—	(28.8)	(28.8)	—	(28.8)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(9.4)	—	(9.4)	—	(9.4)
Balance at December 31, 2018	82.5	$647.9	132.9	$2,117.5	$346.0	$(44.4)	$3,067.0	$3.3	$3,070.3
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended
	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.1	0.5	—	—	0.5	—	0.5
Share-based compensation, net	0.3	3.7	0.6	33.4	—	—	37.1	—	37.1
Issuance of common shares related to acquisitions and other	0.9	8.5	2.1	36.7	—	—	45.2	—	45.2
Noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Net income (loss)	—	—	—	—	(143.4)	—	(143.4)	0.1	(143.3)
Other comprehensive loss	—	—	—	—	—	(43.2)	(43.2)	—	(43.2)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Balance at December 31, 2019	83.7	$661.9	136.3	$2,211.2	$44.5	$(123.5)	$2,794.1	$2.2	$2,796.3

Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.6	0.2	2.1	—	—	2.7	—	2.7
Share-based compensation, net	0.3	10.1	0.3	27.6	—	—	37.7	—	37.7
Issuance of common shares related to acquisitions and other	0.4	8.5	3.1	67.5	—	—	76.0	—	76.0
Noncontrolling interests		—		—	—	—	—	2.2	2.2
Dividends declared	—	—	—	—	(38.5)	—	(38.5)	—	(38.5)
Net income (loss)	—	—	—	—	(129.0)	—	(129.0)	0.1	(128.9)
Other comprehensive loss	—	—	—	—	—	(32.1)	(32.1)	—	(32.1)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(24.4)	—	(24.4)	—	(24.4)
Balance at December 31, 2018	82.5	$647.9	132.9	$2,117.5	$346.0	$(44.4)	$3,067.0	$3.3	$3,070.3
_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Operating Activities:
Net loss	$(157.4)	$(140.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143.0	122.1
Amortization of films and television programs and program rights	1,306.0	1,105.3
Interest on dissenting shareholders' liability	—	(72.0)
Amortization of debt financing costs	11.2	9.0
Non-cash share-based compensation	41.4	43.7
Other non-cash items	46.1	20.5
Distributions from equity method investee	—	1.8
Loss on extinguishment of debt	1.4	—
Equity interests loss	15.7	28.8
Loss on investments	0.3	43.2
Deferred income taxes (benefit)	0.8	(36.3)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	271.0	308.5
Investment in films and television programs and program rights, net	(1,136.1)	(1,073.5)
Accounts payable and accrued liabilities	(33.8)	(66.8)
Participations and residuals	(63.8)	(17.1)
Film obligations	(3.8)	(10.3)
Deferred revenue	(7.6)	(10.7)
Net Cash Flows Provided By Operating Activities	434.4	255.7
Investing Activities:
Investment in equity method investees	(14.8)	(39.6)
Business acquisitions, net of cash acquired of $5.5 (see Note 2)	—	(77.3)
Capital expenditures	(24.0)	(28.9)
Net Cash Flows Used In Investing Activities	(38.8)	(145.8)
Financing Activities:
Debt - borrowings	597.1	2,909.5
Debt - repayments	(738.6)	(2,468.8)
Production loans - borrowings	54.0	246.9
Production loans - repayments	(290.9)	(208.2)
Payment of dissenter liability accrued at acquisition	—	(797.3)
Dividends paid	—	(57.4)
Distributions to noncontrolling interest	(4.5)	(2.3)
Exercise of stock options	0.5	4.2
Tax withholding required on equity awards	(3.1)	(6.9)
Net Cash Flows Used In Financing Activities	(385.5)	(380.3)
Net Change In Cash and Cash Equivalents	10.1	(270.4)
Foreign Exchange Effects on Cash and Cash Equivalents	1.1	(1.5)
Cash and Cash Equivalents - Beginning Of Period	184.3	378.1
Cash and Cash Equivalents - End Of Period	$195.5	$106.2

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. The balance sheet at March 31, 2019 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
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
Change in Estimate
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. At December 31, 2019, the Company had $1.5 billion of finite live intangible assets related to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate").  Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, in the quarter ended September 30, 2019, the Company changed its pattern of amortization of its Traditional Affiliate customer relationship intangible assets from the straight line method over 17 years to an accelerated amortization method which reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This change in amortization method resulted in an increase to amortization expense of $12.2 million and $23.5 million during the three and nine months ended December 31, 2019, respectively, with a corresponding reduction of income before income taxes, net income, and net income attributable to Lions Gate Entertainment Corp. shareholders. This change in amortization method decreased basic and diluted net income per share for the three months ended December 31, 2019 by $0.06 per share and $0.06 per share, respectively, and decreased basic and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted net income per share for the nine months ended December 31, 2019 by $0.11 per share and $0.11 per share, respectively. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.
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
Upon adoption of the new guidance, the Company recognized lease liabilities on the Company's consolidated balance sheet for its operating leases of approximately $187.2 million, with a corresponding right-of-use assets balance of $157.4 million, net of existing lease incentives of $29.8 million which were previously classified in accounts payable and accrued liabilities and other liabilities. The adoption had no material impact on the Company's consolidated statement of operations. See Note 6 for further information regarding the impact of the adoption of the new guidance on accounting for leases on the Company's financial statements.
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

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company's fiscal year beginning April 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$375.5	$376.7
Acquired libraries, net of accumulated amortization	0.9	1.8
Completed and not released	7.4	80.6
In progress	136.5	250.4
In development	55.1	45.0
	575.4	754.5
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	172.2	186.1
In progress	326.7	295.6
In development	16.5	17.6
	515.4	499.3
Media Networks Segment
Released program rights, net of accumulated amortization	616.0	591.0
In progress	73.0	106.8
In development	37.4	56.2
	726.4	754.0

Intersegment eliminations	(37.5)	(40.1)

Investment in films and television programs and program rights, net	1,779.7	1,967.7
Less current portion of program rights	(243.4)	(295.7)
Non-current portion	$1,536.3	$1,672.0

During the three and nine months ended December 31, 2019 and 2018, the Company performed fair value measurements related to films having indicators of impairment. In determining the fair value of its films, the Company employs a DCF methodology that includes cash flow estimates of a film’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on the Company’s weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film. As the primary determination of fair value is determined using a DCF model, the resulting fair value is considered a Level 3 measurement (see Note 8). During the three and nine months ended December 31, 2019, the Company recorded $37.2 million and $38.8 million, respectively, of fair value film write-downs (2018 - $10.5 million and $17.4 million, respectively).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Investments
The Company's investments consisted of the following:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Investments in equity method investees	$30.5	$24.5
Other investments	1.3	1.7
	$31.8	$26.2

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 11% to 49%. These investments include:
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
Summarized Financial Information. Summarized financial information for the Company's equity method investees owned at December 31, 2019 and March 31, 2019, respectively, is set forth below:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Current assets	$155.6	$189.8
Non-current assets	$132.9	$55.7
Current liabilities	$168.0	$167.8
Non-current liabilities	$117.5	$46.7

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Revenues	$27.2	$31.5	$91.7	$85.0
Gross profit	$11.6	$8.1	$38.4	$27.7
Net loss	$(21.2)	$(26.5)	$(37.7)	$(81.8)

Pop. Pop was the Company's joint venture with CBS. On March 15, 2019, the Company sold its 50.0% interest in Pop to CBS. Prior to the sale of its interest in Pop, the Company had accounted for such interest as an equity method investment.
Pop Financial Information:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the summarized statements of operations for the three and nine months ended December 31, 2018 for Pop and a reconciliation of the net loss reported by Pop to equity interest loss recorded by the Company:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2018	2018

Revenues	$24.3	$75.8
Expenses:
Cost of services	17.9	43.4
Selling, marketing, and general and administration	11.6	35.1
Depreciation and amortization	1.9	5.9
Operating loss	(7.1)	(8.6)
Interest expense, net	0.7	1.6
Accretion of redeemable preferred stock units(1)	24.3	68.6
Total interest expense, net	25.0	70.2
Net loss	$(32.1)	$(78.8)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(32.1)	$(78.8)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(16.1)	(39.4)
Accretion of dividend and interest income on redeemable preferred stock units(1)	12.1	34.3
Elimination of the Company's share of profits on licensing sales to Pop	—	(0.2)
Realization of the Company’s share of profits on licensing sales to Pop	0.4	0.6
Total equity interest loss recorded	$(3.6)	$(4.7)
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

Loss on Investments:

The following table summarizes the components of the loss on investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Impairments of investments(1)	$—	$(2.6)	$—	$(36.8)
Unrealized losses on equity securities held as of December 31, 2019 and 2018, respectively	—	(3.6)	(0.3)	(6.4)
	$—	$(6.2)	$(0.3)	$(43.2)
 ___________________

(1)
In the three and nine months ended December 31, 2018, amounts represent impairments of equity method investments, and the nine months ended December 31, 2018 also includes other-than-temporary impairments of $34.2 million on investments in equity securities without readily determinable fair values and notes receivable (previously included in other assets), which were written down to their estimated fair value.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A(1)	721.9	750.0
Term Loan B(1)	996.3	1,107.5
5.875% Senior Notes	520.0	520.0
6.375% Senior Notes	550.0	550.0
Total corporate debt	2,788.2	2,927.5
Finance lease obligations	43.2	45.4
Total debt	2,831.4	2,972.9
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(55.6)	(68.5)
Total debt, net	2,775.8	2,904.4
Less current portion	(65.0)	(53.6)
Non-current portion of debt	$2,710.8	$2,850.8

_____________________

(1)
To manage interest rate risk on certain of its LIBOR-based floating-rate debt, as of December 31, 2019, the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest rates on a $1.7 billion notional amount, which as of December 31, 2019 converts the effective rate on our LIBOR-based debt to 4.899% (see Note 17 for further information).

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at December 31, 2019 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2019. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Amended Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 3.51% as of December 31, 2019, before the impact of interest rate swaps).

•
Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.01% as of December 31, 2019, before the impact of interest rate swaps).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2019, the Company was in compliance with all applicable covenants.
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

(i)
Prior to February 1, 2021, the 6.375% Senior Notes are redeemable by the Company under certain circumstances (as defined in the indenture governing the 6.375% Senior Notes), in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium. The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at February 1, 2021 (see redemption prices below) of the notes redeemed plus interest through February 1, 2021 (discounted at the treasury rate on the redemption date plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.

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

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2019, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At December 31, 2019, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $157.4 million and retained earnings of $44.5 million were deemed free of restrictions at December 31, 2019.

Loss on Extinguishment of Debt
During the three and nine months ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $1.4 million related to early repayments of $101.9 million in principal outstanding on the Term Loan B.

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
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in the "Other assets - non-current" line item in the Company's December 31, 2019 unaudited condensed consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the “Accounts payable and accrued liabilities” and “Other liabilities - non-current” line items in the Company's December 31, 2019 unaudited condensed consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's unaudited condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's December 31, 2019 unaudited condensed consolidated balance sheet. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term.
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
The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2019	2019
	(Amounts in millions)
Operating lease cost(1)	$8.6	$25.5

Finance lease cost
Amortization of right-of-use assets	0.8	2.3
Interest on lease liabilities	0.8	2.6
Total finance lease cost	1.6	4.9

Short-term lease cost(1)(2)	24.0	74.8
Total lease cost	$34.2	$105.2
___________________

(1)
Amounts include costs capitalized during the period for leased assets used in the production of film and television programs. Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other non-cash items” line of the unaudited condensed consolidated statement of cash flows.

(2)	Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
December 31,
2019
(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.4
Financing cash flows from financing leases	2.2

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	2.1

Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	December 31, 2019
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$140.3

Lease liabilities (current)	Accounts payable and accrued liabilities	$29.5
Lease liabilities (non-current)	Other liabilities - non-current	137.9
		$167.4
Finance Leases
Right-of-use assets	Property and equipment, net	$47.9

Lease liabilities (current)	Debt - short-term portion	$3.1
Lease liabilities (non-current)	Debt - non-current	40.1
		$43.2

December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	6.4
Finance leases	21.6

Weighted average discount rate:
Operating leases	4.12%
Finance leases	6.41%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future payments relating to the Company's operating and finance lease liabilities at December 31, 2019 are as follows:

	Operating Leases	Finance Leases
	(Amounts in millions)
Three months ending March 31, 2020	$8.8	$1.6
Year ending March 31,
2021	35.9	6.2
2022	33.2	3.9
2023	32.5	3.9
2024	20.4	3.9
Thereafter	60.4	73.5
Total lease payments	191.2	93.0
Less imputed interest	(23.8)	(49.8)
Total	$167.4	$43.2

7. Film Obligations and Production Loans

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Film obligations	$248.1	$270.3
Production loans	149.3	386.4
Total film obligations and production loans	397.4	656.7
Unamortized debt issuance costs	(0.2)	(1.0)
Total film obligations and production loans, net	397.2	655.7
Less current portion	(286.8)	(512.6)
Total non-current film obligations and production loans	$110.4	$143.1

Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 3.90% to 4.56%.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2019 and March 31, 2019:

	December 31, 2019			March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$0.8	$—	$0.8	$1.2	$—	$1.2
Forward exchange contracts (see Note 17)	—	1.4	1.4	—	1.5	1.5

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.7)	(0.7)	—	(0.6)	(0.6)
Interest rate swaps (see Note 17)	—	(107.0)	(107.0)	—	(63.6)	(63.6)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at December 31, 2019 and March 31, 2019:

	December 31, 2019		March 31, 2019
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(1):
Term Loan A	$708.2	$714.7	$733.3	$742.5
Term Loan B	983.1	990.0	1,091.2	1,088.1
5.875% Senior Notes	504.7	527.8	502.8	534.3
6.375% Senior Notes	543.2	569.3	541.4	576.1
Production loans	149.2	149.3	385.4	386.4

________________

(1)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at December 31, 2019 and March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Beginning balance	$127.6	$101.8
Initial fair value of redeemable noncontrolling interest of 3 Arts Entertainment	—	15.8
Net loss attributable to redeemable noncontrolling interests	(14.1)	(11.6)
Noncontrolling interests discount accretion	19.1	15.7
Adjustments to redemption value	20.8	24.4
Cash distributions	(3.3)	(1.8)
Ending balance	$150.1	$144.3

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$109.0	$28.5	$316.5	$147.9
Home Entertainment
Digital Media	115.5	81.7	312.1	253.0
Packaged Media	75.4	68.0	197.0	209.0
Total Home Entertainment	190.9	149.7	509.1	462.0
Television	74.5	74.8	177.7	207.6
International	96.1	104.7	256.6	254.3
Other	3.4	4.9	17.7	35.1
Total Motion Picture revenues	$473.9	$362.6	1,277.6	1,106.9

Television Production
Television	144.2	151.5	526.4	454.4
International	17.4	35.9	113.3	94.7
Home Entertainment
Digital Media	10.0	10.9	47.6	54.1
Packaged Media	0.6	2.5	2.2	5.9
Total Home Entertainment	10.6	13.4	49.8	60.0
Other	17.2	15.7	53.7	39.0
Total Television Production revenues	189.4	216.5	743.2	648.1

Media Networks - Programming Revenues
Domestic(1)	376.3	366.2	1,115.2	1,098.1
International	6.1	0.6	13.6	0.9
	382.4	366.8	1,128.8	1,099.0

Intersegment eliminations	(47.2)	(12.7)	(203.9)	(87.1)
Total revenues	$998.5	$933.2	$2,945.7	$2,766.9

___________________

(1)
Media Networks domestic revenues include revenue from the Company's legacy Streaming Services product line of $8.7 million and $22.8 million in the three and nine months ended December 31, 2019, respectively (2018 - $4.7 million and $12.0 million).

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2019 are as follows:

	Rest of Year Ending March 31, 2020	Year Ending March 31,
		2021	2022	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$445.5	$691.7	$274.2	$254.3	$1,665.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $39.7 million and $154.7 million, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2019, respectively, from performance obligations satisfied prior to March 31, 2019. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At December 31, 2019 and March 31, 2019, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	December 31, 2019	March 31, 2019	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$597.7	$647.2	$(49.5)
Accounts receivable, net - non-current	Other assets - non-current	82.3	176.1	(93.8)
Contract asset - current	Other assets - current(1)	12.4	97.3	(84.9)
Contract asset - non-current	Other assets - non-current(1)	9.2	72.1	(62.9)
Deferred revenue - current	Deferred revenue - current	141.4	146.5	(5.1)
Deferred revenue - non-current	Deferred revenue - non-current	60.4	62.8	(2.4)
__________________

(1)	Included in prepaid expenses and other.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $29.0 million and $128.7 million were recognized during the three and nine months ended December 31, 2019, respectively, related to the balance of deferred revenue at March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2019 and 2018 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(91.2)	$22.9	$(143.4)	$(129.0)
Denominator:
Weighted average common shares outstanding	218.0	214.2	217.2	213.2
Basic net income (loss) per common share	$(0.42)	$0.11	$(0.66)	$(0.61)

Diluted net income (loss) per common share reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2019 and 2018 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(91.2)	$22.9	$(143.4)	$(129.0)
Denominator:
Weighted average common shares outstanding	218.0	214.2	217.2	213.2
Effect of dilutive securities:
Share purchase options	—	3.3	—	—
Restricted share units and restricted stock	—	0.2	—	—
Contingently issuable shares	—	3.1	—	—
Adjusted weighted average common shares outstanding	218.0	220.8	217.2	213.2
Diluted net income (loss) per common share	$(0.42)	$0.10	$(0.66)	$(0.61)

As a result of the net loss in the three and nine months ended December 31, 2019 and the nine months ended December 31, 2018, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and nine months ended December 31, 2019 totaled 1.9 million and 2.8 million, respectively (nine months ended December 31, 2018 - 7.9 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three and nine months ended December 31, 2019 and 2018, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	33.7	21.9	31.4	20.3
Restricted share units	2.5	1.3	2.4	0.9
Other issuable shares	5.2	1.5	3.7	1.3
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	41.4	24.7	37.5	22.5

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2019 and March 31, 2019. The table below outlines common shares reserved for future issuance:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	36.7	34.6
Restricted stock and restricted share units — unvested	3.9	2.0
Common shares available for future issuance	10.5	6.7
Shares reserved for future issuance	51.1	43.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2019, and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Compensation Expense:
Stock options	$5.5	$4.7	$14.3	$18.2
Restricted share units and other share-based compensation	9.8	5.9	23.1	19.8
Share appreciation rights	1.9	0.5	3.6	3.3
	17.2	11.1	41.0	41.3
Impact of accelerated vesting on equity awards(1)	—	2.4	0.3	2.4
Total share-based compensation expense	$17.2	$13.5	$41.3	$43.7

Tax impact(2)	(3.6)	(3.2)	(8.7)	(10.1)
Reduction in net income	$13.6	$10.3	$32.6	$33.6

___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.7	$0.4	$1.1	$0.8
Distribution and marketing	0.2	0.2	0.4	0.3
General and administration	16.3	10.5	39.5	40.2
Restructuring and other	—	2.4	0.3	2.4
	$17.2	$13.5	$41.3	$43.7

The following table sets forth the stock option, equity-settled SARs, cash-settled SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options, Equity-settled and Cash-settled SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2019	8.4	$26.70	26.2		$20.72	0.1		$25.68	1.9	$24.24
Granted	—	—	7.5	(2)	$12.71	—	(1)	$11.01	3.1	$12.03
Options exercised or restricted stock or RSUs vested	—	—	(0.1)		$10.50	(0.1)		$25.93	(0.7)	$24.22
Forfeited or expired	(1.1)	$29.94	(4.2)		$17.82	—	(1)	$18.90	(0.3)	$20.86
Outstanding at December 31, 2019	7.3	$26.22	29.4		$19.06	—	(1)	$14.89	4.0	$15.10

__________________

(1)	Represents less than 0.1 million shares.

(2)
During the nine months ended December 31, 2019, the Company granted 3.3 million cash-settled share-appreciation rights ("CSARs"). The CSARs are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).

(c) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz merger (December 8, 2016), Lionsgate has issued to the customer three $16.67 million annual installments of equity (or cash at the Company's election). The total value of the contract of $50 million was amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Income Taxes
For the three and nine months ended December 31, 2019 and 2018, the Company determined that a small change in its estimated pretax results for the years ending March 31, 2020 and 2019, respectively, would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, the Company computed its tax benefit (provision) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
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

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable, and were as follows for the three and nine months ended December 31, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$1.8	$13.3	$7.7	$17.0
Accelerated vesting on equity awards (see Note 12)	—	2.4	0.3	2.4
Total severance costs	1.8	15.7	8.0	19.4
Transaction and related costs(2)	1.9	0.8	8.8	22.7
Total restructuring and other	3.7	16.5	16.8	42.1
Programming and content charges(3)	74.0	—	74.0	—
Total restructuring and other and programming and content charges	$77.7	$16.5	$90.8	$42.1
_______________________

(1)
Severance costs in the three and nine months ended December 31, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the three and nine months ended December 31, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In the three and nine months ended December 31, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions.

(3)
During the three months ended December 31, 2019, in connection with recent management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $74.0 million in the three and nine months ended December 31, 2019, which are included in direct operating expense in the unaudited condensed consolidated statement of operations.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Severance liability
Beginning balance	$21.2	$14.7
Accruals	7.7	17.0
Severance payments	(21.3)	(13.0)
Ending balance(1)	$7.6	$18.7
_______________________

(1)	As of December 31, 2019, the remaining severance liability of approximately $7.6 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Segment revenues
Motion Picture	$473.9	$362.6	$1,277.6	$1,106.9
Television Production	189.4	216.5	743.2	648.1
Media Networks	382.4	366.8	1,128.8	1,099.0
Intersegment eliminations	(47.2)	(12.7)	(203.9)	(87.1)
	$998.5	$933.2	$2,945.7	$2,766.9
Intersegment revenues
Motion Picture	$3.8	$3.2	$13.9	$7.6
Television Production	42.8	9.5	188.2	79.4
Media Networks	0.6	—	1.8	0.1
	$47.2	$12.7	$203.9	$87.1
Gross contribution
Motion Picture	$74.0	$69.2	$183.7	$186.3
Television Production	4.4	32.6	58.8	79.4
Media Networks	124.4	157.2	330.0	418.7
Intersegment eliminations	2.0	(1.2)	2.6	(3.4)
	$204.8	$257.8	$575.1	$681.0
Segment general and administration
Motion Picture	$25.0	$25.7	$76.1	$78.6
Television Production	10.1	11.4	26.9	32.9
Media Networks	22.3	23.1	62.7	73.3
	$57.4	$60.2	$165.7	$184.8
Segment profit
Motion Picture	$49.0	$43.5	$107.6	$107.7
Television Production	(5.7)	21.2	31.9	46.5
Media Networks	102.1	134.1	267.3	345.4
Intersegment eliminations	2.0	(1.2)	2.6	(3.4)
	$147.4	$197.6	$409.4	$496.2

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of changes in management and associated programming and content strategy, when applicable, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. Media Networks gross contribution and segment profit for the three and nine months ended December 31, 2019 includes a benefit of $4.6 million and $41.3 million, respectively, in direct operating expenses associated with the modification of a content licensing arrangement net of amortization for related changes in content availability and air dates.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Company’s total segment profit	$147.4	$197.6	$409.4	$496.2
Corporate general and administrative expenses	(23.4)	(26.2)	(73.0)	(79.2)
Adjusted depreciation and amortization(1)	(10.5)	(10.1)	(31.5)	(30.4)
Restructuring and other(2)	(3.7)	(16.5)	(16.8)	(42.1)
Programming and content charges(3)	(74.0)	—	(74.0)	—
Adjusted share-based compensation expense(4)	(17.2)	(11.1)	(41.0)	(41.3)
Purchase accounting and related adjustments(5)	(58.1)	(46.9)	(158.2)	(139.2)
Operating income (loss)	(39.5)	86.8	14.9	164.0
Interest expense	(48.7)	(45.3)	(145.7)	(152.2)
Shareholder litigation settlements(6)	—	—	—	(114.1)
Interest and other income	2.0	2.9	7.0	9.0
Other expense	(3.6)	(1.8)	(9.7)	(1.8)
Loss on extinguishment of debt	(1.4)	—	(1.4)	—
Loss on investments	—	(6.2)	(0.3)	(43.2)
Equity interests loss	(4.6)	(11.0)	(15.7)	(28.8)
Income (loss) before income taxes	$(95.8)	$25.4	$(150.9)	$(167.1)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Depreciation and amortization	$51.9	$41.0	$143.0	$122.1
Less: Amount included in purchase accounting and related adjustments	(41.4)	(30.9)	(111.5)	(91.7)
Adjusted depreciation and amortization	$10.5	$10.1	$31.5	$30.4

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).

(3)
During the three months ended December 31, 2019, in connection with recent management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $74.0 million in the three and nine months ended December 31, 2019 (representing $66.2 million related to the Media Networks segment, and $7.8 million related to the Television Production segment), which are included in direct operating expense in the unaudited condensed consolidated statement of operations.

(4)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
			(Amounts in millions)
Total share-based compensation expense	$17.2	$13.5	$41.3	$43.7
Less:
Amount included in restructuring and other(i)	—	(2.4)	(0.3)	(2.4)
Adjusted share-based compensation	$17.2	$11.1	$41.0	$41.3

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$5.1	$2.9	$7.6	$16.5
General and administrative expense	11.6	13.1	39.1	31.0
Depreciation and amortization	41.4	30.9	111.5	91.7
	$58.1	$46.9	$158.2	$139.2

(6)
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

See Note 10 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2019 and 2018.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$57.4	$60.2	$165.7	$184.8
Corporate general and administrative expenses	23.4	26.2	73.0	79.2
Share-based compensation expense included in general and administrative expense	16.3	10.5	39.5	40.2
Purchase accounting and related adjustments	11.6	13.1	39.1	31.0
	$108.7	$110.0	$317.3	$335.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Assets
Motion Picture	$1,557.7	$1,694.5
Television Production	1,336.0	1,394.2
Media Networks	4,613.7	4,850.3
Other unallocated assets(1)	452.3	469.9
	$7,959.7	$8,408.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

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
As of December 31, 2019, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 19 months from December 31, 2019):

December 31, 2019
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£11.7	in exchange for	$16.0	£0.73
Canadian Dollar	C$9.5	in exchange for	$7.7	C$1.24
Australian Dollar	A$3.5	in exchange for	$2.8	A$1.25

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

As of December 31, 2019 and March 31, 2019, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.7 billion.

The major terms of the Company's interest rate swap agreements as of December 31, 2019 are as follows (all related to the Company's LIBOR-based debt, see Note 5):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025

The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive loss	$(0.3)	$0.8	$(0.2)	$1.2
Gain (loss) reclassified from accumulated other comprehensive loss into direct operating expense	$0.4	$(0.4)	$1.9	$(0.2)

Interest rate swap agreements
Gain (loss) recognized in accumulated other comprehensive loss	$23.3	$(40.5)	$(43.4)	$(35.1)
Loss reclassified from accumulated other comprehensive loss into interest expense	(4.5)	(2.3)	(8.9)	(6.1)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$0.1	$0.1	$0.2	$0.1

Total direct operating expense on consolidated statements of operations	$594.6	$502.0	$1,662.0	$1,495.2
Total interest expense on consolidated statements of operations(1)	$48.7	$42.7	$145.7	$116.9
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.
The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). As of December 31, 2019 and March 31, 2019, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.4	$0.7	$—
Interest rate swap agreements	—	—	107.0
Derivatives not designated as cash flow hedges:
Forward exchange contracts	0.2	—	—
Fair value of derivatives	$1.6	$0.7	$107.0

	March 31, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$0.6	$—
Interest rate swap agreements	—	—	63.6
Fair value of derivatives	$1.5	$0.6	63.6

As of December 31, 2019, based on the current release schedule, the Company estimates approximately $0.2 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending December 31, 2020.
As of December 31, 2019, the Company estimates approximately $22.0 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$66.8	$150.6
Product inventory	16.2	19.9
Tax credits receivable	90.5	96.7
	$173.5	$267.2
Other non-current assets
Prepaid expenses and other	$39.0	$109.2
Accounts receivable	82.3	176.1
Tax credits receivable	178.2	150.8
Operating lease right-of-use assets	140.3	—
	$439.8	$436.1

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2019 and 2018.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$448.8	$132.9	$1,279.2	$132.9
Net cash proceeds received	446.5	131.1	1,270.8	131.1
Loss recorded related to transfers of receivables	2.3	1.8	8.4	1.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2019, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related the Company's individual agreements to monetize trade accounts receivable was $559.3 million (March 31, 2019 - $350.6 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $60.4 million as of December 31, 2019 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$111.3	$—	$111.3	$—
Less amounts from collections reinvested under revolving agreement	(19.7)	—	(19.7)	—
Proceeds from new transfers	91.6	—	91.6	—
Collections not reinvested and remitted or to be remitted	(13.5)	—	(13.5)	—
Net cash proceeds received	$78.1	$—	$78.1	$—

Carrying value of receivables transferred and derecognized (1)	$110.9	$—	$110.9	$—
Obligations recorded	$1.6	$—	$1.6	$—
Loss recorded related to transfers of receivables	$1.3	$—	$1.3	$—

___________________

(1)	Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At December 31, 2019, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $78.1 million.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2019	$(18.2)	$(62.1)	$(80.3)
Other comprehensive income (loss)	0.5	(43.7)	(43.2)
December 31, 2019	$(17.7)	$(105.8)	$(123.5)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of December 31, 2019 or March 31, 2019.

Supplemental Cash Flow Information

The supplemental schedule of non-cash investing activities is presented below:

	Nine Months Ended December 31,
	2019	2018
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions (see Note 2)	$—	$83.7

There were no significant non-cash financing activities for the nine months ended December 31, 2019 and 2018.

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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2019 and 2018.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.1 million and $2.7 million on our total revenue in the three and nine months ended December 31, 2019, respectively (2018 - $1.2 million and $3.3 million, respectively).
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction by jurisdiction basis; otherwise a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of December 31, 2019, we have a valuation allowance of $410.8 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarters ended December 31, 2019 and 2018, we calculate the income tax benefit (provision) using the cut-off method.
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
Goodwill and Indefinite-Lived Intangibles. At December 31, 2019, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2019 and March 31, 2019, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and each of our Television (goodwill of $309 million) and talent management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the three months ended December 31, 2019, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
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
Finite-Lived Intangible Assets. At December 31, 2019, the carrying value of our finite-lived intangible assets was approximately $1.51 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.50 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through June 30, 2019, we amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, in the quarter ended September 30, 2019, the Company determined it was appropriate to change the pattern of amortization of its Traditional Affiliate customer relationship intangible asset. Accordingly, beginning in the quarter ended September 30, 2019, the Company has adopted an amortization method that reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This method results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. See Note 1 to our unaudited condensed consolidated financial statements under the Change In Estimate section for further details.
During the three months ended December 31, 2019, there were no events or changes in circumstance that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$473.9	$362.6	$111.3	30.7%
Television Production	189.4	216.5	(27.1)	(12.5)%
Media Networks	382.4	366.8	15.6	4.3%
Intersegment eliminations	(47.2)	(12.7)	(34.5)	271.7%
Total revenues	998.5	933.2	65.3	7.0%
Expenses:
Direct operating	594.6	502.0	92.6	18.4%
Distribution and marketing	279.1	176.9	102.2	57.8%
General and administration	108.7	110.0	(1.3)	(1.2)%
Depreciation and amortization	51.9	41.0	10.9	26.6%
Restructuring and other	3.7	16.5	(12.8)	(77.6)%
Total expenses	1,038.0	846.4	191.6	22.6%
Operating income (loss)	(39.5)	86.8	(126.3)	(145.5)%
Interest expense	(48.7)	(45.3)	(3.4)	7.5%
Interest and other income	2.0	2.9	(0.9)	(31.0)%
Other expense	(3.6)	(1.8)	(1.8)	100.0%
Loss on extinguishment of debt	(1.4)	—	(1.4)	n/a
Loss on investments	—	(6.2)	6.2	(100.0)%
Equity interests loss	(4.6)	(11.0)	6.4	(58.2)%
Income (loss) before income taxes	(95.8)	25.4	(121.2)	(477.2)%
Income tax provision	(2.0)	(5.3)	3.3	(62.3)%
Net income (loss)	(97.8)	20.1	(117.9)	(586.6)%
Less: Net loss attributable to noncontrolling interest	6.6	2.8	3.8	135.7%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(91.2)	$22.9	$(114.1)	(498.3)%

Revenues. Consolidated revenues increased in the three months ended December 31, 2019 due to increases in Motion Picture revenues, and to a lesser extent, Media Networks revenues. These increases were partially offset by lower third-party Television Production revenue (a substantial portion of intersegment eliminations relates to Television Production revenue). Motion Picture revenue increased due to higher theatrical and home entertainment revenue driven by the performance of our Fiscal 2020 Theatrical Slate, offset partially by lower international revenue. Media Networks revenue increased due to increased revenue across Starz Networks, STARZPLAY International, and Streaming Services. Television Production revenue decreased due to lower international and domestic television revenue as compared to the prior year's quarter, which included significant revenue from Orange Is the New Black Season 7. See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019		2018		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$222.9	47.0%	$195.7	54.0%	$27.2	13.9%
Television Production	178.3	94.1	174.4	80.6	3.9	2.2%
Media Networks	162.8	42.6	140.1	38.2	22.7	16.2%
Other	79.8	nm	3.3	nm	76.5	nm
Intersegment eliminations	(49.2)	nm	(11.5)	nm	(37.7)	nm
	$594.6	59.5%	$502.0	53.8%	$92.6	18.4%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended December 31, 2019, primarily due to higher Motion Picture direct operating expense, Media Networks and other direct operating expense (as further described below), which were partially offset by lower direct operating expense for Television Production net of intersegment eliminations (a substantial portion of intersegment eliminations relates to Television Production). Motion Picture direct operating expense increased due to increased Motion Picture revenue and higher investment-in-film write-downs, which were partially offset by lower Motion Picture direct operating expense as a percentage of revenue, driven by the lower amortization rate of the Fiscal 2020 Theatrical Slate in the current quarter as compared to the amortization rate of the Fiscal 2019 Theatrical Slate in the prior year's quarter. Media Networks direct operating expense increased primarily due to higher programming cost amortization at STARZPLAY International. Direct operating expense for Television Production net of intersegment eliminations decreased in the quarter due to lower Television Production revenue. See further discussion in the Segment Results of Operations section below.
During the three months ended December 31, 2019, in connection with recent management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $74.0 million in the current quarter (representing $66.2 million related to the Media Networks segment, and $7.8 million related to the Television Production segment), which are included in direct operating expense in the unaudited condensed consolidated statement of operations and reflected in the "other" line item in the table above (see Note 15 to our unaudited condensed consolidated financial statements). In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$177.0	$97.7	$79.3	81.2%
Television Production	6.7	9.5	(2.8)	(29.5)%
Media Networks	95.2	69.5	25.7	37.0%
Other	0.2	0.2	—	—%
	$279.1	$176.9	$102.2	57.8%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$120.9	$48.6	$72.3	148.8%

Distribution and marketing expenses increased in the three months ended December 31, 2019, due to increased Motion Picture theatrical P&A expense associated with an increased number of theatrical releases, increased Media Networks distribution and marketing expense across Streaming Services, STARZPLAY International and Starz Networks, partially offset by a decrease in Television Production distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,				Increase (Decrease)
	2019	% of Revenues	2018	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$25.0		$25.7		$(0.7)	(2.7)%
Television Production	10.1		11.4		(1.3)	(11.4)%
Media Networks	22.3		23.1		(0.8)	(3.5)%
Corporate	23.4		26.2		(2.8)	(10.7)%
	80.8	8.1%	86.4	9.3%	(5.6)	(6.5)%
Share-based compensation expense	16.3		10.5		5.8	55.2%
Purchase accounting and related adjustments	11.6		13.1		(1.5)	nm
Total general and administrative expenses	$108.7	10.9%	$110.0	12.0%	$(1.3)	(1.2)%
_______________________
nm - Percentage not meaningful.

General and administrative expenses decreased in the three months ended December 31, 2019, resulting from decreases in corporate general and administrative expenses, Television Production, Media Networks and Motion Picture general and administrative expenses and lower purchase accounting and related adjustments, partially offset by increased share-based compensation expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $2.8 million, or 10.7%, primarily due to decreases in professional fees and salaries and related expenses.
The increase in share-based compensation expense included in general and administrative expense in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018 is primarily due to higher share-based compensation expense in the three months ended December 31, 2019 associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$16.3	$10.5
Restructuring and other(1)	—	2.4
Direct operating expense	0.7	0.4
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$17.2	$13.5
_______________________

(1)
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
Depreciation and Amortization Expense. Depreciation and amortization of $51.9 million in the three months ended December 31, 2019 increased $10.9 million, from $41.0 million in the three months ended December 31, 2018, due to a change in the amortization method for the Starz Traditional Affiliate customer relationships in the quarter ended September 30, 2019, which resulted in an increase to amortization expense of $12.2 million in the current quarter. See Note 1 to our unaudited condensed consolidated financial statements under the Change In Estimate section for further details.
Restructuring and Other. Restructuring and other decreased $12.8 million in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2019 and 2018 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$1.8	$13.3	$(11.5)	(86.5)%
Accelerated vesting on equity awards (see Note 12)	—	2.4	(2.4)	(100.0)%
Total severance costs	1.8	15.7	(13.9)	(88.5)%
Transaction and related costs(2)	1.9	0.8	1.1	137.5%
	$3.7	$16.5	$(12.8)	(77.6)%
_______________________

(1)	Severance costs in the three months ended December 31, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the three months ended December 31, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In the three months ended December 31, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions.

Interest Expense. Interest expense of $48.7 million for the three months ended December 31, 2019 increased $3.4 million, from $45.3 million in the three months ended December 31, 2018. The following table sets forth the components of interest expense for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$1.9	$5.3
Term loans	18.2	22.2
5.875% Senior Notes	7.7	7.7
6.375% Senior Notes	8.9	—
Other(1)	8.3	4.5
	45.0	39.7
Amortization of debt financing costs	3.7	3.0
	48.7	42.7

Interest on dissenting shareholders' liability(2)	—	2.6
Total interest expense	$48.7	$45.3
_______________________

(1)	Amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger.
Other Expense. Other expense of $3.6 million for the three months ended December 31, 2019 compared to other expense of $1.8 million for the three months ended December 31, 2018, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended December 31, 2019 was $1.4 million and was related to early repayments of $101.9 million in principal outstanding on the Term Loan B. There was no comparable loss in the three months ended December 31, 2018. See Note 5 to our unaudited condensed consolidated financial statements.
Loss on Investments. Loss on investments of nil for the three months ended December 31, 2019 compared to loss on investments of $6.2 million for the three months ended December 31, 2018, which was primarily due to other-than-temporary impairments on our investments and unrealized losses on equity securities in the prior year's quarter.
Equity Interests Loss. Equity interests loss of $4.6 million in the three months ended December 31, 2019 compared to equity interests loss of $11.0 million in the three months ended December 31, 2018, which included equity losses from Pop (50.0% equity interest sold in March 2019).

Income Tax Provision. We had an income tax provision of $2.0 million in the three months ended December 31, 2019, compared to an income tax provision of $5.3 million in the three months ended December 31, 2018. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes imposed by the Tax Act. Our income tax provision for the three months ended December 31, 2018 was also impacted by the tax deductions generated by our capital structure, which included certain foreign affiliate dividends in our Canadian jurisdiction that could be received without being subject to tax under Canadian tax law.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2019 was $91.2 million, or basic and diluted net loss per common share of $0.42 on 218.0 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended December 31, 2018 of $22.9 million, or basic net income per common share of $0.11 on 214.2 million weighted average common shares outstanding and diluted net income per common share of $0.10 on 220.8 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of changes in management and associated programming and content strategy, when applicable, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 15 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$473.9	$362.6	$111.3	30.7%
Expenses:
Direct operating expense	222.9	195.7	27.2	13.9%
Distribution & marketing expense	177.0	97.7	79.3	81.2%
Gross contribution	74.0	69.2	4.8	6.9%
General and administrative expenses	25.0	25.7	(0.7)	(2.7)%
Segment profit	$49.0	$43.5	$5.5	12.6%

U.S. theatrical P&A expense included in distribution and marketing expense	$120.9	$48.6	$72.3	148.8%

Direct operating expense as a percentage of revenue	47.0%	54.0%

Gross contribution as a percentage of revenue	15.6%	19.1%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019			2018			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$101.0	$8.0	$109.0	$27.6	$0.9	$28.5	$80.5
Home Entertainment
Digital Media	69.6	45.9	115.5	41.0	40.7	81.7	33.8
Packaged Media	42.4	33.0	75.4	37.9	30.1	68.0	7.4
Total Home Entertainment	112.0	78.9	190.9	78.9	70.8	149.7	41.2
Television	60.9	13.6	74.5	45.8	29.0	74.8	(0.3)
International	68.4	27.7	96.1	89.3	15.4	104.7	(8.6)
Other	2.1	1.3	3.4	3.4	1.5	4.9	(1.5)
	$344.4	$129.5	$473.9	$245.0	$117.6	$362.6	$111.3
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

Theatrical revenue increased $80.5 million, or 282.5%, in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, driven by the performance and greater number of Feature Films released in the current quarter, and included significant revenue from Knives Out and Midway.

Home entertainment revenue increased $41.2 million, or 27.5%, in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily driven by an increase of $33.1 million from our Feature Films due to the performance of our Fiscal 2020 Theatrical Slate. In particular, the current quarter included significant digital media revenues, and to a lesser extent, packaged media revenues from Angel Has Fallen, Rambo: Last Blood, and John Wick: Chapter 3 - Parabellum. In addition, home entertainment revenue from Other Film increased $8.1 million driven by current quarter home entertainment revenue from The Peanut Butter Falcon and Judy.
International revenue decreased $8.6 million, or 8.2%, in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018 due to lower revenue from our Feature Films as compared to revenue in the prior year's period, which included international revenue from Sicario: Day of the Soldado. This decrease was partially offset by higher international revenue from Other Film driven by UK third-party product.
Direct Operating Expense. The increase in direct operating expenses is due to increased Motion Picture revenue and higher investment-in-film write-downs, which were partially offset by lower Motion Picture direct operating expense as a percentage of revenue. Investment in film write-downs for the quarter increased to $37.2 million in the three months ended December 31, 2019, as compared to approximately $10.5 million in the three months ended December 31, 2018. The decrease in direct operating expense as a percentage of Motion Picture revenues was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the lower amortization rate of the Fiscal 2020 Theatrical Slate releases contributing significant revenue in the current quarter (Knives out, Angel Has Fallen, John Wick: Chapter 3 - Parabellum, Midway) as compared to the Fiscal 2019 Theatrical Slate releases contributing significant revenue in the prior year's quarter (Robin Hood, The Spy Who Dumped Me).
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended December 31, 2019 is primarily due to higher theatrical P&A spending on a greater number of Feature Film theatrical releases in the quarter. In the three months ended December 31, 2019, approximately $7.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Barb and Star Go To Vista Del Mar and I Still Believe. In the three months ended December 31, 2018, approximately $5.9 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Cold Pursuit, Five Feet Apart and Hellboy.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2019 increased as compared to the three months ended December 31, 2018, primarily due to increased Motion Picture revenue and decreased Motion Picture direct operating expense as a percentage of Motion Picture revenue, partially offset by increased Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $0.7 million, or 2.7%, primarily due to decreases in salaries and related expenses.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$189.4	$216.5	$(27.1)	(12.5)%
Expenses:
Direct operating expense	178.3	174.4	3.9	2.2%
Distribution & marketing expense	6.7	9.5	(2.8)	(29.5)%
Gross contribution	4.4	32.6	(28.2)	(86.5)%
General and administrative expenses	10.1	11.4	(1.3)	(11.4)%
Segment profit (loss)	$(5.7)	$21.2	$(26.9)	(126.9)%

Direct operating expense as a percentage of revenue	94.1%	80.6%

Gross contribution as a percentage of revenue	2.3%	15.1%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$144.2	$151.5	$(7.3)	(4.8)%
International	17.4	35.9	(18.5)	(51.5)%
Home Entertainment
Digital	10.0	10.9	(0.9)	(8.3)%
Packaged Media	0.6	2.5	(1.9)	(76.0)%
Total Home Entertainment	10.6	13.4	(2.8)	(20.9)%
Other	17.2	15.7	1.5	9.6%
	$189.4	$216.5	$(27.1)	(12.5)%
________________________
nm - Percentage not meaningful.

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 primarily due to a decrease in revenue from television episodes delivered, and in particular, the prior year's quarter included significant revenue from Orange Is the New Black Season 7 and Step Up: High Water Season 2. This decrease was offset partially by higher intersegment revenues from the licensing of Starz original series (P-Valley and Power Season 6).
International revenue in the three months ended December 31, 2019 decreased $18.5 million, or 51.5%, due to revenue in the prior year's quarter from Orange Is the New Black Season 7, Step Up: High Water Season 2 and Greenleaf Season 3, which compared to revenue in the current quarter from Greenleaf Season 4.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2019 increased $3.9 million, or 2.2%. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. In particular, the prior year's quarter included significant revenue from higher margin television series such as Orange Is The New Black and Step Up: High Water, as compared to the current year's quarter which included new television programs (Manhunt, Zoey's Extraordinary Playlist, Mythic Quest, Kevin Hart: Don't F**k This Up), which typically result in higher amortization expenses in relation to revenues initially.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2019 decreased as compared to the three months ended December 31, 2018, due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $1.3 million, or 11.4%, primarily due to decreases in salaries and related expenses, incentive compensation and professional fees.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2019 and 2018.

	Three Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$382.4	$366.8	$15.6	4.3%
Expenses:
Direct operating expense	162.8	140.1	22.7	16.2%
Distribution & marketing expense	95.2	69.5	25.7	37.0%
Gross contribution	124.4	157.2	(32.8)	(20.9)%
General and administrative expenses	22.3	23.1	(0.8)	(3.5)%
Segment profit	$102.1	$134.1	$(32.0)	(23.9)%

Direct operating expense as a percentage of revenue	42.6%	38.2%

Gross contribution as a percentage of revenue	32.5%	42.9%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended				Three Months Ended
	December 31, 2019				December 31, 2018
	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$367.6	$6.1	$8.7	$382.4	$361.5	$0.6	$4.7	$366.8
Expenses:
Direct operating expense	128.4	32.6	1.8	162.8	137.9	1.7	0.5	140.1
Distribution & marketing expense	70.5	9.5	15.2	95.2	63.7	1.3	4.5	69.5
Gross contribution	168.7	(36.0)	(8.3)	124.4	159.9	(2.4)	(0.3)	157.2
General and administrative expenses	17.1	3.7	1.5	22.3	20.0	2.0	1.1	23.1
Segment profit	$151.6	$(39.7)	$(9.8)	$102.1	$139.9	$(4.4)	$(1.4)	$134.1

Revenue. The table below sets forth, for the periods presented, subscriptions to our Media Networks and STARZPLAY Arabia services:

	December 31,	December 31,
	2019	2018
	(Amounts in millions)
Domestic Subscribers
STARZ	23.5	25.1
Streaming Services(1)	0.6	0.2
	24.1	25.3
International Subscribers
STARZPLAY International	2.7	0.1
STARZPLAY Arabia(2)	1.7	1.0
	4.4	1.1
Total Domestic and International Subscribers	28.5	26.4

Subscribers by Platform:
Linear Subscribers	19.9	21.5
OTT Subscribers(3)	8.6	4.9
Total Global Subscribers	28.5	26.4
___________________

(1)	Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.

(2)	Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.

(3)	OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

The increase in Media Networks' revenue was driven by higher Starz Networks' revenue of $6.1 million, higher STARZPLAY International revenue of $5.5 million and increased revenue from Streaming Services of $4.0 million due to subscriber growth. The increase in Starz Networks revenue was primarily a result of higher OTT revenue resulting from increased subscriptions, which was partially offset by declines from traditional linear services. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories launched in the prior year's quarter, and additional territories launched since December 31, 2018. Streaming Services revenue increased due to subscriber growth.
During the three months ended December 31, 2019 and 2018, the following original series premiered on STARZ:

Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Dublin Murders	Outlander Season 4
Leavenworth	Counterpart Season 2

Direct Operating and Distribution and Marketing Expenses. Starz Networks' and STARZPLAY International's direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks segment can fluctuate from period to period depending on the number of new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the launch of the STARZPLAY international service has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks' direct operating expense is due to higher direct operating expense at STARZPLAY International, which was partially offset by lower Starz Networks' direct operating expense during the three months ended December 31, 2019. Direct operating expense at STARZPLAY International increased as a result of higher programming cost amortization related to the launch and operation of STARZPLAY in additional international territories since December 31, 2018. The decrease in direct operating expense at Starz Networks was due to a benefit of $4.6 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, and lower programming amortization related to our Starz Originals, which was partially offset by higher programming amortization related to theatrical releases under our programming output agreement.
The increase in Media Networks distribution and marketing expense is due to higher Streaming Services, STARZPLAY International and Starz Networks distribution and marketing expense. The increase in Streaming Services was attributable to increased marketing costs in order to drive subscriber growth. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories launched in the prior year's quarter, and additional territories launched since December 31, 2018. Distribution and marketing expense for Starz Networks increased as a result of increased operating costs and increased marketing spend with our distributors.
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended December 31, 2019 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International, which has continued to expand in additional territories, and negative contributions from Streaming Services. The decrease in gross contribution compared to the prior year's quarter was due to higher negative contributions from STARZPLAY International, and to a lesser extent, higher negative contributions from Streaming Services, offset partially by an increase in gross contribution from Starz Networks.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2019 decreased slightly from the prior year's quarter, driven by a decrease in Starz Networks, offset by increased general and administrative expenses for STARZPLAY International. The decrease in Starz Networks resulted primarily from a decrease in payroll and related costs.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,277.6	$1,106.9	$170.7	15.4%
Television Production	743.2	648.1	95.1	14.7%
Media Networks	1,128.8	1,099.0	29.8	2.7%
Intersegment eliminations	(203.9)	(87.1)	(116.8)	134.1%
Total revenues	2,945.7	2,766.9	178.8	6.5%
Expenses:
Direct operating	1,662.0	1,495.2	166.8	11.2%
Distribution and marketing	791.7	608.3	183.4	30.1%
General and administration	317.3	335.2	(17.9)	(5.3)%
Depreciation and amortization	143.0	122.1	20.9	17.1%
Restructuring and other	16.8	42.1	(25.3)	(60.1)%
Total expenses	2,930.8	2,602.9	327.9	12.6%
Operating income	14.9	164.0	(149.1)	(90.9)%
Interest expense	(145.7)	(152.2)	6.5	(4.3)%
Shareholder litigation settlements	—	(114.1)	114.1	n/a
Interest and other income	7.0	9.0	(2.0)	(22.2)%
Other expense	(9.7)	(1.8)	(7.9)	n/a
Loss on extinguishment of debt	(1.4)	—	(1.4)	n/a
Loss on investments	(0.3)	(43.2)	42.9	(99.3)%
Equity interests loss	(15.7)	(28.8)	13.1	(45.5)%
Loss before income taxes	(150.9)	(167.1)	16.2	(9.7)%
Income tax benefit (provision)	(6.5)	26.6	(33.1)	(124.4)%
Net loss	(157.4)	(140.5)	(16.9)	12.0%
Less: Net loss attributable to noncontrolling interest	14.0	11.5	2.5	21.7%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(143.4)	$(129.0)	$(14.4)	11.2%

Revenues. Consolidated revenues increased in the nine months ended December 31, 2019, due to increases in Motion Picture, and to a lesser extent, Media Networks revenues, which were partially offset by lower third-party Television Production revenue (a substantial portion of intersegment eliminations relates to Television Production revenue). Motion Picture revenue increased due to higher theatrical and home entertainment revenue driven by the performance and greater number of films released from our Fiscal 2020 Theatrical Slate, offset partially by lower television and other revenue. Media Networks revenue increased due to increased revenue across STARZPLAY International, Streaming Services, and Starz Networks. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019		2018		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$625.1	48.9%	$579.4	52.3%	$45.7	7.9%
Television Production	660.9	88.9	539.7	83.3	121.2	22.5%
Media Networks	499.8	44.3	442.5	40.3	57.3	12.9%
Other	82.7	nm	17.3	nm	65.4	378.0%
Intersegment eliminations	(206.5)	nm	(83.7)	nm	(122.8)	146.7%
	$1,662.0	56.4%	$1,495.2	54.0%	$166.8	11.2%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the nine months ended December 31, 2019 due to increased Media Networks direct operating expense, other direct operating expense (as further described below), and Motion Picture direct operating expense, and slightly increased Television Production direct operating expense net of intersegment eliminations (a substantial portion of intersegment eliminations relates to Television Production). Media Networks direct operating expense increased due to higher programming amortization at STARZPLAY International, which was partially offset by lower direct operating expense at Starz Networks, which included a benefit of $41.3 million associated with the modification of a content licensing arrangement net of amortization for related changes in content availability and air dates. Motion Picture direct operating expense increased due to increased Motion Picture revenue and higher investment-in-film write-downs, which were partially offset by lower Motion Picture direct operating expense as a percentage of revenue, driven by the lower amortization rate of the Fiscal 2020 Theatrical Slate in the current period as compared to the amortization rate of the Fiscal 2019 Theatrical Slate in the prior year's period. See further discussion in the Segment Results of Operations section below.
During the nine months ended December 31, 2019, in connection with recent management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $74.0 million in the current period (representing $66.2 million related to the Media Networks segment, and $7.8 million related to the Television Production segment), which are included in direct operating expense in the unaudited condensed consolidated statement of operations and reflected in the "other" line item in the table above (see Note 15 to our unaudited condensed consolidated financial statements). In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$468.8	$341.2	$127.6	37.4%
Television Production	23.5	29.0	(5.5)	(19.0)%
Media Networks	299.0	237.8	61.2	25.7%
Other	0.4	0.3	0.1	n/a
	$791.7	$608.3	$183.4	30.1%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$318.0	$197.6	$120.4	60.9%

Distribution and marketing expenses increased in the nine months ended December 31, 2019, due to increased Motion Picture theatrical P&A associated with an increased number of theatrical releases, and to a lesser extent, increased Media Networks distribution and marketing expense across Streaming Services, STARZPLAY International and Starz Networks, partially offset by a slight decrease in Television Production distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2019	% of Revenues	2018	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$76.1		$78.6		$(2.5)	(3.2)%
Television Production	26.9		32.9		(6.0)	(18.2)%
Media Networks	62.7		73.3		(10.6)	(14.5)%
Corporate	73.0		79.2		(6.2)	(7.8)%
	238.7	8.1%	264.0	9.5%	(25.3)	(9.6)%
Share-based compensation expense	39.5		40.2		(0.7)	(1.7)%
Purchase accounting and related adjustments	39.1		31.0		8.1	26.1%
Total general and administrative expenses	$317.3	10.8%	$335.2	12.1%	$(17.9)	(5.3)%

General and administrative expenses decreased in the nine months ended December 31, 2019, resulting from decreases in Media Networks, Corporate, Television Production, and Motion Picture general and administrative expenses and a slight decrease in share-based compensation expense, partially offset by increased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $6.2 million, or 7.8%, primarily due to decreases in professional fees and salaries and related expenses.
Purchase accounting and related adjustments increased $8.1 million, or 26.1%, primarily due to the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, which was acquired on May 29, 2018 and thus the prior year's period included only seven months of activity.
The decrease in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018 is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards. The following table reconciles this amount to total share-based compensation expense:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Share-based compensation expense by expense category
Other general and administrative expense	$39.5	$40.2
Restructuring and other(1)	0.3	2.4
Direct operating expense	1.1	0.8
Distribution and marketing expense	0.4	0.3
Total share-based compensation expense	$41.3	$43.7
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
Depreciation and Amortization Expense. Depreciation and amortization of $143.0 million for the nine months ended December 31, 2019 increased $20.9 million, from $122.1 million in the nine months ended December 31, 2018 due to a change in the amortization method for the Starz Traditional Affiliate customer relationships in the quarter ended September 30, 2019, which resulted in an increase to amortization expense of $23.5 million in the current period. See Note 1 to our unaudited condensed consolidated financial statements under the Change In Estimate section for further details.
Restructuring and Other. Restructuring and other decreased $25.3 million in the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2019 and 2018 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$7.7	$17.0	$(9.3)	(54.7)%
Accelerated vesting on equity awards (see Note 12)	0.3	2.4	(2.1)	n/a
Total severance costs	8.0	19.4	(11.4)	(58.8)%
Transaction and related costs(2)	8.8	22.7	(13.9)	(61.2)%
	$16.8	$42.1	$(25.3)	(60.1)%
_______________________

(1)	Severance costs in the nine months ended December 31, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
Transaction and related costs in the nine months ended December 31, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In the nine months ended December 31, 2018, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters, and to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions.

Interest Expense. Interest expense of $145.7 million in the nine months ended December 31, 2019 decreased $6.5 million from the nine months ended December 31, 2018. The following table sets forth the components of interest expense for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$5.2	$7.2
Term loans	59.9	63.5
5.875% Senior Notes	22.9	22.9
6.375% Senior Notes	26.2	—
Other(1)	20.3	14.3
	134.5	107.9
Amortization of debt discount and financing costs	11.2	9.0
	145.7	116.9
Interest on dissenting shareholders' liability(2)	—	35.3
Total interest expense	$145.7	$152.2
 ______________________

(1)	Amounts include interest expense related to the Company's interest rate swap agreements (see Note 17 to our unaudited condensed consolidated financial statements).

(2)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz merger.
Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in the nine months ended December 31, 2018 includes the following: (i) $54.8 million for the net expense recorded for the settlement of the Fiduciary Litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million, and (ii) $59.3 million related to the Appraisal Litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. There were no comparable charges in the nine months ended December 31, 2019. See Note 16 to our unaudited condensed consolidated financial statements.
Other Expense. Other expense of $9.7 million for the nine months ended December 31, 2019 compared to other expense of $1.8 million for the nine months ended December 31, 2018, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended December 31, 2019 was $1.4 million and was related to early repayments of $101.9 million in principal outstanding on the Term Loan B. There was no comparable loss in the nine months ended December 31, 2018. See Note 5 to our unaudited condensed consolidated financial statements.
Loss on Investments. Loss on investments of $0.3 million for the nine months ended December 31, 2019 compared to loss on investments of $43.2 million for the nine months ended December 31, 2018, which was primarily due to other-than-temporary impairments on investments in equity securities without readily determinable fair values and notes receivable which were written down to their estimated fair value in the prior year's period, and to a lesser extent, unrealized losses on equity securities.

Equity Interests Loss. Equity interests loss of $15.7 million in the nine months ended December 31, 2019 compared to equity interests loss of $28.8 million in the nine months ended December 31, 2018, which included equity losses from Pop (50.0% equity interest sold in March 2019).

Income Tax (Provision) Benefit. We had an income tax provision of $6.5 million in the nine months ended December 31, 2019, compared to an income tax benefit of $26.6 million in the nine months ended December 31, 2018. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes imposed by the Tax Act. Our income tax benefit for the nine months ended December 31, 2018 was also impacted by the tax deductions generated by our capital structure, which included certain foreign affiliate dividends in our Canadian jurisdiction that could be received without being subject to tax under Canadian tax law.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2019 was $143.4 million, or basic and diluted net loss per common share of $0.66 on 217.2 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2018 of $129.0 million, or basic and diluted net loss per common share of $0.61 on 213.2 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation other than annual bonuses granted in immediately vested stock awards when applicable, certain programming and content charges as a result of changes in management and associated programming and content strategy, when applicable, and purchase accounting and related adjustments, when applicable. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated loss before income taxes is presented in Note 15 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,277.6	$1,106.9	$170.7	15.4%
Expenses:
Direct operating expense	625.1	579.4	45.7	7.9%
Distribution & marketing expense	468.8	341.2	127.6	37.4%
Gross contribution	183.7	186.3	(2.6)	(1.4)%
General and administrative expenses	76.1	78.6	(2.5)	(3.2)%
Segment profit	$107.6	$107.7	$(0.1)	(0.1)%

U.S. theatrical P&A expense included in distribution and marketing expense	$318.0	$197.6	$120.4	60.9%

Direct operating expense as a percentage of revenue	48.9%	52.3%

Gross contribution as a percentage of revenue	14.4%	16.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019			2018			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$289.2	$27.3	$316.5	$101.8	$46.1	$147.9	$168.6
Home Entertainment
Digital Media	188.0	124.1	312.1	109.8	143.2	253.0	59.1
Packaged Media	114.2	82.8	197.0	82.4	126.6	209.0	(12.0)
Total Home Entertainment	302.2	206.9	509.1	192.2	269.8	462.0	47.1
Television	138.4	39.3	177.7	159.4	48.2	207.6	(29.9)
International	193.4	63.2	256.6	200.8	53.5	254.3	2.3
Other	15.8	1.9	17.7	31.4	3.7	35.1	(17.4)
	$939.0	$338.6	$1,277.6	$685.6	$421.3	$1,106.9	$170.7
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

Theatrical revenue increased $168.6 million, or 114.0%, in the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018, primarily driven by the performance and greater number of the Feature Films released in the current period, and included significant revenue from John Wick: Chapter 3 - Parabellum, Knives Out, Scary Stories to Tell in the Dark, Angel Has Fallen, Midway and Rambo: Last Blood. This increase was partially offset by a decrease from Other Film due to theatrical revenue in the prior year's period from Overboard and Extinction.

Home entertainment revenue increased $47.1 million, or 10.2%, in the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018, driven by by an increase of $110.0 million from our Feature Films, which was partially offset by a decrease of $62.9 million from Other Film. The increase in Feature Film home entertainment revenue was due to the performance of our Fiscal 2020 Theatrical Slate, and in particular, significant digital and packaged media revenues from John Wick: Chapter 3 - Parabellum. The increase was also, to a lesser extent, due to a greater number of Feature Films released on home entertainment. The decrease in revenue from Other Film was primarily due to home entertainment revenue in the prior year's period from I Can Only Imagine, Hostiles, and Overboard.
Television revenue decreased $29.9 million, or 14.4%, in the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018 due primarily to fewer Feature Films from our Fiscal 2020 and 2019 Theatrical Slates with television windows opening in the current period as compared to the number of Feature Films from our Fiscal 2018 Theatrical Slate in the prior year's period.
Other revenue decreased $17.4 million, or 49.6%, in the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 due to Feature Film revenues from an other ancillary market licensing arrangement in the prior year's period.

Direct Operating Expense. The increase in direct operating expenses is due to an increase in Motion Picture revenues, and higher investment-in-film write-downs, which were partially offset by decreased direct operating expenses as a percentage of motion pictures revenue. Investment in film write-downs for the period increased to $38.8 million in the nine months ended December 31, 2019, as compared to approximately $17.4 million in the nine months ended December 31, 2018. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period, and in particular, the lower amortization rate of the Fiscal 2020 Theatrical Slate releases contributing significant revenue in in the current period (John Wick: Chapter 3 - Parabellum, Knives Out, Angel Has Fallen, Scary Stories to Tell in the Dark) as compared to the Fiscal 2019 Theatrical Slate releases contributing significant revenue in the prior year's period (The Spy Who Dumped Me, Robin Hood).
Distribution and Marketing Expense. The increase in distribution and marketing expense in the nine months ended December 31, 2019 is primarily due to higher theatrical P&A spending on a greater number of Feature Film theatrical releases. In the nine months ended December 31, 2019, approximately $11.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as I Still Believe, Barb and Star Go to Visa Del Mar, and Antebellum. In the nine months ended December 31, 2018, approximately $6.6 million of P&A was incurred in advance for films to be released in subsequent periods, such as The Commuter, Early Man and Robin Hood.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2019 decreased as compared to the nine months ended December 31, 2018, primarily due to increased Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, partially offset by increased Motion Picture revenue and lower direct operating expenses as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2019 decreased $2.5 million, or 3.2%, primarily due to decreases in salaries and related expenses.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$743.2	$648.1	$95.1	14.7%
Expenses:
Direct operating expense	660.9	539.7	121.2	22.5%
Distribution & marketing expense	23.5	29.0	(5.5)	(19.0)%
Gross contribution	58.8	79.4	(20.6)	(25.9)%
General and administrative expenses	26.9	32.9	(6.0)	(18.2)%
Segment profit	$31.9	$46.5	$(14.6)	(31.4)%

Direct operating expense as a percentage of revenue	88.9%	83.3%

Gross contribution as a percentage of revenue	7.9%	12.3%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Television Production	(Amounts in millions)
Television	$526.4	$454.4	$72.0	15.8%
International	113.3	94.7	18.6	19.6%
Home Entertainment
Digital	47.6	54.1	(6.5)	(12.0)%
Packaged Media	2.2	5.9	(3.7)	(62.7)%
Total Home Entertainment	49.8	60.0	(10.2)	(17.0)%
Other	53.7	39.0	14.7	37.7%
	$743.2	$648.1	$95.1	14.7%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018 due to increased intersegment revenues from the licensing of Starz original series, and to a lesser extent, an increase in revenue from television episodes delivered. These increases were offset slightly by decreased license fees from unscripted television programs in the current period as compared to the prior year's period.
International revenue in the nine months ended December 31, 2019 increased $18.6 million, or 19.6% as compared to the nine months ended December 31, 2018, primarily due to revenue from Mythic Quest Season 1, Dear White People Season 3, Orange Is the New Black Season 7, and Greenleaf Season 4, and intersegment revenue from STARZPLAY International from the Starz original series The Rook Season 1, Vida Season 2, Power Season 6 and The Spanish Princess Season 1 in the current period. This compared to revenue in the prior year's period from Orange Is the New Black Seasons 6 & 7, Step Up: High Water Season 2, Greenleaf Season 3, and Power Season 5.
Home entertainment revenue in the nine months ended December 31, 2019 decreased $10.2 million, or 17.0%, primarily driven by digital media revenue in the prior year's period for the Starz original series, The Missing Season 2 and Black Sails Season 4.
Other revenue increased in the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 due to revenue in the current period from 3 Arts Entertainment, which compared to revenue in the prior year's period from the acquisition date of May 29, 2018 to December 31, 2018.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2019 increased $121.2 million, or 22.5% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period. In particular, the prior year's period included significant revenue from higher margin television series, such as Orange Is The New Black, Step Up: High Water, and Family Feud as compared to the current year's period which included new television programs (Manhunt, Zoey's International Playlist, Mythic Quest, Kevin Hart: Don't F**k This Up, The Rook, Ambitions), which typically result in higher amortization expenses in relation to revenues initially.

Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2019 decreased as compared to the nine months ended December 31, 2018, due to higher direct operating expenses as a percentage of television production revenue, partially offset by higher television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $6.0 million, or 18.2%, primarily due to decreases in salaries and related expenses and incentive compensation. The nine months ended December 31, 2018 included general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,128.8	$1,099.0	$29.8	2.7%
Expenses:
Direct operating expense	499.8	442.5	57.3	12.9%
Distribution & marketing expense	299.0	237.8	61.2	25.7%
Gross contribution	330.0	418.7	(88.7)	(21.2)%
General and administrative expenses	62.7	73.3	(10.6)	(14.5)%
Segment profit	$267.3	$345.4	$(78.1)	(22.6)%

Direct operating expense as a percentage of revenue	44.3%	40.3%

Gross contribution as a percentage of revenue	29.2%	38.1%
The following table sets forth the Media Networks segment profit by product line:

	Nine Months Ended				Nine Months Ended
	December 31, 2019				December 31, 2018
	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,092.4	$13.6	$22.8	$1,128.8	$1,086.1	$0.9	$12.0	$1,099.0
Expenses:
Direct operating expense	400.8	95.1	3.9	499.8	417.9	18.4	6.2	442.5
Distribution & marketing expense	248.5	21.5	29.0	299.0	223.4	2.5	11.9	237.8
Gross contribution	443.1	(103.0)	(10.1)	330.0	444.8	(20.0)	(6.1)	418.7
General and administrative expenses	47.5	10.6	4.6	62.7	65.2	4.7	3.4	73.3
Segment profit	$395.6	$(113.6)	$(14.7)	$267.3	$379.6	$(24.7)	$(9.5)	$345.4

Revenue. The table below sets forth, for the periods presented, subscriptions to our Media Networks and STARZPLAY Arabia services:

	December 31,	December 31,
	2019	2018
	(Amounts in millions)
Domestic Subscribers
STARZ	23.5	25.1
Streaming Services(1)	0.6	0.2
	24.1	25.3
International Subscribers
STARZPLAY International	2.7	0.1
STARZPLAY Arabia(2)	1.7	1.0
	4.4	1.1
Total Domestic and International Subscribers	28.5	26.4

Subscribers by Platform:
Linear Subscribers	19.9	21.5
OTT Subscribers(3)	8.6	4.9
Total Global Subscribers	28.5	26.4
___________________

(1)	Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.

(2)	Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.

(3)	OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
The increase in Media Networks' revenue was driven by higher STARZPLAY International revenue of $12.7 million, increased revenue from Streaming Services of $10.8 million, and increased Starz Networks' revenue of $6.3 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories launched in the prior year's period, and additional territories launched since December 31, 2018. Streaming Services revenue increased due to subscriber growth. Starz Networks' revenue increased as a result of higher OTT revenue resulting from increased subscriptions, which was mostly offset by declines in revenues from traditional linear services.
During the nine months ended December 31, 2019 and 2018, the following original series premiered on STARZ:

Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
First Quarter:	First Quarter:
The Spanish Princess	Howard's End
Vida Season 2	Sweetbitter Season 1
The Rook Season 1	Vida Season 1
Wrong Man Season 1
Second Quarter:	Second Quarter:
Sweetbitter Season 2	Power Season 5
Power Season 6	America to Me
Power Confidential Season 1	Warriors of Liberty City
Third Quarter:	Third Quarter:
Dublin Murders	Outlander Season 4
Leavenworth	Counterpart Season 2

Direct Operating and Distribution and Marketing Expenses. Starz Networks' and STARZPLAY International direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the launch of the STARZPLAY international service has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks direct operating expenses is due to higher direct operating expenses at STARZPLAY International, which were partially offset by lower Starz Networks' direct operating expenses during the nine months ended December 31, 2019. Direct operating expenses at STARZPLAY International increased as a result of higher programming cost amortization related to the launch and operation of STARZPLAY in additional international territories since December 31, 2018. The decrease in direct operating expense at Starz Networks was due to a benefit of $41.3 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, and lower programming amortization related to our Starz Originals, which was partially offset by higher programming amortization related to theatrical releases under our programming output agreement, and higher development expense related to our Starz Originals.
The increase in Media Networks distribution and marketing expense is due to increases at Starz Networks, and to a lesser extent, STARZPLAY International and Streaming Services. Starz Networks' distribution and marketing expense increased due to increased operating costs and increased marketing spend with our distributors. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories launched in the prior year's period, and additional territories launched since December 31, 2018. The increase in distribution and marketing expense for Streaming Services was attributable to increased marketing costs in order to drive subscriber growth.
Gross Contribution. Gross contribution of the Media Networks' segment for the nine months ended December 31, 2019 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories, and to a lesser extent, negative contributions from Streaming Services. The decrease in gross contribution compared to the prior year's period was primarily due to higher negative contributions from STARZPLAY International.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the nine months ended December 31, 2019 decreased from the prior year's period, driven by a decrease in Starz Networks, partially offset by increased general and administrative expenses for STARZPLAY International. The decrease in Starz Networks resulted from a decrease in payroll and related costs.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. Our debt at December 31, 2019 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at December 31, 2019) entered into on March 22, 2018 (the "Revolving Credit Facility"), a five-year term loan A facility issued March 22, 2018 (the "Term Loan A"), a seven-year term loan B facility issued March 22, 2018 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
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
In addition, the Company has a redeemable noncontrolling interest balance of $150.1 million as of December 31, 2019 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.

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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition, the launch of the Company's STARZPLAY international service has and will require capital investment as the service expands to other international territories. We believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, and available production financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. However, we may seek alternative sources of capital in connection with the STARZPLAY international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2019, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2019, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $283.2 million of our common shares have been purchased under the plan, leaving approximately $184.7 million of authorized potential purchases. The remaining $184.7 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. We did not repurchase any shares during the three months ended December 31, 2019.
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
Capacity to Pay Dividends. At December 31, 2019, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net loss, and therefore the Company's net loss of $157.4 million and retained earnings of $44.5 million were deemed free of restrictions at December 31, 2019.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $10.1 million for the nine months ended December 31, 2019 and decreased by $270.4 million for the nine months ended December 31, 2018, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2019 and 2018 were as follows:

	Nine Months Ended
	December 31,
	2019	2018	Net Change
	(Amounts in millions)
Operating income	$14.9	$164.0	$(149.1)
Amortization of films and television programs and program rights	1,306.0	1,105.3	200.7
Non-cash share-based compensation	41.4	43.7	(2.3)
Cash interest	(134.5)	(107.9)	(26.6)
Current income tax provision	(5.7)	(9.7)	4.0
Shareholder litigation settlement charges and interest	—	(221.3)	221.3
Other non-cash charges included in operating activities	186.4	151.6	34.8
Cash flows from operations before changes in operating assets and liabilities	1,408.5	1,125.7	282.8

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	271.0	308.5	(37.5)
Investment in films and television programs and program rights	(1,136.1)	(1,073.5)	(62.6)
Other changes in operating assets and liabilities	(109.0)	(105.0)	(4.0)
Changes in operating assets and liabilities	(974.1)	(870.0)	(104.1)
Net Cash Flows Provided By Operating Activities	$434.4	$255.7	$178.7
Cash flows provided by operating activities for the nine months ended December 31, 2019 were $434.4 million compared to cash flows provided by operating activities of $255.7 million for the nine months ended December 31, 2018. The increase in cash provided by operating activities for the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 is due to higher cash flows from operations before changes in operating assets and liabilities, partially offset by an increase in cash used from changes in operating assets and liabilities which were driven by lower decreases in accounts receivable and other assets, increases in investment in films and television programs and program rights, and other changes in operating assets and liabilities. The other changes in operating assets and liabilities reflect higher decreases in participations and residuals, partially offset by lower decreases in accounts payable and accrued liabilities. In addition, cash flows provided by operating activities for the nine months ended December 31, 2019 benefited by approximately $280.9 million from the monetization of accounts receivables programs (see Note 18 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2019 and 2018 were as follows:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Investment in equity method investees	$(14.8)	$(39.6)
Business acquisitions, net of cash acquired of $5.5	—	(77.3)
Capital expenditures	(24.0)	(28.9)
Net Cash Flows Used In Investing Activities	$(38.8)	$(145.8)

Cash used in investing activities of $38.8 million for the nine months ended December 31, 2019 compared to cash used in investing activities of $145.8 million for the nine months ended December 31, 2018, as reflected above. The change was primarily due to cash used for the purchase of 3 Arts Entertainment, net of cash acquired, in the nine months ended December 31, 2018 (see Note 2 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows used in financing activities for the nine months ended December 31, 2019 and 2018 were as follows:

	Nine Months Ended
	December 31,
	2019	2018
	(Amounts in millions)
Debt - borrowings	$597.1	$2,909.5
Debt - repayments	(738.6)	(2,468.8)
Net borrowings (repayments) of debt	(141.5)	440.7

Production loans - borrowings	54.0	246.9
Production loans - repayments	(290.9)	(208.2)
Net proceeds from (repayments of) production loans	(236.9)	38.7

Payment of dissenter liability accrued at acquisition	—	(797.3)
Other financing activities	(7.1)	(62.4)
Net Cash Flows Used In Financing Activities	$(385.5)	$(380.3)
Cash flows used in financing activities of $385.5 million for the nine months ended December 31, 2019 compared to cash flows used in financing activities of $380.3 million for the nine months ended December 31, 2018. Cash flows used in financing activities for the nine months ended December 31, 2019 primarily reflects net production loan repayments of $236.9 million and net debt repayments of $141.5 million, which consisted of early repayments of $101.9 million in principal outstanding on the Term Loan B and required repayments on our term loans.
Cash flows used in financing activities for the nine months ended December 31, 2018 primarily reflects the payment of the dissenting shareholders' liability accrued at acquisition associated with the Starz merger, the repayment of the April 2013 1.25% Notes in the amount of $60.0 million, and required repayments on our term loans. The debt borrowings and repayments above reflect an intercompany refinancing transaction during the nine months ended December 31, 2018. In addition, cash flows used in financing activities in the nine months ended December 31, 2018 reflects net production loan borrowings of $38.7 million, and cash paid for dividends of $57.4 million.

Debt
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our debt.

Production Loans

See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2019:

	Three Months Ending March 31,	Year Ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of December 31, 2019 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	9.4	52.5	75.0	585.0	—	—	721.9
Term Loan B	3.1	12.5	12.5	12.5	12.5	943.2	996.3
5.875% Senior Notes	—	—	—	—	—	520.0	520.0
6.375% Senior Notes	—	—	—	—	550.0	—	550.0
Film obligations and production loans(1)	89.1	244.0	31.0	29.3	3.2	0.8	397.4
Finance lease obligations principal payments	0.8	3.0	0.9	0.9	1.0	36.6	43.2
	102.4	312.0	119.4	627.7	566.7	1,500.6	3,228.8
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	155.6	446.7	145.3	82.7	47.2	30.7	908.2
Interest payments(3)	39.6	160.3	159.6	155.3	127.2	119.4	761.4
Other contractual obligations	56.1	78.6	51.3	24.6	2.8	0.4	213.8
	251.3	685.6	356.2	262.6	177.2	150.5	1,883.4
Total future repayment of debt and other commitments under contractual obligations (4)	$353.7	$997.6	$475.6	$890.3	$743.9	$1,651.1	$5,112.2
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

(4)
Not included in the amounts above are $150.1 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.7 billion at December 31, 2019. The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.0 billion at December 31, 2019 (March 31, 2019 - $1.2 billion).
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
Interest Rate Risk. At December 31, 2019, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 17 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of December 31, 2019, each quarter point change in interest rates would result in a $3.8 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest production loans incur interest at rates ranging from approximately 3.90% to 4.56% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, three, or six-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.4 million in additional costs capitalized to the respective film or television asset.

At December 31, 2019, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding principal value of $1.07 billion, and an estimated fair value of $1.10 billion. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $32.3 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $23.7 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2019:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	December 31, 2019
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	9.4	52.5	75.0	585.0	—	—	721.9	714.7
Average Interest Rate	3.51%	3.51%	3.51%	3.51%	—	—
Term Loan B(1)	3.1	12.5	12.5	12.5	12.5	943.2	996.3	990.0
Average Interest Rate	4.01%	4.01%	4.01%	4.01%	4.01%	4.01%
Production loans	2.7	128.2	—	18.4	—	—	149.3	149.3
Average Interest Rate	4.42%	4.50%	—	4.06%	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	—	520.0	520.0	527.8
Interest Rate	—	—	—	—	—	5.875%
6.375% Senior Notes	—	—	—	—	550.0	—	550.0	569.3
Interest Rate	—	—	—	—	6.375%	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	—	1,700.0	1,700.0	(107.0)
 ____________________

(1)	The effective interest rate in the table above is before the impact of interest rate swaps.

(2)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt with fixed rates paid ranging from 2.723% to 2.915% maturing in March 2025, which as of December 31, 2019, converts the effective rate on our LIBOR-based corporate debt to 4.899%. See Note 17 to our unaudited condensed consolidated financial statements.

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
As of December 31, 2019, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2019.
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

At December 31, 2019, the carrying value of our goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively.  Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016.  Our reporting units for purposes of goodwill impairment testing, along with their respective balances at December 31, 2019 were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and each of our Television (goodwill of $309 million) and talent management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.  At December 31, 2019, the carrying value of our finite-lived intangible assets was approximately $1.51 billion.  Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (“Traditional Affiliate”), and the carrying value reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition.

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through June 30, 2019, we amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years. Our finite-lived intangible assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value.

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

During the three months ended December 31, 2019, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions used in our assessments are not realized, it is possible that an impairment charge may need to be recorded in the future, which could have a material adverse effect on our financial condition and results of operations.

Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, during the quarter ended September 30, 2019, we determined it was appropriate to change the pattern of amortization of our Starz Traditional Affiliate customer relationship intangible asset (i.e., a finite-lived intangible asset).

During the three months ended December 31, 2019, there were no events or changes in circumstance that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable. Should the revenues from our Traditional Affiliate relationships decline more than the assumed attrition rates used in our current estimates for measuring recoverability of these assets, we may have indicators of impairment which could result in an impairment of our customer relationships intangible assets, or we may need to shorten the useful life or adopt a more accelerated method of amortization.  Both of these occurrences would increase the amount of amortization expense we record, which could have a material adverse effect on our financial condition and results of operations.

For further discussion, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the quarter ended December 31, 2019 were previously reported.

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

No common shares were purchased by us during the three months ended December 31, 2019.

Additionally, during the three months ended December 31, 2019, 5,229 Class A voting shares and 139,370 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 6, 2020		Title:	Duly Authorized Officer and Chief Financial Officer