Form 10-K
period 2020-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2020-05-27
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________

Commission File No.: 1-14880
LIONS GATE ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada				N/A
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

	250 Howe Street,	20th Floor		2700 Colorado Avenue
Vancouver,	British Columbia		V6C 3R8	Santa Monica,	California	90404
(877) 848-3866				(310) 449-9200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,626,643,913, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 18, 2020, 82,899,512 shares of the registrant’s no par value Class A voting common shares were outstanding, and 136,513,166 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “ 2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Portions of the Registrant's Annual Report on Form 10-K for Fiscal 2019, filed with the SEC on May 23, 2019, are incorporated by reference into Part II of this Annual Report on Form 10-K.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors.” These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the report. These factors may also be increased or intensified as a result of the coronavirus (COVID-19 global pandemic), including if there is a resurgence of the COVID-19 global pandemic after the initial outbreak subsides. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LGF.A, LGF.B) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. Lionsgate’s film and television properties support location-based entertainment venues and other branded attractions, as well as a video game business. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure.

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

•
Other. Other revenues are derived from, among others, the licensing of our film and television and related content (e.g., games, music, location-based entertainment royalties, etc.) to other ancillary markets.

Television Production

Our Television Production segment includes revenues derived from the following:

•
Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to subscription-video-on-demand (“SVOD”) platforms in which the initial license of a television series is to an SVOD platform.

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

•	STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services internationally.

•	Other Streaming Services. Other Streaming Services revenues are derived primarily from our majority owned premium Spanish language streaming services business, Pantaya.

Segment Revenue

For the year ended March 31, 2020, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 43.0%, Television Production 25.7% and Media Networks 38.2%, and intersegment revenue eliminations represented (6.9)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 21.3%;
•Home Entertainment, 42.2%;
•Television, 14.8%;
•International, 20.4%; and
•Motion Picture-Other, 1.3%.

Within the Television Production segment, revenues were generated from the following:
•Television, 71.5%;
•International, 15.3%;
•Home Entertainment, 6.1%; and
•Television Production-Other, 7.1%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 96.2%;
•STARZPLAY International, 1.5%
•Other Streaming Services, 2.3%.

Corporate Strategy

We continue to grow and diversify our portfolio of content to capitalize on demand from streaming and traditional platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of content, by balancing our financial risks against the probability of commercial success for each project. We also continue to invest in new programming and support the growth of STARZ’s direct-to-consumer offering and expansion of STARZPLAY, our international premium branded SVOD service. We believe that our strategic focus on content, alignment of our content creation and distribution platforms, and creation of other innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and create significant incremental long-term value for our shareholders.

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

Theatrical Releases

In fiscal 2020 (i.e., the twelve-month period ended March 31, 2020), we released 28 films in the U.S. across all our labels, which included the following:

•	Twelve films released through our Lionsgate and Summit Entertainment labels (including films developed and produced in-house, films co-developed and co-produced and films acquired from third parties);

•	Three films released through our Good Universe label;

•	Three films released through Pantelion Films, our joint venture with Grupo Televisa; and

•	Ten films released through our partnership with Roadside Attractions.

Fiscal 2020 Theatrical Releases
Title	Release Date	Label/Partnership
I Still Believe*	March 13, 2020	Lionsgate
Hope Gap	March 6, 2020	Roadside Attractions
Las Pildoras De Mi Novio (My Boyfriend's Meds)	February 21, 2020	Pantelion Films
The Last Full Measure	January 24, 2020	Roadside Attractions
The Grudge	January 3, 2020	Good Universe/Sony
Bombshell	December 13, 2019	Summit
En Brazos De Un Asesino	December 6, 2019	Pantelion Films
Knives Out	November 27, 2019	Lionsgate
The Warrior Queen Of Jhansi	November 15, 2019	Roadside Attractions
Midway	November 8, 2019	Summit
My Love (Edmond) Cyrano	October 18, 2019	Roadside Attractions
Jexi	October 11, 2019	Lionsgate
Judy	September 27, 2019	Roadside Attractions
Rambo: Last Blood	September 20, 2019	Lionsgate
Tod@s Caen	August 30, 2019	Pantelion Films
Angel Has Fallen	August 23, 2019	Lionsgate
Fiddler: A Miracle Of Miracles	August 23, 2019	Roadside Attractions
Good Boys	August 16, 2019	Good Universe/Universal
Scary Stories To Tell In The Dark	August 9, 2019	Lionsgate
The Peanut Butter Falcon	August 9, 2019	Roadside Attractions
Marianne & Leonard: Words Of Love	July 5, 2019	Roadside Attractions
Anna (2019)	June 21, 2019	Summit
American Woman (2019)	June 14, 2019	Roadside Attractions
John Wick: Chapter 3 - Parabellum	May 17, 2019	Summit
Trial By Fire	May 17, 2019	Roadside Attractions
Long Shot	May 3, 2019	Good Universe/Summit
Fast Color	April 19, 2019	Lionsgate
Hellboy	April 12, 2019	Summit
* Theatrical run terminated early due to the COVID-19 global pandemic.

In fiscal 2020, we also released the following films ‘day-and-date’ (where select titles are released on video-on-demand (“VOD”) and other digital formats on the same day as they are released theatrically):

Fiscal 2020
Day-and-Date Releases
Title	Release Date	Label/Partnership
Intrigo: Death Of An Author	January 17, 2020	Grindstone
Inherit The Viper	January 10, 2020	Lionsgate
Hell On The Border	December 13, 2019	Grindstone
Trauma Center	December 6, 2019	Grindstone
The Courier	November 22, 2019	Grindstone
The Turkey Bowl	November 15, 2019	Lionsgate
Primal	November 8, 2019	Lionsgate
The Gallows Act Ii	October 25, 2019	Lionsgate
Lucky Day	October 11, 2019	Grindstone
The Cotton Club Encore	October 11, 2019	Lionsgate
Semper Fi	October 4, 2019	Lionsgate
10 Minutes Gone	September 27, 2019	Grindstone
3 From Hell	September 16, 2019	Lionsgate/ Saban with Fathom
The Weekend	September 13, 2019	Grindstone
Strange But True	September 6, 2019	Lionsgate
Angel Of Mine	August 30, 2019	Grindstone
Apocalypse Now: Final Cut	August 15, 2019	Lionsgate
The Tracker	August 9, 2019	Grindstone
Killers Anonymous	June 28, 2019	Grindstone
Vault	June 14, 2019	Grindstone
The Poison Rose	May 24, 2019	Grindstone
Crypto	April 12, 2019	Grindstone

Lionsgate and affiliated companies have distributed films that have earned 129 Academy Award® nominations and 32 wins, as well as numerous Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of nearly 17,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Starz, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A24, A&E, Amazon Studios, AMC, CBS Films, Entertainment Studios, Marvel, Saban Entertainment, StudioCanal, and Tyler Perry Studios. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and sale and/or lease of DVDs/Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs/Blu-ray discs to consumers for private viewing. Fulfillment of physical distribution services are substantially licensed to Twentieth Century Fox Home Entertainment.

We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Amazon, Costco and others who buy large volumes of our DVDs/Blu-ray discs to sell directly to consumers. Sales to Wal-Mart accounted for approximately 50% of net home entertainment packaged media revenue in fiscal 2020. We also directly distribute content to the rental market through Redbox, Netflix and others.

Of these titles, certain are released through our subsidiary, Grindstone Entertainment Group, which acquires and/or produces titles as finished pictures and as “pre-buys” based on script, cast and genres, and creates targeted key art, marketing materials and release plans, which are then distributed direct-to-video, VOD and through other media. In fiscal 2020, Grindstone Entertainment Group released 35 titles.

Additionally, we distribute television product including series such as American Gods, Ancient Aliens, Ash vs. Evil Dead, Blue Mountain State, Duck Dynasty, Fear the Walking Dead, Grace and Frankie, Narcos, Into the Badlands, Knightfall, MacGyver, Mad Men, Nurse Jackie, Orange Is The New Black, Power, Project Blue Book, The Royals, The Walking Dead, Vida, Weeds, Zoey’s Extraordinary Playlist, library titles such as Alf and Little House on the Prairie, certain Disney-ABC Domestic Television series, as well as premier children's brands including Saban Brand’s Power Rangers and Aardman’s Shaun the Sheep library.

Our year included the following:

•	In fiscal 2020, four of our theatrical releases, Cold Pursuit, Tyler Perry’s Madea Family Funeral, Rambo: Last Blood, and Midway debuted at number one on DVD/Blu-ray;

•	In fiscal 2020, we shipped approximately 45 million DVD/Blu-ray finished units;

•	In calendar 2019, we had an approximate 9% market share for home entertainment, making us the number six studio in market share overall;

•
In calendar 2019, we maintained a box office-to-home entertainment conversion rate of 25% above the industry average. Box office-to-home entertainment conversion rate is calculated as the ratio of the total of both first cycle DVD release revenues and total digital platform revenues for a theatrical release compared to the total North American box-office revenues from such theatrical release.

Digital Media

Digital media distribution involves delivering content (including certain titles not distributed theatrically or on physical media) by electronic means directly to consumers in-home and on mobile devices. The key distribution methods today include transactional distribution (such as electronic-sell-through (“EST”) and transactional video-on-demand (“TVOD”)), subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”) and free video-on-demand (“FVOD”), as well as distribution through various linear pay, basic cable and free, over-the-air television platforms.

We directly distribute our content to digital transactional distribution platforms and networks including, among others, AMC Theaters On Demand, Amazon, Apple, Vudu, Google Play, Fandango NOW, Microsoft's Movies & TV, and Sony's PlayStation Network. Digital SVOD services to which we license our content include, among others, Netflix, Hulu, and Amazon Prime. AVOD services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, IMDb, Pluto and Peacock. We also directly distribute our content to other transactional distribution platforms, including, among others, MVPDs like Altice USA, Comcast, DIRECTV, DISH Network, and Verizon Fios.

Linear networks to which we distribute our content include, among others, pay television networks such as Starz, EPIX, HBO and Showtime, and basic cable network groups such as NBCUniversal Cable Entertainment, FX, ViacomCBS Domestic Media Networks, Turner Entertainment Networks, A+E Networks and AMC Networks, as well as Freeform, Reelz, Bounce, Telemundo and UniMás.

In fiscal 2020, we achieved the following:

•
Eight titles we distributed, Cold Pursuit, Tyler Perry’s Family Funeral, Long Shot, John Wick Chapter 3, Rambo: Last Blood, Midway, Knives Out, and Bombshell debuted at the number one ranking on the Rentrak On-Demand charts.

•	Five of our titles reached the number one ranking on the iTunes’ movie charts, including John Wick Double Feature, Long Shot, Knives Out, John Wick 3, and Angel Has Fallen.

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

We license rights in all media on a territory by territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Black Label Media, CBS Films, Gold Circle Films, Participant Media, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us internationally in fiscal 2020 included such in-house productions as Knives Out, Bombshell, I Still Believe, John Wick: Chapter 3 - Parabellum, Anna, and Long Shot. Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2020 included Burden, Dark Waters, Playmobil, and Paradise Hills.

Through our territory by territory sales and output arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover 12 major territories including the following:

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

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2020, Lionsgate UK released the following 16 films theatrically:

Fiscal 2020 Theatrical Releases - Lionsgate UK
Title	Release Date
Missing Link	April 5, 2019
Hellboy	April 11, 2019
Red Joan*	April 19, 2019
Long Shot	May 3, 2019
John Wick: Chapter 3 - Parabellum	May 17, 2019
Anna	July 5, 2019
The Queen's Corgi	July 5, 2019
Angel Has Fallen	August 21, 2019
Rambo: Last Blood	September 19, 2019
Skin	September 27, 2019
Farming*	October 11, 2019
Midway	November 8, 2019
Knives Out	November 27, 2019
Bombshell	January 17, 2020
The Personal History of David Copperfield*	January 24, 2020
Military Wives**	March 6, 2020
* British film productions.
** Theatrical run terminated early due to the COVID-19 global pandemic.

Additionally, we have established an office in India to manage operations and growth opportunities in the South Asian/Indian sub-continent. Through our local office in Mumbai, we manage the following activities:

•	License our feature films, television series, library content to local linear and digital platforms;

•	Appoint and work closely with theatrical distribution partners to maximize box office for our films;

•	Partner with local production companies, as well as develop in-house, Indian local language television series and feature films for distribution across other media platforms;

•	Continue to expand our Starz’s offering in the region (branded as Lionsgate Play), through its launch in collaboration with Vodafone Idea and Airtel; and

•	Explore investment opportunities throughout the South Asian/Indian media market.

Motion Picture - Other

Global Live, Interactive and Location Based Entertainment

Our Global Live, Interactive and Location Based Entertainment division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via licensing and launching of live shows and experiences, location-based entertainment destinations, games, and related merchandise around the world, and through select strategic partnerships and investments.

Our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live experiences and events based on our theatrical and television content.

Our Interactive Entertainment business focuses on growing our robust games slate that includes games across PC/console, mobile, casino, tabletop, virtual reality and more, as well as integration of our properties into franchise crossover events with marquee games. We also maintain strategic investments in Finnish mobile game developer/publisher Next Games, live-streaming native mobile gaming platform Mobcrush, and leading esports franchise Immortals.

Our Location Based Entertainment business licenses our Lionsgate, theatrical, and television brands for theme parks, destinations, attractions, and experiences. Our projects currently include, among others, Lionsgate Entertainment World in Hengqin, China, an indoor theme park which opened on July 31, 2019, and a Lionsgate branded theme park zone at the Motiongate Theme Park in Dubai, which opened in October of 2017.

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

Television Production - Television

Lionsgate Television

We currently produce, syndicate and distribute nearly 60 television shows on more than 25 networks (including programming produced by Pilgrim Media Group, of which we own a majority interest).

In fiscal 2020, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (see Starz Original Programming below for original programming that appears on our Starz services), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2020
Scripted - Lionsgate
Title	Network
Dear White People	Netflix
Florida Girls	Pop
Greenleaf	OWN
High Town	Starz
Leavenworth	Starz
MacGyver	CBS
Manhunt: Deadly Games	Charter
Mythic Quest	Apple+
Orange Is The New Black	Netflix
Power	Starz
Power Confidential	Starz
P-Valley	Starz
The Rook	Starz
Vida	Starz
Zoey's Extraordinary Playlist	NBC

Fiscal 2020
Unscripted - Lionsgate
Title	Network
Chasing the Cure	TNT
De Viaje con los Derbez	Pantaya
Gooseberry	Comedy Central
Grant	History
Kevin Hart: Don't F**k This Up	Netflix
Kevin Hart: What The Fit	YouTube
Kevin Hart's Laugh Out Loud	Bounce
Raise The Bar	YouTube
Revenge Body With Khloé Kardashian	E!
Selling Sunset	Netflix
Skindecision	Netflix

Fiscal 2020
Unscripted - Pilgrim Media Group
Title	Network
American Wreckers	History
Driven	Discovery
Fast & Loud	Discovery
Ghost Hunters	A&E
My Big Fat Fabulous Life	TLC
Street Outlaws	Discovery
Street Outlaws: Fastest in America	Discovery
Street Outlaws Memphis	Discovery
Street Outlaws: No Prep King	Discovery
Switching Gears	Discovery
Wicked Tuna	Nat Geo
Wicked Tuna Outer Banks	Nat Geo
Zombie House Flipping	FYI

Fiscal 2020
Syndication - Debmar-Mercury
Title
Ambitions
Bojack Horseman
Caught In Providence
Family Feud
House of Payne
Meet The Browns
Wendy Williams

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

Lionsgate UK also continues to build a robust television business alongside its premier film brand through its various joint ventures and investments. Lionsgate UK holds interests in, and has strategic partnerships with, television and film production company Kindle Entertainment, television production company Further South Productions and television drama company Potboiler Television.

In fiscal 2020, Lionsgate UK television programming (developed in-house and through Lionsgate UK’s interest and partnerships) included the following:

Fiscal 2020 Television - Lionsgate UK
Title	Network	Partner(s)
Kiss Me First	Channel 4/Netflix	Kindle Entertainment, Balloon Entertainment
The A-List	BBC3	Kindle Entertainment
Jerk	BBC3	Primal Media, Roughcut TV
Motherland Series 2	BBC	BBC, Merman, Delightful
The Goes Wrong Show	BBC	Mischief Screen, Big Talk, BBC
Cold Courage	Viaplay	Luminoir

Television Production - Home Entertainment

For information regarding television production home entertainment revenue, see Motion Picture - Home Entertainment above.

Television Production - Other

Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from our interest in 3 Arts Entertainment, a talent management company. 3 Arts Entertainment receives commission revenue from talent representation and are producers on a number of television shows and films where they receive an executive producer fee and back-end participations.

MEDIA NETWORKS

Media Networks - Starz Networks - United States

Starz is a leading provider of premium subscription video programming to MVPDs in the U.S., including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network), OTT providers (such as Amazon, Apple, Google and Hulu), telecommunications companies (such as AT&T and Verizon), and on a direct-to-consumer basis.

Our flagship premium service STARZ had 18.9 million subscribers as of March 31, 2020 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released and library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Our services include 17 linear networks, on-demand and online viewing platforms, and a stand-alone direct-to-consumer service. The linear networks air over 1,000 movies per month from studio partners, including first-run content from Sony Pictures Entertainment, and have a growing line-up of successful original programming. Our services are offered by our Distributors to their subscribers either at a fixed monthly price as part of a programming tier or package or on an a la carte basis, or directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee.

The table below depicts our 17 existing linear services, the respective on-demand service, the STARZ app service and highlights some of their key attributes.

STARZ

STARZ | STARZ CINEMA | STARZ ON DEMAND
STARZ COMEDY | STARZ EDGE
STARZ IN BLACK | STARZ KIDS & FAMILY

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ ON DEMAND: offers more than 2,700 monthly selections, with over 500 movies and approximately 2,100 series episodes

STARZENCORE

STARZ ENCORE | STARZ ENCORE ACTION | STARZ ENCORE BLACK
STARZ ENCORE CLASSIC | STARZ ENCORE ESPAÑOL | STARZ ENCORE FAMILY
STARZ ENCORE SUSPENSE | STARZ ENCORE WESTERNS | STARZ ENCORE ON DEMAND

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- STARZ ENCORE ON DEMAND: offers more than 3,900 monthly selections, with 500 movies and select series movieplex

movieplex | indieplex
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

Demographics and Strategy

Designed to complement any basic television offering across traditional MVPD, wholesale and retail OTT and telecom distribution platforms, STARZ is a best-in-class subscription service delivering premium original series and hit movies with appeal to women and diverse audiences worldwide.

We are focused on developing and distributing authentic and engaging programming that resonates with women, African American, Latinx and LGBTQIA audiences, which have been traditionally underserved in the premium television space. Driven primarily by growing multiplatform viewership amongst these target audiences, Starz is positioned to continue to capture the digital television transition.

Across our digital platforms, the STARZ app provides an alternative for subscribers looking for a competitively priced option. Subscribers have access to a vast library of quality content and a top-rated user experience, along with the ability to download and watch STARZ original series, blockbuster theatricals and favorite classic TV series and movies without an internet connection.

This strategy, combined with a proven management team, will ensure Starz Networks’ services remain a “must have” for subscribers and a meaningful profit center for our Distributors, thereby driving value for our stockholders.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with our Distributors. These agreements require delivery of programming that meets certain standards. We earn revenue under these agreements either (i) based on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates through 2026.

We work with our Distributors to increase the number of subscribers to our services. To accomplish this, we may help fund the Distributors’ efforts to market our services or may permit Distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with Distributors, improve the awareness of our services and maximize subscribers and revenue over the term of these affiliation agreements.

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and certain of the agreements provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.

OTT service

The STARZ app is the single destination for both Distributor authenticated and direct OTT subscribers to stream or download our original series and movie content. The STARZ app:

•	Is available on a wide array of platforms and devices including Amazon Prime Video channels, Apple Channels, Hulu, Roku and You Tube, among others;

•	Includes on-demand streaming and downloadable access for internet-free viewing;

•	Offers instant access to approximately 7,500 selections each month (including STARZ original series and commercial free movies);

•	Is available for purchase as a standalone OTT service for $8.99/month; and

•	Is available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services

Starz Original Programming

Starz Networks contracts with our Television Production segment and other independent production companies to produce original programming that appears on our Starz services.

Starz’s currently announced fiscal 2021 STARZ Originals line-up is as follows:

Title	Number of Episodes
Vida Season 3	6
High Town Season 1	8
P-Valley Season 1	8
TBD 1	TBD
TBD 2	TBD
Power II: Ghost Season 1	10
Spanish Princess Part 2	8
TBD 3	TBD
American Gods Season 3	10
Run the World Season 1	8
TBD 4	TBD
Step Up Season 3	10
TBD

Starz’s fiscal 2020 STARZ Originals line-up was as follows:

Title	Number of Episodes
Spanish Princess Part 1	8
Vida Season 2	10
The Rook Season 1	8
Sweetbitter Season 2	8
Power Season 6	15
Leavenworth (documentary series)	5
Dublin Murders	8
Wrong Man Season 2 (documentary series)	6
Outlander Season 5	12
80

Lionsgate and Starz television programming have earned 235 Emmy® Award nominations including 37 wins, as well as numerous Golden Globe ® Awards, NAACP Awards, GLAAD Awards, Screen Actors Guild Awards nomination and wins.

Output and Content License Agreements

The majority of content on our services consists of movies that have been released theatrically. Starz has an exclusive long-term output licensing agreement with Sony for all qualifying movies released theatrically in the U.S. by studios owned by Sony through December 31, 2021. The Sony agreement, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. Starz does not license movies produced by Sony Pictures Animation. Under this agreement, Starz has valuable exclusive rights to air new movies on linear television services, on-demand or online during two separate windows over a period of approximately three (3) to seven (7) years from their initial theatrical release. Generally, except on a VOD or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz’s windows, and no other premium subscription service may air or stream these releases between the two windows.

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

Media Networks - Starz - International

STARZ is available in 50 countries outside the U.S. through our four (4) international branded services: STARZPLAY in Western Europe and Latin America; STARZ in Canada; LIONSGATE Play in India; and through our STARZPLAY Arabia joint venture in the Middle East and North Africa (see Joint Ventures, Partnerships and Ownership Interests below). These branded services are made available through OTT providers (such as Amazon and Apple), internet protocol television ("IPTV") providers (such as Orange and Vodafone), telecommunications companies (such as Orange and Vodafone), on a direct-to-consumer basis, and cable and satellite providers in Canada only. Across these services, Starz had 5.0 million subscribers as of March 31, 2020.

International Strategy

STARPLAY is positioned as a pure-play premium content service offered at a competitive subscription price, made available through a complementary retail and wholesale distribution strategy.
Premium content that targets all adults is the foundation of our international content strategy. We believe this allows us to operate as a complementary service, not a direct competitor, with other higher priced, broad based video services. STARZPLAY provides subscribers with access to STARZ original series, often airing day-and-date with the U.S., a rich and diverse Lionsgate library of television series, feature films and documentaries, and, to amplify content from the Starz domestic original programming slate, first-run, exclusive third-party programming, including locally produced television shows that align with the STARZ brand. Most content available on STARZPLAY is English-language, available with sub-titles and/or local language dubbing for each country. Starz also expects to co-produce local language content for some countries in the coming years.

We have priced STARZPLAY competitively on a territory by territory basis and made it available through a complementary wholesale and retail distribution strategy that has allowed us to quickly build out our distribution platform with 50 implementations across our 31 country footprint. Our distribution strategy is led with a wholesale model, where STARZPLAY is sold or bundled as an a la carte channel or bundled within our partners’ platforms, including Amazon and Apple, as well as local IPTV and Telco partners. Our wholesale distribution partners manage the technology and infrastructure associated with the exhibition of the STARZPLAY service in exchange for a share of the subscription revenue. To enhance our subscriber reach, we modified our domestic (U.S.) app for deployment internationally to include, among other new features, full European Union General Data Protection Regulation compliance, support for seven (7) languages, multiple audio/closed captioning options and a variety of potential carrier/billing integrations. We expect to launch with additional wholesale partners and deploy the STARZPLAY app in additional countries in the coming years.

STARZPLAY App

The STARZPLAY app is the single destination for direct OTT subscribers to stream on-demand or download our original series and movie content. The STARZPLAY app:

•	Is currently available in eight (8) countries across Europe and Latin America, including France, Germany, Spain, UK, Netherlands, Mexico and Brazil with additional countries to come;

•	The STARZPLAY app includes a language toggle allowing users to select their preferred language for viewing;

•	Offers instant access to approximately 1,000 selections each month (including original series and commercial free movies);

•	Is available for purchase as a standalone OTT service for £/€4.99 in Europe and ~$4.50 in Latin America.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with Distributors. These agreements require delivery of programming that meets certain standards. We earn revenue under these agreements either (i) based on the total number of subscribers who receive our services multiplied by rates specified in the affiliation agreements or (ii) in the case of India, the total number of our distributors’ monthly active video users who view our content multiplied by rates specified in the affiliation agreements. Our affiliation agreements expire at various dates through 2023.

We work with Distributors to increase the number of subscribers to our services. To accomplish this, we may help fund the Distributors’ efforts to market these services or may permit Distributors to offer limited promotional periods with discounted or no payment of subscriber fees. We believe these efforts enhance our relationship with Distributors, improve the awareness of our services and ultimately increase subscribers and revenue over the term of these affiliation agreements.

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are structured on a country by country basis, to be multi-year agreements with staggered expiration dates by Distributor.

STARZPLAY Programming

STARZPLAY contracts with our Television Production segment and other major content licensors to acquire first-run original scripted series that appears on our STARZPLAY services.

STARZPLAY’s currently expected fiscal 2021 first-run STARZ Originals programming, which will be available to STARZPLAY across its footprint in Western Europe, Latin America and Canada, is as follows:

Title	Number of Episodes
Vida Season 3	6
High Town Season 1	8
P-Valley S1	8
TBD 1	TBD
TBD 2	TBD
Power II: Ghost Season 1	10
Spanish Princess Part 2 (not available in Spain)	8
TBD 3	TBD
Run the World Season 1	8
TBD 4	TBD
Step Up Season 3	10
TBD

STARZPLAY’s fiscal 2020 first-run STARZ Originals programming and country availability was as follows:

Title	Countries Available	Number of Episodes
Dublin Murders	DE, FR, IT, ES, Benelux, LatAm, Brazil	8
The Rook	DE, FR, IT, ES, Benelux, LatAm, Brazil	8
Spanish Princess	UK, DE, FR, IT, Benelux, LatAm, Brazil	8
Vida	UK, DE, FR, IT, ES, Benelux, LatAm, Brazil	10
Sweetbitter	UK, DE, FR, IT, ES, Benelux, LatAm, Brazil	8
Power	ES	13
		55

STARZPLAY’s fiscal 2020 first-run third-party programming and country availability was as follows:

Title	Countries Available	Number of Episodes	Distributor
Pennyworth	UK, DE, IT, ES, Benelux, LatAm, Brazil	10	Warner Bros
Castle Rock	UK, DE, IT, Benelux, LatAm, Brazil	10	Warner Bros
The Act	UK, DE, FR, IT, Benelux, LatAm, Brazil	8	NBCU
Catch 22	DE, ES, Benelux	6	Paramount
Killing Eve	DE	8	Endeavor
Mr. Mercedes	UK, DE, FR, IT, LatAm, Brazil	10	Sony
		52

Media Networks - Other Streaming Services

Other Streaming Services represent revenues derived primarily from our majority owned premium Spanish language streaming services business, Pantaya. Pantaya is the first-ever premium streaming destination for world-class movies in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S.

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

Competition

Our businesses operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. Moreover, our networks compete with other programming networks for viewing and subscribership by each distributor’s customer base, as well as for carriage by such distributors. As a result, the success of any of our motion picture, television or media networks business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

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

Impact of COVID-19 Global Pandemic

The impact of disruptions associated with the ongoing COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the resulting unprecedented economic uncertainty, are affecting our business in a number of ways. To date, we have experienced early termination of the theatrical run of one of our films domestically and one of our films in the UK, delayed theatrical distribution of several films domestically and internationally, and delayed production of film and television content (resulting in changes in future release dates for some titles and series). Our partners have also closed several location-based entertainment attractions based on our film and television properties. Conversely, television and streaming consumption around the globe has increased as well as home entertainment demand. STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. In a number of instances, we have also been able to adapt to these new circumstances by releasing one of our theatrical films earlier on streaming platforms, completing post-production of one of our television series remotely and continuing the development of a number of our television series utilizing virtual writers’ rooms. These changes in the way we operate may be helpful to partially offset some of the negative impacts from the pandemic; however, the ultimate impact of these changes and the COVID-19 global pandemic cannot be predicted with certainty. For additional information regarding the impact on our operating results, cash flows and financial position, and the other risks and uncertainties see Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

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

Employees

As of May 18, 2020, we had 1,443 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information included in, or incorporated by reference into this Form 10-K. The risk and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks and uncertainties occur, they could adversely affect our business, financial condition, operating results, liquidity and prospects.

Risks Related to Our Business

The impact of the COVID-19 global pandemic could materially and adversely affect our business, financial condition and results of operations.

The impact of disruptions associated with the ongoing COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the resulting unprecedented economic uncertainty, are affecting our business in a number of ways. To date, we have experienced early termination of the theatrical run of one of our films domestically and one of our films in the UK, delayed theatrical distribution of several films domestically and internationally, the delayed production of film and television content (resulting in future changes in release dates for some titles and series). Our partners have also closed several location-based entertainment attractions based on our film and television properties. We may not be able to accurately predict when theaters re-open, production resumes or if and when certain of our content will be released. We also may not be able to predict if current insurance will provide sufficient coverage for continued production delays, or if we will be able to obtain and/or recover insurance coverage for productions in the future if there are additional disruptions associated with COVID-19 or similar pandemics. Our businesses could also be impacted should the disruptions lead to changes in consumer behavior. The COVID-19 global pandemic could also impact our results of operations by decreasing our revenue and increasing our expenses. As a direct result of the COVID-19 global pandemic and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the fourth quarter of fiscal 2020 we have incurred $50.5 million in incremental costs which were expensed in the period. We expect to incur additional incremental costs in future periods. In addition to the potential direct impacts on our business, the global economy may be weakened as a result of actions taken in response to the COVID-19 global pandemic. To the extent that the weakened global economy impacts consumers’ ability or willingness to pay for our services, we could see our business and results of operations negatively affected.

Conversely, television and streaming consumption around the globe has increased as well as home entertainment demand. STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase, however, may not be indicative of future results and growth may slow as governmental and other restrictions are relaxed and as a result of the current and possible long-term negative economic impact of the pandemic. In a number of instances, we have also been able to adapt to these new circumstances by releasing one of our theatrical films earlier on streaming platforms, completing post-production of one of our television series remotely and continuing the development of a number of our television series utilizing virtual writers’ rooms. These changes in the way we operate may be helpful to partially offset some of the negative impacts from the pandemic; however, the ultimate impact of these changes and the COVID-19 global pandemic cannot be predicted with certainty.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions as a result of the COVID-19 global pandemic. In addition, if a resurgence of the COVID-19 global pandemic occurs after the initial outbreak subsides, the impact could be exacerbated. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation and mitigate any adverse impacts, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. The impact of the ongoing COVID-19 global pandemic and its effects may also exacerbate other risks discussed in Item 1A. Risk Factors in this Annual Report, any of which could have a material effect on us. Accordingly, due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, including because of delayed theatrical distribution of films as a result of the ongoing COVID-19 global pandemic and its effects, those costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

An impairment in the carrying value of goodwill and intangible assets could have a material adverse effect on our financial condition and results of operations.

At March 31, 2020, the carrying value of our goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively.  Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016.  Our reporting units for purposes of goodwill impairment testing, along with their respective balances at March 31, 2020 were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and each of our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. For fiscal 2019, due primarily to the decline in the market price of our common shares, we performed a quantitative goodwill impairment assessment for all of our reporting units. Our quantitative goodwill impairment analysis of our reporting units indicated that the fair value of the reporting units exceeded their respective carrying values. However, our Television business reporting unit was considered at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. As a result, during fiscal 2020 we monitored all of our reporting units for changes in the business environment that could impact recoverability.

For the second quarter of fiscal 2020, due primarily to the sustained decline in the market price of our common shares, we updated our quantitative impairment assessment for three (Television, Media Networks and Motion Picture) of our reporting units. Based on our quantitative impairment assessment for the second quarter of fiscal 2020, we determined that there were no goodwill impairments; however, two of our reporting units (Television and Media Networks) were at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill.

For our annual goodwill impairment test for fiscal 2020, due to the decline in the market price of our common shares in the fourth quarter ended March 31, 2020, which was significantly impacted by the economic uncertainty and market volatility resulting from the COVID-19 global pandemic, we updated our quantitative impairment assessment for all of our reporting units as of March 31, 2020. Based on our annual quantitative impairment assessment for fiscal 2020, we determined that two of our reporting units (Television and Media Networks) were at risk for impairment.

The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic and its impact on the global economy and the creation and consumption of our content; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers, including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions used in our assessments are not realized, it is possible that an impairment charge may need to be recorded in the future, which could have a material adverse effect on our financial condition and results of operations.

At March 31, 2020, the carrying value of our finite-lived intangible assets was approximately $1.47 billion.  Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (“Traditional Affiliate”), and the carrying value reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition.

Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the first quarter of fiscal 2020, we amortized our Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years. Our finite-lived intangible assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. The impairment test is performed at the lowest level of cash flows associated with the asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value.

Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, during the second quarter of the fiscal year ended March 31, 2020, we determined it was appropriate to change the pattern of amortization of our Traditional Affiliate customer relationship intangible asset (i.e., a finite-lived intangible asset).  Accordingly, beginning in the second quarter of the fiscal year ended March 31, 2020, the Company has adopted an amortization method that reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This method results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.

During the fiscal year ended March 31, 2020, due to industry factors discussed in the preceding paragraph and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets, as described above. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.

Should the revenues from our Traditional Affiliate relationships decline more than the assumed attrition rates used in our current estimates, either as a result of decreases in subscriber rates or changes of the terms of our renewals of our Traditional Affiliate contracts, we may have indicators of impairment which could result in an impairment of our customer relationships intangible assets, or we may need to further shorten the useful life or adopt a more accelerated method of amortization. Both of these occurrences would increase the amount of amortization expense we record, which could have a material adverse effect on our financial condition and results of operations.

For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.

Changes in our business strategy, plans for growth or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic condition, including the volatility and uncertainty in financial markets as a result of the ongoing COVID-19 global pandemic and its effects, may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in the international expansion of our business and in new business lines. Such investments have and continue to be made in our Global Live, Interactive and Location Based Entertainment and our direct-to-consumer and licensed offerings (specifically, the international rollout of our STARZPLAY service). Some of these investments may have short-term returns that are negative or low and the ultimate prospects of the businesses may be uncertain, or, in international markets, may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

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

Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the motion picture, television and other content that we sell, license or distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances, to a significant extent. Additionally and as stated previously, we have experienced early termination of the theatrical run of one of our films domestically and one of our films in the UK, delayed theatrical distribution of several films domestically and internationally and delayed production of film and television content due to the ongoing COVID-19 global pandemic and its effects. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

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

We rely on a few major retailers and distributors and the loss of any of those retailers or distributors could reduce our revenues and operating results. A small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions, including as a result of the ongoing COVID-19 global pandemic and its effects. If any of these retailers or distributors reduces or cancels a significant order or becomes bankrupt, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We depend on distributors that carry our Starz programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all. Starz currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, AT&T, Charter, Comcast, Cox, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2026. The largest distributors have significant leverage in their relationship with certain programmers, including Starz. Furthermore, Starz depends on a limited number of major global partners to distribute its content internationally.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming typically continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition, operating results, liquidity and prospects. Moreover, given the limited number of global partners, the loss of one more of Starz global partners could materially adversely affect our international business, operating results, and growth prospects.

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

We must respond successfully to ongoing changes in the U.S. television industry and consumer viewing patterns to remain competitive. We derive revenues and profits from our Starz networks and the production and licensing of television programming to broadcast and cable networks and other premium pay television services. The U.S. television industry is continuing to evolve rapidly, with developments in technology leading to new methods for the distribution of video content and changes in when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry including the disruption of the traditional television content distribution model by OTT services, which are increasing in number and some of which have significant and growing subscriber/user bases. Over the past few years, the number of subscribers to traditional services in the U.S. has declined each year. Developments in technology and new content delivery products and services have also led to an increasing amount of video content that is available through OTT services and consumers spending an increased amount of time viewing such content, as well as changes in consumers’ expectations regarding the availability and packaging of video content, their willingness to pay for access to such content, their perception of what quality entertainment is and how much it should cost, and the ease for a consumer to unsubscribe or switch. We are engaged in efforts to respond to and mitigate the risks from these changes, including launching the Starz service on these OTT services and on a direct-to-consumer basis and making the STARZ service available on an authenticated basis via our app as an additional benefit to paying traditional subscribers of our premium services. Growth in OTT service subscribers may be slower than the decline of service subscribers on traditional services in the U.S., and we may incur significant costs to implement our strategy and initiatives, and if we are not successful, our competitive position, businesses and results of operations could be adversely affected.

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

The directional guidance we provide from time to time is subject to several factors that we may not be successful in achieving. From time to time, we provide directional guidance for certain financial periods which depends on a number of factors that we may not be successful in achieving, including, but not limited to, the timing and commercial success of content that we distribute, which cannot be accurately predicted. In particular, underperformance at the box office of one or more motion pictures in any period (including because of early termination or even delayed theatrical distribution as a result of the ongoing COVID-19 global pandemic and its effects), may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances significantly. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for future periods. Management prepares directional guidance on the basis of available information at such time, and believes such estimates are prepared on a reasonable basis. However, such estimates should not be relied on as necessarily indicative of our actual financial results. Our inability to achieve directional guidance could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television content, and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. If we do not have access to such financing arrangements, and if other funds do not become available on terms acceptable to us, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Further, concerns over the COVID-19 global pandemic has caused extreme volatility in financial and other capital markets and impacted the ability to access capital on favorable terms. As a result of the impacts of the COVID-19 global pandemic, we may be required to raise additional capital and such additional debt financing may not be available on commercially reasonable terms, if at all.

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

Our success depends on the commercial success of motion pictures and television programming, which is unpredictable. Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures or television content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty. In addition, because a performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure you that our motion pictures and television programing will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets, or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. Additionally, we cannot assure you that any original programming content will appeal to our distributors and subscribers. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

To an increasing extent, the success of our business depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. We must invest substantial amounts in the production and marketing of our original programming before we learn whether such content will reach anticipated audience acceptance levels. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.

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

Starz’s success depends upon the availability of programming that is adequate in quantity and quality at a reasonable cost, and we may be unable to secure or maintain such programming. Starz’s success depends upon the availability of quality programming, particularly original programming and films that is suitable for its target markets. While we produce some of Starz’s original programming, we obtain most of Starz’s programming (including some of Starz’s original series, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.

We compete with other programming services, including cable programming, national broadcast television, local broadcast television stations and SVOD to secure desired programming, the competition for which has increased as the number of programming services has increased. Increased competition may drive up talent and production costs and may force some programming services to commit to straight-to-series orders for programming instead of a pilot order. If we commit to straight-to-series orders and those series do not meet anticipated production or quality standards or are otherwise not accepted by audiences, revisions to the programming may be necessary, which could increase production costs. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. Other programming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

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

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. Global economic turmoil, such as that being created by the ongoing COVID-19 global pandemic and its effects, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our networks are typically carried and premium video programming packages and premium a la carte services on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. It is likely that the current outbreak or continued spread of COVID-19 will cause a global recession, which will further adversely affect our business, and such adverse effects may be material. In addition, the magnitude, duration and speed of the global pandemic is uncertain. We cannot guarantee that we will recover as rapidly as other industries, or that we will recover as rapidly as others within the industry. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

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

Business interruptions could adversely affect our operations. Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, pandemics such as COVID-19 and similar events beyond our control. Our headquarters are located in Southern California, which is subject to earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. We have also experienced a disruption to our business as a result of the COVID-19 global pandemic which has suspended production of our programming. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We face economic, political, regulatory, and other risks from doing business internationally.

We distribute content outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include:

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	the loss of one or more of the major global partners that we rely upon to distribute our programming internationally;

•	laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	the impact of trade disputes;

•
anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations;

•
changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds); or censorship requirements that may cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or consumer dissatisfaction;

•
regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

•	inability to adapt our offerings successfully to differing languages, cultural tastes, and preferences in international markets;

•	international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;

•	laws and policies relating to data privacy and security such as the European Union General Data Protection Regulation;

•	establishing and protecting a new brand identity in competitive markets;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	currency exchange restrictions, export controls and currency devaluation risks in some foreign countries;

•	the spread of communicable diseases (such as the current COVID-19 global pandemic), which may impact business in such jurisdictions; and

•	war and acts of terrorism.

Additionally, with respect to our direct-to-consumer offerings, these risks may include:

•	differing technical architectural and payment processing systems and costs as well as consumer use and acceptance of electronic payment methods, such as credit cards;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	new and different sources of competition; and

•	laws and policies relating to consumer protection.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are managing and adjusting our international business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing and changing legal and regulatory environments.  As online streaming grows in international markets, governments may look to introduce new or extend legacy regulations to these services, in particular those related to broadcast media, consumer privacy and tax. While we believe our legal and regulatory positions are consistent with the laws and regulations in the jurisdictions in which we conduct our business, it is possible that we will be required to comply with new regulations or legislation or new interpretations of existing regulations or legislation.  In such an event, increased jurisdictional legal or regulatory oversight and/or action could cause us to incur additional expenses or alter our business model.

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

Shutdowns or service disruptions of our information systems or networks or to vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms and other destructive or disruptive software; denial of service attacks and other bad acts, as well as power outages, natural disasters, extreme weather, terrorist attacks, pandemics (such as the ongoing COVID-19 global pandemic), or other similar events. Shutdowns or disruption from such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data, release or threatened release of data publicly, misuse or threatened misuse of data, and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our business, damage to our reputation or brands or a loss of customers. We may not have adequate insurance coverage to compensate it for any losses associated with such events.

We are also subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of data maintained in our information systems and networks or of our vendors, including sensitive or confidential personnel, customer or vendor data, business information or other sensitive or confidential information (including our content). We maintain this information and data either on our own systems or on those of third party vendors. While we take measures to protect against unauthorized intrusion into this information, we, or the vendors we use, could experience an unauthorized intrusion. The number and sophistication of attempted and successful information security breaches have increased in recent years and, as a result, the risks associated with such an event continue to increase. We expect that outside parties will attempt to penetrate our systems and those of our vendors or fraudulently induce our employees or customers or employees of our vendors to disclose sensitive or confidential information to obtain or gain access to our data, business information or other sensitive or confidential information. If a material breach of our information systems or those of our vendors occurs, the market perception of the effectiveness of our information security measures could be harmed, we could lose customers, our revenues could be adversely affected and our reputation, brands and credibility could be damaged. Current and potential customers may become unwilling to provide the information to us necessary for them to remain or become customers. We also may be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. In addition, if a material breach of our information systems occurs, we could be required to expend significant amounts of money and other resources to review data and systems to determine the extent of any breach, repair or replace information systems or networks or to comply with notification requirements. We could be subject to actions by regulatory authorities and claims asserted in private litigation in the event of a breach of our information systems or our vendors.

The costs relating to any data breach could be material. Although we develop and maintain information security practices and systems designed to prevent these events from occurring, the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies change and tactics to overcome information security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Moreover, the techniques used by parties seeking to evade the information security practices and systems to infiltrate, disrupt, or for some other hostile purpose change rapidly and often are not recognized until launched against some targets. Information security risks will continue to increase, and we will need to expend additional resources to protect our information systems, networks, data, business information and other sensitive or confidential information as we distribute more of our content digitally, engage in more electronic transactions directly with consumers, acquire more consumer data, including information about consumers’ viewing behavior, their credit card information and other personal data, increase the number of information technology systems used in our business operations, rely on cloud-based services and information systems and increases our use of third-party service providers to perform information technology services.

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

We are subject to payment processing risk.

Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact subscriber acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

Our activities are subject to a variety of laws and regulations which may adversely impact our operations or, if violated, could subject us to an increased risk of litigation and regulatory actions.

Privacy and Child Protection Regulations. In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. Privacy concerns could limit our ability to collect and leverage subscriber personal information and other data and disclosure of subscriber personal information and other data could adversely impact our business and reputation. In the ordinary course of business we collect and utilize information supplied by our subscribers, which may include personal information and other data. The manner in which we acquire, store, disclose, use, and protect such subscriber information is regulated, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Consumer Privacy Act (“CCPA”), and various other domestic and international privacy and data security laws and regulations, which are continually evolving. There are also a variety of laws, rules and regulations are aimed at protecting all individuals, including children who use the internet such as the Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. Any actual or perceived failure to comply with these or any future regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, fines, penalties, or other liabilities, as well as harm to our reputation and market position.

Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have an adverse effect on our business. In addition, if we were to disclose information and other data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

Additionally, as we grow our STARZ direct-to-consumer business, we may be subject to additional consumer legal claims and state and local consumer protection regulation.

Network Regulations. Under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our network business. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our network business will be affected. As we continue to expand internationally, we also may be subject to varying degrees of local government regulations.

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

Internet and Other Media Operator Regulations. The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, recent changes to European law may cause some individual member states to attempt to impose levies and other financial obligations on media operators located outside their jurisdiction. We anticipate that several jurisdictions may, over time, attempt to impose additional financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. These laws may change, including for example, in the United States where net neutrality regulations were repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Risks Related To Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2020, we and our subsidiaries have corporate debt of approximately $2,741.9 million, finance lease obligations of approximately $42.4 million and production loan obligations of approximately $151.4 million, and the Senior Credit Facilities provide for unused commitments of $1.5 billion. On the same basis, approximately $1,720.0 million of such indebtedness is secured (including all of our finance lease obligations but excluding all of our production loan obligations).

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

•	increasing our vulnerability to the ongoing COVID-19 global pandemic and its effects, economic downturns and adverse developments in our business;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry;

•	placing us at a competitive disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

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

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities, the 6.375% Senior Notes and the 5.875% Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the ongoing COVID-19 global pandemic and its effects. If our cash flow from operations declines significantly, including any decline related to the impact of the ongoing COVID-19 global pandemic, it could result in the inability to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. In addition, during times of economic instability, including recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 global pandemic, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, fluctuations in our leverage or cost of capital or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. The recent COVID-19 global pandemic may add to our indebtedness. Although the Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the indentures governing the notes, such as certain qualified receivables financings. If new debt is added to our current debt levels, the related risks that we and our guarantors now face could intensify.

The terms of the Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities and the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

In addition, the restrictive covenants in the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios and tests can be affected by events beyond our control, including the effects on our business from the ongoing COVID-19 global pandemic and related government actions and consumer behavior; as such, we may be unable to meet such financial ratios and tests.

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

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk, including in connection with the ongoing COVID-19 global pandemic and its effects which could increase the cost of capital. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Upon the occurrence of certain change of control events, the holders of the 6.375% Senior Notes and the 5.875% Senior Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 23% of our voting stock and 11% of our non-voting common stock, are “Permitted Holders” for purposes of the indentures that govern the 6.375% Senior Notes and the 5.875% Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the indentures that govern the 6.375% Notes and the 5.875% Senior Notes (in which case holders of the 6.375% Notes and the 5.875% Senior Notes would not have a right to have their respective notes, as applicable, repurchased), but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

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

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated in Canada, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Internal Revenue Code (the “Code”) (“Section 7874”) provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

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

On January 31, 2020, the UK formally withdrew from the European Union, and the U.K. government has commenced the legal process of leaving the European Union, typically referred to as Brexit. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. The most immediate effect has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding Brexit could disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay financial spending decisions.

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

Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates, our business, and financial markets as a whole.

On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. Under the terms of the credit and guarantee agreement dated December 8, 2016, as amended (the "Amended Credit Agreement"), in the event of the discontinuance of the LIBOR Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBOR Rate. The Company and Lenders (as defined in the Amended Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time, and which places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBOR Rate. The Company does not anticipate that the discontinuance or modification of the LIBOR Rate will materially impact its liquidity or financial position. There is presently substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. It is possible that we will disagree with our contractual counterparties over which alternative benchmark to adopt, which could make renewing or replacing our debt facilities and other agreements more complex. Consequently, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants, if there is disagreement among market participants, over which alternative benchmark to adopt, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.

Global legislative and governmental responses to COVID-19 could affect our business.

On March 18, 2020 and March 27, 2020, new United States Congressional legislations, the “Families First Coronavirus Response Act” (FFCRA) and the “Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), respectively (collectively, the COVID-19 Acts) were signed into law. The COVID-19 Acts include several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (“NOL”s) and allow businesses to carry back NOLs arising in tax years beginning in 2018, 2019, and 2020 to the five prior tax years, permit businesses to carry back NOLs generated in fiscal tax year 2018 to the two prior tax years pursuant to a technical amendment of Section 172 of the Code, relax the business interest expense limitation under Section 163(j) of the Code from 30 percent to 50 percent of adjusted taxable income, accelerate refunds of previously generated corporate alternative minimum tax credits, and provide payroll tax relief to employers by allowing the deferral of payment of a certain portion of the employer’s share of Social Security tax over the next two years and granting a refundable payroll tax credit to eligible employers whose business operations have been disrupted by COVID-19. In addition, other countries around the world, where we operate, have enacted legislation to provide tax relief to businesses dealing with the COVID-19 crisis. The U.S. Treasury and foreign tax authorities continue to issue guidance on the application of these recently enacted legislations, and accordingly, our analysis of the impact of these provisions on us is not final. We are continuing to assess the effects of these provisions to our fiscal 2020 and 2021 effective income tax rates and our profile.
Any potential government crisis relief assistance in response to COVID-19 could impose limitations on our corporate activities, may dilute our stockholders and may not be on terms favorable to us.
Numerous government-sponsored crisis relief programs have been implemented and others are being considered in response to the COVID-19 outbreak. If any government agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, limitations on debt, and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404, where we occupy 192,584 square feet (per a lease that expires in August 2023).

In addition, we lease the following properties used by our Motion Picture, Television Production and Media Networks segments:

•	280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023);

•	93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);

•	60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);

•	34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);

•	11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);

•	7,500 square feet at Unit 502, Crest Audeus, Fun Republic Lane, Andheri West, Mumbai, India (per a lease that expires in August 2024);

•	1,968 square feet at 1235 Bay Street, Toronto, Ontario (per a lease that expires in December 2020);

•	1,645 square feet at A6 Gonti Road, Beijing, China (per a lease that expires in December 2020);

•	975 square feet at 3 Boulevard Royal, Luxembourg City, Luxembourg (per a lease that expires in May 2021); and

•	620 square feet at Millennium City 5, 418 Kwun Tong Road, Kwun Tong, Hong Kong (per a lease that expires in October 2020).

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

For a discussion of certain claims and legal proceedings, see Note 18 - Commitments and Contingencies to our consolidated financial statements, which discussion is incorporated by reference into this Part I, Item 3, Legal Proceedings.

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
Holders
As of May 18, 2020, there were approximately 525 and 713 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.

Taxation

The following is a general summary of certain Canadian federal income tax consequences to U.S. Holders (who, at all relevant times, deal at arm's length with the Company) with respect to the purchase, ownership and disposition of common shares. For the purposes of this Canadian income tax discussion, a “U.S. Holder” means a holder of common shares who (1) for the purposes of the Income Tax Act (Canada) (the "ITA") is not, has not, and will not be, or deemed to be, resident in Canada at any time while such holder holds common shares, (2) at all relevant times is a resident of the United States under the Canada-United States Tax Convention (1980) (the “Convention”) and is eligible for benefits under the Convention, (3) is not a “foreign affiliate” as defined in the ITA of a person resident in Canada, and (4) does not and will not use or be deemed to use the common shares in carrying on a business in Canada. This summary does not apply to a U.S. Holder that is an insurer or an “authorized foreign bank” within the meaning of the ITA. Such U.S. Holders should seek tax advice from their advisors.

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

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends such as those that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder, which is the beneficial owner of such dividends, is generally 15%. However, where such beneficial owner of the dividends is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%. For these purposes, a company that is a resident of the United States for the purposes of the Convention and which holds an interest in an entity (other than an entity that is resident in Canada) that is fiscally transparent under the laws of the United States will be considered to own the voting shares of the Company owned by that fiscally transparent entity in proportion to the company’s ownership interest in the fiscally transparent entity.

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian income tax on capital gains. A U.S. Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on a disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the ITA and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom such U.S. Holder does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at any time during the immediately preceding 60-month period, the shares derived their value principally from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

Issuer Purchases of Equity Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, including repurchases subsequent to March 31, 2020 of approximately $1.0 million, approximately $288.1 million (or 16,608,796) of our common shares have been purchased, leaving approximately $179.9 million of authorized potential purchases. The remaining $179.9 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

The following table sets forth information with respect to our common shares purchased by us during the three months ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$184,713,820
February 1, 2020 - February 29, 2020	—	—	—	184,713,820
March 1, 2020 - March 31, 2020	704,795	5.43	704,795	180,886,791
Total	704,795	$5.43	704,795	$180,886,791

Additionally, during the three months ended March 31, 2020, no Class A voting shares and 42,391 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

AT&T Media Holdings

On October 21, 2016, the Company, its indirect subsidiary Lions Gate Entertainment Inc. (“LGEI”) and AT&T Media Holdings entered into a Securities Issuance and Payment Agreement (the “Securities Issuance Agreement”), pursuant to which the Company and LGEI agreed to issue to AT&T Media Holdings, Inc. (“AT&T”) $50 million in, at LGEI’s election, (a) an equal number of the Company’s Class A voting shares and Class B non-voting shares, (b) cash or (c) a combination thereof, and paid in three $16.67 million annual installments, beginning on the first anniversary of December 8, 2016, the consummation of the Company’s acquisition of Starz. The Company issued the Company's Class A voting shares and the Company's Class B non-voting shares to AT&T in 2017, 2018 and 2019. The Company’s Class A voting shares and Class B non-voting shares were deemed to have a value equal to the 30-day volume weighted average price of the Company’s Class A voting shares and Class B non-voting shares on the New York Stock Exchange, respectively, as of the business day immediately prior to the applicable payment date. On December 19, 2019, in connection with the Securities Issuance Agreement, the Company issued 929,023 of the Company's Class A voting shares and 980,392 of the Company's Class B non-voting shares to AT&T. The Company’s Class A voting shares and Class B non-voting shares issued pursuant to the Securities Issuance Agreement were issued as a private placement to AT&T in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

3 Arts Entertainment

On May 29, 2018, the Company and LGEI entered into a Membership Interest Purchase Agreement with 3 Arts Entertainment (“3 Arts”) and certain other sellers therewith (the “Purchase Agreement”) pursuant to which the Company purchased a 51% membership interest in 3 Arts. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting shares at closing, and 17.5% was paid in the Company's Class B non-voting shares on the one-year anniversary of closing, subject to certain conditions. The number of shares issued was determined by dividing the dollar value of the portion of the purchase price to be paid by the daily weighted average closing price of the Company's Class B non-voting shares on the New York Stock Exchange for the twenty (20) consecutive trading days immediately preceding the closing date. On June 17, 2019, in connection with the Purchase Agreement, the Company issued 1,334,332 of the Company's Class B non-voting shares to the sellers therewith as the balance of the purchase price. The Company’s Class B non-voting shares issued pursuant to the Purchase Agreement were issued as a private placement to 3 Arts in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2015 and ending March 31, 2020. All values assume that $100 was invested on March 31, 2015 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lions Gate Entertainment Corporation, the NYSE Composite Index
and the Dow Jones US Media Sector Index

$140
$120
$100
$80
$60
$40
$20
$0
3/15
3/16
12/9/16
3/17
3/18
3/19
3/20
Lions Gate Entertainment Corporation-Class A
Lions Gate Entertainment Corporation-Class B
NYSE Composite
Dow Jones US Media Sector

*$100 invested on 3/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	3/15	3/16	12/9/16	3/17	3/18	3/19	3/20
Lions Gate Entertainment Corporation-Class A(1)	$100.00	$65.14		$79.54	$77.62	$47.36	$18.41
Lions Gate Entertainment Corporation-Class B(1)			$100.00	$92.45	$91.66	$57.94	$21.41
NYSE Composite	$100.00	$96.09		$111.01	$123.23	$128.93	$107.36
Dow Jones US Media Sector	$100.00	$97.80		$118.11	$110.93	$124.13	$106.84
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

The Selected Consolidated Financial Data below includes the results of 3 Arts Entertainment from its acquisition date of May 29, 2018 onwards, Starz from its acquisition date of December 8, 2016 onwards, and Pilgrim Media Group from its acquisition date of November 12, 2015 onwards. Due to the acquisitions of 3 Arts Entertainment, Starz, and Pilgrim Media Group, the Company’s results of operations for the years ended March 31, 2020, 2019, 2018, 2017, and 2016 and financial positions as at March 31, 2020, 2019, 2018, 2017, and 2016 are not directly comparable to prior reporting periods.

	Year Ended March 31,
	2020(1)(5)	2019(2)(5)	2018(3)	2017(4)	2016(4)
	(Amounts in millions, except per share amounts)
Statement of Operations Data:
Revenues	$3,890.0	$3,680.5	$4,129.1	$3,201.5	$2,347.4
Operating income (loss)	2.8	130.0	248.7	(16.3)	(25.0)
Net income (loss)	(206.4)	(299.6)	468.1	14.5	42.7
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	(188.4)	(284.2)	473.6	14.8	50.2
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.86)	$(1.33)	$2.27	$0.09	$0.34
Diluted net income (loss) per common share	$(0.86)	$(1.33)	$2.15	$0.09	$0.33
Weighted average number of common shares outstanding:
Basic	217.9	213.7	208.4	165.0	148.5
Diluted	217.9	213.7	220.4	172.2	154.1
Dividends declared per common share	$—	$0.18	$0.09	$0.09	$0.34

Balance Sheet Data (at end of period):
Cash and cash equivalents	$318.2	$184.3	$378.1	$321.9	$57.7
Investment in films and television programs and program rights	1,827.8	1,967.7	1,945.2	1,991.2	1,457.6
Total assets	7,951.2	8,408.9	8,967.6	9,196.9	3,834.2
Total debt, net(6)	2,733.0	2,904.4	2,557.4	3,124.9	865.2
Production loans, net	151.3	385.4	352.5	353.3	690.0
Dissenting shareholders' liability(7)	—	—	869.3	812.9	—
Redeemable noncontrolling interests	167.8	127.6	101.8	93.8	90.5
Total Lions Gate Entertainment Corp. shareholders' equity	2,658.0	2,918.7	3,155.9	2,514.4	850.3
Total equity	2,660.0	2,921.9	3,156.9	2,514.4	850.3
_______________________

(1)
Results for fiscal 2020 included restructuring and other charges of $24.3 million, incremental direct operating and distribution and marketing expense incurred as a direct result of the COVID-19 global pandemic of $50.2 million, certain programming and content charges of $76.5 million in connection with the implementation of changes to the Company's programming and broadcasting strategy, and a charge of $21.4 million from the net increase in the valuation allowance for certain of the Company's deferred tax assets.

(2)
Results for fiscal 2019 included restructuring and other charges of $78.0 million, certain programming and content charges of $35.1 million in connection with the implementation of changes to the Company's programming and broadcasting strategy, shareholder litigation settlements of $114.1 million, and a charge of $53.7 million from the net increase in the valuation allowance for certain of the Company's deferred tax assets.

(3)
Results for fiscal 2018 included restructuring and other charges of $59.8 million, gain on investments of $171.8 million, and a net tax benefit of $259.1 million from the impact of the corporate tax rate change on net deferred tax liabilities and other discrete items.

(4)	Results for fiscal 2017 and fiscal 2016 included restructuring and other charges of $88.7 million and $19.8 million, respectively, and fiscal 2017 also included a gain on investments of $20.4 million.

(5)
Effective April 1, 2018, the Company adopted new guidance on revenue recognition on a modified-retrospective basis. Accordingly, the selected financial data for periods prior to April 1, 2018 is not directly comparable. See Note 13 to the Company's consolidated financial statements for further information.

(6)	Total debt includes corporate debt, convertible senior subordinated notes and finance lease obligations, net of unamortized discount and debt issuance costs, if applicable.

(7)	Dissenting shareholders' liability was classified as a current liability as of March 31, 2018, and as a non-current liability as of March 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2020 and 2019, and year-to-year comparisons between fiscal 2020 and fiscal 2019. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2018 and year-to-year comparisons between fiscal 2019 and fiscal 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and is herein incorporated by reference.

Overview

Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. Lionsgate’s film and television properties support location-based entertainment venues and other branded attractions, as well as a video game business. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
Impact of COVID-19

The impact of the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting unprecedented economic uncertainty, are affecting our business in a number of ways. To date, we have experienced early termination of the theatrical run of one of our films domestically and one of our films in the UK, delayed theatrical distribution of several films domestically and internationally, the delayed production of film and television content (resulting in changes in future release dates for some titles and series). Our partners have also closed several location-based entertainment attractions based on our film and television properties. We may not be able to accurately predict when theaters re-open, production resumes or if and when certain of our content will be released. The full extent of the impact of the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A. Risk Factors for further details.

Conversely, television and streaming consumption around the globe has increased as well as home entertainment demand. STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase, however, may not be indicative of future results and growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic. In a number of instances, we have also been able to adapt to these new circumstances by releasing one of our theatrical films earlier on streaming platforms, completing post-production of one of our television series remotely and continuing the development of a number of our television series utilizing virtual writers’ rooms. These changes in the way we operate may be helpful to partially offset some of the negative impacts from the pandemic, however the ultimate impact of these changes and the COVID-19 global pandemic cannot be predicted with certainty.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the fourth quarter of fiscal 2020 we have incurred $50.5 million in incremental costs which were expensed in the period. These costs include $46.0 million reflected in direct operating expense, which include certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project, costs associated with the pausing of productions, including certain cast and crew costs and incremental costs associated with bad debt reserves. In addition, these costs include $4.2 million reflected in distribution and marketing expense, which primarily consists of early marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.3 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during this period. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements. See further discussion in the Results of Operations section below.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions as a result of the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. Accordingly, due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2020, 2019 and 2018.

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

Television Production
Our Television Production segment includes revenues derived from the following:

•
Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to subscription-video-on-demand ("SVOD") platforms in which the initial license of a television series is to an SVOD platform.

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

•	STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services internationally.

•	Other Streaming Services. Other Streaming Services revenues are derived primarily from our majority owned premium Spanish language streaming services business, Pantaya.
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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs, whether released or unreleased, is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of our films and television programs, we generally employ a discounted cash flows ("DCF") methodology with assumptions for cash flows (a Level 3 fair value measurement, see Note 11 to our consolidated financial statements). Key inputs employed in the DCF methodology include estimates of a film's ultimate revenue as discussed above, and costs as well as a discount rate. The discount rate utilized in the DCF analysis is based on our weighted average cost of capital plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that we plan to abandon is zero. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in our future revenue estimates.
Program rights include content licensed from third parties and content produced by and licensed from the Television Production segment. Program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions or license period. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.

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

Licensed content is stated at the lower of amortized cost or net realizable value, and produced original content is stated at the lower of amortized cost or estimated fair value, as discussed above. Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and from our majority owned premium Spanish language streaming services business, Pantaya.
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
Media Networks revenues may be based on a fixed fee, subject to nominal annual escalations, or a variable fee (i.e., a fee based on number of subscribers who receive our networks or other factors). Media Networks programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. The variable distribution fee arrangements represent sales or usage based royalties and are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Payments to distributors for marketing support costs for which Starz receives a discrete benefit are recorded as distribution and marketing costs, and payments to distributors for which Starz receives no discrete benefit are recorded as a reduction of revenue.
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $3.6 million, $4.2 million and $6.0 million on our total revenue in the fiscal years ended March 31, 2020, 2019, and 2018, respectively.
Goodwill and Indefinite-Lived Intangibles. At March 31, 2020, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2020, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
In performing a quantitative assessment of goodwill, we determine the fair value of our reporting units by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. The models rely on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, income tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which are based on our internal forecasts of future performance as well as historical trends. The market-based valuation method utilizes EBITDA multiples from guideline public companies operating in similar industries and a control premium. The results of these valuation methodologies are weighted as to their relative importance and a single fair value is determined. The fair value of our reporting units is reconciled to the market value of our equity, determined based on the average prices of our common shares just prior to the period end. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment tests will prove to be an accurate prediction of the future.
Goodwill Impairment Assessment:
For fiscal 2019, due primarily to the decline in the market price of our common shares, we performed a quantitative goodwill impairment assessment for all of our reporting units. Our quantitative goodwill impairment analysis of our reporting units indicated that the fair value of the reporting units exceeded their respective carrying values. However, our Television business reporting unit was considered at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. As a result, during fiscal 2020 we monitored all of our reporting units for changes in the business environment that could impact recoverability.

For the second quarter of fiscal 2020, due primarily to the sustained decline in the market price of our common shares, we updated our quantitative impairment assessment for three (Television, Media Networks and Motion Picture) of our reporting units. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 10% to 14%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our quantitative impairment assessment for the second quarter of fiscal 2020, we determined that there were no goodwill impairments; however, two of our reporting units (Television and Media Networks) were at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill.
For our annual goodwill impairment test for fiscal 2020, due to the decline in the market price of our common shares in the fourth quarter ended March 31, 2020, which was significantly impacted by the economic uncertainty and market volatility resulting from the COVID-19 global pandemic, we updated our quantitative impairment assessment for all of our reporting units as of March 31, 2020. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 11.5% to 15%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our annual quantitative impairment assessment for fiscal 2020, we determined that two of our reporting units (Television and Media Networks) were at risk for impairment.
We evaluated the sensitivity of our most critical assumptions used in the fair value analysis of our Television and Media Networks reporting units, including the discount rate, perpetual nominal growth rate and annual revenue growth rates. For our Television business reporting unit, we determined that an increase in the discount rate of up to 3.3% would not have impacted the test results, assuming no changes to other factors. For our Media Networks reporting unit, we determined that an increase in the discount rate of up to 0.7% or a reduction of the perpetual nominal growth rate of up to 1.33% would not have impacted the test results, assuming no changes to other factors. We also performed a sensitivity analysis on annual revenue growth. We determined that a decrease in annual revenue growth by 0.5% for our Television business reporting unit and 0.3% for our Media Networks reporting unit, and holding film cost spend and amortization the same and maintaining other expenses at the same percentage of revenue, the results would have triggered an impairment.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content, and the timing of when production can resume and theaters can re-open; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2020, we performed a qualitative impairment assessment of our indefinite-lived trade names. Based on the qualitative impairment assessment of our trade names, we concluded that it is more-likely-than-not that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors. The market-specific factors considered included recent projections of revenues and growth in OTT subscribers, both domestic and internationally, associated with the STARZ brand name. The Company also considered the macroeconomic impact including the uncertainty around the COVID-19 global pandemic, and the resulting uncertain long-term economic impact on discount rates and growth rates, as well as the impact from tax law changes inclusive of the reduction of the federal tax rate since the acquisition of Starz.
Finite-Lived Intangible Assets. At March 31, 2020, the carrying value of our finite-lived intangible assets was approximately $1.47 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.45 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the first quarter of fiscal 2020, we amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, in the second quarter of the fiscal year ended March 31, 2020, the Company determined it was appropriate to change the pattern of amortization of its Traditional Affiliate customer relationship intangible asset. Accordingly, beginning in the second quarter of the fiscal year ended March 31, 2020, the Company has adopted an amortization method that reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This method results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. See Note 1 to our consolidated financial statements under the Finite-Lived Intangible Assets section for further details.
During the fiscal year ended March 31, 2020, due to industry factors discussed in the preceding paragraph and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $3.6 million, $4.2 million and $6.0 million on our total revenue in the fiscal years ended March 31, 2020, 2019, and 2018, respectively.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2020, we have a valuation allowance of $435.8 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state jurisdictions have enacted legislations to comply with federal changes and some foreign jurisdictions have enacted similar tax incentive legislations. As the enactment dates of these laws are before the end of the reporting period, we have considered the applicable tax law changes to our current and deferred income tax expense as of March 31, 2020 and concluded that the impact was immaterial. We are continuing to analyze the impact of these tax law changes to future periods.
Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income (loss), the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, any changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, further interpretation and legislative guidance regarding the new CARES Act, changes in valuation allowances against our deferred tax assets, tax planning strategies available to us and other discrete items.
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
We regularly review our investments for impairment, including when the carrying value of an investment exceeds its market value and whether the decline in value is other-than-temporary. For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, we evaluate information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. As of March 31, 2020, our investments included investments in equity method investees of $34.3 million, and other investments of $6.0 million.
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

RESULTS OF OPERATIONS
Fiscal 2020 Compared to Fiscal 2019

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,670.9	$1,464.4	$206.5	14.1%
Television Production	1,001.3	920.9	80.4	8.7%
Media Networks	1,486.8	1,461.0	25.8	1.8%
Intersegment eliminations	(269.0)	(165.8)	(103.2)	62.2%
Total revenues	3,890.0	3,680.5	209.5	5.7%
Expenses:
Direct operating	2,226.1	2,028.2	197.9	9.8%
Distribution and marketing	1,008.7	835.5	173.2	20.7%
General and administration	430.4	445.4	(15.0)	(3.4)%
Depreciation and amortization	197.7	163.4	34.3	21.0%
Restructuring and other	24.3	78.0	(53.7)	(68.8)%
Total expenses	3,887.2	3,550.5	336.7	9.5%
Operating income	2.8	130.0	(127.2)	(97.8)%
Interest expense	(191.3)	(198.9)	7.6	(3.8)%
Shareholder litigation settlements	—	(114.1)	114.1	n/a
Interest and other income	8.8	12.0	(3.2)	(26.7)%
Other expense	(11.1)	(4.7)	(6.4)	136.2%
Gain (loss) on extinguishment of debt	5.4	(1.9)	7.3	(384.2)%
Loss on investments	(0.5)	(87.6)	87.1	(99.4)%
Equity interests loss	(17.2)	(42.9)	25.7	(59.9)%
Loss before income taxes	(203.1)	(308.1)	105.0	(34.1)%
Income tax (provision) benefit	(3.3)	8.5	(11.8)	(138.8)%
Net loss	(206.4)	(299.6)	93.2	(31.1)%
Less: Net loss attributable to noncontrolling interest	18.0	15.4	2.6	16.9%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(188.4)	$(284.2)	$95.8	(33.7)%

Revenues. Consolidated revenues increased in fiscal 2020, due to increases in Motion Picture, Television Production and to a lesser extent, Media Networks revenues. These increases were partially offset by increases in intersegment eliminations due to higher Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. Motion Picture revenue increased due to higher theatrical and home entertainment revenue primarily driven by the performance of the films released from our Fiscal 2020 Theatrical Slate, offset partially by lower television and other revenue. Media Networks revenue increased due to increased revenue across STARZPLAY International and Other Streaming Services, offset by a slight decrease from Starz Networks. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2020 and 2019:

	Year Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$810.2	48.5%	$758.1	51.8%	$52.1	6.9%
Television Production	879.9	87.9	774.5	84.1	105.4	13.6%
Media Networks	680.2	45.7	600.9	41.1	79.3	13.2%
COVID-19 related costs	46.0	nm	—	nm	46.0	n/a
Other	85.6	nm	54.2	nm	31.4	57.9%
Intersegment eliminations	(275.8)	nm	(159.5)	nm	(116.3)	72.9%
	$2,226.1	57.2%	$2,028.2	55.1%	$197.9	9.8%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2020, due to increases from Media Networks and Motion Picture, as well as COVID-19 related costs, and certain programming and content charges included in "other" (as further described below). The increase in Television Production direct operating expense were more than offset by the increase in intersegment eliminations which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. Media Networks direct operating expense increased due to higher programming amortization at STARZPLAY International, which was partially offset by lower direct operating expense at Starz Networks, which included a benefit of $39.7 million associated with the modification of a content licensing arrangement net of amortization for related changes in content availability and air dates. Motion Picture direct operating expense increased due to increased Motion Picture revenue and higher investment-in-film write-downs. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Costs. As a direct result of the COVID-19 global pandemic, during the fourth quarter of fiscal 2020 we have incurred $46.0 million in incremental costs which were expensed in the period, reflected in consolidated direct operating expense, and are excluded from segment direct operating expense. These costs include certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project, and costs associated with the pausing of productions, including certain cast and crew costs and incremental costs associated with bad debt reserves. We expect to incur additional incremental costs in future periods. A majority of these costs relate to our Motion Picture segment. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements.

Other. During fiscal 2020 and 2019, in connection with recent management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $76.5 million and $35.1 million in fiscal 2020 and 2019, respectively, which are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2020 and 2019:

	Year Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$547.2	$472.2	$75.0	15.9%
Television Production	30.7	36.8	(6.1)	(16.6)%
Media Networks	426.1	326.1	100.0	30.7%
COVID-19 related costs	4.2	—	4.2	n/a
Other	0.5	0.4	0.1	25.0%
	$1,008.7	$835.5	$173.2	20.7%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$351.8	$289.5	$62.3	21.5%
_______________________
nm - Percentage not meaningful.
Distribution and marketing expenses increased in fiscal 2020 primarily due to increased Media Networks distribution and marketing expense across Starz Networks, STARZPLAY International and Other Streaming Services, and to a lesser extent, increased Motion Picture theatrical P&A associated with an increased number of theatrical releases, partially offset by a slight decrease in Television Production distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

As a direct result of the COVID-19 global pandemic, during the fourth quarter of fiscal 2020 we have incurred $4.2 million in costs primarily related to early marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$104.8		$105.6		$(0.8)	(0.8)%
Television Production	37.3		43.5		(6.2)	(14.3)%
Media Networks	87.5		97.7		(10.2)	(10.4)%
Corporate	99.7		104.2		(4.5)	(4.3)%
	329.3	8.5%	351.0	9.5%	(21.7)	(6.2)%
Share-based compensation expense	48.5		50.6		(2.1)	(4.2)%
Purchase accounting and related adjustments	52.6		43.8		8.8	20.1%
Total general and administrative expenses	$430.4	11.1%	$445.4	12.1%	$(15.0)	(3.4)%
_______________________
nm - Percentage not meaningful.
General and administrative expenses decreased in fiscal 2020, resulting from decreases in Media Networks, Corporate, Television Production, and Motion Picture general and administrative expenses and a slight decrease in share-based compensation expense, partially offset by increased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses decreased $4.5 million, or 4.3%, primarily due to decreases in professional fees.
The decrease in share-based compensation expense included in general and administrative expense in the year ended March 31, 2020, as compared to the year ended March 31, 2019 is primarily due to lower compensation expense associated with the replacement of Starz share-based payment awards. Additionally, the decrease in share-based compensation expense is due to lower fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2020	2019
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense	$48.5	$50.6
Restructuring and other(1)	0.6	16.0
Direct operating expense	1.0	1.1
Distribution and marketing expense	0.5	0.4
Total share-based compensation expense	$50.6	$68.1
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The increase reflects amounts related to 3 Arts Entertainment, as fiscal 2019 included purchase accounting and related adjustments from the acquisition date of May 29, 2018, as compared to a full year in fiscal 2020.
Depreciation and Amortization Expense. Depreciation and amortization of $197.7 million for fiscal 2020 increased $34.3 million from $163.4 million in fiscal 2019, due to a change in the amortization method for the Starz Traditional Affiliate customer relationships in the second quarter of fiscal 2020, which resulted in an increase to amortization expense of $38.7 million in fiscal 2020. See Note 1 to our consolidated financial statements under the Finite-Lived Intangible Assets section for further details.
Restructuring and Other. Restructuring and other decreased $53.7 million in fiscal 2020 as compared to fiscal 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal year ended March 31, 2020 and 2019 (see Note 16 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$12.3	$31.5	$(19.2)	(61.0)%
Accelerated vesting on equity awards (see Note 14)	0.6	16.0	(15.4)	(96.3)%
Total severance costs	12.9	47.5	(34.6)	(72.8)%
COVID-19 related costs(2)	0.3	—	0.3	n/a
Transaction and related costs(3)	11.1	30.5	(19.4)	(63.6)%
	$24.3	$78.0	$(53.7)	(68.8)%
_______________________

(1)	Severance costs in the fiscal years ended March 31, 2020 and 2019 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
During the year ended March 31, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.

(3)
Transaction and related costs in the fiscal years ended March 31, 2020 and 2019 reflect transaction, integration and legal costs incurred associated with certain strategic transactions and legal matters. In fiscal 2019, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions.

Interest Expense. Interest expense of $191.3 million in fiscal 2020 decreased $7.6 million from fiscal 2019. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$6.4	$10.9
Term loans	76.0	86.4
5.875% Senior Notes	30.6	30.6
6.375% Senior Notes(1)	35.1	5.5
Other(2)	28.3	18.6
	176.4	152.0
Amortization of debt discount and financing costs	14.9	11.6
	191.3	163.6
Interest on dissenting shareholders' liability(3)	—	35.3
Total interest expense	$191.3	$198.9
 ______________________

(1)
The 6.375% Senior Notes were issued in February 2019, therefore fiscal 2020 includes a full year of interest expense, as compared to fiscal 2019, which includes approximately two months of interest expense.

(2)	Amounts include interest expense related to the Company's interest rate swap agreements (see Note 19 to our consolidated financial statements), finance lease obligations and other interest.

(3)	Represents interest accrued in connection with the previously outstanding dissenting shareholders' liability associated with the Starz Merger.
Shareholder Litigation Settlements. Shareholder litigation settlements of $114.1 million in fiscal 2019 was related to previous shareholder litigation in connection with the Starz merger and includes the following: (i) $54.8 million for the net expense recorded for the settlement of the fiduciary litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million, and (ii) $59.3 million related to the appraisal litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. There were no comparable charges in fiscal 2020.
Other Expense. Other expense of $11.1 million for fiscal 2020 compared to other expense of $4.7 million for fiscal 2019, and represented the loss related to our monetization of accounts receivable programs (see Note 20 to our consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $5.4 million in fiscal 2020 related primarily to the repurchase of a portion of the 5.875% Senior Notes, 6.375% Senior Notes and Term Loan B. This compared to a loss of $1.9 million in fiscal 2019 related to early repayments on the Term Loan B. See Note 7 to our consolidated financial statements.
Loss on Investments. Loss on investments of $0.5 million for fiscal 2020 compared to loss on investments of $87.6 million for fiscal 2019. The loss on investments in fiscal 2020 represents unrealized losses on equity securities. The loss on investments in fiscal 2019 included a loss of $44.6 million in connection with the March 15, 2019 sale of our 50.0% equity interest in Pop, and other-than-temporary impairments on our investments of $36.8 million.
Equity Interests Loss. Equity interests loss of $17.2 million in fiscal 2020 compared to equity interests loss of $42.9 million in fiscal 2019. In fiscal 2019, the equity interest loss included equity losses from Pop (50.0% equity interest sold in March 2019), and higher equity losses from other equity investees.

Income Tax (Provision) Benefit. We had an income tax provision of $3.3 million in fiscal 2020, compared to a benefit of $8.5 million in fiscal 2019. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for fiscal 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

In fiscal 2019, our income tax benefit was also impacted by the tax deductions generated by our capital structure, which included certain foreign affiliate dividends in our Canadian jurisdiction that could be received without being subject to tax under Canadian tax law. However, our income tax benefit for the fiscal year ended March 31, 2019 was offset by valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes imposed by the Tax Act, and the nondeductible portion of our shareholder litigation settlements.

At March 31, 2020, we had U.S. net operating loss carryforwards of approximately $1,660.6 million available to reduce future federal income taxes which expire beginning in 2029 through 2039, state net operating loss carryforwards of approximately $881.2 million available to reduce future state income taxes which expire in varying amounts beginning 2021, Canadian loss carryforwards of $57.2 million which will expire beginning in 2034, and Luxembourg loss carryforwards of $768.8 million which will expire beginning in 2036. In addition, at March 31, 2020, we had U.S. credit carryforwards related to foreign taxes paid of approximately $76.2 million to offset future federal income taxes that will expire beginning in 2021.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2020 was $188.4 million, or basic and diluted net loss per common share of $0.86 on 217.9 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2019 of $284.2 million, or basic and diluted net loss per common share of $1.33 on 213.7 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain costs related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 17 to the consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,670.9	$1,464.4	$206.5	14.1%
Expenses:
Direct operating expense	810.2	758.1	52.1	6.9%
Distribution & marketing expense	547.2	472.2	75.0	15.9%
Gross contribution	313.5	234.1	79.4	33.9%
General and administrative expenses	104.8	105.6	(0.8)	(0.8)%
Segment profit	$208.7	$128.5	$80.2	62.4%

U.S. theatrical P&A expense included in distribution and marketing expense	$351.8	$289.5	$62.3	21.5%

Direct operating expense as a percentage of revenue	48.5%	51.8%

Gross contribution as a percentage of revenue	18.8%	16.0%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2020 and 2019:

	Year Ended March 31,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$326.1	$29.5	$355.6	$164.5	$51.3	$215.8	$139.8
Home Entertainment
Digital Media	276.0	171.9	447.9	157.2	177.5	334.7	113.2
Packaged Media	154.8	102.1	256.9	108.4	149.1	257.5	(0.6)
Total Home Entertainment	430.8	274.0	704.8	265.6	326.6	592.2	112.6
Television	189.8	57.3	247.1	209.6	64.8	274.4	(27.3)
International	255.2	85.8	341.0	260.8	80.3	341.1	(0.1)
Other	19.8	2.6	22.4	36.2	4.7	40.9	(18.5)
	$1,221.7	$449.2	$1,670.9	$936.7	$527.7	$1,464.4	$206.5
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

Theatrical revenue increased $139.8 million, or 64.8%, in fiscal 2020 as compared to fiscal 2019, primarily driven by the performance of the Feature Films released in fiscal 2020, and included significant revenue from Knives Out, John Wick: Chapter 3 - Parabellum, Angel Has Fallen, Midway and Rambo: Last Blood. In addition, fiscal 2020 included the release of 12 Feature Films, as compared to 11 Feature Films released in fiscal 2019. This increase was partially offset by a decrease from Other Film driven by theatrical revenue in the prior year period from Overboard and Extinction. As a result of the COVID-19 global pandemic, in March 2020 we had to prematurely terminate the theatrical run of our Feature Film, I Still Believe, which was released on March 13, 2020 and had its theatrical run suspended on March 17, 2020. Accordingly, theatrical revenues for fiscal 2020 were impacted by this early termination. See further discussion below on the impact of COVID-19.
Home entertainment revenue increased $112.6 million, or 19.0%, in fiscal 2020, as compared to fiscal 2019, driven by an increase of $165.2 million from our Feature Films, which was partially offset by a decrease of $52.6 million from Other Film. The increase in Feature Film home entertainment revenue was due to the performance of our Fiscal 2020 Theatrical Slate, and in particular, significant digital and packaged media revenues from John Wick: Chapter 3 - Parabellum. The increase was also, to a lesser extent, due to a greater number of Feature Films released on home entertainment. The decrease in revenue from Other Film was primarily due to home entertainment revenue in fiscal 2019 from I Can Only Imagine, Overboard, and Hostiles.
Television revenue decreased $27.3 million, or 9.9%, in fiscal 2020, as compared to fiscal 2019, due primarily to fewer Feature Films from our 2019 Theatrical Slates with television windows opening in fiscal 2020 as compared to the number of Feature Films from our Fiscal 2018 Theatrical Slate with television windows opening in fiscal 2019.
Other revenue decreased $18.5 million, or 45.2%, in fiscal 2020, as compared to fiscal 2019, due to Feature Film revenues from an other ancillary market licensing arrangement in fiscal 2019.

We expect that Motion Picture segment revenues will decrease in fiscal 2021 due to delays in domestic and international theatrical distribution and production as a result of the closure of theaters and paused productions throughout the U.S., Canada, and worldwide due to COVID-19. The extent of the impact on Motion Picture segment revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, global economic conditions, the ability for theaters to re-open at a scale to attract motion pictures and the rate of consumers' return to the theater.
Direct Operating Expense. The increase in direct operating expenses is due to an increase in Motion Picture revenues, and higher investment-in-film write-downs, which were partially offset by decreased direct operating expenses as a percentage of motion pictures revenue. Investment in film write-downs included in Motion Picture segment direct operating expense for the period increased to $42.1 million in fiscal 2020, as compared to approximately $22.9 million in fiscal 2019. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in fiscal 2020 as compared to fiscal 2019, and in particular, the Fiscal 2020 Theatrical Slate releases in fiscal 2020 (John Wick: Chapter 3 - Parabellum, Knives Out, Angel Has Fallen, Midway) as compared to the Fiscal 2019 Theatrical Slate releases in fiscal 2019 (The Spy Who Dumped Me, Robin Hood).
Distribution and Marketing Expense. The increase in distribution and marketing expense in fiscal 2020 is primarily due to higher theatrical P&A spending on a greater number of Feature Film theatrical releases. In fiscal 2020, approximately $10.8 million of P&A was incurred in advance for films to be released in fiscal 2021, such as Antebellum, Spiral, Barb and Star Go to Visa Del Mar, and Run. In fiscal 2019, approximately $31.6 million of P&A was incurred in advance for films to be released in fiscal 2020, such as Hellboy, Long Shot and John Wick: Chapter 3.
Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2020 increased as compared to fiscal 2019, primarily due to increased Motion Picture revenue and lower direct operating expenses as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $0.8 million, or 0.8%, primarily due to decreases in professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,001.3	$920.9	$80.4	8.7%
Expenses:
Direct operating expense	879.9	774.5	105.4	13.6%
Distribution & marketing expense	30.7	36.8	(6.1)	(16.6)%
Gross contribution	90.7	109.6	(18.9)	(17.2)%
General and administrative expenses	37.3	43.5	(6.2)	(14.3)%
Segment profit	$53.4	$66.1	$(12.7)	(19.2)%

Direct operating expense as a percentage of revenue	87.9%	84.1%

Gross contribution as a percentage of revenue	9.1%	11.9%

Revenue. The table below sets forth Television Production revenue and the changes in revenue by media for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Television Production	(Amounts in millions)
Television	$715.7	$655.8	$59.9	9.1%
International	152.7	136.0	16.7	12.3%
Home Entertainment Revenue
Digital	57.4	66.9	(9.5)	(14.2)%
Packaged Media	3.4	7.6	(4.2)	(55.3)%
Total Home Entertainment Revenue	60.8	74.5	(13.7)	(18.4)%
Other	72.1	54.6	17.5	32.1%
	$1,001.3	$920.9	$80.4	8.7%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2020 as compared to fiscal 2019, due to an increase in syndicated licensing revenue, and increased intersegment revenues from the licensing of Starz original series. These increases were offset partially by decreased revenue from fewer television episodes delivered, and decreased license fees from unscripted television programs in fiscal 2020 as compared to fiscal 2019.
International revenue in fiscal 2020 increased $16.7 million, or 12.3%, as compared to fiscal 2019, primarily due to revenue from Mythic Quest: Raven's Banquet Season 1, Orange Is the New Black Season 7, Dear White People Season 3, and Greenleaf Season 4, and intersegment revenue from STARZPLAY International from the Starz original series The Rook Season 1, Power Season 6, Vida Season 2, and The Spanish Princess Season 1 in fiscal 2020. This compared to revenue in fiscal 2019 from Orange Is the New Black Seasons 6 & 7, Step Up: High Water Season 2, Greenleaf Season 3, Ash vs. Evil Dead Season 3, and Power Season 5.
Home entertainment revenue in fiscal 2020 decreased $13.7 million, or 18.4%, as compared to fiscal 2019, primarily driven by decreases from digital media revenue in fiscal 2019 for The Royals, and the Starz original series, The Missing Season 2 and Black Sails Season 4, which were partially offset by increased digital media revenue in fiscal 2020 for Are We There Yet.
Other revenue increased in fiscal 2020 as compared to fiscal 2019 due to a full year of revenue in fiscal 2020 from 3 Arts Entertainment, which compared to revenue in fiscal 2019 from the acquisition date of May 29, 2018 to March 31, 2019. Revenue of 3 Arts Entertainment was negatively impacted by a small amount in our fiscal year ended March 31, 2020 as a result of the COVID-19 global pandemic, and will be more significantly impacted in the fiscal year ended March 31, 2021, the extent of which will depend on when film and television productions and releases return to pre COVID-19 levels.
The extent of the impact of the COVID-19 global pandemic on Television Production revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2020 increased $105.4 million, or 13.6%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in fiscal 2020 as compared to fiscal 2019. In particular, fiscal 2019 included significant revenue from higher margin television series, such as Orange Is The New Black and Step Up: High Water as compared to fiscal 2020 which included new television programs (Manhunt, Zoey's Extraordinary Playlist, Mythic Quest: Raven's Banquet, Kevin Hart: Don't F**k This Up, The Rook, Ambitions), which typically result in higher amortization expenses in relation to revenues initially.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2020 decreased as compared to fiscal 2019 even though revenues increased, due to higher direct operating expenses as a percentage of television production revenue, partially offset by lower distribution and marketing expense.

General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $6.2 million, or 14.3%, primarily due to decreases in salaries and related expenses, incentive compensation and professional fees. Fiscal 2019 includes general and administrative expenses of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2020 and 2019:

	Year Ended
	March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,486.8	$1,461.0	$25.8	1.8%
Expenses:
Direct operating expense	680.2	600.9	79.3	13.2%
Distribution & marketing expense	426.1	326.1	100.0	30.7%
Gross contribution	380.5	534.0	(153.5)	(28.7)%
General and administrative expenses	87.5	97.7	(10.2)	(10.4)%
Segment profit	$293.0	$436.3	$(143.3)	(32.8)%

Direct operating expense as a percentage of revenue	45.7%	41.1%

Gross contribution as a percentage of revenue	25.6%	36.6%

The following table sets forth the Media Networks segment profit by product line:

	Year Ended				Year Ended
	March 31, 2020				March 31, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,430.1	$22.9	$33.8	$1,486.8	$1,440.9	$2.1	$18.0	$1,461.0
Expenses:
Direct operating expense	554.3	120.1	5.8	680.2	563.7	30.1	7.1	600.9
Distribution & marketing expense	346.9	42.4	36.8	426.1	303.1	5.2	17.8	326.1
Gross contribution	528.9	(139.6)	(8.8)	380.5	574.1	(33.2)	(6.9)	534.0
General and administrative expenses	66.1	15.0	6.4	87.5	86.1	7.2	4.4	97.7
Segment profit	$462.8	$(154.6)	$(15.2)	$293.0	$488.0	$(40.4)	$(11.3)	$436.3

Subscriber Data. The number of period-end service subscribers is a key metric to evaluate a non-ad supported subscription video service as a growing or decreasing subscriber base is a key indicator of the health of the overall business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include fixed fees, rates per basic video household or a rate per STARZ subscriber. The table below sets forth, for the periods presented, subscriptions to our Media Networks and STARZPLAY Arabia services.

The pro forma subscriber data as of March 31, 2019 reflects the number of subscribers as of March 31, 2019, adjusted to remove the estimated number of subscribers to MVPD video packages or MVPD bundles that include the Starz service for distributors who dropped or removed Starz from these highly distributed MVPD video packages or MVPD bundles. This is a key metric to show prior period subscribers on a comparable basis to March 31, 2020 quarter-end subscribers. An MVPD video package is an offering by our distributors to its customers of multiple distinct video networks or services for a single recurring price where there is no distinction of price on any one specific network. An MVPD bundle is an offering by our distributors to its customers of two or more distinct MVPD services, such as video, internet and phone, sold on a subscription basis to a consumer or subscriber for a single price, and may include additional premium channels, like STARZ, to promote the bundle offering.

			Pro Forma
	March 31,	March 31,	March 31,
	2020	2019	2019
	(Amounts in millions)
Domestic Subscribers
STARZ	18.9	24.7	16.8
Other Streaming Services(1)	0.7	0.3	0.3
	19.6	25.0	17.1
International Subscribers
STARZPLAY International	3.2	2.0	2.0
STARZPLAY Arabia(2)	1.8	1.1	1.1
	5.0	3.1	3.1
Total Domestic and International Subscribers	24.6	28.1	20.2

Subscribers by Platform:
Linear Subscribers	14.0	22.6	14.7
OTT Subscribers(3)	10.6	5.5	5.5
Total Global Subscribers	24.6	28.1	20.2
___________________

(1)	Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.

(2)	Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.

(3)	OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
Revenue. The increase in Media Networks' revenue was driven by higher STARZPLAY International revenue of $20.8 million, increased Other Streaming Services revenue of $15.8 million, partially offset by decreased Starz Networks' revenue of $10.8 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories launched in fiscal 2019, and additional territories launched since March 31, 2019. Other Streaming Services revenue increased due to subscriber growth. Starz Networks' revenue decreased as a result of declines in revenue from traditional linear services, which was mostly offset by higher OTT revenue resulting from increased subscriptions.
As a result of the COVID-19 global pandemic, television and streaming consumption around the globe has increased and home entertainment demand continues. For instance, STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns, such as declining linear subscribers and increasing subscribers to OTT services. This increase may not be indicative of future results and growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.

During fiscal 2020 and fiscal 2019, the following original series premiered on STARZ:

Year Ended March 31, 2020	Year Ended March 31, 2019
First Quarter:	First Quarter:
The Spanish Princess	Howard's End
Vida Season 2	Sweetbitter Season 1
The Rook Season 1	Vida Season 1
Wrong Man Season 1
Second Quarter:	Second Quarter:
Sweetbitter Season 2	Power Season 5
Power Season 6A	America to Me
Power Confidential Season 1	Warriors of Liberty City
Third Quarter:	Third Quarter:
Dublin Murders	Outlander Season 4
Leavenworth	Counterpart Season 2
Fourth Quarter:	Fourth Quarter:
Power Season 6B	American Gods Season 2
Wrong Man Season 2	Now Apocalypse Season 1
Outlander Season 5
Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programing cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the launch of the STARZPLAY international service has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks direct operating expenses is due to higher direct operating expenses at STARZPLAY International, which were partially offset by lower Starz Networks' direct operating expenses in fiscal 2020. Direct operating expenses at STARZPLAY International increased as a result of higher programming cost amortization related to the launch and operation of STARZPLAY in additional international territories since March 31, 2019. The decrease in direct operating expense at Starz Networks was due to a benefit of $39.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, and lower programming amortization related to our Starz Originals. This benefit was partially offset by higher programming amortization related to theatrical releases under our programming output agreement, and higher development expense related to our Starz Originals.
The increase in Media Networks distribution and marketing expense is due to increases at Starz Networks, STARZPLAY International, and to a lesser extent, Other Streaming Services. Starz Networks' distribution and marketing expense increased due to increased operating costs associated with increased OTT revenue and increased marketing spend. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories launched in fiscal 2019, and additional territories launched since March 31, 2019. The increase in distribution and marketing expense for Other Streaming Services was primarily attributable to increased advertising and marketing costs in order to drive subscriber growth.
Gross Contribution. Gross contribution of the Media Networks segment for fiscal 2020 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories, and to a lesser extent, negative contribution from Other Streaming Services. The decrease in gross contribution compared to fiscal 2019 was primarily due to higher negative contributions from STARZPLAY International, and lower gross contribution from Starz Networks driven by increased distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2020 decreased from fiscal 2019, driven by a decrease in Starz Networks, partially offset by increased general and administrative expenses for STARZPLAY International. The decrease in Starz Networks resulted from a decrease in payroll and related costs.

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. As of March 31, 2020, we had cash and cash equivalents of $318.2 million. Our debt at March 31, 2020 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at March 31, 2020) due March 2023 (the "Revolving Credit Facility"), a five-year term loan A facility due March 2023 (the "Term Loan A"), a seven-year term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
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
In addition, the Company has a redeemable noncontrolling interest balance of $167.8 million related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 12 to our consolidated financial statements).
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
In the short-term, while a portion of our revenue has been reduced as a result of the COVID-19 global pandemic, our cash requirements for productions and marketing spends have also been reduced. As previously discussed, in some areas we have experienced increases in revenue and viewership of our content. We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. As a result, we cannot predict the outcome of the full extent of the COVID-19 global pandemic on our operating results, cash flows and financial position.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, and available production financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. However, we may seek alternative sources of capital in connection with the STARZPLAY international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, distribution commitments, and the monetization of trade accounts receivable. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. Additionally, the COVID-19 global pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2020, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2020, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, including repurchases subsequent to March 31, 2020 of approximately $1.0 million, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential purchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the fiscal year ended March 31, 2020, we repurchased 0.7 million of our Class A voting shares for an aggregate cost of $3.8 million, with a weighted average repurchase price per share of $5.43.
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
Capacity to Pay Dividends. At March 31, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $206.4 million and accumulated deficit of $16.9 million were deemed free of restrictions at March 31, 2020.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $136.8 million for the fiscal year ended March 31, 2020 and decreased by $193.5 million for the fiscal year ended March 31, 2019, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the fiscal years ended March 31, 2020 and 2019 were as follows:

	Year Ended March 31,
	2020	2019	Net Change
	(Amounts in millions)
Operating Activities:
Operating income	$2.8	$130.0	$(127.2)
Amortization of films and television programs and program rights	1,706.7	1,516.5	190.2
Non-cash share-based compensation	50.5	68.1	(17.6)
Cash interest	(176.4)	(152.0)	(24.4)
Current income tax provision	(4.2)	(15.1)	10.9
Shareholder litigation settlement charges and interest	—	(221.3)	221.3
Other non-cash charges included in operating activities	263.9	201.5	62.4
Cash flows from operations before changes in operating assets and liabilities	1,843.3	1,527.7	315.6

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	397.5	470.8	(73.3)
Investment in films and television programs and program rights	(1,545.3)	(1,469.9)	(75.4)
Other changes in operating assets and liabilities	(80.9)	(101.1)	20.2
Changes in operating assets and liabilities	(1,228.7)	(1,100.2)	(128.5)
Net Cash Flows Provided By Operating Activities	$614.6	$427.5	$187.1

Cash flows provided by operating activities for the fiscal year ended March 31, 2020 were $614.6 million compared to cash flows provided by operating activities of $427.5 million for the fiscal year ended March 31, 2019. The increase in cash provided by operating activities for fiscal 2020 as compared to fiscal 2019 is due to higher cash flows from operations before changes in operating assets and liabilities, which in fiscal 2019 included the portion of the shareholder litigation settlement associated with the Starz merger. The increase was partially offset by an increase in cash used from changes in operating assets and liabilities which were driven by lower decreases in accounts receivable and other assets, and increases in investment in films and television programs and program rights. In addition, cash flows provided by operating activities for the year ended March 31, 2020 benefited by approximately $253.0 million from the monetization of accounts receivables programs, as compared to a benefit of $347.0 million for the year ended March 31, 2019 (see Note 20 to our consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2020 and 2019 were as follows:

	Year Ended March 31,
	2020	2019
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of equity method investees, net of transaction costs	$—	$48.0
Investment in equity method investees and other	(20.6)	(48.6)
Business acquisitions, net of cash acquired of $5.5 in 2019	—	(77.3)
Capital expenditures	(31.1)	(43.8)
Net Cash Flows Used In Investing Activities	$(51.7)	$(121.7)
Cash used in investing activities of $51.7 million for the fiscal year ended March 31, 2020 compared to cash used in investing activities of $121.7 million for the fiscal year ended March 31, 2019, as reflected above. The change was primarily due to cash used in fiscal 2019 for the purchase of 3 Arts Entertainment, net of cash acquired, and less cash used in fiscal 2020 for investment in equity method investees and capital expenditures, offset partially by the net proceeds from the sale of our equity interest in Pop in fiscal 2019.
Financing Activities. Cash flows used in financing activities for the fiscal years ended March 31, 2020 and 2019 were as follows:

	Year Ended March 31,
	2020	2019
	(Amounts in millions)
Debt - borrowings	$852.1	$3,541.2
Debt - repurchases and repayments	(1,033.4)	(3,212.7)
Net (repayments of) proceeds from debt	(181.3)	328.5

Production loans - borrowings	59.0	338.1
Production loans - repayments	(293.8)	(305.4)
Net (repayments of) proceeds from production loans	(234.8)	32.7

Repurchase of common shares	(2.6)	—
Payment of dissenter liability accrued at acquisition	—	(797.3)
Other financing activities	(7.4)	(63.2)
Net Cash Flows Used In Financing Activities	$(426.1)	$(499.3)
Cash flows used in financing activities of $426.1 million for the fiscal year ended March 31, 2020 compared to cash flows used in financing activities of $499.3 million for the fiscal year ended March 31, 2019.
Cash flows used in financing activities for fiscal 2020 primarily reflects net production loan repayments of $234.8 million and net debt repurchases and repayments of $181.3 million. In addition, cash flows used in financing activities for fiscal 2020 reflects cash used for the repurchase of common shares of $2.6 million. Net debt repurchases and repayments of $181.3 million in fiscal 2020 included the below transactions:

•
In March 2020, we paid $1.0 million to repurchase $1.3 million principal amount of the 5.875% Senior Notes, and we paid $3.5 million to repurchase $4.4 million principal amount of the 6.375% Senior Notes.

•	In March 2020, we paid $22.0 million to repurchase $28.0 million principal amount of the Term Loan B.

•	Voluntary prepayments totaling $101.9 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.
Cash flows used in financing activities for fiscal 2019 primarily reflects the payment of the dissenting shareholders' liability accrued at acquisition associated with the Starz merger, net debt borrowings of $328.5 million, net production loan borrowings of $32.7 million, and cash paid for dividends of $57.4 million. Net debt borrowings of $328.5 million in fiscal 2019 included the below transactions:

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

Production Loans
See Note 10 to our consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2020:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2020 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	52.5	75.0	585.0	—	—	—	712.5
Term Loan B	12.5	12.5	12.5	12.5	915.1	—	965.1
5.875% Senior Notes	—	—	—	—	518.7	—	518.7
6.375% Senior Notes	—	—	—	545.6	—	—	545.6
Film obligations and production loans(1)	353.8	47.0	38.3	7.5	2.4	1.6	450.6
Operating lease obligations(2)	41.2	33.1	32.4	20.3	13.0	47.0	187.0
Finance lease obligations(2)	3.0	0.9	0.9	1.0	1.0	35.6	42.4
	463.0	168.5	669.1	586.9	1,450.2	84.2	3,421.9
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(3)	391.8	384.1	111.5	74.1	7.8	17.4	986.7
Interest payments(4)	161.8	161.8	157.0	133.4	90.8	34.0	738.8
Other contractual obligations	143.3	75.6	45.4	10.8	7.3	49.0	331.4
	696.9	621.5	313.9	218.3	105.9	100.4	2,056.9
Total future repayment of debt and other commitments under contractual obligations (4)	$1,159.9	$790.0	$983.0	$805.2	$1,556.1	$184.6	$5,478.8
 ___________________

(1)
Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.

(2)	See Note 8 to our consolidated financial statements for further information on leases.

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

(5)
Not included in the amounts above are $167.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

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

For additional details of commitments and contingencies, see Note 18 to our consolidated financial statements.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 13 to our consolidated financial statements, remaining performance obligations were $1.6 billion at March 31, 2020 (March 31, 2019 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.0 billion at March 31, 2020 (March 31, 2019 - $1.2 billion), respectively.
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 19 to our consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. At March 31, 2020, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 19 and Note 23 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan

A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of March 31, 2020, each quarter point change in interest rates would result in a $3.7 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 3.24% to 3.74% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.4 million in additional costs capitalized to the respective film or television asset.

At March 31, 2020, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding principal value of $1,043.2 million, and an estimated fair value of $883.4 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $17.7 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $45.5 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2020:

		Year Ended March 31,						Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	March 31, 2020
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	52.5	75.0	585.0	—	—	—	712.5	637.7
Average Interest Rate	2.74%	2.74%	2.74%	—	—	—
Term Loan B(1)	12.5	12.5	12.5	12.5	915.1	—	965.1	845.7
Average Interest Rate	3.24%	3.24%	3.24%	3.24%	3.24%	—
Production loans(1)	132.8	—	18.6	—	—	—	151.4	151.4
Average Interest Rate	3.68%	—	3.24%	—	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	518.7	—	518.7	430.5
Average Interest Rate	—	—	—	—	5.875%	—
6.375% Senior Notes	—	—	—	545.6	—	—	545.6	452.9
Average Interest Rate	—	—	—	6.375%	—	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	1,700.0		1,700.0	(187.9)
 ____________________

(1)	The effective interest rate in the table above is before the impact of interest rate swaps.

(2)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate corporate debt with fixed rates paid ranging from 2.723% to 2.915% maturing in March 2025. See Note 19 to our consolidated financial statements. On May 15, 2020, the Company entered into certain transactions which effectively extended the maturity date on an aggregate of

$1.05 billion of interest rate swaps by an additional 2 to 5 years, subject to Mandatory Early Termination Dates of March 23, 2025. This resulted in a decrease of the weighted average fixed pay rate from 2.87028% to 2.39293% per annum representing an annual cash interest savings of approximately $8.1 million compared to the prior swaps. See Note 23 to our consolidated financial statements.

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

As of March 31, 2020, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2020.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2020, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 global pandemic, but we are continually monitoring and assessing the COVID-19 situation on our internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements and the related notes and schedule listed in the Index at Item 15(a) and our report dated May 27, 2020 expressed an unqualified opinion thereon.

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
May 27, 2020

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2020.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-69.

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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2020
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2020:
Reserves:
Returns and allowances	$35.0	$81.2	$—		$(82.5)	(2)	$33.7
Provision for doubtful accounts	$5.4	$5.7	$—		$(1.8)	(3)	$9.3
Deferred tax valuation allowance	$401.1	$4.5	$30.2	(4)	$—		$435.8

Year Ended March 31, 2019:
Reserves:
Returns and allowances	$56.2	$126.0	$—		$(147.2)	(2)	$35.0
Provision for doubtful accounts	$7.5	$(2.0)	$—		$(0.1)	(3)	$5.4
Deferred tax valuation allowance	$73.2	$313.9	$14.0	(4)	$—		$401.1

Year Ended March 31, 2018:
Reserves:
Returns and allowances	$68.6	$168.3	$—		$(180.7)	(2)	$56.2
Provision for doubtful accounts	$9.0	$(1.0)	$—		$(0.5)	(3)	$7.5
Deferred tax valuation allowance	$5.9	$67.3	$—		$—		$73.2
____________________________

(1)	Charges for returns and allowances are charges against revenue.

(2)	Actual returns and fluctuations in foreign currency exchange rates.

(3)	Uncollectible accounts written off and fluctuations in foreign currency exchange rates.

(4)	Valuation allowance addition recorded in other comprehensive income and primarily associated with hedging losses.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
4.1	Supplemental Indenture, dated as of December 8, 2016, among Lions Gate Entertainment Corp., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	12/8/2016
4.2	Indenture, dated as of October 27, 2016, by and between LG FinanceCo Corp. and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	10/27/2016
4.3	Indenture, dated as of March 28, 2018, by and between Lions Gate Capital Holdings LLC, as issuer, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee	8-K	4.1	3/28/2018
4.4	Indenture, dated as of February 4, 2019, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	2/4/2019
4.5	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.6	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Membership Interest Purchase Agreement, dated as of January 13, 2012, among Lions Gate Entertainment Corp., LGAC 1, LLC, LGAC 3, LLC, Summit Entertainment, LLC, S Representative, LLC and the several sellers party thereto	8-K	2.1	1/17/2012
10.6*	Employment Agreement, dated May 30, 2013, between the Company and Jon Feltheimer	8-K	10.1	6/3/2013
10.7	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.8	Underwriting Agreement dated April 8, 2015, by and among Lions Gate Entertainment Corp., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP and J.P. Morgan Securities LLC	8-K	1.1	4/9/2015
10.9	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.10	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.11	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.12	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.13	Underwriting Agreement, dated November 12, 2015, by and among Lions Gate Entertainment Corp., J.P. Morgan Securities LLC, Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. And Bank of America, N.A.	8-K	1.1	11/13/2015
10.14	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.15	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.16	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.17	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.18	Commitment Letter, dated as of June 27, 2016, among Lions Gate, and JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc.	8-K	10.9	7/1/2016
10.19*	Amendment to Employment Agreement, dated October 11, 2016, between the Company and Jon Feltheimer	8-K	10.1	10/13/2016
10.20*	Amendment to Employment Agreement, dated November 3, 2016, between Lions Gate Entertainment Corp. and Michael Burns	8-K	10.1	11/4/2016
10.21	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.22*	Executive Annual Bonus Program	10-Q	10.36	6/30/2017
10.23*	Form of Restricted Share Unit Award Agreement	10-Q	10.38	9/30/2017
10.24	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017
10.25	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.26*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2018	10-Q	10.39	12/31/2018
10.27	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	10.34	5/23/2019
10.28*	Lions Gate Entertainment Inc. Deferred Compensation Plan	10-Q	10.35	8/8/2019
10.29*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan.	8-K	10.1	9/13/2019
10.30*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated November 1, 2019	10-Q	10.38	11/7/2019
10.31*	Form of Restricted Share Unit Award Agreement	10-Q	10.39	11/7/2019
10.32*	Form of Nonqualified Stock Option Agreement	10-Q	10.40	11/7/2019
10.33*	Form of Share Appreciation Rights Award Agreement	10-Q	10.41	11/7/2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.34*x	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 15, 2020
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 27, 2020.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Corii Berg and James W. Barge, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2020
James W. Barge

/s/ MICHAEL BURNS	Director	May 27, 2020
Michael Burns

/s/ GORDON CRAWFORD	Director	May 27, 2020
Gordon Crawford

/s/ ARTHUR EVRENSEL	Director	May 27, 2020
Arthur Evrensel

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2020
Jon Feltheimer

/s/ EMILY FINE	Director	May 27, 2020
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 27, 2020
Michael T. Fries

/s/ SIR LUCIAN GRAINGE	Director	May 27, 2020
Sir Lucian Grainge

/s/ SUSAN MCCAW	Director	May 27, 2020
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 27, 2020
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 27, 2020
Mark H. Rachesky, M.D.

/s/ DANIEL SANCHEZ	Director	May 27, 2020
Daniel Sanchez

/s/ DARYL SIMM	Director	May 27, 2020
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 27, 2020
Hardwick Simmons

/s/ DAVID M. ZASLAV	Director	May 27, 2020
David M. Zaslav

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At March 31, 2020, the Company’s goodwill was $2.8 billion. As disclosed in Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies,” goodwill is tested for impairment at least annually at the reporting unit level, and between annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.

Auditing management’s evaluation of goodwill for impairment is complex and requires significant judgment due to the estimation required in determining the fair value of the reporting units. These fair value estimates are affected by significant assumptions such as the discount rate, projected annual revenue growth rate and EBITDA margin, terminal growth rate, and market multiples, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s assessment of the significant assumptions used in the fair value measurements described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, historical financial performance, and other relevant factors. We assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also involved our specialists to help evaluate the reasonableness of certain significant assumptions and the valuation methodologies used.

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies,” “Investment in Films and Television Programs” is stated at the lower of amortized cost or estimated fair value. As disclosed in Note 3 to the consolidated financial statements “Investment in Films and Television Programs and Program Rights,” total impairment charges on investment in films and television programs related to theatrical films were $55.2 million for the year ended March 31, 2020 and the unamortized balance related to completed and not released and in progress theatrical films was $150.8 million at March 31, 2020.

Auditing the Company’s impairment evaluation for theatrical films prior to release is challenging and subjective as the key inputs into the analysis include estimates of future anticipated revenues and box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s theatrical impairment review process. For example, we tested controls over management’s review of unreleased theatrical films for indicators of impairment and management’s determination of the significant assumptions mentioned above.

To test the assessment of unreleased theatrical films for impairment, our audit procedures included, among others, testing the completeness and accuracy of the underlying data as well as the significant assumptions mentioned above. For example, we assessed management’s assumptions by comparing them to historical performance of comparable films and to current operating information, and we considered the historical accuracy of management’s estimates. We also performed sensitivity analyses to evaluate the potential changes in the expected profitability of unreleased films resulting from reasonable changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Los Angeles, California
May 27, 2020

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$318.2	$184.3
Accounts receivable, net	522.0	647.2
Program rights	310.5	295.7
Other current assets	157.4	267.2
Total current assets	1,308.1	1,394.4
Investment in films and television programs and program rights, net	1,517.3	1,672.0
Property and equipment, net	140.9	155.3
Investments	40.3	26.2
Intangible assets	1,719.6	1,871.6
Goodwill	2,833.5	2,833.5
Other assets	391.5	436.1
Deferred tax assets	—	19.8
Total assets	$7,951.2	$8,408.9
LIABILITIES
Accounts payable and accrued liabilities	$526.9	531.2
Participations and residuals	441.9	408.5
Film obligations and production loans	353.7	512.6
Debt - short term portion	68.6	53.6
Deferred revenue	116.6	146.5
Total current liabilities	1,507.7	1,652.4
Debt	2,664.4	2,850.8
Participations and residuals	421.6	479.8
Film obligations and production loans	96.9	143.1
Other liabilities	334.9	114.0
Deferred revenue	61.3	62.8
Deferred tax liabilities	36.6	56.5
Redeemable noncontrolling interest	167.8	127.6
Commitments and contingencies (Note 18)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.0 shares issued (March 31, 2019 - 82.5 shares issued)	659.2	649.7
Class B non-voting common shares, no par value, 500.0 shares authorized, 136.4 shares issued (March 31, 2019 - 133.5 shares issued)	2,221.7	2,140.6
Retained earnings (accumulated deficit)	(16.9)	208.7
Accumulated other comprehensive loss	(206.0)	(80.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,658.0	2,918.7
Noncontrolling interests	2.0	3.2
Total equity	2,660.0	2,921.9
Total liabilities and equity	$7,951.2	$8,408.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions, except per share amounts)
Revenues	$3,890.0	$3,680.5	$4,129.1
Expenses:
Direct operating	2,226.1	2,028.2	2,309.6
Distribution and marketing	1,008.7	835.5	897.6
General and administration	430.4	445.4	454.4
Depreciation and amortization	197.7	163.4	159.0
Restructuring and other	24.3	78.0	59.8
Total expenses	3,887.2	3,550.5	3,880.4
Operating income	2.8	130.0	248.7
Interest expense
Interest expense	(191.3)	(163.6)	(137.2)
Interest on dissenting shareholders' liability	—	(35.3)	(56.5)
Total interest expense	(191.3)	(198.9)	(193.7)
Shareholder litigation settlements	—	(114.1)	—
Interest and other income	8.8	12.0	10.4
Other expense	(11.1)	(4.7)	—
Gain (loss) on extinguishment of debt	5.4	(1.9)	(35.7)
Gain (loss) on investments	(0.5)	(87.6)	171.8
Equity interests loss	(17.2)	(42.9)	(52.8)
Income (loss) before income taxes	(203.1)	(308.1)	148.7
Income tax (provision) benefit	(3.3)	8.5	319.4
Net income (loss)	(206.4)	(299.6)	468.1
Less: Net loss attributable to noncontrolling interests	18.0	15.4	5.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(188.4)	$(284.2)	$473.6

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.86)	$(1.33)	$2.27
Diluted net income (loss) per common share	$(0.86)	$(1.33)	$2.15

Weighted average number of common shares outstanding:
Basic	217.9	213.7	208.4
Diluted	217.9	213.7	220.4

Dividends declared per common share	$—	$0.18	$0.09

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Net income (loss)	$(206.4)	$(299.6)	$468.1
Foreign currency translation adjustments, net of tax	(0.6)	(5.8)	7.0
Net unrealized loss on available-for-sale securities, net of tax	—	—	(0.5)
Net unrealized loss on cash flow hedges, net of tax benefit of nil, $0.3 million, and $0.1 million in 2020, 2019 and 2018, respectively	(125.1)	(62.2)	(0.2)
Comprehensive income (loss)	(332.1)	(367.6)	474.4
Less: Comprehensive loss attributable to noncontrolling interest	18.0	15.4	5.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(314.1)	$(352.2)	$479.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2017	81.1	$605.7	126.4	$1,914.1	$10.6	$(16.0)	$2,514.4	$—	$2,514.4
Cumulative effect of accounting changes	—	—	—	—	60.8	—	60.8	—	60.8
Exercise of stock options	0.3	1.7	2.6	44.8	—	—	46.5	—	46.5
Share-based compensation, net	0.1	12.8	—	52.9	—	—	65.7	—	65.7
Issuance of common shares	0.3	8.5	0.3	8.5	—	—	17.0	—	17.0
Noncontrolling interests	—	—	—	—	—	—	—	7.0	7.0
Dividends declared	—	—	—	—	(19.1)	—	(19.1)	—	(19.1)
Net income	—	—	—	—	473.6	—	473.6	(6.0)	467.6
Other comprehensive income	—	—	—	—	—	6.3	6.3	—	6.3
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(9.3)	—	(9.3)	—	(9.3)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.6	0.6	5.8	—	—	6.4	—	6.4
Share-based compensation, net	0.3	11.9	0.5	47.0	—	—	58.9	—	58.9
Issuance of common shares related to acquisitions and other	0.4	8.5	3.1	67.5	—	—	76.0	—	76.0
Noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Dividends declared	—	—	—	—	(38.5)	—	(38.5)	—	(38.5)
Net income (loss)	—	—	—	—	(284.2)	—	(284.2)	0.8	(283.4)
Other comprehensive loss	—	—	—	—	—	(68.0)	(68.0)	—	(68.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.2	1.7	—	—	1.7	—	1.7
Share-based compensation, net	0.3	4.8	0.6	42.7	—	—	47.5	—	47.5
Issuance of common shares related to acquisitions and other	0.9	8.5	2.1	36.7	—	—	45.2	—	45.2
Repurchase of common shares, no par value	(0.7)	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Net income (loss)	—	—	—	—	(188.4)	—	(188.4)	0.2	(188.2)
Other comprehensive loss	—	—	—	—	—	(125.7)	(125.7)	—	(125.7)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(37.2)	—	(37.2)	—	(37.2)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
_________________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 12).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(206.4)	$(299.6)	$468.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	197.7	163.4	159.0
Amortization of films and television programs and program rights	1,706.7	1,516.5	1,641.7
Interest on dissenting shareholders' liability	—	(72.0)	56.5
Amortization of debt financing costs	14.9	11.6	14.3
Non-cash share-based compensation	50.5	68.1	88.4
Other amortization	68.5	29.0	20.1
Distributions from equity method investee	—	1.8	—
Loss (gain) on extinguishment of debt	(5.4)	1.9	35.7
Equity interests loss	17.2	42.9	52.8
Loss (gain) on investments	0.5	87.6	(171.8)
Deferred income taxes (benefit)	(0.9)	(23.6)	(299.5)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	397.5	470.8	(8.6)
Investment in films and television programs and program rights, net	(1,545.3)	(1,469.9)	(1,526.4)
Accounts payable and accrued liabilities	(31.8)	41.0	(181.7)
Participations and residuals	(24.5)	(85.8)	62.6
Film obligations	6.8	(11.8)	5.1
Deferred revenue	(31.4)	(44.4)	(29.9)
Net Cash Flows Provided By Operating Activities	614.6	427.5	386.4
Investing Activities:
Proceeds from the sale of equity method investee, net of transaction costs	—	48.0	393.7
Investment in equity method investees and other	(20.6)	(48.6)	(53.4)
Business acquisitions, net of cash acquired of $5.5 and $18.7 in 2019 and 2018, respectively	—	(77.3)	(1.8)
Capital expenditures	(31.1)	(43.8)	(45.9)
Net Cash Flows Provided By (Used In) Investing Activities	(51.7)	(121.7)	292.6
Financing Activities:
Debt - borrowings	852.1	3,541.2	3,712.6
Debt - repurchases and repayments	(1,033.4)	(3,212.7)	(4,335.7)
Production loans - borrowings	59.0	338.1	319.7
Production loans - repayments	(293.8)	(305.4)	(332.8)
Payment of dissenter liability accrued at acquisition	—	(797.3)	—
Repurchase of common shares	(2.6)	—	—
Dividends paid	—	(57.4)	—
Distributions to noncontrolling interest	(5.7)	(3.7)	(8.2)
Exercise of stock options	1.7	8.0	44.9
Tax withholding required on equity awards	(3.4)	(10.1)	(22.9)
Net Cash Flows Used In Financing Activities	(426.1)	(499.3)	(622.4)
Net Change In Cash and Cash Equivalents	136.8	(193.5)	56.6
Foreign Exchange Effects on Cash and Cash Equivalents	(2.9)	(0.3)	(3.2)
Cash and Cash Equivalents - Beginning Of Period	184.3	378.1	324.7
Cash and Cash Equivalents - End Of Period	$318.2	$184.3	$378.1
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) is a global content leader whose films, television series, digital products and linear and over-the-top platforms reach next generation audiences around the world. Lionsgate’s film and television properties support location-based entertainment venues and other branded attractions, as well as a video game business. Lionsgate's content initiatives are backed by a nearly 17,000-title film and television library and delivered through a global sales and licensing infrastructure.
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
Significant Accounting Policies
Revenue Recognition
The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services and from the Company's majority owned premium Spanish language streaming services business, Pantaya.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by the Company directly in the United States and through a sub-distributor in Canada). Revenue from the theatrical release of feature films are treated as sales or usage- based royalties, are recognized as revenue starting at the exhibition date and are based on the Company's participation in box office receipts of the theatrical exhibitor.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services pursuant to affiliation agreements with U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and over-the-top (“OTT”) (collectively, “Distributors”) and on a direct-to-consumer basis. Media Networks revenues also include international revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside the United States. Media Networks' revenues also include revenues from the Company's majority owned premium Spanish language streaming services business, Pantaya.

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

See Note 13 for further information.
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
For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2020, 2019, and 2018, total capitalized interest was $3.8 million, $10.8 million, and $7.9 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
Investment in films and television programs is stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs, whether released or unreleased, is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. In determining the fair value of its films and television programs, the Company generally employs a discounted cash flows ("DCF") methodology that includes cash flows estimates of a film's ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 11). The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method), and are included within other current assets on the consolidated balance sheet (see Note 20). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.
Program Rights: Program rights include content licensed from third parties and content produced by and licensed from the Television Production segment. The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions or license period. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Programming rights may include rights to more than one exploitation window under its output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases.

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

Licensed content is stated at the lower of amortized cost or net realizable value, and produced original content is stated at the lower of amortized cost or estimated fair value, as discussed above. Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.

Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Distribution equipment	1 — 7 years
Computer equipment and software	2 — 5 years
Furniture and equipment	2 — 10 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Building	26 years
Land	Not depreciated

The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded.
Leases
The Company adopted the new guidance for accounting for leases on April 1, 2019, utilizing the modified retrospective approach, and therefore, results for reporting periods beginning after April 1, 2019 are presented under the new guidance, while prior periods have not been adjusted (see further description in the Recent Accounting Pronouncements section below).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use ("ROU") asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component.
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in the "Other assets - non-current" line item in the Company's March 31, 2020 consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the “Accounts payable and accrued liabilities” and “Other liabilities - non-current” line items in the Company's March 31, 2020 consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's March 31, 2020 consolidated balance sheet. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2020, 2019, and 2018, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2019, 2018 and 2017, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Finite-Lived Intangible Assets
At March 31, 2020, the carrying value of the Company's finite-lived intangible assets was approximately $1.47 billion. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.45 billion. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the first quarter of the fiscal year ended March 31, 2020, the Company amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, in the second quarter of its fiscal year ended March 31, 2020, the Company changed its pattern of amortization of its Traditional Affiliate customer relationship intangible assets from the straight line method over 17 years to an accelerated amortization method which reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This method results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. This change in amortization method resulted in an increase to amortization expense of $38.7 million during the year ended March 31, 2020, with a corresponding increase in loss before income taxes, net loss, and net loss attributable to Lions Gate Entertainment Corp. shareholders. This change in amortization method increased basic and diluted net loss per share for the year ended March 31, 2020 by $0.17 per share and $0.17 per share, respectively. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.
During the fiscal year ended March 31, 2020, due to the industry factors discussed above and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
Goodwill and Indefinite-Lived Intangible Assets
At March 31, 2020, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. The Company's indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31, 2020 were Motion Picture, Media Networks, and our Television and Talent Management businesses, both of which are part of our Television Production segment.
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. The Company performs its annual impairment test as of January 1 in each fiscal year. A goodwill or indefinite-lived intangible asset impairment loss would be recognized for the amount that the carrying amount of a reporting unit, including goodwill or an indefinite-lived intangible asset, exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill or indefinite-lived intangible asset impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit or indefinite-lived intangible asset, of whether or not it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit or indefinite-lived intangible asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company.
A quantitative assessment requires determining the fair value of our reporting units or indefinite-lived intangible assets. The determination of the fair value of each reporting or indefinite-lived intangible asset unit utilizes discounted cash flows ("DCF") analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.
For the second quarter of fiscal 2020, due primarily to the sustained decline in the market price of our common shares, the Company updated its quantitative impairment assessment for three (Television, Media Networks and Motion Picture) of its reporting units. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 10% to 14%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on the Company's quantitative impairment assessment for the second quarter of fiscal 2020, the Company determined that there were no goodwill impairments; however, two of its reporting units (Television and Media Networks) were at risk for impairment.
For fiscal 2020, due to the decline in the market price of our common shares in the quarter ended March 31, 2020, which was significantly impacted by the economic uncertainty and market volatility resulting from the COVID-19 global pandemic, the Company updated its quantitative impairment assessment for all of its reporting units as of March 31, 2020. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 11.5% to 15%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on the Company's annual quantitative impairment assessment for fiscal 2020, the Company determined that two of its reporting units (Television and Media Networks) were at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill.
Management will continue to monitor the reporting units for changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company's business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of the Company's reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of the Company's content, and the timing of when production can resume and theaters can re-open; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of the Company's television programming and motion pictures; the Company's continual contractual relationships with its customers; including its affiliate agreements of its Media Networks business; the Company's subscriber growth rates domestically and internationally across its traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
For fiscal 2020, the Company performed a qualitative impairment assessment of its indefinite-lived trade names. Based on the qualitative impairment assessment of its trade names, the Company concluded that it is more-likely-than-not that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors.
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
Advertising expenses for the year ended March 31, 2020 were $782.4 million (2019 — $640.1 million, 2018 — $654.9 million) which were recorded as distribution and marketing expenses.
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
Tax credits earned with respect to expenditures on qualifying film and television productions are included as an offset to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 20).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 11). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 14 for further discussion of the Company’s share-based compensation.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the years ended March 31, 2020, 2019 and 2018 is presented below:

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(188.4)	$(284.2)	$473.6
Denominator:
Weighted average common shares outstanding	217.9	213.7	208.4
Basic net income (loss) per common share	$(0.86)	$(1.33)	$2.27

Diluted net income (loss) per common share reflects the potential dilutive effect, if any, of the conversion of convertible senior subordinated notes under the "if converted" method. Diluted net income (loss) per common share also reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the years ended March 31, 2020, 2019 and 2018 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(188.4)	$(284.2)	$473.6
Add:
Interest on convertible notes, net of tax	—	—	0.5
Numerator for diluted net income (loss) per common share	$(188.4)	$(284.2)	$474.1

Denominator:
Weighted average common shares outstanding	217.9	213.7	208.4
Effect of dilutive securities:
Conversion of notes	—	—	2.1
Share purchase options	—	—	7.5
Restricted share units and restricted stock	—	—	0.7
Contingently issuable shares	—	—	1.7
Adjusted weighted average common shares outstanding	217.9	213.7	220.4
Diluted net income (loss) per common share	$(0.86)	$(1.33)	$2.15

As a result of the net loss in the fiscal years ended March 31, 2020 and 2019, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2020 and 2019 totaled 2.2 million and 7.1 million, respectively.

Additionally, for the years ended March 31, 2020, 2019 and 2018, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	31.4	21.3	11.5
Restricted share units	2.4	1.0	0.2
Other issuable shares	4.0	1.4	1.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	37.8	23.7	12.9

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon adoption of the new guidance, the Company recognized lease liabilities on the Company's consolidated balance sheet for its operating leases of approximately $187.2 million, with a corresponding right-of-use assets balance of $157.4 million, net of existing lease incentives of $29.8 million previously classified in accounts payable and accrued liabilities and other liabilities. The adoption had no material impact on the Company's consolidated statement of operations. See Note 8 for further information regarding the impact of the adoption of the new guidance on accounting for leases on the Company's financial statements.
Accounting Guidance Not Yet Adopted

Fair Value Measurement - Changes to Disclosure Requirements: In August 2018, the FASB issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance eliminates the requirement that entities disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but requires public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, among other changes. This guidance is effective for the Company's fiscal year beginning April 1, 2020. The Company does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

Improvements to Accounting for Costs of Films and License Agreements for Program Materials: In March 2019, the FASB issued guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. Accordingly, the capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominantly monetized with other owned or licensed content. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. In addition, under previous guidance, film and television programs accounted for under the broadcasting accounting standard were carried on the balance sheet at the lower of cost or net realizable value. The new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impairment would be measured as the difference between the carrying value of the film group and its fair value rather than its net realizable value. This guidance requires that an entity provide new disclosures about content that is either produced or licensed, and classify cash flows for licensed content as cash flows from operating activities in the statement of cash flows. This guidance is effective for the Company's fiscal year beginning April 1, 2020, and is required to be adopted on a prospective basis. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated results of operations or financial position. Furthermore, following adoption, we will present all films and television costs, including capitalized costs of acquired programming rights, as non-current assets in the consolidated balance sheet.

Financial Instruments - Credit Losses: In June 2016, the FASB issued guidance, as amended, that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, from the incurred loss methodology under current U.S. GAAP to a new, forward-looking current expected credit loss model that would generally result in the earlier recognition of credit losses. This guidance is effective for the Company’s fiscal year beginning April 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align its credit loss methodology with the new standard. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The acquisition was accounted for as a purchase, with the results of operations of 3 Arts Entertainment included in the Company's consolidated results from May 29, 2018. Based on the purchase price allocation, $92.7 million was allocated to goodwill, $47.0 million was allocated to the fair value of finite-lived intangible assets and $38.3 million was allocated to deferred compensation arrangements, as discussed above. The remainder of the purchase price was primarily allocated to cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities, and $15.8 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment (see Note 12). The acquired finite-lived intangible assets primarily represent customer relationships and are being amortized over a weighted average estimated useful life of 12 years. The Company incurred approximately $1.3 million of acquisition-related costs that were expensed in restructuring and other expenses during the fiscal year ended March 31, 2019.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Program Rights

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Motion Picture Segment - Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$329.5	$376.7
Acquired libraries, net of accumulated amortization	0.5	1.8
Completed and not released	53.9	80.6
In progress	96.9	250.4
In development	44.4	45.0
	525.2	754.5
Television Production Segment - Direct-to-Television Programs
Released, net of accumulated amortization	220.7	186.1
In progress	271.6	295.6
In development	20.3	17.6
	512.6	499.3
Media Networks Segment
Released program rights, net of accumulated amortization	678.7	591.0
In progress	93.7	106.8
In development	31.0	56.2
	803.4	754.0

Intersegment eliminations	(13.4)	(40.1)

Investment in films and television programs and program rights, net	1,827.8	1,967.7
Less current portion of program rights	(310.5)	(295.7)
Non-current portion	$1,517.3	$1,672.0

Investment in films and television programs and program rights includes write-downs to fair value or net realizable value of $135.5 million, $66.0 million and $36.3 million in the years ended March 31, 2020, 2019, and 2018, respectively, which are included in direct operating expense on the consolidated statements of operations, and of which $55.2 million, $27.2 million and $33.6 million, respectively, related to motion pictures. These charges include certain programming and content charges in fiscal 2020 and fiscal 2019, and COVID-19 related costs in fiscal 2020, which are excluded from segment operating results (see Note 16 and Note 17).
The Company expects approximately 46.7% of completed films and television programs, excluding licensed program rights, will be amortized during the one-year period ending March 31, 2021. Additionally, the Company expects approximately 85.9% of completed and released films and television programs, excluding licensed program rights and acquired libraries, will be amortized during the three-year period ending March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Distribution equipment(1)	$29.7	$29.1
Building(2)	50.4	50.4
Leasehold improvements	43.4	43.2
Property and equipment	25.9	25.5
Computer equipment and software	162.4	132.9
	311.8	281.1
Less accumulated depreciation and amortization	(172.1)	(127.0)
	139.7	154.1
Land	1.2	1.2
	$140.9	$155.3

_______________

(1)
This category includes the cost of satellite transponders accounted for as finance leases, which was $9.5 million as of March 31, 2020, and accumulated depreciation for these transponders was $7.7 million (2019 - cost of $9.5 million, accumulated depreciation of $6.2 million).

(2)
Represents the cost of Starz's building in Englewood, Colorado which is accounted for as a finance lease. Accumulated depreciation for the building totaled $4.9 million at March 31, 2020 (2019 - $3.5 million).

During the year ended March 31, 2020, depreciation expense amounted to $45.6 million and includes the amortization of assets recorded under finance leases (2019 - $50.8 million; 2018 - $48.8 million).

5. Investments
The Company's investments consisted of the following:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Investments in equity method investees	$34.3	$23.1
Other investments(1)	6.0	3.1
	$40.3	$26.2

________________

(1)	Includes investments in equity securities without readily determinable fair values of $5.4 million and $1.9 million at March 31, 2020 and 2019, respectively.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Great Point Opportunity Fund. Great Point Opportunity Fund is a partnership to make investments in an operating company that will operate a studio facility in Yonkers, New York.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below (excluding the Company's former equity method investees, Pop and EPIX, which are separately presented further below):

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Current assets	$138.3	$189.8
Non-current assets	$162.0	$55.7
Current liabilities	$167.3	$167.8
Non-current liabilities	$102.2	$46.7

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Revenues	$131.9	$107.5	$178.8
Gross profit	$51.1	$36.9	$42.6
Net loss	$(64.4)	$(102.6)	$(117.7)

Pop. On March 15, 2019, the Company sold its 50.0% interest in Pop, resulting in net proceeds of $48.0 million (net of transaction costs). The Company recorded a loss before income taxes on the sale of approximately $44.6 million, which is reflected in the gain (loss) on investments line item in the consolidated statement of operations for the year ended March 31, 2019. Prior to the sale of its interest in Pop, the Company had accounted for such interest as an equity method investment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents the summarized statements of operations for Pop for the period from April 1, 2018 through the date of sale of March 15, 2019, and for the year ended March 31, 2018, and a reconciliation of the net loss reported by Pop to the equity interest loss recorded by the Company:

	Period from April 1, 2018 to March 15, 2019 (date of sale)	Year Ended March 31, 2018

Revenues	$96.9	$110.9
Expenses:
Cost of services	55.0	66.2
Selling, marketing, and general and administration	49.9	54.1
Depreciation and amortization	7.4	8.1
Operating loss	(15.4)	(17.5)
Interest expense, net	2.2	1.0
Accretion of redeemable preferred stock units(1)	89.4	79.1
Total interest expense, net	91.6	80.1
Net loss	$(107.0)	$(97.6)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(107.0)	$(97.6)
Ownership interest in Pop	50%	50%
The Company's share of net loss	(53.5)	(48.8)
Accretion of dividend and interest income on redeemable preferred stock units(1)	44.7	39.5
Elimination of the Company's share of profits on licensing sales to Pop	(0.2)	(0.8)
Realization of the Company’s share of profits on licensing sales to Pop	0.6	1.1
Total equity interest loss recorded	$(8.4)	$(9.0)
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
EPIX Financial Information:
The following table presents the summarized statements of income for EPIX for the period from April 1, 2017 through the date of sale of May 11, 2017, and a reconciliation of the net income reported by EPIX to equity interest income recorded by the Company:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Period from April 1, 2017 to May 11, 2017 (date of sale)

(Amounts in millions)
Revenues	$44.8
Expenses:
Operating expenses	32.3
Selling, general and administrative expenses	2.4
Operating income	10.1
Net income	$10.1
Reconciliation of net income reported by EPIX to equity interest income:
Net income reported by EPIX	$10.1
Ownership interest in EPIX	31.15%
The Company's share of net income	3.1
Eliminations of the Company’s share of profits on licensing sales to EPIX(1)	(0.1)
Realization of the Company’s share of profits on licensing sales to EPIX(2)	1.0
Total equity interest income recorded	$4.0
_________________________

(1)	Represents the elimination of the gross profit recognized by the Company on licensing sales to EPIX in proportion to the Company's ownership interest in EPIX.

(2)
Represents the realization of a portion of the profits previously eliminated. This profit remains eliminated until realized by EPIX. EPIX initially records the license fee for the title as inventory on its balance sheet and amortizes the inventory over the license period. Accordingly, the profit is realized as the inventory on EPIX's books is amortized.

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Impairments of investments(1)	$—	$(36.8)	$(29.2)
Unrealized losses on equity securities held as of March 31, 2020 and 2019, respectively(2)	(0.5)	(6.2)	—
Gain (loss) on sale of equity method investees(3)	—	(44.6)	201.0
	$(0.5)	$(87.6)	$171.8
_________________

(1)
Included in impairments of investments in fiscal 2019 and fiscal 2018 were $34.2 million and $10.0 million, respectively, of impairments on investments in equity securities without readily determinable fair values, with the remainder representing charges for other-than-temporary impairments on equity method investees.

(2)
As a result of the adoption of new accounting guidance for Recognition and Measurement of Financial Instruments, effective April 1, 2018 changes in the fair value of the Company's equity securities with a readily determinable fair market value are recognized in net income.

(3)
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2018	$393.7	$309.2	$2,037.9	$2,740.8
Business acquisitions(1)	—	92.0	—	92.0
Measurement period adjustments(1)	—	0.7	—	0.7
Balance as of March 31, 2019	$393.7	$401.9	$2,037.9	$2,833.5
Balance as of March 31, 2020	$393.7	$401.9	$2,037.9	$2,833.5
______________________

(1)
In fiscal 2019, represents the goodwill resulting from the acquisition of 3 Arts Entertainment (see Note 2), and related measurement period adjustments, consisting of a decrease to the fair value of finite-lived intangible assets and a corresponding increase to goodwill.

Intangible Assets
Finite-lived intangible assets consisted of the following as of March 31, 2020 and March 31, 2019:

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$399.2	$1,452.8	$1,852.0	$250.8	$1,601.2
Trademarks and trade names	3.6	1.4	2.2	3.6	1.0	2.6
Other	23.9	9.3	14.6	23.9	6.1	17.8
	$1,879.5	$409.9	$1,469.6	$1,879.5	$257.9	$1,621.6

_______________

(1)	Customer relationships primarily represent affiliation agreements with distributors acquired in the Starz Merger.

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0

_______________

(1)
Tradenames are related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2020, 2019 and 2018 was approximately $152.1 million, $112.6 million, and $109.0 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2021 through 2025 is estimated to be approximately $140.9 million, $132.3 million, $124.3 million, $123.3 million, and $123.1 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Corporate debt:
Revolving credit facility	$—	$—
Term Loan A	712.5	750.0
Term Loan B	965.1	1,107.5
5.875% Senior Notes	518.7	520.0
6.375% Senior Notes	545.6	550.0
Total corporate debt	2,741.9	2,927.5
Finance lease obligations	42.4	45.4
Total debt	2,784.3	2,972.9
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(51.3)	(68.5)
Total debt, net	2,733.0	2,904.4
Less current portion	(68.6)	(53.6)
Non-current portion of debt	$2,664.4	$2,850.8

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2020:

	Maturity Date	Year Ending March 31,
Debt Type		2021	2022	2023	2024	2025	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	March 2023	$—	$—	$—	$—	$—	$—	$—
Term Loan A	March 2023	52.5	75.0	585.0	—	—	—	712.5
Term Loan B	March 2025	12.5	12.5	12.5	12.5	915.1	—	965.1
5.875% Senior Notes	November 2024	—	—	—	—	518.7	—	518.7
6.375% Senior Notes	February 2024	—	—	—	545.6	—	—	545.6
Finance lease obligations	Various	3.0	0.9	0.9	1.0	1.0	35.6	42.4
		$68.0	$88.4	$598.4	$559.1	$1,434.8	$35.6	2,784.3
Less aggregate unamortized debt issuance costs, net of fair value adjustment on finance lease obligations								(51.3)
								$2,733.0

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2020 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at March 31, 2020. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Amended Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 2.74% as of March 31, 2020, before the impact of interest rate swaps, see Note 19 for interest rate swaps).

•
Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 3.24% as of March 31, 2020, before the impact of interest rate swaps, see Note 19 for interest rate swaps).

Potential Impact of LIBOR Transition
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.
Under the terms of the Company's Amended Credit Agreement, in the event of the discontinuance of the LIBOR Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBOR Rate. The Company and Lenders (as defined in the Amended Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time, and which places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBOR Rate. The Company does not anticipate that the discontinuance or modification of the LIBOR Rate will materially impact its liquidity or financial position.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2020, the Company was in compliance with all applicable covenants.

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

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2020, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At March 31, 2020, the capacity to pay dividends under the Senior Credit Facilities, the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $206.4 million and accumulated deficit of $16.9 million were deemed free of restrictions at March 31, 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Transactions

Fiscal 2020:

Senior Notes Repurchases. During the year ended March 31, 2020, the Company paid $1.0 million to repurchase $1.3 million principal amount of the 5.875% Senior Notes, and the Company paid $3.5 million to repurchase $4.4 million principal amount of the 6.375% Senior Notes.

Term Loan B Repurchases. During the year ended March 31, 2020, the Company paid $22.0 million to repurchase $28.0 million principal amount of the Term Loan B.

Term Loan Prepayments. During the year ended March 31, 2020, the Company made voluntary prepayments totaling $101.9 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.

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

Fiscal 2018:

March 2018 Senior Credit Facilities Refinancing. On March 22, 2018, the Company entered into an amendment to the credit and guarantee agreement dated December 8, 2016 to refinance its revolving credit facility, Term Loan A and Term Loan B. In connection with the amendment, the Company repaid in full the then outstanding principal amounts of $950.0 million under the previous Term Loan A and $825.0 million under the previous Term Loan B, and terminated all commitments under the previous revolving credit facility, and the Company incurred a new five-year Term Loan A in aggregate principal amount of $750.0 million, incurred a new seven-year Term Loan B in aggregate principal amount of $1,250.0 million, and obtained a new $1.5 billion five-year revolving credit facility (together with the Term Loan A and Term Loan B, the "Senior Credit Facilities").

December 2017 Term Loan B Refinancing. On December 11, 2017, the Company entered into an amendment to the credit and guarantee agreement dated December 8, 2016 to reduce the interest rate on the Term Loan B and prepaid $25.0 million of principal outstanding under the previous Term Loan B.

Term Loan Prepayments. In addition to the prepayments in connection with the amendments described above, during the year ended March 31, 2018, the Company made other voluntary prepayments totaling $740.0 million in principal outstanding under the previous Term Loan B, together with accrued and unpaid interest.

Gain (Loss) on Extinguishment of Debt

During the years ended March 31, 2020 and 2019, the Company recorded a gain (loss) on extinguishment of debt related to the transactions discussed above, as presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2020	2019
Gain (loss) on extinguishment of debt:
Senior Notes repurchases	$1.1	$—
Term Loan B repurchases	5.7	—
Term Loan B prepayments	(1.4)	(1.9)
	$5.4	$(1.9)

During the year ended March 31, 2018, the Company recorded a loss on extinguishment of debt associated with the debt refinancing transactions in fiscal 2018, as discussed above. The following table summarizes the accounting for the debt issuance costs incurred and the related loss on extinguishment of debt recorded:

	Year Ended March 31, 2018
	Loss on Extinguishment of Debt	Capitalized & Amortized Over Life of New Issuances	Total
	(Amounts in millions)

New debt issuance costs	$11.0	$11.6	$22.6
Previously incurred debt issuance costs or unamortized discount	24.7
Total	$35.7

Finance Lease Obligations
Finance lease obligations represent lease agreements acquired in the Starz Merger. As of March 31, 2020, these obligations include a ten-year commercial lease for a building, with four successive five-year renewal periods at the Company's option, with an imputed annual interest rate of 6.39%, and a finance lease obligation for Starz's transponder capacity that expires in February 2021 and has an imputed annual interest rate of 7.0%. See Note 8 for further information.

8. Leases
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
The components of lease cost were as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
March 31,
2020
(Amounts in millions)
Operating lease cost(1)	$35.3

Finance lease cost
Amortization of right-of-use assets	3.0
Interest on lease liabilities	3.4
Total finance lease cost	6.4

Short-term lease cost(1)(2)	93.3
Total lease cost	$135.0
___________________

(1)
Amounts include costs capitalized during the period for leased assets used in the production of film and television programs. Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other amortization” line of the consolidated statement of cash flows.

(2)	Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions.
Supplemental cash flow information related to leases was as follows:

Year Ended
March 31,
2020
(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$37.1
Operating cash flows for finance leases	3.4
Financing cash flows for finance leases	3.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	8.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2020
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$136.9

Lease liabilities (current)	Accounts payable and accrued liabilities	$35.3
Lease liabilities (non-current)	Other liabilities - non-current	129.6
		$164.9
Finance Leases
Right-of-use assets	Property and equipment, net	$46.4

Lease liabilities (current)	Debt - short-term portion	$3.0
Lease liabilities (non-current)	Debt - non-current	39.4
		$42.4

March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	6.1
Finance leases	21.6

Weighted average discount rate:
Operating leases	4.10%
Finance leases	6.40%

The expected future payments relating to the Company's operating and finance lease liabilities at March 31, 2020 are as follows:

	Operating Leases	Finance Leases
	(Amounts in millions)
Year ending March 31,
2021	$41.2	$6.2
2022	33.1	3.9
2023	32.4	3.9
2024	20.3	3.9
2025	13.0	3.9
Thereafter	47.0	69.6
Total lease payments	187.0	91.4
Less imputed interest	(22.1)	(49.0)
Total	$164.9	$42.4

As of March 31, 2020, the Company has entered into a lease that has not yet commenced related to a studio facility owned by an equity-method investee, for which construction has not yet been completed. The lease is for a term of 10.5 years, commencing upon completion of construction of the studio facility (currently expected to be in calendar year 2021), and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes an option to extend the term for an additional 5 years. The total minimum lease payments under this lease are approximately $71.7 million.
Under the accounting guidance in effect prior to April 1, 2019, the Company incurred rent expense of $27.0 million and $20.7 million in the years ended March 31, 2019 and 2018, respectively.

9. Participations and Residuals

Theatrical Slate Participation

On March 10, 2015, the Company entered into a theatrical slate participation arrangement with TIK Films (U.S.), Inc. and TIK Films (Hong Kong) Limited (collectively, "TIK Films"), both wholly owned subsidiaries of Hunan TV & Broadcast Intermediary Co. Ltd. Under the arrangement, TIK Films, in general and subject to certain limitations including per picture and annual caps, contributed a minority share of 25% of the Company’s production or acquisition costs of “qualifying” theatrical feature films, released generally during the three-year period ended January 23, 2018, and participated in a pro-rata portion of the pictures’ net profits or losses similar to a co-production arrangement based on the portion of costs funded. The arrangement excluded, among others, any theatrical feature film incorporating any elements from the Twilight, Hunger Games or Divergent franchises. The percentage of the contribution could vary on certain pictures.

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheets and amounted to $32.8 million at March 31, 2020 (March 31, 2019 - $157.0 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

10. Film Obligations and Production Loans

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Film obligations	$299.3	$270.3
Production loans	151.4	386.4
Total film obligations and production loans	450.7	656.7
Unamortized debt issuance costs	(0.1)	(1.0)
Total film obligations and production loans, net	450.6	655.7
Less current portion	(353.7)	(512.6)
Total non-current film obligations and production loans	$96.9	$143.1

The following table sets forth future annual repayment of film obligations and production loans as of March 31, 2020:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
	(Amounts in millions)
Film obligations	$221.2	$47.0	$19.7	$7.5	$2.4	$1.6	$299.4
Production loans	132.8	—	18.6	—	—	—	151.4
	$354.0	$47.0	$38.3	$7.5	$2.4	$1.6	$450.8
Less imputed interest on film obligations and debt issuance costs on production loans							(0.2)
							$450.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. The production loans are LIBOR-based, and incur interest at rates ranging from 3.24% to 3.74% (before the impact of interest rate swaps, see Note 19 for interest rate swaps).

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

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2020 and 2019:

	March 31, 2020			March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$0.6	$—	$0.6	$1.2	$—	$1.2
Forward exchange contracts (see Note 19)	—	0.6	0.6	—	1.5	1.5

Liabilities:
Forward exchange contracts (see Note 19)	—	(0.9)	(0.9)	—	(0.6)	(0.6)
Interest rate swaps (see Note 19)	—	(187.9)	(187.9)	—	(63.6)	(63.6)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at March 31, 2020 and March 31, 2019:

	March 31, 2020		March 31, 2019
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(1):
Term Loan A	$699.8	$637.7	$733.3	$742.5
Term Loan B	952.9	845.7	1,091.2	1,088.1
5.875% Senior Notes	504.0	430.5	502.8	534.3
6.375% Senior Notes	539.2	452.9	541.4	576.1
Production loans	151.3	151.3	385.4	386.4

________________

(1)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at March 31, 2020 and 2019.

12. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Beginning balance	$127.6	$101.8	$93.8
Initial fair value of redeemable noncontrolling interests	—	15.8	—
Net income (loss) attributable to noncontrolling interests	(18.2)	(16.2)	0.5
Noncontrolling interest discount accretion	25.4	22.1	6.1
Adjustments to redemption value	37.2	6.5	9.3
Cash distributions	(4.2)	(2.4)	(7.9)
Ending balance	$167.8	$127.6	$101.8

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

13. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2020, 2019 and 2018. The fiscal 2018 information in the below table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance adopted in fiscal 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$355.6	$215.8	$281.4
Home Entertainment
Digital Media	447.9	334.7	373.7
Packaged Media	256.9	257.5	400.3
Total Home Entertainment	704.8	592.2	774.0
Television	247.1	274.4	278.5
International	341.0	341.1	456.7
Other	22.4	40.9	31.5
Total Motion Picture revenues	1,670.9	1,464.4	1,822.1

Television Production
Television	715.7	655.8	744.5
International	152.7	136.0	179.6
Home Entertainment
Digital Media	57.4	66.9	96.3
Packaged Media	3.4	7.6	11.2
Total Home Entertainment	60.8	74.5	107.5
Other	72.1	54.6	1.6
Total Television Production revenues	1,001.3	920.9	1,033.2

Media Networks - Programming Revenues
Domestic(1)	1,463.9	1,458.9	1,411.2
International	22.9	2.1	—
	1,486.8	1,461.0	1,411.2

Intersegment eliminations	(269.0)	(165.8)	(137.4)
Total revenues	$3,890.0	$3,680.5	$4,129.1

__________________

(1)
Media Networks domestic revenues include revenue from the Company's Other Streaming Services product line of $33.8 million, $18.0 million and $7.1 million in the years ended March 31, 2020, 2019 and 2018, respectively.

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2020 are as follows:

	Year Ending March 31,
	2021	2022	2023	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$983.9	$304.3	$144.8	$137.2	$1,570.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $196.5 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2020, respectively, from performance obligations satisfied prior to March 31, 2019. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). At March 31, 2020 and March 31, 2019, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	March 31, 2020	March 31, 2019	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$522.0	$647.2	$(125.2)
Accounts receivable, net - non-current	Other assets - non-current	53.6	176.1	(122.5)
Contract asset - current	Other assets - current(1)	18.8	97.3	(78.5)
Contract asset - non-current	Other assets - non-current(1)	10.5	72.1	(61.6)
Deferred revenue - current	Deferred revenue - current	116.6	146.5	(29.9)
Deferred revenue - non-current	Deferred revenue - non-current	61.3	62.8	(1.5)
__________________

(1)	Included in prepaid expenses and other.

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

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $137.4 million were recognized during the year ended March 31, 2020, related to the balance of deferred revenue at March 31, 2019.

14. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares, and 500 million authorized Class B non-voting shares, at March 31, 2020 and March 31, 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines common shares reserved for future issuance:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	35.7	34.6
Restricted stock and restricted share units — unvested	3.7	2.0
Common shares available for future issuance	11.5	6.7
Shares reserved for future issuance	50.9	43.3

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the fiscal year ended March 31, 2020, the Company repurchased 0.7 million of its Class A voting shares for an aggregate cost of $3.8 million, with an average repurchase price per share of $5.43. During the years ended March 31, 2019 and 2018 the Company did not repurchase any common shares. To date, including repurchases subsequent to March 31, 2020 of approximately $1.0 million, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential purchases.

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
During the fiscal years ended March 31, 2019 and 2018, the Company's Board of Directors declared the following quarterly cash dividends:

	Dividends Declared Per Common Share	Total Amount	Payment Date
		(in millions)
Fiscal Year 2019:
Second quarter ended September 30, 2018	$0.09	$19.3	November 8, 2018
First quarter ended June 30, 2018	$0.09	19.2	August 9, 2018
Total cash dividends declared in fiscal year 2019	$0.18	$38.5
Fiscal Year 2018:
Fourth quarter ended March 31, 2018	$0.09	$19.1	May 1, 2018

As of March 31, 2020, the Company was not limited in its capacity to pay dividends under the Senior Credit Facilities Amended Credit Agreement and the indentures governing the 5.875% Senior Notes and the 6.375% Senior Notes (see Note 7).
(d) Share-based Compensation

On September 10, 2019, the Company’s shareholders approved the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”) previously adopted by the Board of Directors (the “Board”) of the Company. The types of awards that may be granted under the 2019 Plan include stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in the Company’s Class A voting shares and the Company’s Class B non-voting shares ("Common Shares") or units of Common Shares, as well as certain cash bonus awards. Persons eligible to receive awards under the 2019 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options are generally granted at exercise prices equal to or exceeding the market price of the Company's Common Shares at the date of grant. Substantially all stock options vest ratably over one to five years from the grant date based on continuous service and expire five to ten years from the date of grant. Restricted stock and restricted share units generally vest ratably over one to four years based on continuous service. The Company satisfies stock option exercises and vesting of restricted stock and restricted share units with newly issued shares.
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
The Company recognized the following share-based compensation expense during the years ended March 31, 2020, 2019 and 2018:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Compensation Expense:
Stock options	$17.8	$23.0	$43.1
Restricted share units and other share-based compensation	29.1	24.7	36.2
Share appreciation rights	3.1	4.4	6.3
	50.0	52.1	85.6
Impact of accelerated vesting on equity awards(1)	0.6	16.0	2.9
Total share-based compensation expense	$50.6	$68.1	$88.5

Tax impact(2)	(10.7)	(15.7)	(29.6)
Reduction in net income	$39.9	$52.4	$58.9
___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)	Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Compensation Expense:
Direct operating	$1.0	$1.1	$1.1
Distribution and marketing	0.5	0.4	0.9
General and administration	48.5	50.6	83.6
Restructuring and other	0.6	16.0	2.9
	$50.6	$68.1	$88.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the stock option, equity-settled and cash-settled share appreciation rights activity during the year ended March 31, 2020:

	Stock Options, Equity-Settled and Cash-Settled SARs
	Class A Voting Shares				Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2019	8.4	$26.70			26.2		$20.72
Granted	—	—			7.8	(1)	$12.52
Exercised	—	—			(0.2)		$9.99
Forfeited or expired	(1.2)	$29.58			(5.3)		$17.72
Outstanding at March 31, 2020	7.2	$26.21	4.27	$—	28.5		$19.03	4.79	$0.1
Vested or expected to vest at March 31, 2020	7.2	$26.21	4.27	$—	28.1		$19.11	4.72	$0.1
Exercisable at March 31, 2020	5.7	$27.15	3.79	$—	17.3		$21.06	2.76	$—

_____________________

(1)
During the year ended March 31, 2020, the Company granted 3.3 million cash-settled share-appreciation rights ("CSARs"). The CSARs are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2020, 2019 and 2018, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2020	2019	2018
Weighted average fair value of grants	$2.08	$5.48	$8.38
Weighted average assumptions:
Risk-free interest rate(1)	0.2% - 2.5%	2.2% - 3.1%	1.7% - 2.7%
Expected option lives (in years)(2)	0.4 - 7 years	1 - 7 years	4 - 6 years
Expected volatility for options(3)	34% - 40%	34%	35%
Expected dividend yield(4)	0%	0.0% - 1.7%	0.0% - 1.5%

____________________________

(1)	The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.

(2)	The expected term of options granted represents the period of time that options granted are expected to be outstanding.

(3)	Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.

(4)	The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
The total intrinsic value of options exercised during the year ended March 31, 2020 was $0.3 million (2019 — $5.3 million, 2018 — $36.9 million).
During the year ended March 31, 2020, no shares (2019 — less than 0.1 million shares, 2018 — 0.1 million shares) were cancelled to fund withholding tax obligations upon exercise of options.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2020:

	Restricted Share Units					Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2019	0.1		$25.68	1.6	$24.01	0.3	$25.70
Granted	—	(1)	$11.01	3.1	$11.93	—	—
Vested	(0.1)		$25.93	(0.7)	$23.61	(0.1)	$25.70
Forfeited	—	(1)	$18.90	(0.3)	$18.78	(0.1)	$25.70
Outstanding at March 31, 2020	—	(1)	$14.89	3.7	$14.46	0.1	$25.70

__________________

(1)	Represents less than 0.1 million shares.
The fair values of restricted stock and restricted share units are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2020 was $18.7 million (2019 - $33.7 million, 2018 - $41.6 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2020 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$34.7	2.2
Restricted Stock and Restricted Share Units	28.4	1.6
Total	$63.1
Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock and restricted share units. During the year ended March 31, 2020, 0.4 million shares (2019 — 0.5 million shares, 2018 — 0.7 million shares) were withheld upon the vesting of restricted stock and restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $11.3 million associated with its equity awards in its tax benefit for the year ended March 31, 2020 (2019 — $14.9 million, 2018 — benefit of $5.2 million).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2020, the Company granted the equivalent of $2.3 million (2019 - $2.3 million, 2018 - $0.8 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2020, the Company issued 0.2 million shares (2019 - 0.1 million shares, 2018 - less than 0.1 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz Merger, the Company has issued to the customer three $16.67 million annual installments of equity. The total value of the contract of $50 million was amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019.

15. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions)
United States	$(453.3)	$(505.7)	$(824.1)
International	250.2	197.6	972.8
	$(203.1)	$(308.1)	$148.7

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

Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, provided a measurement period of one year from the date of enactment for which provisional amounts could be recorded. During the quarter ended December 31, 2018, the Company completed its analysis and its accounting for the Tax Act, and there were no material adjustments to its provisional estimates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state jurisdictions have enacted legislations to comply with federal changes and some foreign jurisdictions have enacted similar tax incentive legislations. As the enactment dates of these laws are before the end of the reporting period, the Company has considered the applicable tax law changes to its current and deferred income tax expense as of March 31, 2020 and concluded that the impact was immaterial. The Company is continuing to analyze the impact of these tax law changes to future periods.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2020	2019	2018
Current provision (benefit):	(Amounts in millions)
Federal	$(0.6)	$9.1	$(17.6)
States	3.0	(0.7)	(4.3)
International	1.8	6.7	2.0
Total current provision (benefit)	$4.2	$15.1	$(19.9)
Deferred provision (benefit):
Federal	$(18.5)	$(48.2)	$(269.0)
States	(1.8)	5.8	(18.5)
International	19.4	18.8	(12.0)
Total deferred benefit	(0.9)	(23.6)	(299.5)
Total provision (benefit) for income taxes	$3.3	$(8.5)	$(319.4)

The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. The Company's income tax provision for the fiscal year ended March 31, 2020 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for fiscal 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax benefit for the fiscal year ended March 31, 2019 was offset by valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes imposed by the Tax Act, and the nondeductible portion of shareholder litigation settlements. The Company's income tax benefit for the fiscal year ended March 31, 2018 included a benefit from the impact of the change in U.S. federal tax rates imposed by the Tax Act on the Company's beginning net deferred tax liability balances, and a benefit from foreign affiliate dividends resulting from an internal capital restructuring in connection with our third party debt refinancing, which were offset by charges from increases in our valuation allowance associated with certain U.S. and foreign deferred tax assets.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's income tax provision (benefit) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, further interpretation and legislative guidance regarding the new CARES Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(42.6)	$(64.7)	$46.8
Foreign affiliate dividends	(35.2)	(37.5)	(329.1)
Foreign operations subject to different income tax rates	51.4	(235.7)	7.1
State income tax	1.2	(8.5)	(21.2)
Remeasurement of opening U.S. deferred tax liabilities due to the Tax Act	—	—	(165.0)
Additional remeasurements of originating deferred tax assets and liabilities	—	—	75.6
Permanent differences	8.0	6.8	3.5
Nondeductible settlement costs	—	16.9	—
Other	2.5	0.3	(5.3)
Increase in valuation allowance	18.0	313.9	68.2
Total provision (benefit) for income taxes	$3.3	$(8.5)	$(319.4)

For the years ended March 31, 2020, 2019 and 2018, our total provision (benefit) for income taxes includes certain foreign affiliate dividends that can be received in our Canadian jurisdiction without being subject to tax under local tax law. As a result of an internal capital restructuring during the year ended March 31, 2019, the Company generated a net operating loss carryforward under local law in another foreign jurisdiction which was offset by a valuation allowance based on the Company’s assessment. During the fiscal year ended March 31, 2020, the Company utilized a portion of the net operating loss carryforward to offset certain interest expenses disallowed under local tax law. The Company’s utilization of net operating losses in the local foreign jurisdiction was fully offset by a change in the valuation allowance.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$608.6	$609.5
Foreign tax credits	76.2	74.2
Investment in film and television obligations	35.1	79.0
Accounts payable	72.1	78.9
Operating leases - liabilities	30.0	—
Other assets	86.9	71.7
Reserves	14.6	13.9
Total deferred tax assets	923.5	927.2
Valuation allowance	(435.8)	(401.1)
Deferred tax assets, net of valuation allowance	487.7	526.1
Deferred tax liabilities:
Intangible assets	(413.3)	(438.4)
Fixed assets	(4.4)	(8.6)
Accounts receivable	(79.9)	(110.6)
Operating leases - assets	(24.8)	—
Other	(1.9)	(5.2)
Total deferred tax liabilities	$(524.3)	$(562.8)

Net deferred tax liabilities	$(36.6)	$(36.7)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2020, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,660.6 million available to reduce future federal income taxes which expire beginning in 2029 through 2039. At March 31, 2020, the Company had state NOLs of approximately $881.2 million available to reduce future state income taxes which expire in varying amounts beginning 2021. At March 31, 2020, the Company had Canadian loss carryforwards of $57.2 million which will expire beginning in 2034. At March 31, 2020, the Company had Luxembourg loss carryforwards of $768.8 million which will expire beginning in 2036. In addition, at March 31, 2020, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $76.2 million to offset future federal income taxes that will expire beginning in 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended March 31, 2020, 2019, and 2018:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2017	$14.2
Increases related to current year tax position	0.1
Increases related to prior year tax positions	11.5
Decreases related to prior year tax positions	(8.2)
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits at March 31, 2018	17.6
Increases related to current year tax position	0.3
Increases related to prior year tax positions	2.5
Decreases related to prior year tax positions	(1.0)
Settlements	(1.8)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2019	16.8
Increases related to current year tax position	—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(4.0)
Settlements	(0.5)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2020	$11.5

For the years ended March 31, 2020, 2019, and 2018, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. With a few exceptions, the Company is and can be subject to income tax examination by U.S. and state tax authorities. Currently, the Company is subject to an income tax examination by a certain state for the fiscal years ended March 31, 2008 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOLs. Currently, audits are occurring in various state and local tax jurisdictions. In addition, the Company's Canadian tax returns are under examination for the years ended March 31, 2014 through March 31, 2017.
The total amount of unrecognized tax benefits as of March 31, 2020 that, if realized, would affect the Company's tax benefit (provision) are $12.8 million.
The Company estimates that approximately $4.9 million in unrecognized tax benefits may be realized in the next 12 months.

16. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the years ended March 31, 2020 and 2019, the Company also incurred certain other unusual charges related to programming write-downs, and during the year ended March 31, 2020, the COVID-19 global pandemic, which are included in direct operating and distribution and marketing expense in the consolidated statements of operations. The following table sets forth restructuring and other and these unusual programming and COVID-19 related charges and the statement of operations line items they are included in for the years ended March 31, 2020, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$12.3	$31.5	$21.5
Accelerated vesting on equity awards (see Note 14)	0.6	16.0	2.9
Total severance costs	12.9	47.5	24.4
COVID-19 related costs included in restructuring and other(2)	0.3	—	—
Transaction and related costs(3)	11.1	30.5	22.2
Development expense(4)	—	—	13.2
Total Restructuring and Other	24.3	78.0	59.8

Programming and content charges and COVID-19 related charges not included in restructuring and other:
Programming and content charges included in direct operating expense(5)	76.5	35.1	—
COVID-19 related costs included in:
Direct operating expense(6)	46.0	—	—
Distribution and marketing expense(6)	4.2	—	—
Total restructuring and other, programming and content charges, and COVID-19 related costs	$151.0	$113.1	$59.8
_______________________

(1)	Severance costs in the fiscal years ended March 31, 2020, 2019 and 2018 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.

(2)
During the year ended March 31, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.

(3)
Transaction and related costs in the fiscal years ended March 31, 2020, 2019 and 2018 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In fiscal 2019, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions. In fiscal 2018, these costs were primarily related to the sale of EPIX (see Note 5), the legal fees associated with the Starz class action lawsuits and other matters, and the integration of Starz.

(4)
Development expense in the fiscal year ended March 31, 2018 represents write-downs resulting from the restructuring of the Motion Picture business in connection with the acquisition of Good Universe and new management's decisions around the creative direction on certain development projects which were abandoned in the fiscal year ended March 31, 2018.

(5)
In the fiscal years ended March 31, 2020 and 2019, in connection with recent management changes, the Company implemented changes to its programming strategy and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $76.5 million and $35.1 million in fiscal 2020 and 2019, respectively.

(6)
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the fourth quarter of fiscal 2020 the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project, and costs associated with the pausing of productions, including certain cast and crew costs and incremental costs associated with bad debt reserves. In addition, the costs included in distribution and

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing expense primarily consist of early marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The majority of the COVID-19 related costs relate to the Motion Picture segment. The Company is in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in the consolidated financial statements.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2020, 2019 and 2018:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Severance liability
Beginning balance	$21.2	$14.7	$22.2
Accruals	12.3	31.5	21.5
Severance payments	(22.4)	(25.0)	(27.9)
Other(1)	—	—	(1.1)
Ending balance(2)	$11.1	$21.2	$14.7
_______________________

(1)	In the year ended March 31, 2018, other represents noncash reductions related to the settlement of certain liabilities relating to employee compensation with equity instruments.

(2)	As of March 31, 2020, the remaining severance liability of approximately $11.1 million is expected to be paid by March 31, 2021.

17. Segment Information

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
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic licensing of premium subscription video programming to Distributors, and on a direct-to-consumer basis (ii) STARZPLAY International, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services internationally and (iii) Other Streaming Services, which represents primarily our majority owned premium Spanish language streaming services business, Pantaya.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding expenses, assets, or liabilities recognized by the segment that is the counterparty to the transaction) are eliminated in consolidation and, therefore, do not affect consolidated results.

Segment information is presented in the table below:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Segment revenues
Motion Picture	$1,670.9	$1,464.4	$1,822.1
Television Production	1,001.3	920.9	1,033.2
Media Networks	1,486.8	1,461.0	1,411.2
Intersegment eliminations	(269.0)	(165.8)	(137.4)
	$3,890.0	$3,680.5	$4,129.1
Intersegment revenues
Motion Picture	$17.7	$10.9	$10.7
Television Production	248.9	154.8	126.4
Media Networks	2.4	0.1	0.3
	$269.0	$165.8	$137.4
Gross contribution
Motion Picture	$313.5	$234.1	$292.6
Television Production	90.7	109.6	151.3
Media Networks	380.5	534.0	530.0
Intersegment eliminations	6.8	(6.3)	(5.5)
	$791.5	$871.4	$968.4
Segment general and administration
Motion Picture	$104.8	$105.6	$113.2
Television Production	37.3	43.5	40.3
Media Networks	87.5	97.7	100.9
	$229.6	$246.8	$254.4
Segment profit
Motion Picture	$208.7	$128.5	$179.4
Television Production	53.4	66.1	111.0
Media Networks	293.0	436.3	429.1
Intersegment eliminations	6.8	(6.3)	(5.5)
	$561.9	$624.6	$714.0

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain costs related to the COVID-19 global pandemic and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. Media Networks gross contribution and segment profit for the fiscal year ended March 31, 2020 includes a benefit of $39.7 million in direct operating expenses associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Company’s total segment profit	$561.9	$624.6	$714.0
Corporate general and administrative expenses	(99.7)	(104.2)	(110.3)
Adjusted depreciation and amortization(1)	(41.8)	(41.1)	(39.3)
Restructuring and other(2)	(24.3)	(78.0)	(59.8)
COVID-19 related costs included in direct operating expense and distribution and marketing expense(3)	(50.2)	—	—
Programming and content charges(4)	(76.5)	(35.1)	—
Adjusted share-based compensation expense(5)	(50.0)	(52.1)	(85.6)
Purchase accounting and related adjustments(6)	(216.6)	(184.1)	(170.3)
Operating income	2.8	130.0	248.7
Interest expense	(191.3)	(198.9)	(193.7)
Shareholder litigation settlements(7)	—	(114.1)	—
Interest and other income	8.8	12.0	10.4
Other expense	(11.1)	(4.7)	—
Gain (loss) on extinguishment of debt	5.4	(1.9)	(35.7)
Gain (loss) on investments	(0.5)	(87.6)	171.8
Equity interests loss	(17.2)	(42.9)	(52.8)
Income (loss) before income taxes	$(203.1)	$(308.1)	$148.7
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

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Depreciation and amortization	$197.7	$163.4	$159.0
Less: Amount included in purchase accounting and related adjustments	(155.9)	(122.3)	(119.7)
Adjusted depreciation and amortization	$41.8	$41.1	$39.3

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 16).

(3)
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the fourth quarter of fiscal 2020 we have incurred $50.2 million in incremental direct operating and distribution and marketing expense (see Note 16). These charges are excluded from segment operating results and a majority of these costs relate to the Motion Picture segment.

(4)
In the fiscal years ended March 31, 2020 and 2019, in connection with recent management changes, the Company implemented changes to its programming strategy and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $76.5 million and $35.1 million in fiscal 2020 and 2019, respectively, which are included in direct operating expense in the consolidated statements of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Total share-based compensation expense	$50.6	$68.1	$88.5
Less:
Amount included in restructuring and other(i)	(0.6)	(16.0)	(2.9)
Adjusted share-based compensation	$50.0	$52.1	$85.6

(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(6)
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

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$8.1	$18.0	$44.5
General and administrative expense	52.6	43.8	6.1
Depreciation and amortization	155.9	122.3	119.7
	$216.6	$184.1	$170.3

(7)
Shareholder litigation settlements of $114.1 million in the year ended March 31, 2019 was related to previous shareholder litigation in connection with the Starz merger and includes the following: (i) $54.8 million for the net expense recorded for the settlement of the fiduciary litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million and (ii) $59.3 million related to the appraisal litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. The portion of the settlement payment representing the $797.3 million value of the original merger consideration attributable to the dissenting shareholders that was accrued at the time of acquisition is reflected within cash flows from financing activities in the statement of cash flows, with the remainder of the settlement payment reflected within cash flows from operating activities in the statement of cash flows.

See Note 13 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2020, 2019, and 2018.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$229.6	$246.8	$254.4
Corporate general and administrative expenses	99.7	104.2	110.3
Share-based compensation expense included in general and administrative expense	48.5	50.6	83.6
Purchase accounting and related adjustments	52.6	43.8	6.1
	$430.4	$445.4	$454.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Assets
Motion Picture	$1,266.9	$1,658.2
Television Production	1,385.6	1,394.2
Media Networks	4,671.4	4,850.3
Other unallocated assets(1)	627.3	506.2
	$7,951.2	$8,408.9
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2020, 2019 and 2018:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$349.8	$388.4	$462.0
Television Production	743.3	743.2	706.8
Media Networks	640.7	555.5	483.5
Intersegment eliminations	(188.5)	(217.2)	(125.9)
	$1,545.3	$1,469.9	$1,526.4

The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2020, 2019 and 2018:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	1.2	3.2	1.4
Media Networks	22.4	30.0	31.5
Corporate(1)	7.5	10.6	13.0
	$31.1	$43.8	$45.9
_____________________

(1)	Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Revenue
Canada	$43.9	$47.9	$48.3
United States	3,321.9	3,124.6	3,383.0
Other foreign	524.2	508.0	697.8
	$3,890.0	$3,680.5	$4,129.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Long-lived assets(1)
Canada	$—	$—
United States	1,684.7	1,737.8
Other foreign	112.8	93.3
	$1,797.5	$1,831.1

_____________

(1)	Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2020, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $438.6 million, primarily related to the Company's Media Networks and Motion Picture segments (2019 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $401.9 million, primarily related to the Company's Media Networks segment; 2018 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $413.2 million, primarily related to the Company's Media Networks segment).

As of March 31, 2020, the Company had accounts receivable due from one customer which individually represented greater than 10% of total consolidated accounts receivable. Accounts receivable due from this one customer amounted to 11% of consolidated gross accounts receivable (current and non-current) at March 31, 2020, or gross accounts receivable of approximately $82.0 million (2019 - two individual customers represented 31% of consolidated gross accounts receivable, or gross accounts receivable of approximately $269.9 million).

18. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2020:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$391.8	$384.1	$111.5	$74.1	$7.8	$17.4	$986.7
Interest payments(2)	161.8	161.8	157.0	133.4	90.8	34.0	738.8
Other contractual obligations	143.3	75.6	45.4	10.8	7.3	49.0	331.4
Total future commitments under contractual obligations(3)	$696.9	$621.5	$313.9	$218.3	$105.9	$100.4	$2,056.9
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

(2)
Includes cash interest payments on the Company's debt (including interest on finance lease obligations), excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(3)
Not included in the amounts above are $167.8 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12).

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
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2020, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 66.50% and 76.44%, respectively for the 2019 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2019 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2020, 2019 and 2018 were $55.5 million, $56.9 million, and $70.9 million, respectively.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of March 31, 2020, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 16 months from March 31, 2020):

March 31, 2020
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£14.4	in exchange for	$18.5	£0.78
Euro	€2.1	in exchange for	$2.4	€0.90
Canadian Dollar	C$7.3	in exchange for	$5.5	C$1.32
Australian Dollar	A$2.2	in exchange for	$1.7	A$1.25

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

As of March 31, 2020 and March 31, 2019, the total notional amount of the Company’s pay-fixed interest rate swaps was $1.7 billion.

The major terms of the Company's interest rate swap agreements as of March 31, 2020 are as follows (all related to the Company's LIBOR-based debt, see Note 7 and Note 10):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025

The following table presents the pre-tax effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2020, 2019 and 2018:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2020	2019	2018
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.8	$1.1	$(0.2)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	1.6	—	(1.5)

Interest rate swap agreements
Loss recognized in accumulated other comprehensive income (loss)	$(138.6)	$(71.3)	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(14.3)	(7.7)	—

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$(0.4)	$—	$0.1

Total direct operating expense on consolidated statements of operations	$2,226.1	$2,028.2	$2,309.6
Total interest expense on consolidated statements of operations(1)	$191.3	$163.6	$137.2

________________
(1)Represents interest expense before interest on dissenting shareholders' liability.

The Company classifies its forward foreign exchange contracts and interest rate contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 11). As of March 31, 2020 and March 31, 2019, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.6	$0.5	$—
Interest rate swap agreements	—	—	187.9
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	0.4	—
Fair value of derivatives	$0.6	$0.9	$187.9

	March 31, 2019
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$0.6	$—
Interest rate swap agreements	—	—	63.6
Fair value of derivatives	$1.5	$0.6	63.6

As of March 31, 2020, based on the current release schedule, the Company estimates approximately $0.7 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss to be reclassified into earnings during the one-year period ending March 31, 2021.

As of March 31, 2020, the Company estimates approximately $42.8 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2021.

20. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 11). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2020, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

There was no restricted cash in the consolidated balance sheets as of March 31, 2020 or 2019.

Accounts Receivable, net

Accounts receivable are presented net of a provision for doubtful accounts of $9.3 million (March 31, 2019 - $5.4 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2020 and 2019 (2018 - none).

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2020 and 2019 (2018 - none):

	Year Ended
	March 31,
	2020	2019

Carrying value of receivables transferred and derecognized	$1,603.2	$473.9
Net cash proceeds received	1,593.9	469.2
Loss recorded related to transfers of receivables	9.3	4.7

At March 31, 2020, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $529.8 million (March 31, 2019 - $350.6 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $56.3 million as of March 31, 2020 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the year ended March 31, 2020 (2019 and 2018 - none):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
March 31,
2020

Gross cash proceeds received for receivables transferred and derecognized	$192.6
Less amounts from collections reinvested under revolving agreement	(84.5)
Proceeds from new transfers	108.1
Collections not reinvested and remitted or to be remitted	(15.6)
Net cash proceeds received	$92.5

Carrying value of receivables transferred and derecognized (1)	$191.9
Obligations recorded	$2.5
Loss recorded related to transfers of receivables	$1.7
___________________

(1)	Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2020, the outstanding amount of receivables derecognized from the Company's consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $92.5 million.

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$65.7	$150.6
Product inventory	13.4	19.9
Tax credits receivable	78.3	96.7
	$157.4	$267.2
Other non-current assets
Prepaid expenses and other(1)	$34.3	$109.2
Accounts receivable(1)	53.6	176.1
Tax credits receivable	166.7	150.8
Operating lease right-of-use assets	136.9	—
	$391.5	$436.1

_____________________

(1)
Unamortized discounts on contract assets included in prepaid expenses and other were $0.7 million and $3.9 million at March 31, 2020 and 2019, respectively, and unamortized discounts on long-term, non-interest bearing receivables were $3.3 million and $9.7 million at March 31, 2020 and 2019, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2017	$(19.4)	$3.1	$0.3	$(16.0)
Other comprehensive income (loss)	7.0	(0.5)	(0.2)	6.3
March 31, 2018	(12.4)	2.6	0.1	(9.7)
Cumulative effect of accounting changes	—	(2.6)	—	(2.6)
Other comprehensive loss	(5.8)	—	(62.2)	(68.0)
March 31, 2019	(18.2)	—	(62.1)	(80.3)
Other comprehensive income (loss)	(0.6)	—	(125.1)	(125.7)
March 31, 2020	$(18.8)	$—	$(187.2)	$(206.0)

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2020 amounted to $173.8 million (2019 — $146.7 million; 2018 — $119.7 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2020 amounted to net tax refunds received of $5.3 million (2019 — net tax paid of $13.5 million; 2018 — net tax refunds received of $20.3 million).

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions)
Non-cash investing activities:
Issuance of common shares related to business acquisitions	$—	$83.7	$—

Non-cash financing activities:
Accrued dividends (see Note 14)	$—	$—	$19.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Quarterly Financial Data (Unaudited)
Certain quarterly information is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2020
Revenues	$963.6	$983.5	$998.5	$944.3
Operating income (loss)(1)	$(3.2)	$57.6	$(39.5)	$(12.0)
Net loss(1)(2)	$(58.4)	$(1.2)	$(97.8)	$(48.9)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(54.0)	$1.8	$(91.2)	$(44.9)
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.25)	$0.01	$(0.42)	$(0.20)
Diluted net income (loss) per common share	$(0.25)	$0.01	$(0.42)	$(0.20)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in millions, except per share amounts)
2019
Revenues	$932.7	$901.0	$933.2	$913.7
Operating income (loss)(3)	$38.2	$39.1	$86.8	$(34.0)
Net income (loss)(3)(4)	$(11.4)	$(149.3)	$20.1	$(159.1)
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(7.9)	$(144.1)	$22.9	$(155.2)
Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.04)	$(0.67)	$0.11	$(0.72)
Diluted net income (loss) per common share	$(0.04)	$(0.67)	$0.10	$(0.72)
________________________________________

(1)	During fiscal 2020, operating income (loss) and net loss included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2020 included restructuring and other items of $5.6 million, $7.6 million, $3.7 million and $7.5 million, respectively (after tax $4.3 million, $5.7 million, $2.7 million, and $5.7 million, respectively) (see Note 16).

•
COVID-19 Related Costs. As a direct result of the COVID-19 global pandemic, during the fourth quarter of fiscal 2020 the Company incurred $50.2 million in incremental direct operating and distribution and marketing expense (after tax $38.1 million) (see Note 16).

•
Programming and Content Charges. During the third quarter and fourth of fiscal 2020, in connection with recent management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges in the third and fourth quarter of fiscal 2020 of $74.0 million and $2.5 million, respectively (after tax $56.1 million and $1.9 million, respectively), which are included in direct operating expense in the consolidated statement of operations (see Note 16).

(2)	During fiscal 2020, net loss also included the following items:

•
Gain (Loss) on Extinguishment of Debt. The third and fourth quarter of fiscal 2020 included a loss on extinguishment of debt of $1.4 million and a gain on extinguishment of debt of $6.7 million, respectively (after tax loss of $1.0 million and gain of $5.1 million, respectively) (see Note 7).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Deferred Tax Valuation Allowance. The first, third and fourth quarters of fiscal 2020 included a charge of $11.1 million, $11.5 million, and $5.5 million, respectively, from a net increase in the valuation allowance for certain of the Company's deferred tax assets. The second quarter of fiscal 2020 included a benefit of $6.6 million representing the benefit realized for the net decrease in the valuation allowance for certain of the Company's deferred tax assets (see Note 15).

(3)	During fiscal 2019, operating income (loss) and net income (loss) included the following items:

•
Restructuring and Other. The first, second, third and fourth quarter of fiscal 2019 included restructuring and other items of $10.5 million, $15.0 million, $16.6 million, and $35.9 million, respectively (after tax $7.8 million, $11.5 million, $12.6 million, and $27.3 million, respectively) (see Note 16).

•
Programming and Content Charges. During the fourth quarter of fiscal 2019, in connection with recent management changes, the Company implemented changes to its programming strategy including programming that will no longer be broadcast on Starz networks. As a result, the Company recorded certain programming and content charges of $35.1 million (after tax $26.7 million), which are included in direct operating expense in the consolidated statement of operations in the fourth quarter of fiscal 2019 (see Note 16).

(4)	During fiscal 2019, net income also included the following items:

•	Shareholder Litigation Settlements. The second quarter of fiscal 2019 included shareholder litigation settlements of $114.1 million (after tax $104.7 million).

•	Loss on Extinguishment of Debt. The fourth quarter of fiscal 2019 included a loss on extinguishment of debt of $1.9 million (after tax $1.4 million) (see Note 7).

•
Loss on Investments. The first, second, third and fourth quarter of fiscal 2019 included a loss on investments of $0.9 million, $36.1 million, $6.2 million, and $44.4 million, respectively (after tax $0.7 million, $32.4 million, $4.7 million, and $33.7 million, respectively) (see Note 5).

•
Deferred Tax Valuation Allowance. The fourth quarter of fiscal 2019 included a charge of $53.7 million from an increase in the valuation allowance for certain of the Company's deferred tax assets (see Note 15).

22. Related Party Transactions

In the year ended March 31, 2020, we have incurred expenses on behalf of John C. Malone, a former director of the Company, for reimbursement of certain litigation costs of approximately $1.6 million (2019 - $2.4 million; 2018 - $4.4 million), which are included in restructuring and other in the consolidated statements of operations.

In the year ended March 31, 2020, we have incurred expenses on behalf of Mark H. Rachesky, the Chairman of the Board of the Company and principal of MHR Fund Management, for reimbursement of certain litigation costs of less than $0.1 million (2019 - $0.8 million; 2018 - $1.2 million), which are included in restructuring and other in the consolidated statements of operations. MHR Fund Management holds approximately 23% of the Company’s outstanding Class A voting shares and 11% of the Company's outstanding Class B non-voting common stock as of May 18, 2020.

During the year ended March 31, 2018, the Company participated in an equity offering of its equity method investee, Atom Tickets, and subscribed for an additional $10.0 million in equity interests. Gordon Crawford, a director of the Company, is a director of and an investor in Atom Tickets.

In April 2008, Lions Gate Films, Inc., a wholly-owned subsidiary of the Company (“LGF”), entered into a sales agency agreement (as amended) with Shrink, LLC for distribution rights to the film Shrink. Michael Burns, the Vice Chairman and a director of the Company, owns a 100% interest in Shrink, LLC. During the year ended March 31, 2020, no amounts were paid to Shrink, LLC under this agreement (2019 - less than $0.1 million, 2018 - $0.1 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5):

	March 31,
	2020	2019
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$2.5	$2.2
Other assets, noncurrent(1)	3.3	7.3
Total due from related parties	$5.8	$9.5

Participations and residuals, current	12.3	9.5
Participations and residuals, noncurrent	1.4	8.2
Total due to related parties	$13.7	$17.7

	Year Ended March 31,
	2020	2019	2018
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$4.6	$4.7	$8.9
Direct operating expense	$13.8	$32.2	$22.0
Distribution and marketing expense	$—	$3.0	$3.5
General and administrative expense(2)	$(1.1)	$0.7	$(3.7)
Interest and other income	$1.7	$0.4	$—
__________________________________

(1)
During the years ended March 31, 2020 and 2019, the Company made loans of $12.5 million and $20.7 million, respectively, to certain of its equity method investees, of which $3.3 million and $7.3 million, respectively, are included in other assets, noncurrent in the Company's consolidated balance sheets (net of equity interests losses applied against such loans), and included in the table above.

(2)Amounts primarily represent reimbursement for certain shared services for equity method investees.

In addition, as of March 31, 2020, the Company has entered into a lease that has not yet commenced related to a studio facility owned by an equity-method investee, for which construction has not yet been completed. See Note 8 for further information.
23. Subsequent Events
Exchange Program

On January 10, 2020, the Company’s Board of Directors authorized, and on April 2, 2020, the Company’s shareholders approved, a stock option and share appreciation rights exchange program (the “Exchange Program”) that permitted certain current employees to exchange certain outstanding stock options and share appreciation rights with exercise prices substantially above the current market price of the Company’s Class A voting shares and the Company’s Class B non-voting shares for a lesser number of stock options and share appreciation rights that have a fair value that is lower than the fair value of the “out of the money” stock options and share appreciation rights. The program began on April 9, 2020 and was completed on May 7, 2020. As a result of this program 1.1 million outstanding eligible stock options and share appreciation rights of Class A voting shares were exchanged for 0.1 million new stock options and share appreciation rights at an exercise price of $7.70 per share

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 4.3 million outstanding eligible stock options and share appreciation rights of Class B non-voting shares were exchanged for 0.8 million new stock options and share appreciation rights at an exercise price of $7.13.

Interest Rate Swaps

On May 15, 2020, the Company entered into certain transactions which effectively extended the maturity date on an aggregate of $1.05 billion of interest rate swaps by an additional 2 to 5 years, subject to Mandatory Early Termination Dates of March 23, 2025. This resulted in a decrease of the weighted average fixed pay rate from 2.87028% to 2.39293% per annum representing an annual cash interest savings of approximately $8.1 million compared to the prior swaps (see Note 19).