Form 10-Q
period 2020-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2020-08-06
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2020
Class A Voting Common Shares, no par value per share	82,950,119 shares
Class B Non-Voting Common Shares, no par value per share	137,500,113 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2020, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report. These factors may also be increased or intensified as a result of the coronavirus (COVID-19 global pandemic), including as a result of the resurgence of the COVID-19 global pandemic due to the increasing rates of infection. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$376.1	$318.2
Accounts receivable, net	430.6	522.0
Program rights	—	310.5
Other current assets	147.8	157.4
Total current assets	954.5	1,308.1
Investment in films and television programs and program rights, net	1,712.2	1,517.3
Property and equipment, net	138.4	140.9
Investments	38.2	40.3
Intangible assets	1,682.5	1,719.6
Goodwill	2,833.5	2,833.5
Other assets	396.7	391.5
Total assets	$7,756.0	$7,951.2
LIABILITIES
Accounts payable and accrued liabilities	$414.6	$526.9
Participations and residuals	444.3	441.9
Film obligations and production loans	308.2	353.7
Debt - short term portion	73.7	68.6
Deferred revenue	89.4	116.6
Total current liabilities	1,330.2	1,507.7
Debt	2,646.1	2,664.4
Participations and residuals	373.8	421.6
Film obligations and production loans	80.5	96.9
Other liabilities	345.6	334.9
Deferred revenue	59.8	61.3
Deferred tax liabilities	36.6	36.6
Redeemable noncontrolling interests	173.9	167.8
Commitments and contingencies (Note 14)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.9 shares issued (March 31, 2020 - 83.0 shares issued)	659.3	659.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 136.9 shares issued (March 31, 2020 - 136.4 shares issued)	2,232.4	2,221.7
Retained earnings (accumulated deficit)	28.3	(16.9)
Accumulated other comprehensive loss	(212.6)	(206.0)
Total Lions Gate Entertainment Corp. shareholders' equity	2,707.4	2,658.0
Noncontrolling interests	2.1	2.0
Total equity	2,709.5	2,660.0
Total liabilities and equity	$7,756.0	$7,951.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions, except per share amounts)
Revenues	$813.7	$963.6
Expenses
Direct operating	423.0	568.0
Distribution and marketing	141.7	250.5
General and administration	109.0	102.6
Depreciation and amortization	47.6	40.1
Restructuring and other	3.0	5.6
Total expenses	724.3	966.8
Operating income (loss)	89.4	(3.2)
Interest expense	(44.4)	(49.0)
Interest and other income	1.7	2.8
Other expense	(1.7)	(2.3)
Gain on investments	5.1	0.1
Equity interests loss	(2.6)	(7.9)
Income (loss) before income taxes	47.5	(59.5)
Income tax (provision) benefit	(1.3)	1.1
Net income (loss)	46.2	(58.4)
Less: Net loss attributable to noncontrolling interests	4.9	4.4
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$51.1	$(54.0)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.23	$(0.25)
Diluted net income (loss) per common share	$0.23	$(0.25)

Weighted average number of common shares outstanding:
Basic	219.5	216.1
Diluted	219.9	216.1
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Net income (loss)	$46.2	$(58.4)
Foreign currency translation adjustments, net of tax	0.4	0.9
Net unrealized gain (loss) on cash flow hedges, net of tax	(7.0)	(45.9)
Comprehensive income (loss)	39.6	(103.4)
Less: Comprehensive loss attributable to noncontrolling interests	4.9	4.4
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$44.5	$(99.0)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Share-based compensation, net	0.1	1.0	0.5	10.6	—	—	11.6	—	11.6
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Repurchase of common shares	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	51.1	—	51.1	—	51.1
Other comprehensive loss	—	—	—	—	—	(6.6)	(6.6)	—	(6.6)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(5.9)	—	(5.9)	—	(5.9)
Balance at June 30, 2020	82.9	$659.3	136.9	$2,232.4	$28.3	$(212.6)	$2,707.4	$2.1	$2,709.5

Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.1	0.5	—	—	0.5	—	0.5
Share-based compensation, net	0.1	1.5	0.1	7.7	—	—	9.2	—	9.2
Issuance of common shares	—	—	1.3	28.1	—	—	28.1	—	28.1
Noncontrolling interests		—		—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	—	—	—	(54.0)	—	(54.0)	0.1	(53.9)
Other comprehensive loss	—	—	—	—	—	(45.0)	(45.0)	—	(45.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Balance at June 30, 2019	82.6	$651.2	135.0	$2,176.9	$149.2	$(125.3)	$2,852.0	$3.0	$2,855.0

_____________________

(a)	Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 7).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Operating Activities:
Net income (loss)	$46.2	$(58.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47.6	40.1
Amortization of films and television programs and program rights	281.2	436.6
Amortization of debt financing costs and other non-cash interest	6.5	4.0
Non-cash share-based compensation	14.4	9.6
Other amortization	18.3	8.3
Equity interests loss	2.6	7.9
Gain on investments	(5.1)	(0.1)
Deferred income taxes	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	92.5	4.1
Investment in films and television programs and program rights, net	(176.5)	(401.3)
Accounts payable and accrued liabilities	(120.8)	3.0
Participations and residuals	(45.4)	(21.9)
Film obligations	(51.6)	2.0
Deferred revenue	(28.5)	3.2
Net Cash Flows Provided By Operating Activities	81.4	37.3
Investing Activities:
Proceeds from the sale of other investments	5.1	—
Investment in equity method investees and other	(0.2)	(0.9)
Capital expenditures	(6.4)	(8.6)
Net Cash Flows Used In Investing Activities	(1.5)	(9.5)
Financing Activities:
Debt - borrowings	75.0	115.0
Debt - repayments	(92.0)	(128.2)
Production loans - borrowings	46.1	29.9
Production loans - repayments	(44.1)	(34.6)
Interest rate swap settlement payments	(2.1)	—
Repurchase of common shares	(2.2)	—
Distributions to noncontrolling interest	(0.8)	(0.3)
Exercise of stock options	—	0.5
Tax withholding required on equity awards	(2.0)	(0.3)
Net Cash Flows Used In Financing Activities	(22.1)	(18.0)
Net Change In Cash and Cash Equivalents	57.8	9.8
Foreign Exchange Effects on Cash and Cash Equivalents	0.1	1.9
Cash and Cash Equivalents - Beginning Of Period	318.2	184.3
Cash and Cash Equivalents - End Of Period	$376.1	$196.0

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. The balance sheet at March 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2021
Fair Value Measurement - Changes to Disclosure Requirements: In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance eliminates the requirement that entities disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but requires public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, among other changes. This Company adopted this guidance on April 1, 2020, with no material impact to its consolidated financial statements.

Improvements to Accounting for Costs of Films and License Agreements for Program Materials: On April 1, 2020, the Company adopted, on a prospective basis, FASB guidance on the accounting for costs of films and episodic television series which aligns the accounting for capitalizing production costs of episodic television series with guidance for films. The following reflects some of the more significant changes under the new guidance:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Classification in balance sheet: Allows for the classification of licensed program rights as long-term assets. Previously, the Company reported a portion of these rights in current assets. After adoption, the Company now classifies licensed program rights as long-term assets. Accordingly, as of April 1, 2020, the Company has classified $310.5 million of these rights as non-current assets in the balance sheet.

•
Removes capitalization constraint for episodic television: The capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues.

•	Monetization strategy: Requires the determination of a titles' monetization strategy for purposes of amortization and testing impairment as follows:

◦
Monetized individually - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g., theatrical revenues or sales to third-party television programmers).

◦
Monetized as a film group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles, which is referred to as a "film group" in the updated guidance. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements.

The determination of the monetization strategy is made at commencement of production on a consolidated basis. Because the new accounting guidance is applied prospectively, the predominant monetization strategy for content released prior to the beginning of fiscal 2021 is determined based on the expected means of monetization over the remaining life of the content. The classification of content as individually monetized or monetized as part of a film group only changes if there is a significant change to the title's monetization strategy relative to its initial assessment.

For these accounting purposes, the Company generally classifies content that is initially intended for use on the Company's Media Networks services (including its linear television networks, OTT services and direct-to-consumer services) as content monetized as a film group. Content initially intended for theatrical release, home entertainment distribution, or for license to third parties, is generally classified as content monetized individually.

•
Impairment testing: The new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements or individually for titles monetized individually. An impairment results when the fair value of the film or film group is less than its carrying value. Under previous guidance, film and television programs accounted for under the broadcasting accounting standard (i.e., licensed product in the Company's Media Networks segment) were carried on the balance sheet at the lower of cost or net realizable value rather than fair value.

See Note 2 for further information.

Financial Instruments - Credit Losses: In June 2016, the FASB issued guidance, as amended, that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, from the incurred loss methodology under current U.S. GAAP to a new, forward-looking current expected credit loss model that would generally result in the earlier recognition of credit losses. The Company adopted this guidance on April 1, 2020 using a modified retrospective approach, with no material impact to its consolidated financial statements.
Accounting Guidance Not Yet Adopted

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Investment in Films and Television Programs and Licensed Program Rights
Investment in Films and Television Programs
General. Investment in films and television programs includes the unamortized costs of films and television programs, a portion of which are monetized individually (i.e., through domestic theatrical, home entertainment, television, international or other ancillary-market distribution), and a portion of which are monetized as part of a film group (i.e., primarily content internally produced by our Television Production segment for our Media Networks segment).
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
Amortization. Costs of acquiring and producing films and television programs and of acquired libraries that are monetized individually are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.
For investment in films and television programs monetized as a group, see further discussion below under Licensed Program Rights, Amortization for a description of amortization of costs monetized as a group.
Ultimate Revenue. Ultimate revenue includes estimates over a period not to exceed 10 years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed 10 years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Development. Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.
Licensed Program Rights
General. Licensed program rights include content licensed from third parties that is monetized as part of a film group for distribution on Media Networks distribution platforms. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains specified airing rights over a contractual term. Program licenses typically have fixed terms and require payments during the term of the license.
Recording Cost. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements may include additional ancillary rights in addition to the pay television rights. The cost of the Media Networks’ third-party licensed content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Our estimates of fair value for the pay television and ancillary markets and windows of exploitation involve uncertainty and management judgment.
Amortization. The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the anticipated number of exhibitions or expected and historical viewership patterns or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in management’s estimate of the anticipated exhibitions and viewership patterns of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions and expected viewership patterns may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
Impairment Assessment for Investment in Films and Television Programs and Licensed Program Rights
General. A film group or individual film or television program is evaluated for impairment when an event or change in circumstances indicates that the fair value of an individual film or film group is less than its unamortized cost. A film group represents the unit of account for impairment testing for a film or license agreement for program material when the film or license agreement is expected to be predominantly monetized with other films and/or license agreements instead of being predominantly monetized on its own. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements.
Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 6). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value of $0.6 million, and $2.1 million in the three months ended June 30, 2020 and 2019, respectively, which are included in direct operating expense on the consolidated statements of operations. In the three months ended June 30, 2020, these charges represented $0.6 million recorded in the Motion Picture segment (three months ended June 30, 2019 - $1.6 million recorded in the Motion Picture segment, and $0.5 million recorded in the Television Production segment).
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2020
(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$440.7
Completed and not released	60.2
In progress	155.4
In development	81.5
737.8
Film Group Monetization
Released, net of accumulated amortization	$186.3
Completed and not released	4.8
In progress	201.1
In development	39.0
431.2
Licensed program rights, net of accumulated amortization	$543.2
Investment in films and television programs and program rights, net	$1,712.2

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three months ended June 30, 2020, and was included in direct operating expense in the unaudited condensed consolidated statement of operations:

Three Months Ended
June 30,
2020
(Amounts in millions)
Amortization expense:
Individual monetization	$122.5
Film group monetization	48.2
Licensed program rights	110.5
$281.2

Amortization of investment in film and television programs and licensed program rights for the three months ended June 30, 2019 was $436.6 million.

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of June 30, 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended
	June 30,
	2021	2022	2023
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$164.0	$88.0	$82.0
Film group monetization	$87.4	$50.4	$17.1
Licensed program rights	$276.9	$92.7	$54.2

Completed and not released investment in films and television programs:
Individual monetization	$36.9	n/a	n/a
Film group monetization	$4.8	n/a	n/a

3. Investments
The Company's investments consisted of the following:

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Investments in equity method investees	$32.1	$34.3
Other investments(1)	6.1	6.0
	$38.2	$40.3

________________

(1)	Includes investments in equity securities without readily determinable fair values of $5.0 million and $5.4 million at June 30, 2020 and March 31, 2020, respectively.

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 9% to 49%. These investments include:
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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Current assets	$158.7	$138.3
Non-current assets	$175.3	$162.0
Current liabilities	$178.2	$167.3
Non-current liabilities	$102.4	$102.2

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Revenues	$23.9	$25.9
Gross profit	$6.1	$10.1
Net loss	$(17.6)	$(16.9)

Gain on Investments:

The following table summarizes the components of the gain on investments:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Unrealized gains on equity securities held as of June 30, 2020 and 2019, respectively	$0.5	$0.1
Gain on sale of other investments	4.6	—
	$5.1	$0.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	699.4	712.5
Term Loan B	962.0	965.1
5.875% Senior Notes	518.7	518.7
6.375% Senior Notes	545.6	545.6
Total corporate debt	2,725.7	2,741.9
Finance lease obligations	41.6	42.4
Total debt	2,767.3	2,784.3
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(47.5)	(51.3)
Total debt, net	2,719.8	2,733.0
Less current portion	(73.7)	(68.6)
Non-current portion of debt	$2,646.1	$2,664.4

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at June 30, 2020 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2020. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Amended Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:

•
Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Amended Credit Agreement (effective interest rate of 1.91% as of June 30, 2020, before the impact of interest rate swaps).

•
Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.41% as of June 30, 2020, before the impact of interest rate swaps).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2020, the Company was in compliance with all applicable covenants.
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

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2020, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At June 30, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $46.2 million and retained earnings of $28.3 million were deemed free of restrictions at June 30, 2020.

5. Film Obligations and Production Loans

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Film obligations	$235.5	$299.3
Production loans	153.4	151.4
Total film obligations and production loans	388.9	450.7
Unamortized debt issuance costs	(0.2)	(0.1)
Total film obligations and production loans, net	388.7	450.6
Less current portion	(308.2)	(353.7)
Total non-current film obligations and production loans	$80.5	$96.9

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 2.49% to 2.99% (before the impact of interest rate swaps, see Note 15 for interest rate swaps).

6. Fair Value Measurements
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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2020 and March 31, 2020:

	June 30, 2020			March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$1.1	$—	$1.1	$0.6	$—	$0.6
Forward exchange contracts (see Note 15)	—	0.2	0.2	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 15)	—	(0.2)	(0.2)	—	(0.9)	(0.9)
Interest rate swaps (see Note 15)	—	(51.7)	(51.7)	—	(187.9)	(187.9)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(1):
Term Loan A	$687.7	$660.9	$699.8	$637.7
Term Loan B	950.4	909.1	952.9	845.7
5.875% Senior Notes	504.7	499.7	504.0	430.5
6.375% Senior Notes	539.6	532.0	539.2	452.9
Production loans	153.3	153.3	151.3	151.3
Financing component of interest rate swaps	144.2	145.2	—	—

________________

(1)
The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at June 30, 2020 and March 31, 2020.

7. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Beginning balance	$167.8	$127.6
Net loss attributable to redeemable noncontrolling interests	(4.9)	(4.5)
Noncontrolling interests discount accretion	5.9	6.4
Adjustments to redemption value	5.9	5.5
Cash distributions	(0.8)	(0.1)
Ending balance	$173.9	$134.9

Redeemable noncontrolling interests (included in temporary equity on the unaudited condensed consolidated balance sheets) relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

3 Arts Entertainment. The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable at five years after the acquisition date of May 29, 2018, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period.

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

8. Revenue

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$0.3	$121.8
Home Entertainment
Digital Media	127.7	83.3
Packaged Media	39.5	56.4
Total Home Entertainment	167.2	139.7
Television	58.5	64.8
International	52.5	67.4
Other	2.2	4.1
Total Motion Picture revenues	280.7	397.8

Television Production
Television	95.9	196.8
International	46.4	56.7
Home Entertainment
Digital Media	45.9	5.9
Packaged Media	0.7	1.4
Total Home Entertainment	46.6	7.3
Other	6.8	19.0
Total Television Production revenues	195.7	279.8

Media Networks - Programming Revenues
Domestic(1)	357.3	369.3
International	10.0	3.1
	367.3	372.4

Intersegment eliminations	(30.0)	(86.4)
Total revenues	$813.7	$963.6

___________________

(1)	Media Networks domestic revenues include revenue from the Company's Other Streaming Services product line of $11.5 million in the three months ended June 30, 2020 (2019 - $6.4 million).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2020 are as follows:

	Rest of Year Ending March 31, 2021	Year Ending March 31,
		2022	2023	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$862.3	$343.3	$145.5	$161.1	$1,512.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $96.1 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2020, respectively, from performance obligations satisfied prior to March 31, 2020. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At June 30, 2020 and March 31, 2020, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	June 30, 2020	March 31, 2020	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$430.6	$522.0	$(91.4)
Accounts receivable, net - non-current	Other assets - non-current	60.1	53.6	6.5
Contract asset - current	Other assets - current(1)	20.2	18.8	1.4
Contract asset - non-current	Other assets - non-current(1)	6.0	10.5	(4.5)
Deferred revenue - current	Deferred revenue - current	89.4	116.6	(27.2)
Deferred revenue - non-current	Deferred revenue - non-current	59.8	61.3	(1.5)
__________________

(1)	Included in prepaid expenses and other.

Accounts Receivable. Accounts receivable are presented net of a provision for doubtful accounts. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectibility, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in direct operating expense.

The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers' financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectibility. The Company generally does not require collateral for its trade accounts receivable.

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2020	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	June 30, 2020
	(Amounts in millions)
Trade accounts receivable	$9.3	$(1.6)	$(0.1)	$7.6
_______________________
(1)Represents collections on accounts receivable previously reserved.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. The change in the balance of contract assets is primarily due to the satisfaction of the condition related to payment holdbacks.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $48.5 million were recognized during the three months ended June 30, 2020, respectively, related to the balance of deferred revenue at March 31, 2020.

9. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$51.1	$(54.0)
Denominator:
Weighted average common shares outstanding	219.5	216.1
Basic net income (loss) per common share	$0.23	$(0.25)

Diluted net income (loss) per common share reflects share purchase options, including equity-settled share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$51.1	$(54.0)
Denominator:
Weighted average common shares outstanding	219.5	216.1
Effect of dilutive securities:
Restricted share units and restricted stock	0.4	—
Adjusted weighted average common shares outstanding	219.9	216.1
Diluted net income (loss) per common share	$0.23	$(0.25)

As a result of the net loss in the three months ended June 30, 2019, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2019 totaled 3.6 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three months ended June 30, 2020 and 2019, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	27.8	29.3
Restricted share units	2.6	1.4
Other issuable shares	4.9	2.1
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	35.3	32.8

10. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2020 and March 31, 2020. The table below outlines common shares reserved for future issuance:

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Stock options and equity-settled SARs outstanding	29.8	35.7
Restricted stock and restricted share units — unvested	5.0	3.7
Common shares available for future issuance	13.5	11.5
Shares reserved for future issuance	48.3	50.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Compensation Expense:
Stock options	$4.3	$3.6
Restricted share units and other share-based compensation	8.9	4.8
Share appreciation rights	1.2	0.8
	14.4	9.2
Impact of accelerated vesting on equity awards(1)	—	0.3
Total share-based compensation expense	$14.4	$9.5

Tax impact(2)	(3.0)	(2.1)
Reduction in net income	$11.4	$7.4

___________________

(1)	Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(2)
Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.4	$0.1
Distribution and marketing	0.1	0.1
General and administration	13.9	9.0
Restructuring and other	—	0.3
	$14.4	$9.5

The following table sets forth the stock option, equity-settled SARs, cash-settled SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options, Equity-settled and Cash-settled SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2020	7.2	$26.21	28.5		$19.03	—	(1)	$14.89	3.8	$24.24
Granted	—	—	0.1	(2)	$7.25	—		—	2.0	$8.96
Options exercised or restricted stock or RSUs vested	—	—	—		—	—		—	(0.7)	$15.03
Awards canceled in exchange program	(1.1)	$31.56	(4.1)		$26.46	—		—	—	—
Awards issued in exchange program	0.1	$7.70	0.7		$7.13	—		—	—	—
Forfeited or expired	(0.6)	$31.75	(1.0)		$27.70	—		—	(0.1)	$13.95
Outstanding at June 30, 2020	5.6	$24.24	24.2		$17.03	—	(1)	$14.89	5.0	$12.31

__________________

(1)	Represents less than 0.1 million shares.

(2)
During the three months ended June 30, 2020, the Company granted less than 0.1 million cash-settled share-appreciation rights ("CSARs"). The CSARs are revalued each reporting period until settlement using a closed-form option pricing model (Black Scholes).

Exchange Program

On January 10, 2020, the Company’s Board of Directors authorized, and on April 2, 2020, the Company’s shareholders approved, a stock option and share appreciation rights exchange program (the “Exchange Program”) that permitted certain current employees to exchange certain outstanding stock options and share appreciation rights with exercise prices substantially above the current market price of the Company’s Class A voting shares and the Company’s Class B non-voting shares for a lesser number of stock options and share appreciation rights that have a fair value that is lower than the fair value of the “out of the money” stock options and share appreciation rights. The program began on April 9, 2020 and was completed on May 7, 2020. As a result of this program 1.1 million outstanding eligible stock options and share appreciation rights of Class A voting shares were exchanged for 0.1 million new stock options and share appreciation rights at an exercise price of $7.70 per share and 4.3 million outstanding eligible stock options and share appreciation rights of Class B non-voting shares were exchanged for 0.8 million new stock options and share appreciation rights at an exercise price of $7.13.

(c) Share Repurchases
During the three months ended June 30, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. During the three months ended June 30, 2019 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential purchases.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Income Taxes
The income tax provision (benefit) for the three months ended June 30, 2020 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
For the quarter ended June 30, 2019, the Company determined that a small change in its estimated pretax results for the year ending March 31, 2020 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, for the three months ended June 30, 2019, the Company computed its tax provision (benefit) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the quarter ended June 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.
The Company's income tax provision (benefit) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, further interpretation and legislative guidance regarding the new Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

12. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three months ended June 30, 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic, which are included in direct operating and distribution and marketing expense in the unaudited consolidated statement of operations. The following table sets forth restructuring and other and these COVID-19 related charges and the statement of operations line items they are included in for the three months ended June 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$2.2	$3.8
Accelerated vesting on equity awards (see Note 10)	—	0.3
Total severance costs	2.2	4.1
COVID-19 related costs included in restructuring and other(2)	0.5	—
Transaction and related costs(3)	0.3	1.5
Total Restructuring and Other	3.0	5.6

COVID-19 related charges included in:
Direct operating expense(4)	5.7	—
Distribution and marketing expense(4)	4.7	—
Total restructuring and other and COVID-19 related costs	$13.4	$5.6
_______________________

(1)	Severance costs in the three months ended June 30, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.

(2)
During the three months ended June 30, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.

(3)
Transaction and related costs in the three months ended June 30, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.

(4)
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three months ended June 30, 2020 the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent costs associated with the pausing of productions, including certain cast and crew costs. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in the consolidated financial statements.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Severance liability
Beginning balance	$11.1	$21.2
Accruals	2.2	3.8
Severance payments	(5.3)	(12.3)
Ending balance(1)	$8.0	$12.7
_______________________

(1)	As of June 30, 2020, the remaining severance liability of approximately $8.0 million is expected to be paid in the next 12 months.

13. Segment Information
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
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz Networks and STARZPLAY International, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Segment revenues
Motion Picture	$280.7	$397.8
Television Production	195.7	279.8
Media Networks	367.3	372.4
Intersegment eliminations	(30.0)	(86.4)
	$813.7	$963.6
Intersegment revenues
Motion Picture	$3.1	$4.4
Television Production	26.9	81.4
Media Networks	—	0.6
	$30.0	$86.4
Gross contribution
Motion Picture	$129.9	$32.9
Television Production	45.6	34.7
Media Networks	92.3	80.9
Intersegment eliminations	(7.7)	(1.7)
	$260.1	$146.8
Segment general and administration
Motion Picture	$28.8	$25.3
Television Production	10.7	9.7
Media Networks	20.5	20.3
	$60.0	$55.3
Segment profit
Motion Picture	$101.1	$7.6
Television Production	34.9	25.0
Media Networks	71.8	60.6
Intersegment eliminations	(7.7)	(1.7)
	$200.1	$91.5

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Company’s total segment profit	$200.1	$91.5
Corporate general and administrative expenses	(26.4)	(24.2)
Adjusted depreciation and amortization(1)	(10.1)	(10.7)
Restructuring and other(2)	(3.0)	(5.6)
COVID-19 related costs included in direct operating expense and distribution and marketing expense(3)	(10.4)	—
Adjusted share-based compensation expense(4)	(14.4)	(9.2)
Purchase accounting and related adjustments(5)	(46.4)	(45.0)
Operating income (loss)	89.4	(3.2)
Interest expense	(44.4)	(49.0)
Interest and other income	1.7	2.8
Other expense	(1.7)	(2.3)
Gain on investments	5.1	0.1
Equity interests loss	(2.6)	(7.9)
Income (loss) before income taxes	$47.5	$(59.5)
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

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Depreciation and amortization	$47.6	$40.1
Less: Amount included in purchase accounting and related adjustments	(37.5)	(29.4)
Adjusted depreciation and amortization	$10.1	$10.7

(2)	Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 12).

(3)
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three months ended June 30, 2020 the Company has incurred $10.4 million in incremental direct operating and distribution and marketing expense (see Note 12). These charges are excluded from segment operating results.

(4)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Total share-based compensation expense	$14.4	$9.5
Less:
Amount included in restructuring and other(i)	—	(0.3)
Adjusted share-based compensation	$14.4	$9.2

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

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.3	$1.5
General and administrative expense	8.7	14.1
Depreciation and amortization	37.4	29.4
	$46.4	$45.0

See Note 8 for revenues by media or product line as broken down by segment for the three months ended June 30, 2020 and 2019.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$60.0	$55.3
Corporate general and administrative expenses	26.4	24.2
Share-based compensation expense included in general and administrative expense	13.9	9.0
Purchase accounting and related adjustments	8.7	14.1
	$109.0	$102.6

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Assets
Motion Picture	$1,174.2	$1,266.9
Television Production	1,339.5	1,414.8
Media Networks	4,610.1	4,671.4
Other unallocated assets(1)	632.2	598.1
	$7,756.0	$7,951.2
_____________________

(1)	Other unallocated assets primarily consist of cash, other assets and investments.

14. Contingencies

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

15. Derivative Instruments and Hedging Activities
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
As of June 30, 2020, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 13 months from June 30, 2020):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2020
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.8	in exchange for	$4.7	£0.80
Euro	€2.1	in exchange for	$2.4	€0.89
Canadian Dollar	C$5.4	in exchange for	$4.0	C$1.34
Australian Dollar	A$0.9	in exchange for	$0.8	A$1.25

Interest Rate Swaps

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities, which the Company generally designates as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these designated cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur. Changes in the fair value of interest rate swaps that are not designated as hedges are recorded in interest expense (see further explanation below).

As of March 31, 2020, the Company had the following pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 4 and Note 5):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
Total	$1,700.0

During the three months ended June 30, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements. These transactions effectively replaced $1.2 billion of the interest rate swaps presented in the table above, and resulted in an extension of the maturity date on an aggregate of $1.2 billion of the Company's interest rate swaps by an additional 2 to 5 years, subject to mandatory early termination dates, and a decrease of the weighted average fixed pay rate from 2.870% to 2.354% per annum.

These interest rate swap transactions consisted of the following: (i) $1.2 billion of the interest rate swaps presented in the table above were de-designated as cash flow hedges, (ii) the Company entered into $1.2 billion of pay-variable receive-fixed interest rate swaps which are designed to offset the terms of the $1.2 billion of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into $1.2 billion of new pay-fixed interest rate swaps with extended maturities. These new pay-fixed interest rate swaps are considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flows hedge (see discussion of cash flow presentation below).

Key terms of the new offsetting pay-variable receive-fixed interest rate swaps outstanding at June 30, 2020 are presented below (not designated as hedges):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount (in millions)	Fixed Rate Received	Maturity Date
May 19, 2020	$700.0	2.915%	March 24, 2025
May 19, 2020	$300.0	2.885%	March 23, 2025
May 19, 2020	$50.0	2.744%	March 23, 2025
June 15, 2020	$100.0	2.808%	March 23, 2025
June 15, 2020	$50.0	2.728%	March 23, 2025
Total	$1,200.0

Key terms of the new designated cash flow hedge pay-fixed interest rate swaps outstanding at June 30, 2020 are presented below:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date(1)
May 19, 2020	$700.0	1.923%	March 23, 2030
May 19, 2020	$350.0	2.531%	March 23, 2027
June 15, 2020	$150.0	2.343%	March 23, 2027
Total	$1,200.0

__________________

(1)	Subject to a mandatory early termination date of March 23, 2025.

At the time of the de-designation of the above $1.2 billion in interest rate swaps, there was approximately $142.1 million of unrealized losses recorded in accumulated other comprehensive income (loss). This amount will be amortized to interest expense through the remaining term of the original de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $1.2 billion of interest rate swaps de-designated as cash flow hedges and the $1.2 billion of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense, which are expected to nearly offset each other.

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to an other-than-insignificant financing element on a portion of our interest rate swaps (see table above for new designated cash flow hedge pay-fixed interest rate swaps), the cash flows related to these contracts are classified as financing activities.

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statement of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive loss	$(0.1)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into direct operating expense	$(0.1)	$1.1
Interest rate swaps
Loss recognized in accumulated other comprehensive loss	$(17.7)	$(45.9)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(7.4)	$(1.8)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$0.3	$—
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(3.4)	$—

Total direct operating expense on consolidated statements of operations	$423.0	$568.0
Total interest expense on consolidated statements of operations	$44.4	$49.0

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 6). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. The gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $144.7 million and $259.9 million, respectively, resulting in a net liability recorded in other liabilities - non-current of $115.2 million as of June 30, 2020.
As of June 30, 2020 and March 31, 2020, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.2	$0.2	$—
Interest rate swaps	—	—	56.1
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	—	139.8
Fair value of derivatives	$0.2	$0.2	$195.9
________________

(1)	Includes $144.2 million representing the financing element of certain hybrid instruments, which is offset by the new pay-variable receive-fixed interest rate swaps outstanding at June 30, 2020.

	March 31, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.6	$0.5	$—
Interest rate swaps	—	—	187.9
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	0.4	—
Fair value of derivatives	$0.6	$0.9	187.9

As of June 30, 2020, based on the current release schedule, the Company estimates approximately $1.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending June 30, 2021.
As of June 30, 2020, the Company estimates approximately $46.6 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$67.1	$65.7
Product inventory(1)	12.2	13.4
Tax credits receivable	68.5	78.3
	$147.8	$157.4
Other non-current assets
Prepaid expenses and other	$26.3	$34.3
Accounts receivable	60.1	53.6
Tax credits receivable	172.6	166.7
Operating lease right-of-use assets	137.7	136.9
	$396.7	$391.5

___________________

(1)
Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2020 and 2019.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$313.2	$374.5
Net cash proceeds received	311.7	372.2
Loss recorded related to transfers of receivables	1.5	2.3

At June 30, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related the Company's individual agreements to monetize trade accounts receivable was $514.2 million (March 31, 2020 - $529.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $61.7 million as of June 30, 2020 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three months ended June 30, 2020:

Three Months Ended
June 30,
2020
(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$52.3
Less amounts from collections reinvested under revolving agreement	(41.3)
Proceeds from new transfers	11.0
Collections not reinvested and remitted or to be remitted	(10.4)
Net cash proceeds received	$0.6

Carrying value of receivables transferred and derecognized (1)	$52.0
Obligations recorded	$0.4
Loss recorded related to transfers of receivables	$0.1

___________________

(1)	Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At June 30, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $93.1 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2020	$(18.8)	$(187.2)	$(206.0)
Other comprehensive income (loss)	0.4	(7.0)	(6.6)
June 30, 2020	$(18.4)	$(194.2)	$(212.6)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of June 30, 2020 or March 31, 2020.

Supplemental Cash Flow Information

Significant non-cash transactions during the quarter include certain interest rate swap agreements, which are discussed in Note 15, "Derivative Instruments and Hedging Activities".

The supplemental schedule of non-cash investing activities is presented below:

	Three Months Ended June 30,
	2020	2019
	(Amounts in millions)
Non-cash investing activities:
Common shares related to business acquisitions	$—	$28.1

There were no significant non-cash financing activities for the three months ended June 30, 2020 and 2019.

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
Impact of COVID-19

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting unprecedented economic uncertainty, are affecting our business in a number of ways. To date, we have experienced early termination of the theatrical run of one of our films domestically and one of our films in the UK, delayed theatrical distribution of several films domestically and internationally, the delayed production of film and television content (resulting in changes in future release dates for some titles and series). We may not be able to accurately predict when theaters re-open, production resumes or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020.

Conversely, television and streaming consumption around the globe has increased as well as home entertainment demand. STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase, however, may not be indicative of future results and growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic. In a number of instances, we have also been able to adapt to these new circumstances by releasing one of our theatrical films earlier on streaming platforms, completing post-production of one of our television series remotely and continuing the development of a number of our television series utilizing virtual writers’ rooms. These changes in the way we operate may be helpful to partially offset some of the negative impacts related to the pandemic, however the ultimate impact of these changes and the COVID-19 global pandemic cannot be predicted with certainty.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three months ended June 30, 2020 we have incurred $10.9 million in incremental costs which were expensed in the period. These costs include $5.7 million reflected in direct operating expense, which include costs associated with the pausing of productions, including certain cast and crew costs. In addition, these costs include $4.7 million reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.5 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during this period. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements. See further discussion in the Results of Operations section below.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. Accordingly, due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues

Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2020 and 2019.
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

•
Other Streaming Services. Other Streaming Services revenues are derived primarily from our majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue.

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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 27, 2020.
Accounting for Films and Television Programs and Licensed Program Rights
Investment in Films and Television Programs:
General. We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs, a portion of which are monetized individually (i.e., through domestic theatrical, home entertainment, television, international or other ancillary-market distribution), and a portion of which are monetized as part of a film group (i.e., primarily content internally produced by our Television Production segment for our Media Networks segment).
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
Amortization. Costs of acquiring and producing films and television programs and of acquired libraries that are monetized individually are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.
For investment in films and television programs monetized as a group, see further discussion below under Licensed Program Rights, Amortization for a description of amortization of costs monetized as a group.
Ultimate Revenue. Ultimate revenue includes estimates over a period not to exceed 10 years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed 10 years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value (see below). Management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, audience test results when available, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. See further discussion below under Impairment Assessment for Investment in Films and Television Programs and Licensed Program Rights.

Licensed Program Rights:
General. Licensed program rights include content licensed from third parties that is monetized as part of a film group for distribution on Media Networks distribution platforms. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains specified airing rights over a contractual term. Program licenses typically have fixed terms and require payments during the term of the license.
Recording Cost. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements may include additional ancillary rights in addition to the pay television rights. The cost of the Media Networks’ third-party licensed content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Our estimates of fair value for the pay television and ancillary markets and windows of exploitation involve uncertainty and management judgment. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
Amortization. The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the anticipated number of exhibitions or expected and historical viewership patterns or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.

Changes in management’s estimate of the anticipated exhibitions and viewership patterns of films and original series on our networks could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions and expected viewership patterns may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
Impairment Assessment for Investment in Films and Television Programs and Licensed Program Rights:
General. A film group or individual film or television program is evaluated for impairment when an event or change in circumstances indicates that the fair value of an individual film or film group is less than its unamortized cost. A film group represents the unit of account for impairment testing for a film or license agreement for program material when the film or license agreement is expected to be predominantly monetized with other films and/or license agreements instead of being predominantly monetized on its own. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements.
Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 6 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and from our majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue.
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
Goodwill and Indefinite-Lived Intangibles. At June 30, 2020, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2020, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the three months ended June 30, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment test, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content, and the timing of when production can resume and theaters can re-open; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
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

During the three months ended June 30, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our impairment assessment of our indefinite-lived trade names, or that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At June 30, 2020, the carrying value of our finite-lived intangible assets was approximately $1.43 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.42 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the quarter ended June 30, 2019, we amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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
During the three months ended June 30, 2020, there were no events or circumstances that have changed that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.5 million on our total revenue in the three months ended June 30, 2020 (2019 - $0.8 million).
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2020, we had a valuation allowance of $435.8 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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

When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended June 30, 2019, we calculate the income tax benefit (provision) using the cut-off method.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state jurisdictions have enacted legislations to comply with federal changes and some foreign jurisdictions have enacted similar tax incentive legislations. The impact of the CARES Act to our current and deferred income tax expense as of June 30, 2020 was immaterial, however we are continuing to analyze the impact of these tax law changes to future periods.
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
We regularly review our investments for impairment, including when the carrying value of an investment exceeds its market value and whether the decline in value is other-than-temporary. For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, we evaluate information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. As of June 30, 2020, our investments included investments in equity method investees of $32.1 million, and other investments of $6.1 million.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$280.7	$397.8	$(117.1)	(29.4)%
Television Production	195.7	279.8	(84.1)	(30.1)%
Media Networks	367.3	372.4	(5.1)	(1.4)%
Intersegment eliminations	(30.0)	(86.4)	56.4	(65.3)%
Total revenues	813.7	963.6	(149.9)	(15.6)%
Expenses:
Direct operating	423.0	568.0	(145.0)	(25.5)%
Distribution and marketing	141.7	250.5	(108.8)	(43.4)%
General and administration	109.0	102.6	6.4	6.2%
Depreciation and amortization	47.6	40.1	7.5	18.7%
Restructuring and other	3.0	5.6	(2.6)	(46.4)%
Total expenses	724.3	966.8	(242.5)	(25.1)%
Operating income (loss)	89.4	(3.2)	92.6	nm
Interest expense	(44.4)	(49.0)	4.6	(9.4)%
Interest and other income	1.7	2.8	(1.1)	(39.3)%
Other expense	(1.7)	(2.3)	0.6	(26.1)%
Gain on investments	5.1	0.1	5.0	nm
Equity interests loss	(2.6)	(7.9)	5.3	(67.1)%
Income (loss) before income taxes	47.5	(59.5)	107.0	(179.8)%
Income tax (provision) benefit	(1.3)	1.1	(2.4)	(218.2)%
Net income (loss)	46.2	(58.4)	104.6	(179.1)%
Less: Net loss attributable to noncontrolling interest	4.9	4.4	0.5	11.4%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$51.1	$(54.0)	$105.1	(194.6)%

_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues decreased in the three months ended June 30, 2020, primarily due to decreases in Motion Picture and Television Production revenues, which were negatively impacted by the COVID-19 global pandemic, and to a lesser extent, a slight decrease in Media Networks revenues. These decreases were partially offset by lower intersegment eliminations associated with lower Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
With theaters closed during the quarter due to the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical revenue. The decrease was also, to a lesser extent, due to lower international and television revenue. These decreases were partially offset by increased home entertainment revenue.
Television Production revenue decreased due to lower domestic television revenue with fewer television episodes delivered, largely because of the pausing of productions associated with the COVID-19 global pandemic. The decrease was also, to a lesser extent, due to lower international revenue. These decreases were partially offset by an increase in home entertainment revenue.
The slight decrease in Media Networks revenue was due to a decrease from Starz Networks, partially offset by increased revenue across STARZPLAY International and Other Streaming Services. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$127.7	45.5%	$219.4	55.2%	$(91.7)	(41.8)%
Television Production	143.2	73.2	237.1	84.7	(93.9)	(39.6)%
Media Networks	168.0	45.7	194.6	52.3	(26.6)	(13.7)%
COVID-19 related costs	5.7	nm	—	nm	5.7	n/a
Other	0.7	nm	1.6	nm	(0.9)	(56.3)%
Intersegment eliminations	(22.3)	nm	(84.7)	nm	62.4	(73.7)%
	$423.0	52.0%	$568.0	58.9%	$(145.0)	(25.5)%

Direct operating expenses decreased in the three months ended June 30, 2020 primarily due to decreases from Motion Picture and Television Production as a result of lower Motion Picture and Television Production revenue. The decrease was also, to a lesser extent due to a decrease from Media Networks driven by lower programming amortization at STARZPLAY International and Starz Networks. The decrease in Television Production direct operating expense was partially offset by the decrease in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. These decreases were partially offset by COVID-19 related costs (as further described below). See further discussion in the Segment Results of Operations section below.

COVID-19 Related Costs. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended June 30, 2020 we have incurred $5.7 million in incremental costs which were expensed in the period which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include costs associated with the pausing of productions, including certain cast and crew costs. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$23.1	$145.5	$(122.4)	(84.1)%
Television Production	6.9	8.0	(1.1)	(13.8)%
Media Networks	107.0	96.9	10.1	10.4%
COVID-19 related costs	4.6	—	4.6	n/a
Other	0.1	0.1	—	—%
	$141.7	$250.5	$(108.8)	(43.4)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$—	$102.0	$(102.0)	(100.0)%

Distribution and marketing expenses decreased in the three months ended June 30, 2020, primarily due to a decrease in Motion Picture theatrical P&A, partially offset by slightly increased Media Networks distribution and marketing expense and COVID-19 related costs (as further described below). The decrease in Motion Picture theatrical P&A was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The increase in Media Networks distribution and marketing expense was driven by increases at Starz International and Other Streaming Services, partially offset by lower distribution and marketing expense at Starz Networks. See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended June 30, 2020 we have incurred $4.7 million in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$28.8		$25.3		$3.5	13.8%
Television Production	10.7		9.7		1.0	10.3%
Media Networks	20.5		20.3		0.2	1.0%
Corporate	26.4		24.2		2.2	9.1%
	86.4	10.6%	79.5	8.3%	6.9	8.7%
Share-based compensation expense	13.9		9.0		4.9	54.4%
Purchase accounting and related adjustments	8.7		14.1		(5.4)	(38.3)%
Total general and administrative expenses	$109.0	13.4%	$102.6	10.6%	$6.4	6.2%

General and administrative expenses increased in the three months ended June 30, 2020, resulting from increases in Motion Picture, Corporate, and Television Production general and administrative expenses and an increase in share-based compensation expense, partially offset by decreased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses increased $2.2 million, or 9.1%, primarily due to an increase in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 is primarily due to an increase in the number of share-based payment awards incurring expense in the current quarter as compared to the prior year's quarter. Additionally, the increase in share-based compensation expense is due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$13.9	$9.0
Restructuring and other(1)	—	0.3
Direct operating expense	0.4	0.1
Distribution and marketing expense	0.1	0.1
Total share-based compensation expense	$14.4	$9.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $5.4 million, or 38.3%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $47.6 million for the three months ended June 30, 2020 increased $7.5 million, from $40.1 million in the three months ended June 30, 2019 due to a change in the amortization method for the Starz Traditional Affiliate customer relationships beginning in the quarter ended September 30, 2019, which resulted in an increase to amortization expense in the current quarter.
Restructuring and Other. Restructuring and other decreased $2.6 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2020 and 2019 (see Note 12 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$2.2	$3.8	$(1.6)	(42.1)%
Accelerated vesting on equity awards (see Note 10)	—	0.3	(0.3)	n/a
Total severance costs	2.2	4.1	(1.9)	(46.3)%
COVID-19 related costs(2)	0.5	—	0.5	n/a
Transaction and related costs(3)	0.3	1.5	(1.2)	(80.0)%
	$3.0	$5.6	$(2.6)	(46.4)%
_______________________

(1)	Severance costs in the three months ended June 30, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.

(2)
During the three months ended June 30, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.

(3)
Transaction and related costs in the three months ended June 30, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.

Interest Expense. Interest expense of $44.4 million in the three months ended June 30, 2020 decreased $4.6 million from the three months ended June 30, 2019. The following table sets forth the components of interest expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$1.1	$1.7
Term loans	10.7	21.5
5.875% Senior Notes	7.5	7.6
6.375% Senior Notes	8.4	8.7
Other(1)	10.2	5.7
	37.9	45.2
Amortization of debt financing costs and other non-cash interest(1)	6.5	3.8
Total interest expense	$44.4	$49.0
 ______________________

(1)	Amounts include interest expense related to the Company's interest rate swap agreements (see Note 15 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $1.7 million for the three months ended June 30, 2020 compared to other expense of $2.3 million for the three months ended June 30, 2019, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 16 to our unaudited condensed consolidated financial statements).
Gain on Investments. Gain on investments of $5.1 million for the three months ended June 30, 2020 increased from $0.1 million for the three months ended June 30, 2019, due to a gain on sale of equity securities without a readily determinable fair value in the current quarter. Gain on investments also includes unrealized gains on equity securities.
Equity Interests Loss. Equity interests loss of $2.6 million in the three months ended June 30, 2020 compared to equity interests loss of $7.9 million in the three months ended June 30, 2019.

Income Tax (Provision) Benefit. We had an income tax provision of $1.3 million in the three months ended June 30, 2020, compared to a benefit of $1.1 million in the three months ended June 30, 2019. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended June 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended June 30, 2020 was $51.1 million, or basic net income per common share of $0.23 on 219.5 million weighted average common shares outstanding and diluted net income per common share of $0.23 on 219.9 million. This compares to net loss attributable to our shareholders for the three months ended June 30, 2019 of $54.0 million, or basic and diluted net loss per common share of $0.25 on 216.1 million weighted average common shares outstanding.

Segment Results of Operations

The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain costs related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated loss before income taxes is presented in Note 13 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$280.7	$397.8	$(117.1)	(29.4)%
Expenses:
Direct operating expense	127.7	219.4	(91.7)	(41.8)%
Distribution & marketing expense	23.1	145.5	(122.4)	(84.1)%
Gross contribution	129.9	32.9	97.0	294.8%
General and administrative expenses	28.8	25.3	3.5	13.8%
Segment profit	$101.1	$7.6	$93.5	1,230.3%

U.S. theatrical P&A expense included in distribution and marketing expense	$—	$102.0	$(102.0)	(100.0)%

Direct operating expense as a percentage of revenue	45.5%	55.2%

Gross contribution as a percentage of revenue	46.3%	8.3%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$—	$0.3	$0.3	$108.5	$13.3	$121.8	$(121.5)
Home Entertainment
Digital Media	75.2	52.5	127.7	45.5	37.8	83.3	44.4
Packaged Media	22.5	17.0	39.5	28.3	28.1	56.4	(16.9)
Total Home Entertainment	97.7	69.5	167.2	73.8	65.9	139.7	27.5
Television	46.5	12.0	58.5	47.8	17.0	64.8	(6.3)
International	30.9	21.6	52.5	51.8	15.6	67.4	(14.9)
Other	0.5	1.7	2.2	4.1	—	4.1	(1.9)
	$175.6	$105.1	$280.7	$286.0	$111.8	$397.8	$(117.1)
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

With theaters closed during the quarter due to the COVID-19 global pandemic, theatrical revenue decreased $121.5 million, or 99.8%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The prior year's quarter included significant revenue from John Wick: Chapter 3 - Parabellum.

Home entertainment revenue increased $27.5 million, or 19.7%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, driven by an increase of $23.9 million from our Feature Films. The increase in Feature Film home entertainment revenue was primarily due to digital media revenue in the current quarter from our Fiscal 2020 Theatrical Slate, and in particular, I Still Believe and Knives Out.
Television revenue decreased $6.3 million, or 9.7%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 driven by a decrease of $5.0 million from our Other Film product category, due to revenue in the prior year's quarter for Good Boys.
International revenue decreased $14.9 million, or 22.1%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 due to lower revenue from our Fiscal 2021 Theatrical Slate in the current quarter, which had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our Fiscal 2020 Theatrical Slate in the prior year's quarter, which included significant international revenue from John Wick: Chapter 3 - Parabellum.
We expect that Motion Picture segment revenues will decrease in fiscal 2021 as compared to fiscal 2020 due to delays in domestic and international theatrical distribution and production as a result of the closure of theaters and paused productions throughout the U.S., Canada, and worldwide due to circumstances associated with the COVID-19 global pandemic. The extent of the impact on Motion Picture segment revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, global economic conditions, the ability for theaters to re-open at a scale to attract motion pictures and the rate of consumers' return to the theater.

Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. Investment in film write-downs included in Motion Picture segment direct operating expense for the quarter decreased to $0.6 million in the three months ended June 30, 2020, as compared to $1.6 million in the three months ended June 30, 2019. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In particular, the decrease was impacted by the lower amortization rate of the Fiscal 2020 Theatrical Slate titles generating revenue in the current quarter as compared to the prior year's quarter.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended June 30, 2020 is due to lower theatrical P&A expense associated with the closure of theaters during the quarter due to circumstances associated with the COVID-19 global pandemic, and to a lesser extent, lower international and home entertainment distribution and marketing expense. In the three months ended June 30, 2019, approximately $10.2 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Scary Stories to Tell in the Dark, Angel Has Fallen and Rambo: Last Blood, with no comparable expense in the Motion Picture segment in the current quarter.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2020 increased as compared to the three months ended June 30, 2019, primarily due to lower Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, and to a lesser extent, lower Motion Picture direct operating expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2020 increased $3.5 million, or 13.8%, primarily due to an increase in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$195.7	$279.8	$(84.1)	(30.1)%
Expenses:
Direct operating expense	143.2	237.1	(93.9)	(39.6)%
Distribution & marketing expense	6.9	8.0	(1.1)	(13.8)%
Gross contribution	45.6	34.7	10.9	31.4%
General and administrative expenses	10.7	9.7	1.0	10.3%
Segment profit	$34.9	$25.0	$9.9	39.6%

Direct operating expense as a percentage of revenue	73.2%	84.7%

Gross contribution as a percentage of revenue	23.3%	12.4%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Television Production	(Amounts in millions)
Television	$95.9	$196.8	$(100.9)	(51.3)%
International	46.4	56.7	(10.3)	(18.2)%
Home Entertainment
Digital	45.9	5.9	40.0	nm
Packaged Media	0.7	1.4	(0.7)	(50.0)%
Total Home Entertainment	46.6	7.3	39.3	nm
Other	6.8	19.0	(12.2)	(64.2)%
	$195.7	$279.8	$(84.1)	(30.1)%
_______________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to fewer television episodes delivered, and decreased intersegment revenues from the licensing of Starz original series, both of which were negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in the current quarter.
International revenue in the three months ended June 30, 2020 decreased $10.3 million, or 18.2% as compared to the three months ended June 30, 2019, primarily due to revenue in the prior year's quarter from Dear White People Season 3, Orange Is the New Black Season 7, and intersegment revenue from STARZPLAY International from the Starz original series The Rook Season 1, Vida Season 2, and The Spanish Princess Season 1, which compared to revenue in the current quarter from Vida Season 3, and Manhunt: Deadly Games.
Home entertainment revenue in the three months ended June 30, 2020 increased $39.3 million driven by digital media revenue in the current quarter for Mad Men Seasons 1 - 7.
Other revenue decreased in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Revenue of 3 Arts Entertainment was negatively impacted in the three months ended June 30, 2020 as a result of the COVID-19 global pandemic, and will continue to be impacted in subsequent quarters in the fiscal year ending March 31, 2021, the extent of which will depend on when film and television productions and releases return to pre COVID-19 levels.
The extent of the impact of the COVID-19 global pandemic related disruptions on Television Production revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2020 decreased $93.9 million, or 39.6% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, due to the COVID-19 global pandemic related disruptions, the current quarter included fewer deliveries of new shows in which direct operating expense is typically higher as a percentage of revenue.

Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2020 increased as compared to the three months ended June 30, 2019, due to lower direct operating expenses as a percentage of television production revenue, partially offset by lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.0 million, or 10.3%, primarily due to increases in salaries and related expenses and incentive compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$367.3	$372.4	$(5.1)	(1.4)%
Expenses:
Direct operating expense	168.0	194.6	(26.6)	(13.7)%
Distribution & marketing expense	107.0	96.9	10.1	10.4%
Gross contribution	92.3	80.9	11.4	14.1%
General and administrative expenses	20.5	20.3	0.2	1.0%
Segment profit	$71.8	$60.6	$11.2	18.5%

Direct operating expense as a percentage of revenue	45.7%	52.3%

Gross contribution as a percentage of revenue	25.1%	21.7%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$345.8	$10.0	$11.5	$367.3	$362.9	$3.1	$6.4	$372.4
Expenses:
Direct operating expense	149.8	15.6	2.6	168.0	157.1	36.6	0.9	194.6
Distribution & marketing expense	76.8	20.0	10.2	107.0	86.4	5.6	4.9	96.9
Gross contribution	119.2	(25.6)	(1.3)	92.3	119.4	(39.1)	0.6	80.9
General and administrative expenses	15.4	3.7	1.4	20.5	15.7	3.1	1.5	20.3
Segment profit	$103.8	$(29.3)	$(2.7)	$71.8	$103.7	$(42.2)	$(0.9)	$60.6

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

The pro forma subscriber data as of June 30, 2019 reflects the number of subscribers as of June 30, 2019, adjusted to remove the estimated number of subscribers to MVPD video packages or MVPD bundles that include the Starz service for distributors who dropped or removed Starz from these highly distributed MVPD video packages or MVPD bundles. This is a key metric to show prior period subscribers on a comparable basis to June 30, 2020 quarter-end subscribers. An MVPD video package is an offering by our distributors to its customers of multiple distinct video networks or services for a single recurring price where there is no distinction of price on any one specific network. An MVPD bundle is an offering by our distributors to its customers of two or more distinct MVPD services, such as video, internet and phone, sold on a subscription basis to a consumer or subscriber for a single price, and may include additional premium channels, like STARZ, to promote the bundle offering.

			Pro Forma
	June 30,	June 30,	June 30,
	2020	2019	2019
	(Amounts in millions)
Domestic Subscribers
STARZ	19.0	24.4	16.8
Other Streaming Services(1)	0.8	0.4	0.4
	19.8	24.8	17.2
International Subscribers
STARZPLAY International	3.4	2.1	2.1
STARZPLAY Arabia(2)	1.8	1.2	1.2
	5.2	3.3	3.3
Total Domestic and International Subscribers	25.0	28.1	20.5

Subscribers by Platform:
Linear Subscribers	13.6	21.9	14.3
OTT Subscribers(3)	11.4	6.2	6.2
Total Global Subscribers	25.0	28.1	20.5
___________________

(1)	Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.

(2)	Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.

(3)	OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The decrease in Media Networks' revenue was driven by decreased Starz Networks' revenue of $17.1 million, which was partially offset by higher STARZPLAY International revenue of $6.9 million, and increased Other Streaming Services revenue of $5.1 million. Starz Networks' revenue decreased as a result of declines in revenue from traditional linear services, which was partially offset by higher OTT revenue resulting from increased subscriptions. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories launched in the prior year's quarter, and additional territories launched since June 30, 2019. Other Streaming Services revenue increased due to subscriber growth.
As a result of events related to the COVID-19 global pandemic, television and streaming consumption around the globe has increased and home entertainment demand continues. For instance, STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns. This increase may not be indicative of future results and growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.
During the three months ended June 30, 2020 and 2019, the following original series premiered on STARZ:

Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
First Quarter:	First Quarter:
Vida Season 3	The Spanish Princess
Hightown Season 1	Vida Season 2
The Rook Season 1
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
The decrease in Media Networks direct operating expenses is due to lower direct operating expenses at STARZPLAY International and Starz Networks, partially offset by a slight increase at Other Streaming Services in the three months ended June 30, 2020. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming cost in the three months ended June 30, 2019 and other quarters prior to the current quarter, which reduced the cost being amortized in the current quarter, and to a lesser extent, a lower amount of titles with license periods opening in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Starz Networks direct operating expense decreased due to lower programming amortization related to our Starz Originals and lower development expense related to our Starz Originals, partially offset by an increase in programming amortization related to theatrical releases under our programming output agreement.
The increase in Media Networks distribution and marketing expense is due to increases at STARZPLAY International, and to a lesser extent, Other Streaming Services, partially offset by lower distribution and marketing expense at Starz Networks. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories launched in the prior year's quarter, and additional territories launched since June 30, 2019. Starz Networks' distribution and marketing expense decreased due to decreased marketing spend primarily due to one fewer Starz Original series premiere during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase in distribution and marketing expense for Other Streaming Services was primarily attributable to increased advertising and marketing costs in order to drive subscriber growth.
Gross Contribution. Gross contribution of the Media Networks' segment for the three months ended June 30, 2020 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories. The increase in gross contribution compared to the three months ended June 30, 2019 was primarily due to lower negative contributions from STARZPLAY International.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended June 30, 2020 increased slightly from the prior year's quarter, driven by increased general and administrative expenses for STARZPLAY International, partially offset by decreases in Starz Networks and Other Streaming Services.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. As of June 30, 2020, we had cash and cash equivalents of $376.1 million. Our debt at June 30, 2020 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at June 30, 2020) due March 2023 (the "Revolving Credit Facility"), a five-year term loan A facility due March 2023 (the "Term Loan A"), a seven-year term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
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
In addition, the Company has a redeemable noncontrolling interest balance of $173.9 million as of June 30, 2020 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
The 3 Arts Entertainment noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable at five years after the acquisition date of May 29, 2018, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period.
The Pilgrim Media Group noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, exercisable at five years after the acquisition date of November 12, 2015. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015.
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
In the short-term, while a portion of our revenue has been reduced as a result of disruptions associated with the COVID-19 global pandemic, our cash requirements for productions and marketing spends have also been reduced. As previously discussed, in some areas we have experienced increases in revenue and viewership of our content. We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. As a result, we cannot predict the outcome of the full extent of the disruptions associated with the COVID-19 global pandemic on our operating results, cash flows and financial position.
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
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, distribution commitments, and the monetization of trade accounts receivable. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. Additionally, circumstances related to the COVID-19 global pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2020, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2020, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential purchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended June 30, 2020, we repurchased 0.2 million of our Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75.
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
Capacity to Pay Dividends. At June 30, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $46.2 million and retained earnings of $28.3 million were deemed free of restrictions at June 30, 2020.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $57.8 million for the three months ended June 30, 2020 and increased by $9.8 million for the three months ended June 30, 2019, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30,
	2020	2019	Net Change
	(Amounts in millions)
Operating income (loss)	$89.4	$(3.2)	$92.6
Amortization of films and television programs and program rights	281.2	436.6	(155.4)
Non-cash share-based compensation	14.4	9.6	4.8
Cash interest	(37.9)	(45.2)	7.3
Current income tax (provision) benefit	(1.3)	1.3	(2.6)
Other non-cash charges included in operating activities	65.9	48.9	17.0
Cash flows from operations before changes in operating assets and liabilities	411.7	448.0	(36.3)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	92.5	4.1	88.4
Investment in films and television programs and program rights	(176.5)	(401.3)	224.8
Accounts payable and accrued liabilities	(120.8)	3.0	(123.8)
Other changes in operating assets and liabilities	(125.5)	(16.5)	(109.0)
Changes in operating assets and liabilities	(330.3)	(410.7)	80.4
Net Cash Flows Provided By Operating Activities	$81.4	$37.3	$44.1
Cash flows provided by operating activities for the three months ended June 30, 2020 were $81.4 million compared to cash flows provided by operating activities of $37.3 million for the three months ended June 30, 2019. The increase in cash provided by operating activities for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is due to lower cash used from changes in operating assets and liabilities, driven by greater decreases in accounts receivable and other assets, and lower increases in investment in films and television programs and program rights, offset by greater decreases in accounts payable and accrued liabilities. The increase was partially offset by lower cash flows from operations before changes in operating assets and liabilities. In addition, cash flows provided by operating activities for the three months ended June 30, 2020 included a net use of cash of approximately $16.0 million from the monetization of accounts receivables programs, as compared to a benefit of $41.1 million for the three months ended June 30, 2019 (see Note 16 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Proceeds from the sale of other investments	$5.1	$—
Investment in equity method investees and other	(0.2)	(0.9)
Capital expenditures	(6.4)	(8.6)
Net Cash Flows Used In Investing Activities	$(1.5)	$(9.5)
Cash used in investing activities of $1.5 million for the three months ended June 30, 2020 compared to cash used in investing activities of $9.5 million for the three months ended June 30, 2019, as reflected above.

Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in millions)
Debt - borrowings	$75.0	$115.0
Debt - repayments	(92.0)	(128.2)
Net borrowings (repayments) of debt	(17.0)	(13.2)

Production loans - borrowings	46.1	29.9
Production loans - repayments	(44.1)	(34.6)
Net proceeds from (repayments of) production loans	2.0	(4.7)

Repurchase of common shares	(2.2)	—
Other financing activities	(4.9)	(0.1)
Net Cash Flows Used In Financing Activities	$(22.1)	$(18.0)
Cash flows used in financing activities of $22.1 million for the three months ended June 30, 2020 compared to cash flows used in financing activities of $18 million for the three months ended June 30, 2019. Cash flows used in financing activities for the three months ended June 30, 2020 primarily reflects net debt repayments of $17.0 million and net production loan repayments of $2.0 million.
Cash flows used in financing activities for the three months ended June 30, 2019 primarily reflects net debt repayments of $13.2 million and net production loan repayments of $4.7 million.

Debt
See Note 4 to our unaudited condensed consolidated financial statements for a discussion of our debt.
Production Loans

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2020:

	Nine Months Ending March 31,	Year Ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of June 30, 2020 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	39.4	75.0	585.0	—	—	—	699.4
Term Loan B	9.4	12.5	12.5	12.5	915.1	—	962.0
5.875% Senior Notes	—	—	—	—	518.7	—	518.7
6.375% Senior Notes	—	—	—	545.6	—	—	545.6
Film obligations and production loans(1)	173.5	164.4	37.1	9.3	3.0	1.6	388.9
Operating lease obligations	34.1	34.7	33.3	22.2	14.8	48.7	187.8
Finance lease obligations	2.2	0.9	0.9	1.0	1.0	35.6	41.6
	258.6	287.5	668.8	590.6	1,452.6	85.9	3,344.0
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	329.8	374.8	126.4	102.3	81.5	32.9	1,047.7
Interest payments(3)	106.3	141.2	139.3	120.8	77.8	35.3	620.7
Other contractual obligations	105.7	80.2	46.5	12.7	7.5	49.0	301.6
	541.8	596.2	312.2	235.8	166.8	117.2	1,970.0
Total future repayment of debt and other commitments under contractual obligations (4)	$800.4	$883.7	$981.0	$826.4	$1,619.4	$203.1	$5,314.0
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

(4)
Not included in the amounts above are $173.9 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 7 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 8 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.5 billion at June 30, 2020 (March 31, 2020 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.1 billion at June 30, 2020 (March 31, 2020 - $1.0 billion).
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 15 to our unaudited condensed consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. At June 30, 2020, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 15 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of June 30, 2020, each quarter point change in interest rates would result in a $3.7 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 2.49% to 2.99% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.4 million in additional costs capitalized to the respective film or television asset.

At June 30, 2020, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding principal value of $1,044.3 million, and an estimated fair value of $1,031.7 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $34.4 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $35.2 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2020:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	June 30, 2020
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	39.4	75.0	585.0	—	—	—	699.4	660.9
Average Interest Rate	1.91%	1.91%	1.91%	—	—	—
Term Loan B(1)	9.4	12.5	12.5	12.5	915.1	—	962.0	909.1
Average Interest Rate	2.41%	2.41%	2.41%	2.41%	2.41%	—
Production loans	21.5	113.2	18.7	—	—	—	153.4	153.4
Average Interest Rate	2.58%	2.99%	2.49%	—	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	518.7	—	518.7	499.7
Interest Rate	—	—	—	—	5.875%	—
6.375% Senior Notes	—	—	—	545.6	—	—	545.6	532.0
Interest Rate	—	—	—	6.375%	—	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	500.0	1,200.0	1,700.0	196.9
 ____________________

(1)	The effective interest rate in the table above is before the impact of interest rate swaps.

(2)
Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.923% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 15 to our unaudited condensed consolidated financial statements.

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
As of June 30, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2020.
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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the quarter ended December 31, 2019 were previously reported.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $288.1 million (or 16,608,796) of our common shares have been purchased, leaving approximately $179.9 million of authorized potential purchases. The remaining $179.9 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

The following table sets forth information with respect to Class A voting shares purchased by us during the three months ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES*
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	174,078	$5.75	174,078	$179,886,265
May 1, 2020 - May 31, 2020	—	—	—	179,886,265
June 1, 2020 - June 30, 2020	—	—	—	179,886,265
Total	174,078	$5.75	174,078	$179,886,265
* No Class B non-voting shares were purchased during the three months ended June 30, 2020.

Additionally, during the three months ended June 30, 2020, 97 Class A voting shares and 257,869 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
10.35*x	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated June 22, 2020
10.36*x	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated June 22, 2020
10.37*x	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated June 22, 2020
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 6, 2020		Title:	Duly Authorized Officer and Chief Financial Officer