Form 10-Q
period 2020-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2020-11-05
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 2, 2020
Class A Voting Common Shares, no par value per share	83,011,590 shares
Class B Non-Voting Common Shares, no par value per share	137,773,091 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2020, which risk factors are incorporated herein by reference, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report. These factors may also be increased or intensified as a result of events related to the coronavirus (COVID-19 global pandemic), including as a result of the resurgence of the COVID-19 global pandemic due to the increasing rates of infection. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$463.7	$318.2
Accounts receivable, net	376.7	522.0
Program rights	—	310.5
Other current assets	163.8	157.4
Total current assets	1,004.2	1,308.1
Investment in films and television programs and program rights, net	1,763.2	1,517.3
Property and equipment, net	94.8	140.9
Investments	32.1	40.3
Intangible assets	1,645.3	1,719.6
Goodwill	2,833.5	2,833.5
Other assets	373.4	391.5
Total assets	$7,746.5	$7,951.2
LIABILITIES
Accounts payable and accrued liabilities	$451.1	$526.9
Participations and residuals	453.0	441.9
Film obligations and production loans	309.6	353.7
Debt - short term portion	77.3	68.6
Deferred revenue	123.2	116.6
Total current liabilities	1,414.2	1,507.7
Debt	2,580.6	2,664.4
Participations and residuals	325.6	421.6
Film obligations and production loans	95.6	96.9
Other liabilities	343.8	334.9
Deferred revenue	53.5	61.3
Deferred tax liabilities	36.6	36.6
Redeemable noncontrolling interests	182.3	167.8
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 82.9 shares issued (March 31, 2020 - 83.0 shares issued)	660.8	659.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 137.6 shares issued (March 31, 2020 - 136.4 shares issued)	2,254.4	2,221.7
Retained earnings (accumulated deficit)	2.4	(16.9)
Accumulated other comprehensive loss	(205.5)	(206.0)
Total Lions Gate Entertainment Corp. shareholders' equity	2,712.1	2,658.0
Noncontrolling interests	2.2	2.0
Total equity	2,714.3	2,660.0
Total liabilities and equity	$7,746.5	$7,951.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Revenues	$745.0	$983.5	$1,558.7	$1,947.1
Expenses
Direct operating	366.8	499.4	789.8	1,067.4
Distribution and marketing	166.7	262.1	308.5	512.6
General and administration	118.8	105.9	227.8	208.5
Depreciation and amortization	49.6	50.9	97.1	91.2
Restructuring and other	13.4	7.6	16.4	13.1
Total expenses	715.3	925.9	1,439.6	1,892.8
Operating income	29.7	57.6	119.1	54.3
Interest expense	(45.7)	(48.0)	(90.2)	(97.0)
Interest and other income	0.1	2.2	1.8	5.0
Other expense	(0.7)	(3.8)	(2.3)	(6.1)
Gain (loss) on investments	(4.7)	(0.4)	0.4	(0.3)
Equity interests loss	(1.9)	(3.2)	(4.5)	(11.1)
Income (loss) before income taxes	(23.2)	4.4	24.3	(55.2)
Income tax benefit (provision)	1.5	(5.6)	0.2	(4.5)
Net income (loss)	(21.7)	(1.2)	24.5	(59.7)
Less: Net loss attributable to noncontrolling interests	3.3	3.0	8.2	7.5
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(18.4)	$1.8	$32.7	$(52.2)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.08)	$0.01	$0.15	$(0.24)
Diluted net income (loss) per common share	$(0.08)	$0.01	$0.15	$(0.24)

Weighted average number of common shares outstanding:
Basic	220.4	217.5	220.0	216.8
Diluted	220.4	219.8	220.6	216.8
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Net income (loss)	$(21.7)	$(1.2)	$24.5	$(59.7)
Foreign currency translation adjustments, net of tax	0.5	0.5	0.8	1.4
Net unrealized gain (loss) on cash flow hedges, net of tax	6.7	(20.8)	(0.3)	(66.7)
Comprehensive income (loss)	(14.5)	(21.5)	25.0	(125.0)
Less: Comprehensive loss attributable to noncontrolling interests	3.3	3.0	8.2	7.5
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(11.2)	$(18.5)	$33.2	$(117.5)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at June 30, 2020	82.9	$659.3	136.9	$2,232.4	$28.3	$(212.6)	$2,707.4	$2.1	$2,709.5
Share-based compensation, net	—	1.5	0.7	22.0	—	—	23.5	—	23.5
Net income (loss)	—	—	—	—	(18.4)	—	(18.4)	0.1	(18.3)
Other comprehensive income	—	—	—	—	—	7.1	7.1	—	7.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Balance at September 30, 2020	82.9	$660.8	137.6	$2,254.4	$2.4	$(205.5)	$2,712.1	$2.2	$2,714.3

Balance at June 30, 2019	82.6	$651.2	135.0	$2,176.9	$149.2	$(125.3)	$2,852.0	$3.0	$2,855.0
Share-based compensation, net	0.1	1.0	0.2	12.0	—	—	13.0	—	13.0
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	1.8	—	1.8	(0.2)	1.6
Other comprehensive loss	—	—	—	—	—	(20.3)	(20.3)	—	(20.3)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Balance at September 30, 2019	82.7	$652.3	135.2	$2,189.0	$143.7	$(145.6)	$2,839.4	$2.9	$2,842.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Share-based compensation, net	0.1	2.5	1.2	32.6	—	—	35.1	—	35.1
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Repurchase of common shares	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	32.7	—	32.7	0.1	32.8
Other comprehensive income	—	—	—	—	—	0.5	0.5	—	0.5
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(13.4)	—	(13.4)	—	(13.4)
Balance at September 30, 2020	82.9	$660.8	137.6	$2,254.4	$2.4	$(205.5)	$2,712.1	$2.2	$2,714.3

Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.1	0.5	—	—	0.5	—	0.5
Share-based compensation, net	0.2	2.5	0.3	19.7	—	—	22.2	—	22.2
Issuance of common shares	—	0.1	1.3	28.2	—	—	28.3	—	28.3
Noncontrolling interests		—		—	—	—	—	(0.2)	(0.2)
Net loss	—	—	—	—	(52.2)	—	(52.2)	(0.1)	(52.3)
Other comprehensive loss	—	—	—	—	—	(65.3)	(65.3)	—	(65.3)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(12.8)	—	(12.8)	—	(12.8)
Balance at September 30, 2019	82.7	$652.3	135.2	$2,189.0	$143.7	$(145.6)	$2,839.4	$2.9	$2,842.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Operating Activities:
Net income (loss)	$24.5	$(59.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97.1	91.2
Amortization of films and television programs and program rights	531.4	855.2
Amortization of debt financing costs and other non-cash interest	18.5	7.5
Non-cash share-based compensation	40.1	24.1
Other amortization	32.2	21.8
Equity interests loss	4.5	11.1
Loss (gain) on investments	(0.4)	0.3
Deferred income taxes	—	0.6
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	150.6	123.7
Investment in films and television programs and program rights, net	(467.1)	(765.1)
Accounts payable and accrued liabilities	(94.9)	(22.4)
Participations and residuals	(85.1)	(45.8)
Film obligations	(46.7)	0.6
Deferred revenue	(1.2)	(24.6)
Net Cash Flows Provided By Operating Activities	203.5	218.5
Investing Activities:
Proceeds from the sale of other investments	5.1	—
Investment in equity method investees and other	(0.2)	(4.9)
Capital expenditures	(17.1)	(16.9)
Net Cash Flows Used In Investing Activities	(12.2)	(21.8)
Financing Activities:
Debt - borrowings	75.0	302.0
Debt - repayments	(109.1)	(328.5)
Production loans - borrowings	47.8	51.8
Production loans - repayments	(44.1)	(168.2)
Interest rate swap settlement payments	(8.5)	—
Repurchase of common shares	(2.2)	—
Distributions to noncontrolling interest	(2.0)	(3.6)
Exercise of stock options	—	0.5
Tax withholding required on equity awards	(5.4)	(1.8)
Net Cash Flows Used In Financing Activities	(48.5)	(147.8)
Net Change In Cash and Cash Equivalents	142.8	48.9
Foreign Exchange Effects on Cash and Cash Equivalents	2.7	(0.6)
Cash and Cash Equivalents - Beginning Of Period	318.2	184.3
Cash and Cash Equivalents - End Of Period	$463.7	$232.6

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Combining the STARZ premium global subscription platform with world-class motion picture and television studio operations, Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) brings a unique and varied portfolio of entertainment to consumers around the world. Its film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and the largest collection of film and television franchises in the independent media space. A digital age company driven by its entrepreneurial culture and commitment to innovation, the Lionsgate brand is synonymous with bold, original, relatable entertainment for the audiences it serves worldwide.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. The balance sheet at March 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including the potential impacts arising from the COVID-19 global pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates of sales returns and other allowances and provisions for doubtful accounts; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2021
Fair Value Measurement - Changes to Disclosure Requirements: In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance eliminates the requirement that entities disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but requires public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements, among other changes. The Company adopted this guidance on April 1, 2020, with no material impact to its consolidated financial statements.

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

•Classification in balance sheet: Allows for the classification of licensed program rights as long-term assets. Previously, the Company reported a portion of these rights in current assets. After adoption, the Company now classifies licensed program rights as long-term assets. Accordingly, as of April 1, 2020, the Company has classified $310.5 million of these rights as non-current assets in the balance sheet.

•Removes capitalization constraint for episodic television: The capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues.

•Monetization strategy: Requires the determination of a titles' monetization strategy for purposes of amortization and testing impairment as follows:
◦Monetized individually - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g., theatrical revenues or sales to third-party television programmers).
◦Monetized as a film group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles, which is referred to as a "film group" in the updated guidance. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements.

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

•Impairment testing: The new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements or individually for titles monetized individually. An impairment results when the fair value of the film or film group is less than its carrying value. Under previous guidance, film and television programs accounted for under the broadcasting accounting standard (i.e., licensed product in the Company's Media Networks segment) were carried on the balance sheet at the lower of cost or net realizable value rather than fair value.

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
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 7). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Impairments by segment:
Motion Picture	$0.3	$0.1	$0.9	$1.6
Television Production	2.8	0.1	2.8	0.7
Impairments not included in segment operating results(1)	15.4	—	15.4	—
	$18.5	$0.2	$19.1	$2.3
________________________
(1)Impairments not included in segment operating results in the three and six months ended September 30, 2020 represent a charge due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

September 30, 2020
(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$395.9
Completed and not released	133.4
In progress	133.3
In development	91.0
753.6
Film Group Monetization
Released, net of accumulated amortization	$284.6
Completed and not released	—
In progress	191.4
In development	40.2
516.2
Licensed program rights, net of accumulated amortization	$493.4
Investment in films and television programs and program rights, net	$1,763.2

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three and six months ended September 30, 2020, and was included in direct operating expense in the unaudited condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2020	2020
	(Amounts in millions)
Amortization expense:
Individual monetization	$106.3	$228.8
Film group monetization	66.4	114.6
Licensed program rights	77.5	188.0
	$250.2	$531.4

Amortization of investment in film and television programs and licensed program rights for the three and six months ended September 30, 2019 was $418.6 million and $855.2 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of September 30, 2020:

	Twelve Months Ended
	June 30,
	2021	2022	2023
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$144.3	$80.3	$70.7
Film group monetization	$106.8	$53.0	$18.1
Licensed program rights	$276.9	$92.7	$54.2

Completed and not released investment in films and television programs:
Individual monetization	$103.3	n/a	n/a
Film group monetization	$—	n/a	n/a

3. Investments
The Company's investments consisted of the following:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Investments in equity method investees	$30.7	$34.3
Other investments(1)	1.4	6.0
	$32.1	$40.3
________________
(1)Includes investments in equity securities without readily determinable fair values of nil and $5.4 million at September 30, 2020 and March 31, 2020, respectively.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Current assets	$146.6	$138.3
Non-current assets	$188.0	$162.0
Current liabilities	$180.6	$167.3
Non-current liabilities	$104.6	$102.2

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Revenues	$22.3	$47.0	$46.8	$77.2
Gross profit	$7.1	$16.2	$13.8	$24.3
Net loss	$(16.1)	$(8.6)	$(33.8)	$(31.0)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Unrealized gains (losses) on equity securities held as of September 30, 2020 and 2019, respectively	$0.3	$(0.4)	$0.8	$(0.3)
Impairments of other investments(1)	(5.0)	—	(5.0)	—
Gain on sale of other investments	—	—	4.6	—
	$(4.7)	$(0.4)	$0.4	$(0.3)
________________________
(1)Impairments of other investments represents impairments of equity securities without readily determinable fair values that were written down to their estimated fair value.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	686.3	712.5
Term Loan B	958.9	965.1
5.875% Senior Notes	518.7	518.7
6.375% Senior Notes	545.6	545.6
Total corporate debt	2,709.5	2,741.9
Finance lease obligations(1)	1.0	42.4
Total debt	2,710.5	2,784.3
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(52.6)	(51.3)
Total debt, net	2,657.9	2,733.0
Less current portion	(77.3)	(68.6)
Non-current portion of debt	$2,580.6	$2,664.4
________________________
(1)During the three months ended September 30, 2020, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease (see Note 5 for further information).

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at September 30, 2020 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2020. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 1.90% as of September 30, 2020, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.40% as of September 30, 2020, before the impact of interest rate swaps).
Required Principal Payments:
•Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021 through December 31, 2022, with the balance payable at maturity.
•Term Loan B: Quarterly principal payments at a quarterly rate of 0.25%, with the balance payable at maturity.

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
Optional Prepayment:
•Revolving Credit Facility & Term Loan A: The Company may voluntarily prepay the Revolving Credit Facility and Term Loan A at any time without premium or penalty.
•Term Loan B: The Company may voluntarily prepay the Term Loan B at any time.
Security. The Senior Credit Facilities are guaranteed by the Guarantors (as defined in the Credit Agreement) and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Credit Agreement), subject to certain exceptions.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2020, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.
Potential Impact of LIBOR Transition. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.
Under the terms of the Company's Credit Agreement, in the event of the discontinuance of the LIBOR Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBOR Rate. The Company and Lenders (as defined in the Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time, and which places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBOR Rate. The Company does not anticipate that the discontinuance or modification of the LIBOR Rate will materially impact its liquidity or financial position.

5.875% Senior Notes and 6.375% Senior Notes

Interest:
•5.875% Senior Notes: Bears interest at 5.875% annually (payable semi-annually on May and November 1 of each year).
•6.375% Senior Notes: Bears interest at 6.375% annually (payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2019).

Maturity Date:
•5.875% Senior Notes: November 1, 2024.
•6.375% Senior Notes: February 1, 2024.

Optional Redemption:
•5.875% Senior Notes:
(i)Redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after November 1, 2019 - 104.406%; (ii) on or after November 1, 2020 - 102.938%; (iii) on or after November 1, 2021 - 101.439%; and (iv) on or after November 1, 2022 - 100%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•6.375% Senior Notes:
(i)Prior to February 1, 2021, the 6.375% Senior Notes are redeemable by the Company under certain circumstances (as defined in the indenture governing the 6.375% Senior Notes), in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount of the notes to be redeemed plus the Applicable Premium. The Applicable Premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess of the present value of the redemption amount at February 1, 2021 (see redemption prices below) of the notes redeemed plus interest through February 1, 2021 (discounted at the treasury rate on the redemption date plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.
(ii)On and after February 1, 2021, redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after February 1, 2021 - 103.188%; (ii) on or after February 1, 2022 - 101.594%; (iii) on or after February 1, 2023 - 100%.

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2020, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At September 30, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $24.5 million and retained earnings of $2.4 million were deemed free of restrictions from paying dividends at September 30, 2020.

5. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company also has a finance lease for a satellite transponder, and through the quarter ended June 30, 2020 the Company had classified its lease for the Starz commercial building as a finance lease. During the three months ended September 30, 2020, due to a change in the expected lease term of the Starz commercial building, the Company reassessed the lease classification of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease. As a result, the right-of-use assets and lease liabilities (including the fair value adjustment) under finance leases decreased by $42.0 million and $48.6 million, respectively, and the right-of-use assets and lease liabilities under operating leases increased by $6.0 million and $12.6 million, respectively. The Company's leases have remaining lease terms of up to approximately 10 years.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	September 30, 2020	March 31, 2020
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$134.3	136.9

Lease liabilities (current)	Accounts payable and accrued liabilities	$39.5	35.3
Lease liabilities (non-current)	Other liabilities - non-current	130.2	129.6
		$169.7	164.9
Finance Leases
Right-of-use assets	Property and equipment, net	$1.2	46.4

Lease liabilities (current)	Debt - short-term portion	$1.0	3.0
Lease liabilities (non-current)	Debt - non-current	—	39.4
		$1.0	42.4

	September 30, 2020	March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	5.5	6.1
Finance leases	0.4	21.6

Weighted average discount rate:
Operating leases	3.91%	4.10%
Finance leases	7.00%	6.40%
The expected future payments relating to the Company's operating and finance lease liabilities at September 30, 2020 are as follows:

	Operating Leases	Finance Leases
	(Amounts in millions)
Six months ending March 31, 2021	$24.8	$1.0
Year ending March 31,
2022	38.7	—
2023	37.4	—
2024	25.2	—
2025	14.9	—
Thereafter	49.0	—
Total lease payments	190.0	1.0
Less imputed interest	(20.3)	—
Total	$169.7	$1.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Film Obligations and Production Loans

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Film obligations	$250.0	$299.3
Production loans	155.3	151.4
Total film obligations and production loans	405.3	450.7
Unamortized debt issuance costs	(0.1)	(0.1)
Total film obligations and production loans, net	405.2	450.6
Less current portion	(309.6)	(353.7)
Total non-current film obligations and production loans	$95.6	$96.9
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 2.46% to 2.96% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).

7. Fair Value Measurements
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
Fair Value Hierarchy
Fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2020 and March 31, 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020			March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$1.4	$—	$1.4	$0.6	$—	$0.6
Forward exchange contracts (see Note 16)	—	0.4	0.4	—	0.6	0.6

Liabilities:
Forward exchange contracts (see Note 16)	—	(0.7)	(0.7)	—	(0.9)	(0.9)
Interest rate swaps (see Note 16)	—	(31.1)	(31.1)	—	(187.9)	(187.9)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt at September 30, 2020 and March 31, 2020:

	September 30, 2020		March 31, 2020
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Liabilities(1):
Term Loan A	$675.6	$651.9	$699.8	$637.7
Term Loan B	947.8	934.9	952.9	845.7
5.875% Senior Notes	505.4	496.7	504.0	430.5
6.375% Senior Notes	540.0	538.8	539.2	452.9
Production loans	155.2	155.2	151.3	151.3
Financing component of interest rate swaps	161.5	161.3	—	—
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at September 30, 2020 and March 31, 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Beginning balance	$167.8	$127.7
Net loss attributable to redeemable noncontrolling interests	(8.4)	(7.4)
Noncontrolling interests discount accretion	11.5	12.7
Adjustments to redemption value	13.4	12.8
Cash distributions	(2.0)	(3.4)
Ending balance	$182.3	$142.4

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

9. Revenue

The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services and, to a lesser extent, other direct-to-consumer content streaming services and other distribution revenue.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$—	$85.7	$0.3	$207.5
Home Entertainment
Digital Media	116.1	113.3	243.9	196.6
Packaged Media	33.9	65.2	73.5	121.6
Total Home Entertainment	150.0	178.5	317.4	318.2
Television	59.1	38.3	117.6	103.1
International	45.5	93.2	97.9	160.6
Other	3.0	10.1	5.1	14.2
Total Motion Picture revenues	257.6	405.8	538.3	803.6

Television Production
Television	116.7	185.5	212.6	382.3
International	47.9	39.0	94.3	95.8
Home Entertainment
Digital Media	15.9	31.7	61.8	37.5
Packaged Media	1.1	0.2	1.8	1.6
Total Home Entertainment	17.0	31.9	63.6	39.1
Other	15.6	17.6	22.4	36.6
Total Television Production revenues	197.2	274.0	392.9	553.8

Media Networks - Programming Revenues
Domestic(1)	374.1	369.6	731.3	738.9
International	14.2	4.4	24.2	7.5
	388.3	374.0	755.5	746.4

Intersegment eliminations	(98.1)	(70.3)	(128.0)	(156.7)
Total revenues	$745.0	$983.5	$1,558.7	$1,947.1
___________________
(1)Media Networks domestic revenues include revenue from the Company's Other Streaming Services product line of $13.3 million and $24.8 million, respectively, in the three and six months ended September 30, 2020 (2019 - $7.7 million and $14.1 million, respectively).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2020 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rest of Year Ending March 31, 2021	Year Ending March 31,
		2022	2023	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$752.0	$520.2	$193.6	$204.8	$1,670.6
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $63.2 million and $159.3 million, respectively, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2020, respectively, from performance obligations satisfied prior to March 31, 2020. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At September 30, 2020 and March 31, 2020, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	September 30, 2020	March 31, 2020	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$376.7	$522.0	$(145.3)
Accounts receivable, net - non-current	Other assets - non-current	37.2	53.6	(16.4)
Contract asset - current	Other assets - current(1)	23.0	18.8	4.2
Contract asset - non-current	Other assets - non-current(1)	4.9	10.5	(5.6)
Deferred revenue - current	Deferred revenue - current	123.2	116.6	6.6
Deferred revenue - non-current	Deferred revenue - non-current	53.5	61.3	(7.8)
__________________
(1)Included in prepaid expenses and other (see Note 17).

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2020	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	September 30, 2020
	(Amounts in millions)
Trade accounts receivable	$9.3	$(1.9)	$(0.1)	$7.3
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $9.6 million and $58.2 million were recognized during the three and six months ended September 30, 2020, respectively, related to the balance of deferred revenue at March 31, 2020.

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(18.4)	$1.8	$32.7	$(52.2)
Denominator:
Weighted average common shares outstanding	220.4	217.5	220.0	216.8
Basic net income (loss) per common share	$(0.08)	$0.01	$0.15	$(0.24)

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(18.4)	$1.8	$32.7	$(52.2)
Denominator:
Weighted average common shares outstanding	220.4	217.5	220.0	216.8
Effect of dilutive securities:
Share purchase options	—	0.3	—	—
Restricted share units and restricted stock	—	0.2	0.6	—
Contingently issuable shares	—	1.8	—	—
Adjusted weighted average common shares outstanding	220.4	219.8	220.6	216.8
Diluted net income (loss) per common share	$(0.08)	$0.01	$0.15	$(0.24)
As a result of the net loss in the three months ended September 30, 2020 and the six months ended September 30, 2019, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the calculation due to the net loss for the three months ended September 30, 2020 totaled 0.9 million (six months ended September 30, 2019 - 3.2 million).
Additionally, for the three and six months ended September 30, 2020 and 2019, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	28.2	31.1	28.0	30.2
Restricted share units	1.4	3.3	2.0	2.4
Other issuable shares	2.6	3.9	3.8	3.0
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	32.2	38.3	33.8	35.6

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2020 and March 31, 2020. The table below outlines common shares reserved for future issuance:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Stock options and SARs outstanding	25.6	35.7
Restricted stock and restricted share units — unvested	9.6	3.7
Common shares available for future issuance	16.4	11.5
Shares reserved for future issuance	51.6	50.9

(b) Share-based Compensation

On September 15, 2020, the Company’s shareholders approved an amendment to the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”) previously adopted by the Board of Directors of the Company to increase the maximum number of the Company’s common shares that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 10.0 million shares so that the new aggregate share limit under the 2019 Plan is 16.1 million common shares (not including shares that were originally approved for issuance under the Company’s prior stock incentive plans that have become available for issuance under the 2019 Plan pursuant to the terms of the 2019 Plan).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Compensation Expense:
Stock options	$5.0	$5.2	$9.3	$8.8
Restricted share units and other share-based compensation	14.4	8.5	23.3	13.3
Share appreciation rights	3.4	0.8	4.6	1.7
	22.8	14.5	37.2	23.8
Impact of accelerated vesting on equity awards(1)	2.8	—	2.8	0.3
Total share-based compensation expense	$25.6	$14.5	$40.0	$24.1

Tax impact(2)	(5.3)	(3.1)	(8.2)	(5.1)
Reduction in net income	$20.3	$11.4	$31.8	$19.0
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.5	$0.3	$0.9	$0.4
Distribution and marketing	0.2	0.1	0.3	0.2
General and administration	22.1	14.1	36.0	23.2
Restructuring and other	2.8	—	2.8	0.3
	$25.6	$14.5	$40.0	$24.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2020:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2020	7.2	$26.21	28.5		$19.03	—	(1)	$14.89	3.8	$14.63
Granted	—	—	3.3	(2)	$8.71	—	(1)	$9.87	7.8	$7.77
Options exercised or restricted stock or RSUs vested	—	—	—		—	—	(1)	$16.57	(1.9)	$14.04
Awards canceled in exchange program	(1.1)	$31.56	(4.1)		$26.49	—		—	—	—
Awards issued in exchange program	0.1	$7.70	0.8		$7.13	—		—	—	—
Forfeited or expired	(0.7)	$31.54	(8.4)		$16.48	—		—	(0.1)	$10.83
Outstanding at September 30, 2020	5.5	$24.19	20.1		$16.41	—	(1)	$11.10	9.6	$9.17
__________________
(1)Represents less than 0.1 million shares.
(2)During the six months ended September 30, 2020, the Company granted 2.1 million SARs.
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

(c) Share Repurchases
During the three months ended September 30, 2020, the Company did not repurchase any common shares. During the six months ended September 30, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. During the three and six months ended September 30, 2019 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential purchases.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes
The income tax benefit (provision) for the three and six months ended September 30, 2020 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
For the three and six months ended September 30, 2019, the Company determined that a small change in its estimated pretax results for the year ending March 31, 2020 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, for the three and six months ended September 30, 2019, the Company computed its tax benefit (provision) using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax benefit (provision) for the three and six months ended September 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.
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

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three and six months ended September 30, 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic, which are included in direct operating and distribution and marketing expense in the unaudited consolidated statement of operations. The following table sets forth restructuring and other and these COVID-19 related charges and the statement of operations line items they are included in for the three and six months ended September 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$8.5	$2.2	$10.6	$5.9
Accelerated vesting on equity awards (see Note 11)	2.8	—	2.8	0.3
Total severance costs	11.3	2.2	13.4	6.2
COVID-19 related costs included in restructuring and other(2)	0.3	—	0.8	—
Transaction and related costs(3)	1.8	5.4	2.2	6.9
Total Restructuring and Other	13.4	7.6	16.4	13.1

COVID-19 related charges included in:
Direct operating expense(4)	22.3	—	28.1	—
Distribution and marketing expense(4)	6.1	—	10.7	—
Total restructuring and other and COVID-19 related costs	$41.8	$7.6	$55.2	$13.1
_______________________
(1)Severance costs in the three and six months ended September 30, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three and six months ended September 30, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three and six months ended September 30, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and six months ended September 30, 2020 the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in the consolidated financial statements.

Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Severance liability
Beginning balance	$11.1	$21.2
Accruals	10.6	5.9
Severance payments	(10.8)	(18.8)
Ending balance(1)	$10.9	$8.3
_______________________
(1)As of September 30, 2020, the remaining severance liability of approximately $10.9 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Segment revenues
Motion Picture	$257.6	$405.8	$538.3	$803.6
Television Production	197.2	274.0	392.9	553.8
Media Networks	388.3	374.0	755.5	746.4
Intersegment eliminations	(98.1)	(70.3)	(128.0)	(156.7)
	$745.0	$983.5	$1,558.7	$1,947.1
Intersegment revenues
Motion Picture	$7.1	$5.7	$10.2	$10.1
Television Production	91.0	64.0	117.8	145.4
Media Networks	—	0.6	—	1.2
	$98.1	$70.3	$128.0	$156.7
Gross contribution
Motion Picture	$107.8	$76.8	$237.6	$109.7
Television Production	21.2	19.7	66.9	54.4
Media Networks	114.9	124.7	207.2	205.6
Intersegment eliminations	(2.7)	2.2	(10.4)	0.5
	$241.2	$223.4	$501.3	$370.2
Segment general and administration
Motion Picture	$24.8	$25.8	$53.6	$51.1
Television Production	11.3	7.1	22.0	16.8
Media Networks	22.0	20.1	42.5	40.4
	$58.1	$53.0	$118.1	$108.3
Segment profit
Motion Picture	$83.0	$51.0	$184.0	$58.6
Television Production	9.9	12.6	44.9	37.6
Media Networks	92.9	104.6	164.7	165.2
Intersegment eliminations	(2.7)	2.2	(10.4)	0.5
	$183.1	$170.4	$383.2	$261.9

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Company’s total segment profit	$183.1	$170.4	$383.2	$261.9
Corporate general and administrative expenses	(27.1)	(25.4)	(53.5)	(49.5)
Adjusted depreciation and amortization(1)	(12.1)	(10.2)	(22.1)	(21.1)
Restructuring and other(2)	(13.4)	(7.6)	(16.4)	(13.1)
COVID-19 related costs included in direct operating expense and distribution and marketing expense(3)	(28.4)	—	(38.8)	—
Adjusted share-based compensation expense(4)	(22.8)	(14.5)	(37.2)	(23.8)
Purchase accounting and related adjustments(5)	(49.6)	(55.1)	(96.1)	(100.1)
Operating income	29.7	57.6	119.1	54.3
Interest expense	(45.7)	(48.0)	(90.2)	(97.0)
Interest and other income	0.1	2.2	1.8	5.0
Other expense	(0.7)	(3.8)	(2.3)	(6.1)
Gain (loss) on investments	(4.7)	(0.4)	0.4	(0.3)
Equity interests loss	(1.9)	(3.2)	(4.5)	(11.1)
Income (loss) before income taxes	$(23.2)	$4.4	$24.3	$(55.2)
___________________
(1)Adjusted depreciation and amortization represents depreciation and amortization as presented on our unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Depreciation and amortization	$49.6	$50.9	$97.1	$91.2
Less: Amount included in purchase accounting and related adjustments	(37.5)	(40.7)	(75.0)	(70.1)
Adjusted depreciation and amortization	$12.1	$10.2	$22.1	$21.1
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 13).
(3)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three and six months ended September 30, 2020 the Company has incurred $28.4 million and $38.8 million, respectively, in incremental direct operating and distribution and marketing expense (see Note 13). These charges are excluded from segment operating results.
(4)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
			(Amounts in millions)
Total share-based compensation expense	$25.6	$14.5	$40.0	$24.1
Less:
Amount included in restructuring and other(i)	(2.8)	—	(2.8)	(0.3)
Adjusted share-based compensation	$22.8	$14.5	$37.2	$23.8
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.6	$1.0	$0.9	$2.5
General and administrative expense	11.5	13.4	20.2	27.5
Depreciation and amortization	37.5	40.7	75.0	70.1
	$49.6	$55.1	$96.1	$100.1

See Note 9 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2020 and 2019.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$58.1	$53.0	$118.1	$108.3
Corporate general and administrative expenses	27.1	25.4	53.5	49.5
Share-based compensation expense included in general and administrative expense	22.1	14.1	36.0	23.2
Purchase accounting and related adjustments	11.5	13.4	20.2	27.5
	$118.8	$105.9	$227.8	$208.5

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Assets
Motion Picture	$1,170.7	$1,266.9
Television Production	1,238.5	1,414.8
Media Networks	4,617.2	4,671.4
Other unallocated assets(1)	720.1	598.1
	$7,746.5	$7,951.2
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

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

Insurance Litigation

Between July 19, 2016 and August 30, 2016, seven putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware (the "Fiduciary Litigation"). On August 22, 2018, the parties to the Fiduciary Litigation reached an agreement in principle providing for the settlement of the Fiduciary Litigation on the terms and conditions set forth in an executed term sheet. On October 9, 2018, the parties to the Litigation executed a stipulation of settlement, which was filed with the court (the "Stipulation"). The Stipulation provided for, among other things, the final dismissal of the Fiduciary Litigation in exchange for a settlement payment made in the amount of $92.5 million, of which $37.8 million was reimbursed by insurance. The Fiduciary Litigation settlement was approved by the Court of Chancery of the State of Delaware and the settlement amount and insurance reimbursement discussed above were paid during the quarter ended December 31, 2018. The Company is continuing to seek additional insurance reimbursement, including pursuant to a lawsuit filed by the Company on November 7, 2018 against certain insurers.

On November 5, 2018, an insurer that entered into an agreement and contributed $10.0 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. The Company believes the lawsuit to be without merit and intends to vigorously defend it.

16. Derivative Instruments and Hedging Activities
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
As of September 30, 2020, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from September 30, 2020):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2020
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£3.8	in exchange for	$5.1	£0.81
Hungarian Forint	HUF 274.1	in exchange for	$1.0	HUF 281.68
Euro	€1.0	in exchange for	$1.2	€0.80
Canadian Dollar	C$2.8	in exchange for	$2.0	C$1.42
Croatian Kuna	HRK2.5	in exchange for	$0.4	HRK6.32

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

As of March 31, 2020, the Company had the following pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 4 and Note 6):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
Total	$1,700.0

During the three and six months ended September 30, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements. These transactions effectively replaced $1.4 billion ($200.0 million in the three months ended September 30, 2020), of the interest rate swaps presented in the table above, and resulted in an extension of the maturity date on an aggregate of $1.4 billion of the Company's interest rate swaps by an additional 2 to 5 years, subject to mandatory early termination dates, and a decrease of the weighted average fixed pay rate from 2.870% to 2.250% per annum.

These interest rate swap transactions consisted of the following in the six months ended September 30, 2020: (i) $1.4 billion of the interest rate swaps presented in the table above were de-designated as cash flow hedges, (ii) the Company entered into $1.4 billion of pay-variable receive-fixed interest rate swaps which are designed to offset the terms of the $1.4 billion of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into $1.4 billion of new pay-fixed interest rate swaps with extended maturities. These new pay-fixed interest rate swaps are considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flows hedge (see discussion of cash flow presentation below).

Key terms of the new offsetting pay-variable receive-fixed interest rate swaps outstanding at September 30, 2020 are presented below (not designated as hedges):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount (in millions)	Fixed Rate Received	Maturity Date
May 19, 2020	$700.0	2.915%	March 24, 2025
May 19, 2020	$300.0	2.885%	March 23, 2025
May 19, 2020	$50.0	2.744%	March 23, 2025
June 15, 2020	$100.0	2.808%	March 23, 2025
June 15, 2020	$50.0	2.728%	March 23, 2025
August 14, 2020	$200.0	2.723%	March 23, 2025
Total	$1,400.0

Key terms of the new designated cash flow hedge pay-fixed interest rate swaps outstanding at September 30, 2020 are presented below:

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date(1)
May 19, 2020	$700.0	1.923%	March 23, 2030
May 19, 2020	$350.0	2.531%	March 23, 2027
June 15, 2020	$150.0	2.343%	March 23, 2027
August 14, 2020	$200.0	1.840%	March 23, 2030
Total	$1,400.0
__________________
(1)Subject to a mandatory early termination date of March 23, 2025.

At the time of the de-designation of the above $1.4 billion in interest rate swaps, there was approximately $163.0 million of unrealized losses recorded in accumulated other comprehensive income (loss). This amount will be amortized to interest expense through the remaining term of the original de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $1.4 billion of interest rate swaps de-designated as cash flow hedges and the $1.4 billion of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense, which are expected to nearly offset each other.

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

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statement of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Loss recognized in accumulated other comprehensive loss	$(0.4)	$0.4	$(0.6)	$1.6
Gain (loss) reclassified from accumulated other comprehensive loss into direct operating expense	$—	$0.4	$(0.1)	$1.6
Interest rate swaps
Loss recognized in accumulated other comprehensive loss	$(10.5)	$(23.6)	$(28.2)	$(71.1)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(9.6)	$(2.7)	$(17.0)	$(4.4)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$—	$0.3	$—
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.0)	$—	$(11.4)	$—

Total direct operating expense on consolidated statements of operations	$366.8	$499.4	$789.8	$1,067.4
Total interest expense on consolidated statements of operations	$45.7	$48.0	$90.2	$97.0

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 7). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. The gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $161.3 million and $276.4 million, respectively, resulting in a net liability recorded in other liabilities - non-current of $115.1 million as of September 30, 2020.
As of September 30, 2020 and March 31, 2020, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.4	$0.7	$—
Interest rate swaps	—	—	36.0
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	—	156.6
Fair value of derivatives	$0.4	$0.7	$192.6
________________
(1)Includes $161.5 million representing the financing element of certain hybrid instruments, which is offset by the new pay-variable receive-fixed interest rate swaps outstanding at September 30, 2020.

	March 31, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.6	$0.5	$—
Interest rate swaps	—	—	187.9
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	0.4	—
Fair value of derivatives	$0.6	$0.9	187.9

As of September 30, 2020, based on the current release schedule, the Company estimates approximately $1.2 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending September 30, 2021.
As of September 30, 2020, the Company estimates approximately $44.4 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$69.8	$65.7
Product inventory(1)	17.3	13.4
Tax credits receivable	76.7	78.3
	$163.8	$157.4
Other non-current assets
Prepaid expenses and other	$23.8	$34.3
Accounts receivable	37.2	53.6
Tax credits receivable	178.1	166.7
Operating lease right-of-use assets	134.3	136.9
	$373.4	$391.5
___________________
(1)Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2020 and 2019.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$341.8	$455.9	$655.0	$830.4
Net cash proceeds received	341.2	452.1	652.9	824.3
Loss recorded related to transfers of receivables	0.6	3.8	2.1	6.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $540.3 million (March 31, 2020 - $529.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $52.9 million as of September 30, 2020 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and six months ended September 30, 2020:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2020	2020
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$33.7	$86.0
Less amounts from collections reinvested under revolving agreement	(33.7)	(75.0)
Proceeds from new transfers	—	11.0
Collections not reinvested and remitted or to be remitted	(3.9)	(14.3)
Net cash proceeds received	$(3.9)	$(3.3)

Carrying value of receivables transferred and derecognized (1)	$33.5	$85.5
Obligations recorded	$0.2	$0.6
Loss recorded related to transfers of receivables	$—	$0.2
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At September 30, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $89.2 million.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2020	$(18.8)	$(187.2)	$(206.0)
Other comprehensive income (loss)	0.8	(0.3)	0.5
September 30, 2020	$(18.0)	$(187.5)	$(205.5)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of September 30, 2020 or March 31, 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Significant non-cash transactions during the quarter include certain interest rate swap agreements, which are discussed in Note 16, "Derivative Instruments and Hedging Activities".

The supplemental schedule of non-cash investing and financing activities is presented below:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Non-cash investing activities:
Decrease in finance lease right-of-use asset due to a reassessment event	$(42.0)	$—
Common shares related to business acquisitions	$—	$28.1

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event	$(48.6)	$—

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10.4	$2.1
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$6.0	$—
Operating leases - increase in lease liability	$12.6	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Combining the STARZ premium global subscription platform with world-class motion picture and television studio operations, Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) brings a unique and varied portfolio of entertainment to consumers around the world. Its film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and the largest collection of film and television franchises in the independent media space. A digital age company driven by its entrepreneurial culture and commitment to innovation, the Lionsgate brand is synonymous with bold, original, relatable entertainment for the audiences it serves worldwide. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
Impact of COVID-19

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We continue to experience delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun production on a number of film and television series this quarter, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to new health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein.

Conversely, television and streaming consumption around the globe continues to increase, as well as home entertainment demand. STARZ continues to achieve an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic. We continue, however, to adapt to these new circumstances. For instance, we have changed the release strategies of several of our theatrical films by releasing solely and/or earlier on streaming platforms, initially releasing in the premium video-on-demand ("Premium VOD") market, or by licensing directly to streaming platforms. We have also begun and completed post-production of a number of our television series and continue the development of film properties and television series.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and six months ended September 30, 2020 we have incurred $28.7 million and $39.6 million, respectively, in incremental costs which were expensed in the period. These costs include $22.3 million and $28.1 million, respectively, reflected in direct operating expense, which include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In addition, these costs include $6.1 million and $10.7 million, respectively, reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.3 million and $0.8 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during this period. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements. See further discussion in the Results of Operations section below.

The economic impact of the COVID-19 global pandemic and resulting societal changes will depend on numerous evolving factors that cannot be predicted with certainty. There are a number of ways in which these uncertainties resulting from the COVID-19 global pandemic have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses discussed in the previous paragraph, lower revenues from the closure of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production and delivery or release; and while STARZ has experienced an increase in viewership of its content, future growth could be impacted by the timing of when productions will fully resume, and whether productions that have resumed will be paused again.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2020 and 2019.
Motion Picture
Our Motion Picture segment includes revenues derived from the following:
•Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.
•Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets.
•International. International revenues are derived from (1) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; and (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.
•Other. Other revenues are derived from, among others, the licensing of our film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets.
Television Production
Our Television Production segment includes revenues derived from the following.
•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to subscription-video-on-demand ("SVOD") platforms in which the initial license of a television series is to an SVOD platform.
•International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.
•Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions earned and executive producer fees related to talent management.
Media Networks
Our Media Networks segment includes revenues derived from the following:
•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through our over-the-top ("OTT") service, U.S. multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) pursuant to affiliation agreements, and on a direct-to-consumer basis through our Starz App.
•STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services internationally.
•Other Streaming Services. Other Streaming Services revenues are derived primarily from our majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue.
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

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. In addition, the evolving and uncertain nature of the COVID-19 global pandemic could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 27, 2020.
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
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 7 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Goodwill and Indefinite-Lived Intangibles. At September 30, 2020, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at September 30, 2020, were Motion Picture (goodwill of $394 million),

Media Networks (goodwill of $2.04 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the three and six months ended September 30, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment test, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content, and the timing of when remaining production can resume and remaining theaters can re-open; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and our motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
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
During the three and six months ended September 30, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our impairment assessment of our indefinite-lived trade names, or that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At September 30, 2020, the carrying value of our finite-lived intangible assets was approximately $1.40 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.38 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the quarter ended June 30, 2019, we amortized the Starz Traditional Affiliate customer relationships on a straight-line basis over 17 years.
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
During the three and six months ended September 30, 2020, there were no events or circumstances that have changed that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.

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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.5 million and $1.0 million on our total revenue in the three and six months ended September 30, 2020, respectively (2019 - $0.9 million and $1.7 million, respectively).
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
When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the quarter ended September 30, 2019, we calculate the income tax benefit (provision) using the cut-off method.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state jurisdictions have enacted legislation to comply with federal changes and some foreign jurisdictions have enacted similar tax incentive legislation. The impact of the CARES Act to our current and deferred income tax expense as of September 30, 2020 was immaterial, however we are continuing to analyze the impact of these tax law changes to future periods.

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
We regularly review our investments for impairment, including when the carrying value of an investment exceeds its market value and whether the decline in value is other-than-temporary. For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, we evaluate information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. As of September 30, 2020, our investments included investments in equity method investees of $30.7 million, and other investments of $1.4 million.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$257.6	$405.8	$(148.2)	(36.5)%
Television Production	197.2	274.0	(76.8)	(28.0)%
Media Networks	388.3	374.0	14.3	3.8%
Intersegment eliminations	(98.1)	(70.3)	(27.8)	39.5%
Total revenues	745.0	983.5	(238.5)	(24.3)%
Expenses:
Direct operating	366.8	499.4	(132.6)	(26.6)%
Distribution and marketing	166.7	262.1	(95.4)	(36.4)%
General and administration	118.8	105.9	12.9	12.2%
Depreciation and amortization	49.6	50.9	(1.3)	(2.6)%
Restructuring and other	13.4	7.6	5.8	76.3%
Total expenses	715.3	925.9	(210.6)	(22.7)%
Operating income	29.7	57.6	(27.9)	(48.4)%
Interest expense	(45.7)	(48.0)	2.3	(4.8)%
Interest and other income	0.1	2.2	(2.1)	(95.5)%
Other expense	(0.7)	(3.8)	3.1	(81.6)%
Loss on investments	(4.7)	(0.4)	(4.3)	nm
Equity interests loss	(1.9)	(3.2)	1.3	(40.6)%
Income (loss) before income taxes	(23.2)	4.4	(27.6)	nm
Income tax benefit (provision)	1.5	(5.6)	7.1	(126.8)%
Net loss	(21.7)	(1.2)	(20.5)	nm
Less: Net loss attributable to noncontrolling interest	3.3	3.0	0.3	10.0%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(18.4)	$1.8	$(20.2)	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased in the three months ended September 30, 2020 primarily due to decreases in Motion Picture and Television Production revenues, which were negatively impacted by the COVID-19 global pandemic, partially offset by increased Media Networks revenues. Intersegment eliminations increased in the quarter (primarily related to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
With theaters closed during the quarter due to circumstances associated with the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical and international revenue. The decrease was also, to a lesser extent, due to lower home entertainment revenue due to fewer home entertainment releases in the quarter, and lower other revenue. These decreases were partially offset by increased television revenue.
Television Production revenue decreased due to lower domestic television revenue with fewer television episodes delivered, largely because of the pausing of productions associated with the COVID-19 global pandemic. The decrease was also, to a lesser extent, due to lower home entertainment revenue. These decreases were partially offset by an increase in international revenue.
The increase in Media Networks revenue was due to increased revenue across STARZPLAY International and Other Streaming Services, partially offset by a decrease from Starz Networks. See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$108.6	42.2%	$182.7	45.0%	$(74.1)	(40.6)%
Television Production	168.6	85.5	245.5	89.6	(76.9)	(31.3)%
Media Networks	161.5	41.6	142.4	38.1	19.1	13.4%
COVID-19 related costs	22.3	nm	—	nm	22.3	n/a
Other	1.2	nm	1.3	nm	(0.1)	(7.7)%
Intersegment eliminations	(95.4)	nm	(72.5)	nm	(22.9)	31.6%
	$366.8	49.2%	$499.4	50.8%	$(132.6)	(26.6)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended September 30, 2020, primarily due to lower Motion Picture and Television Production revenue. These decreases were partially offset by an increase from Media Networks and COVID-19 related costs (as further described below). The increase in Media Networks direct operating expense was due to a benefit in the prior year's quarter at Starz Networks of $43.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, which was offset by lower programming amortization at Starz Networks and STARZPLAY International in the current year's quarter. In addition, intersegment eliminations increased in the quarter, primarily related to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Costs. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended September 30, 2020 we have incurred $22.3 million in incremental costs which were expensed in the period which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$41.2	$146.3	$(105.1)	(71.8)%
Television Production	7.4	8.8	(1.4)	(15.9)%
Media Networks	111.9	106.9	5.0	4.7%
COVID-19 related costs	6.1	—	6.1	n/a
Other	0.1	0.1	—	—%
	$166.7	$262.1	$(95.4)	(36.4)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$—	$95.2	$(95.2)	(100.0)%

Distribution and marketing expenses decreased in the three months ended September 30, 2020, primarily due to a decrease in Motion Picture theatrical P&A, partially offset by slightly increased Media Networks distribution and marketing expense and COVID-19 related costs (as further described below). The decrease in Motion Picture theatrical P&A was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The slight increase in Media Networks distribution and marketing expense was driven by an increase at STARZPLAY International, offset by decreases at Starz Networks and Other Streaming Services. See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended September 30, 2020 we have incurred $6.1 million in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$24.8		$25.8		$(1.0)	(3.9)%
Television Production	11.3		7.1		4.2	59.2%
Media Networks	22.0		20.1		1.9	9.5%
Corporate	27.1		25.4		1.7	6.7%
	85.2	11.4%	78.4	8.0%	6.8	8.7%
Share-based compensation expense	22.1		14.1		8.0	56.7%
Purchase accounting and related adjustments	11.5		13.4		(1.9)	(14.2)%
Total general and administrative expenses	$118.8	15.9%	$105.9	11.0%	$12.9	12.2%

General and administrative expenses increased in the three months ended September 30, 2020, resulting from increases in Television Production, Media Networks and Corporate general and administrative expenses and an increase in share-based compensation expense, partially offset by decreased Motion Picture general and administrative expenses and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $1.7 million, or 6.7%, primarily due to an increase in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 is primarily due to an increase in the number of share-based payment awards incurring expense in the current quarter as compared to the prior year's quarter. Additionally, the increase in share-based compensation expense is due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$22.1	$14.1
Restructuring and other(1)	2.8	—
Direct operating expense	0.5	0.3
Distribution and marketing expense	0.2	0.1
Total share-based compensation expense	$25.6	$14.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $1.9 million, or 14.2%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $49.6 million in the three months ended September 30, 2020 decreased $1.3 million, from $50.9 million in the three months ended September 30, 2019.

Restructuring and Other. Restructuring and other increased $5.8 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2020 and 2019 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$8.5	$2.2	$6.3	286.4%
Accelerated vesting on equity awards (see Note 11)	2.8	—	2.8	n/a
Total severance costs	11.3	2.2	9.1	413.6%
COVID-19 related costs(2)	0.3	—	0.3	n/a
Transaction and related costs(3)	1.8	5.4	(3.6)	(66.7)%
	$13.4	$7.6	$5.8	76.3%
_______________________
(1)Severance costs in the three months ended September 30, 2020 and 2019 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.
(2)During the three months ended September 30, 2020, the Company has incurred certain costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended September 30, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $45.7 million for the three months ended September 30, 2020 decreased $2.3 million, from $48.0 million in the three months ended September 30, 2019, due to lower interest expense on the term loans partially offset by an increase in amortization of debt financing costs and other non-cash interest. The decrease in interest expense on the term loans is primarily due to reductions of the outstanding principal amounts from required and voluntary principal payments since the prior year's quarter ended September 30, 2019, and the lower LIBOR rate in the current quarter. The increase in amortization of debt financing costs and other non-cash interest is due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$1.0	$1.6
Term loans	9.4	20.2
5.875% Senior Notes	7.6	7.6
6.375% Senior Notes	8.8	8.7
Other(1)	6.9	6.2
	33.7	44.3
Amortization of debt financing costs and other non-cash interest(2)	12.0	3.7
Total interest expense	$45.7	$48.0
_______________________

(1)Amounts include payments associated with the Company's interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $0.7 million for the three months ended September 30, 2020 compared to other expense of $3.8 million for the three months ended September 30, 2019, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Investments. Loss on investments of $4.7 million for the three months ended September 30, 2020 represented impairments of equity securities without readily determinable fair values that were written down to their estimated fair value, partially offset by unrealized gains on equity securities. This compared to loss on investments of $0.4 million for the three months ended September 30, 2019, which represented losses on equity securities.
Equity Interests Loss. Equity interests loss of $1.9 million in the three months ended September 30, 2020 compared to equity interests loss of $3.2 million in the three months ended September 30, 2019.

Income Tax Benefit (Provision). We had an income tax benefit of $1.5 million in the three months ended September 30, 2020, compared to an income tax provision of $5.6 million in the three months ended September 30, 2019. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax benefit for the three months ended September 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2020 was $18.4 million, or basic and diluted net loss per common share of $0.08 on 220.4 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended September 30, 2019 of $1.8 million, or basic net income per common share of $0.01 on 217.5 million weighted average common shares outstanding and diluted net income per common share of $0.01 on 219.8 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain costs related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 14 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$257.6	$405.8	$(148.2)	(36.5)%
Expenses:
Direct operating expense	108.6	182.7	(74.1)	(40.6)%
Distribution & marketing expense	41.2	146.3	(105.1)	(71.8)%
Gross contribution	107.8	76.8	31.0	40.4%
General and administrative expenses	24.8	25.8	(1.0)	(3.9)%
Segment profit	$83.0	$51.0	$32.0	62.7%

U.S. theatrical P&A expense included in distribution and marketing expense	$—	$95.2	$(95.2)	(100.0)%

Direct operating expense as a percentage of revenue	42.2%	45.0%

Gross contribution as a percentage of revenue	41.8%	18.9%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$—	$—	$—	$79.7	$6.0	$85.7	$(85.7)
Home Entertainment
Digital Media	55.6	60.5	116.1	72.9	40.4	113.3	2.8
Packaged Media	16.0	17.9	33.9	43.5	21.7	65.2	(31.3)
Total Home Entertainment	71.6	78.4	150.0	116.4	62.1	178.5	(28.5)
Television	47.1	12.0	59.1	29.7	8.6	38.3	20.8
International	27.8	17.7	45.5	73.1	20.1	93.2	(47.7)
Other	2.1	0.9	3.0	9.5	0.6	10.1	(7.1)
	$148.6	$109.0	$257.6	$308.4	$97.4	$405.8	$(148.2)
____________________
(1)Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.
(2)Other Film: Includes direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
With theaters closed during the quarter due to circumstances associated with the COVID-19 global pandemic, theatrical revenue decreased $85.7 million, or 100.0%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The prior year's quarter included significant revenue from Scary Stories to Tell in the Dark, Angel Has Fallen and Rambo: Last Blood.

Home entertainment revenue decreased $28.5 million, or 16.0%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease of $44.8 million from our Feature Films as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate, partially offset by digital media revenues from Antebellum due to a change in initial release strategy from theatrical release to Premium VOD due to circumstances associated with the COVID-19 global pandemic. In addition, the prior year's quarter included significant revenue from John Wick: Chapter 3 - Parabellum. This decrease from our Feature Films was offset by an increase of $16.3 million from Other Film from digital media revenue in the current quarter for The Secret: Dare to Dream and Force of Nature.
Television revenue increased $20.8 million, or 54.3%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to increased revenue from our Feature Films from our fiscal 2020 theatrical slate with television windows opening in the current quarter as compared to revenue from our Feature Films from our fiscal 2019 theatrical slate in the prior year's quarter.
International revenue decreased $47.7 million, or 51.2%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 due to lower revenue from our fiscal 2021 theatrical slate in the current quarter, which had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our fiscal 2020 theatrical slate in the prior year's quarter, which included significant revenue from John Wick: Chapter 3 - Parabellum.
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
Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In particular, the decrease was impacted by the lower amortization rate of the fiscal 2019 and prior theatrical slate titles generating revenue in the current quarter as compared to the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense for the quarter were $0.3 million in the three months ended September 30, 2020, as compared to $0.1 million in the three months ended September 30, 2019.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended September 30, 2020 is due to lower theatrical P&A expense associated with the closure of theaters during the quarter due to circumstances associated with the COVID-19 global pandemic, partially offset by distribution and marketing expense associated with the Premium VOD release of Antebellum. In the three months ended September 30, 2019, approximately $20.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Knives Out, Jexi, Midway, I Still Believe, and Bombshell, with no comparable expense in the Motion Picture segment in the current quarter.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2020 increased as compared to the three months ended September 30, 2019, primarily due to lower Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, and to a lesser extent, lower Motion Picture direct operating expense as a percentage of Motion Picture revenue.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $1.0 million, or 3.9%, primarily due to decreases in rent and facility costs.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$197.2	$274.0	$(76.8)	(28.0)%
Expenses:
Direct operating expense	168.6	245.5	(76.9)	(31.3)%
Distribution & marketing expense	7.4	8.8	(1.4)	(15.9)%
Gross contribution	21.2	19.7	1.5	7.6%
General and administrative expenses	11.3	7.1	4.2	59.2%
Segment profit	$9.9	$12.6	$(2.7)	(21.4)%

Direct operating expense as a percentage of revenue	85.5%	89.6%

Gross contribution as a percentage of revenue	10.8%	7.2%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$116.7	$185.5	$(68.8)	(37.1)%
International	47.9	39.0	8.9	22.8%
Home Entertainment
Digital	15.9	31.7	(15.8)	(49.8)%
Packaged Media	1.1	0.2	0.9	nm
Total Home Entertainment	17.0	31.9	(14.9)	(46.7)%
Other	15.6	17.6	(2.0)	(11.4)%
	$197.2	$274.0	$(76.8)	(28.0)%
________________________
nm - Percentage not meaningful.

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to fewer television episodes delivered, and decreased revenue from reality television series, both of which were negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in the current quarter. These decreases were offset by a slight increase in intersegment revenues from the licensing of Starz original series.
International revenue in the three months ended September 30, 2020 increased $8.9 million, or 22.8%, primarily driven by intersegment revenue from STARZPLAY International in the current quarter from the Starz original series Power Book II: Ghost, P-Valley Season 1, and The Spanish Princess Season 2, which compared to revenue in the prior year's quarter from Mythic Quest Season 1, and intersegment revenue from STARZPLAY International from the Starz original series The Rook Season 1 and Sweetbitter Season 2.
Home entertainment revenue in the three months ended September 30, 2020 decreased $14.9 million due to significant digital media revenue in the prior year's quarter for Power Season 5.
Other revenue decreased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Revenue of 3 Arts Entertainment was negatively impacted in the three months ended September 30, 2020 as a result of the COVID-19 global pandemic related disruptions. The extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases returning to pre COVID-19 levels.
We expect that Television Production segment revenues will decrease in fiscal 2021 as compared to fiscal 2020 due to delays in domestic and international distribution and production as a result of paused productions throughout the U.S., Canada, and worldwide due to circumstances associated with the COVID-19 global pandemic. The extent of the impact of the COVID-19 global pandemic related disruptions on Television Production revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2020 decreased $76.9 million, or 31.3%. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, due to the COVID-19 global pandemic related disruptions, the current quarter included fewer deliveries of new shows in which direct operating expense is typically higher as a percentage of revenue.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2020 increased as compared to the three months ended September 30, 2019, due to lower direct operating expenses as a percentage of television production revenue, partially offset by lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $4.2 million, or 59.2%, primarily due to increases in salaries and related expenses and incentive compensation.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$388.3	$374.0	$14.3	3.8%
Expenses:
Direct operating expense	161.5	142.4	19.1	13.4%
Distribution & marketing expense	111.9	106.9	5.0	4.7%
Gross contribution	114.9	124.7	(9.8)	(7.9)%
General and administrative expenses	22.0	20.1	1.9	9.5%
Segment profit	$92.9	$104.6	$(11.7)	(11.2)%

Direct operating expense as a percentage of revenue	41.6%	38.1%

Gross contribution as a percentage of revenue	29.6%	33.3%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$360.8	$14.2	$13.3	$388.3	$361.9	$4.4	$7.7	$374.0
Expenses:
Direct operating expense	140.2	18.9	2.4	161.5	115.3	25.9	1.2	142.4
Distribution & marketing expense	89.1	14.1	8.7	111.9	91.5	6.4	9.0	106.9
Gross contribution	131.5	(18.8)	2.2	114.9	155.1	(27.9)	(2.5)	124.7
General and administrative expenses	16.4	4.3	1.3	22.0	14.8	3.8	1.5	20.1
Segment profit	$115.1	$(23.1)	$0.9	$92.9	$140.3	$(31.7)	$(4.0)	$104.6

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

The pro forma subscriber data as of September 30, 2019 reflects the number of subscribers as of September 30, 2019, adjusted to remove the estimated number of subscribers to MVPD video packages or MVPD bundles that include the Starz service for distributors who dropped or removed Starz from these highly distributed MVPD video packages or MVPD bundles. This is a key metric to show prior period subscribers on a comparable basis to September 30, 2020 quarter-end subscribers. An MVPD video package is an offering by our distributors to its customers of multiple distinct video networks or services for a single recurring price where there is no distinction of price on any one specific network. An MVPD bundle is an offering by our distributors to its customers of two or more distinct MVPD services, such as video, internet and phone, sold on a subscription basis to a consumer or subscriber for a single price, and may include additional premium channels, like STARZ, to promote the bundle offering.

			Pro Forma
	September 30,	September 30,	September 30,
	2020	2019	2019
	(Amounts in millions)
Domestic Subscribers
STARZ	20.7	24.7	18.0
Other Streaming Services(1)	0.8	0.5	0.5
	21.5	25.2	18.5
International Subscribers
STARZPLAY International	3.8	2.3	2.3
STARZPLAY Arabia(2)	1.8	1.2	1.2
	5.6	3.5	3.5
Total Domestic and International Subscribers	27.1	28.7	22.0

Subscribers by Platform:
Linear Subscribers	13.4	21.0	14.3
OTT Subscribers(3)	13.7	7.7	7.7
Total Global Subscribers	27.1	28.7	22.0
___________________
(1)Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The increase in Media Networks' revenue was driven by increased STARZPLAY International revenue of $9.8 million and increased revenue from Other Streaming Services of $5.6 million due to subscriber growth, which was partially offset by decreased Starz Networks' revenue of $1.1 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2019. Starz Networks' revenue decreased as a result of declines in revenue from traditional linear services, which was mostly offset by higher OTT revenue resulting from increased subscriptions.
As a result of events related to the COVID-19 global pandemic, television and streaming consumption around the globe continues to increase, as well as home entertainment demand. STARZ continues to achieve an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.
During the three months ended September 30, 2020 and 2019, the following original series premiered on STARZ:

Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
P-Valley Season 1	Sweetbitter Season 2
Power Book II: Ghost	Power Season 6
Power Confidential Season 1

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
The increase in Media Networks direct operating expenses is due to higher direct operating expenses at Starz Networks, and to a lesser extent, Other Streaming Services, partially offset by lower direct operating expense at STARZPLAY International in the three months ended September 30, 2020. The increase in Starz Networks direct operating expense was primarily due to a benefit in the prior year's quarter of $43.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, partially offset by lower programming amortization and development expense related to our Starz Originals due to fewer series premieres in the current year's quarter. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming cost in the three months ended September 30, 2019 and other quarters prior to the current quarter, which reduced the cost being amortized in the current quarter.
The increase in Media Networks distribution and marketing expense is due to an increase at STARZPLAY International, partially offset by lower distribution and marketing expense at Starz Networks and Other Streaming Services. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories previously launched, and additional territories launched since September 30, 2019. Starz Networks' distribution and marketing expense decreased due to decreased marketing spend primarily due to fewer Starz Original series premieres during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Gross Contribution. Gross contribution of the Media Networks segment for the three months ended September 30, 2020 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories. The decrease in gross contribution of the Media Networks segment compared to the prior year's quarter was due to a decrease at Starz Networks primarily due to the benefit in direct operating expense in the prior year's quarter as discussed above, which was partially offset by lower negative contributions from STARZPLAY International and increased contributions from Other Streaming Services.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2020 increased slightly from the prior year's quarter, driven by increased general and administrative expenses for Starz Networks and STARZPLAY International, partially offset by a slight decrease in Other Streaming Services.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$538.3	$803.6	$(265.3)	(33.0)%
Television Production	392.9	553.8	(160.9)	(29.1)%
Media Networks	755.5	746.4	9.1	1.2%
Intersegment eliminations	(128.0)	(156.7)	28.7	(18.3)%
Total revenues	1,558.7	1,947.1	(388.4)	(19.9)%
Expenses:
Direct operating	789.8	1,067.4	(277.6)	(26.0)%
Distribution and marketing	308.5	512.6	(204.1)	(39.8)%
General and administration	227.8	208.5	19.3	9.3%
Depreciation and amortization	97.1	91.2	5.9	6.5%
Restructuring and other	16.4	13.1	3.3	25.2%
Total expenses	1,439.6	1,892.8	(453.2)	(23.9)%
Operating income	119.1	54.3	64.8	119.3%
Interest expense	(90.2)	(97.0)	6.8	(7.0)%
Interest and other income	1.8	5.0	(3.2)	(64.0)%
Other expense	(2.3)	(6.1)	3.8	(62.3)%
Gain (loss) on investments	0.4	(0.3)	0.7	nm
Equity interests loss	(4.5)	(11.1)	6.6	(59.5)%
Income (loss) before income taxes	24.3	(55.2)	79.5	(144.0)%
Income tax benefit (provision)	0.2	(4.5)	4.7	(104.4)%
Net income (loss)	24.5	(59.7)	84.2	(141.0)%
Less: Net loss attributable to noncontrolling interest	8.2	7.5	0.7	9.3%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$32.7	$(52.2)	$84.9	(162.6)%

_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues decreased in the six months ended September 30, 2020, primarily due to decreases in Motion Picture and Television Production revenues, which were negatively impacted by the COVID-19 global pandemic, partially offset by increased Media Networks revenues and lower intersegment eliminations associated with lower Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
With theaters closed during the period due to circumstances associated with the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical and international revenue, and to a lesser extent, lower home entertainment packaged media revenue due to fewer home entertainment releases in the period, and lower other revenue, partially offset by increased television revenue.
Television Production revenue decreased due to lower domestic television revenue with fewer television episodes delivered, largely because of the pausing of productions associated with the COVID-19 global pandemic, and to a lesser extent, due to lower other revenue. These decreases were partially offset by an increase in home entertainment revenue.
The increase in Media Networks revenue was due to increased revenue across STARZPLAY International and Other Streaming Services, partially offset by decreased revenue at Starz Networks. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$236.4	43.9%	$402.1	50.0%	$(165.7)	(41.2)%
Television Production	311.7	79.3	482.6	87.1	(170.9)	(35.4)%
Media Networks	329.4	43.6	337.0	45.2	(7.6)	(2.3)%
COVID-19 related costs	28.0	nm	—	nm	28.0	n/a
Other	1.9	nm	2.9	nm	(1.0)	(34.5)%
Intersegment eliminations	(117.6)	nm	(157.2)	nm	39.6	(25.2)%
	$789.8	50.7%	$1,067.4	54.8%	$(277.6)	(26.0)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the six months ended September 30, 2020 primarily due to lower Motion Picture and Television Production revenue. The decrease was also, to a lesser extent, due to a decrease from Media Networks due to lower programming amortization at STARZPLAY International and Starz Networks, which was partially offset by a benefit in the prior year's period of $36.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates. The decrease in Television Production direct operating expense was partially offset by the decrease in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. These decreases were partially offset by COVID-19 related costs (as further described below). See further discussion in the Segment Results of Operations section below.

COVID-19 Related Costs. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the six months ended September 30, 2020 we have incurred $28.0 million in incremental costs which were expensed in the period which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$64.3	$291.8	$(227.5)	(78.0)%
Television Production	14.3	16.8	(2.5)	(14.9)%
Media Networks	218.9	203.8	15.1	7.4%
COVID-19 related costs	10.7	—	10.7	n/a
Other	0.3	0.2	0.1	50.0%
	$308.5	$512.6	$(204.1)	(39.8)%

U.S. theatrical P&A expense included in Motion Picture distribution and marketing expense	$—	$197.2	$(197.2)	(100.0)%

Distribution and marketing expenses decreased in the six months ended September 30, 2020, primarily due to a decrease in Motion Picture theatrical P&A, partially offset by increased Media Networks distribution and marketing expense and COVID-19 related costs (as further described below). The decrease in Motion Picture theatrical P&A was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The increase in Media Networks distribution and marketing expense was driven by increases at STARZPLAY International and Other Streaming Services, partially offset by lower distribution and marketing expense at Starz Networks. See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the six months ended September 30, 2020 we have incurred $10.7 million in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$53.6		$51.1		$2.5	4.9%
Television Production	22.0		16.8		5.2	31.0%
Media Networks	42.5		40.4		2.1	5.2%
Corporate	53.5		49.5		4.0	8.1%
	171.6	11.0%	157.8	8.1%	13.8	8.7%
Share-based compensation expense	36.0		23.2		12.8	55.2%
Purchase accounting and related adjustments	20.2		27.5		(7.3)	(26.5)%
Total general and administrative expenses	$227.8	14.6%	$208.5	10.7%	$19.3	9.3%

General and administrative expenses increased in the six months ended September 30, 2020, resulting from increases in Television Production, Corporate, Motion Picture and Media Networks general and administrative expenses and an increase in share-based compensation expense, partially offset by decreased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses increased $4.0 million, or 8.1%, primarily due to an increase in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2020, as compared to the six months ended September 30, 2019 is primarily due to an increase in the number of share-based payment awards incurring expense in the current period as compared to the prior year's period. Additionally, the increase in share-based compensation expense is due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$36.0	$23.2
Restructuring and other(1)	2.8	0.3
Direct operating expense	0.9	0.4
Distribution and marketing expense	0.3	0.2
Total share-based compensation expense	$40.0	$24.1
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $7.3 million, or 26.5%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $97.1 million for the six months ended September 30, 2020 increased $5.9 million, from $91.2 million in the six months ended September 30, 2019 due to a change in the amortization method for the Starz Traditional Affiliate customer relationships beginning in the quarter ended September 30, 2019, which resulted in an increase to amortization expense in the current period.
Restructuring and Other. Restructuring and other increased $3.3 million in the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2020 and 2019 (see Note 13 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$10.6	$5.9	$4.7	79.7%
Accelerated vesting on equity awards (see Note 11)	2.8	0.3	2.5	nm
Total severance costs	13.4	6.2	7.2	116.1%
COVID-19 related costs(2)	0.8	—	0.8	n/a
Transaction and related costs(3)	2.2	6.9	(4.7)	(68.1)%
	$16.4	$13.1	$3.3	25.2%
_______________________
nm - Percentage not meaningful.
(1)Severance costs in the six months ended September 30, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the six months ended September 30, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the six months ended September 30, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $90.2 million in the six months ended September 30, 2020 decreased $6.8 million from the six months ended September 30, 2019, due to lower interest expense on the term loans partially offset by an increase in amortization of debt financing costs and other non-cash interest. The decrease in interest expense on the term loans is primarily due to reductions of the outstanding principal amounts from required and voluntary principal payments since the prior year's period ended September 30, 2019, and the lower LIBOR rate in the current period. The increase in amortization of debt financing costs and other non-cash interest is due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$2.0	$3.3
Term loans	20.0	41.7
5.875% Senior Notes	15.2	15.2
6.375% Senior Notes	17.2	17.3
Other(1)	17.3	12.0
	71.7	89.5
Amortization of debt financing costs and other non-cash interest(2)	18.5	7.5
Total interest expense	$90.2	$97.0
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $2.3 million for the six months ended September 30, 2020 compared to other expense of $6.1 million for the six months ended September 30, 2019, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Investments. Gain on investments of $0.4 million for the six months ended September 30, 2020 represented a gain on sale of equity securities without readily determinable fair values and unrealized gains on equity securities, offset by impairments of equity securities without readily determinable fair values that were written down to their estimated fair value. This compared to loss on investments of $0.3 million for the six months ended September 30, 2019 which represented unrealized losses on equity securities.
Equity Interests Loss. Equity interests loss of $4.5 million in the six months ended September 30, 2020 compared to equity interests loss of $11.1 million in the six months ended September 30, 2019 due to lower losses from our equity method investees.

Income Tax Benefit (Provision). We had an income tax benefit of $0.2 million in the six months ended September 30, 2020, compared to an income tax provision of $4.5 million in the six months ended September 30, 2019. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax benefit for the six months ended September 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the six months ended September 30, 2020 was $32.7 million, or basic net income per common share of $0.15 on 220.0 million weighted average common shares outstanding and diluted net income per common share of $0.15 on 220.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2019 of $52.2 million, or basic and diluted net loss per common share of $0.24 on 216.8 million weighted average common shares outstanding.

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

Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain costs related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 14 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$538.3	$803.6	$(265.3)	(33.0)%
Expenses:
Direct operating expense	236.4	402.1	(165.7)	(41.2)%
Distribution & marketing expense	64.3	291.8	(227.5)	(78.0)%
Gross contribution	237.6	109.7	127.9	116.6%
General and administrative expenses	53.6	51.1	2.5	4.9%
Segment profit	$184.0	$58.6	$125.4	214.0%

U.S. theatrical P&A expense included in distribution and marketing expense	$—	$197.2	$(197.2)	(100.0)%

Direct operating expense as a percentage of revenue	43.9%	50.0%

Gross contribution as a percentage of revenue	44.1%	13.7%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$—	$0.3	$0.3	$188.3	$19.2	$207.5	$(207.2)
Home Entertainment
Digital Media	130.8	113.1	243.9	118.4	78.2	196.6	47.3
Packaged Media	38.6	34.9	73.5	71.8	49.8	121.6	(48.1)
Total Home Entertainment	169.4	148.0	317.4	190.2	128.0	318.2	(0.8)
Television	93.5	24.1	117.6	77.6	25.5	103.1	14.5
International	58.8	39.1	97.9	125.0	35.6	160.6	(62.7)
Other	2.6	2.5	5.1	13.6	0.6	14.2	(9.1)
	$324.3	$214.0	$538.3	$594.7	$208.9	$803.6	$(265.3)
____________________
(1)Feature Film: Includes theatrical releases through our Lionsgate and Summit Entertainment film labels, which includes films developed and produced in-house, films co-developed and co-produced and films acquired from third parties.
(2)Other Film: Includes direct-to-DVD motion pictures, acquired and licensed brands, third-party library product and ancillary-driven platform theatrical releases through our specialty films distribution labels including Lionsgate Premiere, through Good Universe, and with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
With theaters closed during the period due to circumstances associated with the COVID-19 global pandemic, theatrical revenue decreased $207.2 million, or 99.9%, in the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The prior year's period included significant revenue from John Wick: Chapter 3 - Parabellum, Scary Stories to Tell in the Dark, Angel Has Fallen and Rambo: Last Blood.

Home entertainment revenue decreased $0.8 million, or 0.3%, in the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, due to a decrease of $20.8 million from our Feature Films as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate due to circumstances associated with the COVID-19 global pandemic, which was partially offset by digital media revenues from our fiscal 2020 theatrical slate (I Still Believe and Knives Out), and the Premium VOD release of Antebellum. In addition, the prior year's period included significant revenue from John Wick: Chapter 3 - Parabellum. This decrease from our Feature Films was offset by an increase of $20.0 million from Other Film from digital media revenue in the current period from The Secret: Dare to Dream and Force of Nature.
Television revenue increased $14.5 million, or 14.1%, in the six months ended September 30, 2020, as compared to the six months ended September 30, 2019 driven by increased revenue from our Feature Films from our fiscal 2019 and prior theatrical slates with television windows opening in the current period as compared to the prior year's period.
International revenue decreased $62.7 million, or 39.0%, in the six months ended September 30, 2020, as compared to the six months ended September 30, 2019 due to lower revenue from our fiscal 2021 theatrical slate in the current period, which had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our fiscal 2020 theatrical slate in the prior year's period, which included significant international revenue from John Wick: Chapter 3 - Parabellum.
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
Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. In particular, the decrease was impacted by the lower amortization rate of the fiscal 2020 and prior theatrical slate titles generating revenue in the current period as compared to the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense for the period were $0.9 million in the six months ended September 30, 2020, as compared to $1.6 million in the six months ended September 30, 2019.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2020 is due to lower theatrical P&A expense associated with the closure of theaters during the period due to circumstances associated with the COVID-19 global pandemic, partially offset by distribution and marketing expense associated with the Premium VOD release of Antebellum. In the six months ended September 30, 2019, approximately $23.5 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Knives out, Jexi, Midway, I Still Believe and Bombshell, with no comparable expense in the Motion Picture segment in the current period.
Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2020 increased as compared to the six months ended September 30, 2019, primarily due to lower Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, and to a lesser extent, lower Motion Picture direct operating expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2020 increased $2.5 million, or 4.9%, primarily due to an increase in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$392.9	$553.8	$(160.9)	(29.1)%
Expenses:
Direct operating expense	311.7	482.6	(170.9)	(35.4)%
Distribution & marketing expense	14.3	16.8	(2.5)	(14.9)%
Gross contribution	66.9	54.4	12.5	23.0%
General and administrative expenses	22.0	16.8	5.2	31.0%
Segment profit	$44.9	$37.6	$7.3	19.4%

Direct operating expense as a percentage of revenue	79.3%	87.1%

Gross contribution as a percentage of revenue	17.0%	9.8%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Television Production	(Amounts in millions)
Television	$212.6	$382.3	$(169.7)	(44.4)%
International	94.3	95.8	(1.5)	(1.6)%
Home Entertainment
Digital	61.8	37.5	24.3	64.8%
Packaged Media	1.8	1.6	0.2	12.5%
Total Home Entertainment	63.6	39.1	24.5	62.7%
Other	22.4	36.6	(14.2)	(38.8)%
	$392.9	$553.8	$(160.9)	(29.1)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, due to fewer television episodes delivered, decreased intersegment revenues from the licensing of Starz original series, and decreased revenue from reality television series, all of which were negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in the current period.
International revenue in the six months ended September 30, 2020 decreased $1.5 million, or 1.6% as compared to the six months ended September 30, 2019. International revenue in the current period included intersegment revenue from STARZPLAY International from the Starz original series Power Book II: Ghost, P-Valley Season 1 and Hightown Season 1. This compared to international revenue in the prior year's period from Mythic Quest Season 1, Dear White People Season 3, Orange is the New Black Season 7, and intersegment revenue from STARZPLAY International from the Starz original series The Rook Season 1.
Home entertainment revenue in the six months ended September 30, 2020 increased $24.5 million driven by digital media revenue in the current period for Mad Men Seasons 1 - 7, partially offset by digital media revenue in the prior year's period for Power Season 5.
Other revenue decreased in the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. Revenue of 3 Arts Entertainment was negatively impacted in the six months ended September 30, 2020 as a result of the COVID-19 global pandemic related disruptions. The extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases returning to pre COVID-19 levels.
We expect that Television Production segment revenues will decrease in fiscal 2021 as compared to fiscal 2020 due to delays in domestic and international distribution and production as a result of paused productions throughout the U.S., Canada, and worldwide due to circumstances associated with the COVID-19 global pandemic. The extent of the impact of the COVID-19 global pandemic related disruptions on Television Production revenues, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions.
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2020 decreased $170.9 million, or 35.4% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, due to the COVID-19 global pandemic related disruptions, the current period included fewer deliveries of new shows in which direct operating expense is typically higher as a percentage of revenue.

Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2020 increased as compared to the six months ended September 30, 2019, due to lower direct operating expenses as a percentage of television production revenue, partially offset by lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.2 million, or 31.0%, primarily due to increases in salaries and related expenses and incentive compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$755.5	$746.4	$9.1	1.2%
Expenses:
Direct operating expense	329.4	337.0	(7.6)	(2.3)%
Distribution & marketing expense	218.9	203.8	15.1	7.4%
Gross contribution	207.2	205.6	1.6	0.8%
General and administrative expenses	42.5	40.4	2.1	5.2%
Segment profit	$164.7	$165.2	$(0.5)	(0.3)%

Direct operating expense as a percentage of revenue	43.6%	45.2%

Gross contribution as a percentage of revenue	27.4%	27.5%

The following table sets forth the Media Networks segment profit by product line:

	Six Months Ended				Six Months Ended
	September 30, 2020				September 30, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$706.5	$24.2	$24.8	$755.5	$724.8	$7.5	$14.1	$746.4
Expenses:
Direct operating expense	290.0	34.5	4.9	329.4	272.4	62.5	2.1	337.0
Distribution & marketing expense	166.0	34.1	18.8	218.9	178.0	12.0	13.8	203.8
Gross contribution	250.5	(44.4)	1.1	207.2	274.4	(67.0)	(1.8)	205.6
General and administrative expenses	31.8	8.0	2.7	42.5	30.5	6.9	3.0	40.4
Segment profit	$218.7	$(52.4)	$(1.6)	$164.7	$243.9	$(73.9)	$(4.8)	$165.2

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

The pro forma subscriber data as of September 30, 2019 reflects the number of subscribers as of September 30, 2019, adjusted to remove the estimated number of subscribers to MVPD video packages or MVPD bundles that include the Starz service for distributors who dropped or removed Starz from these highly distributed MVPD video packages or MVPD bundles. This is a key metric to show prior period subscribers on a comparable basis to September 30, 2020 quarter-end subscribers. An MVPD video package is an offering by our distributors to its customers of multiple distinct video networks or services for a single recurring price where there is no distinction of price on any one specific network. An MVPD bundle is an offering by our distributors to its customers of two or more distinct MVPD services, such as video, internet and phone, sold on a subscription basis to a consumer or subscriber for a single price, and may include additional premium channels, like STARZ, to promote the bundle offering.

			Pro Forma
	September 30,	September 30,	September 30,
	2020	2019	2019
	(Amounts in millions)
Domestic Subscribers
STARZ	20.7	24.7	18.0
Other Streaming Services(1)	0.8	0.5	0.5
	21.5	25.2	18.5
International Subscribers
STARZPLAY International	3.8	2.3	2.3
STARZPLAY Arabia(2)	1.8	1.2	1.2
	5.6	3.5	3.5
Total Domestic and International Subscribers	27.1	28.7	22.0

Subscribers by Platform:
Linear Subscribers	13.4	21.0	14.3
OTT Subscribers(3)	13.7	7.7	7.7
Total Global Subscribers	27.1	28.7	22.0
___________________
(1)Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The increase in Media Networks' revenue was driven by higher STARZPLAY International revenue of $16.7 million, and increased Other Streaming Services revenue of $10.7 million due to subscriber growth, which was partially offset by decreased Starz Networks' revenue of $18.3 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2019. Starz Networks' revenue decreased as a result of declines in revenue from traditional linear services, which was partially offset by higher OTT revenue resulting from increased subscriptions.
As a result of events related to the COVID-19 global pandemic, television and streaming consumption around the globe continues to increase, as well as home entertainment demand. STARZ continues to achieve an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.

During the six months ended September 30, 2020 and 2019, the following original series premiered on STARZ:

Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
First Quarter:	First Quarter:
Vida Season 3	The Spanish Princess
Hightown Season 1	Vida Season 2
The Rook Season 1
Second Quarter:	Second Quarter:
P-Valley Season 1	Sweetbitter Season 2
Power Book II: Ghost	Power Season 6
Power Confidential Season 1

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
The decrease in Media Networks direct operating expenses is due to lower direct operating expenses at STARZPLAY International, partially offset by increases at Starz Networks and Other Streaming Services in the six months ended September 30, 2020. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming cost in the six months ended September 30, 2019 and other periods prior to the current period, which reduced the cost being amortized in the current period. The increase in Starz Networks direct operating expense was primarily due to a benefit in the prior year's period of $36.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, partially offset by lower programming amortization and development expense related to our Starz Originals due to fewer series premieres.
The increase in Media Networks distribution and marketing expense is due to increases at STARZPLAY International and Other Streaming Services, partially offset by lower distribution and marketing expense at Starz Networks. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories previously launched, and additional territories launched since September 30, 2019. Starz Networks' distribution and marketing expense decreased due to decreased marketing spend primarily due to fewer Starz Original series premieres during the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The increase in distribution and marketing expense for Other Streaming Services was primarily attributable to increased advertising and marketing costs in order to drive subscriber growth.
Gross Contribution. Gross contribution of the Media Networks' segment for the six months ended September 30, 2020 was primarily from Starz Networks, offset partially by negative contributions from STARZPLAY International which has continued to expand in additional territories. The increase in gross contribution compared to the six months ended September 30, 2019 was primarily due to lower negative contributions from STARZPLAY International and increased contributions from Other Streaming Services, offset by a decrease at Starz Networks primarily due to the benefit in direct operating expense in the prior year's period as discussed above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the six months ended September 30, 2020 increased slightly from the prior year's period, driven by increased general and administrative expenses for Starz Networks and STARZPLAY International, partially offset by a slight decrease in Other Streaming Services.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. As of September 30, 2020, we had cash and cash equivalents of $463.7 million. Our debt at September 30, 2020 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at September 30, 2020) due March 2023 (the "Revolving Credit Facility"), a five-year term loan A facility due March 2023 (the "Term Loan A"), a seven-year term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
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
In addition, the Company has a redeemable noncontrolling interest balance of $182.3 million as of September 30, 2020 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2020, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2020, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential purchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended September 30, 2020, the Company did not repurchase any common shares. During the six months ended September 30, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75.
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
Capacity to Pay Dividends. At September 30, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's retained earnings or net income, and therefore the Company's net income of $24.5 million and retained earnings of $2.4 million were deemed free of restrictions from paying dividends at September 30, 2020.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $142.8 million for the six months ended September 30, 2020 and increased by $48.9 million for the six months ended September 30, 2019, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the six months ended September 30, 2020 and 2019 were as follows:

	Six Months Ended
	September 30,
	2020	2019	Net Change
	(Amounts in millions)
Operating income	$119.1	$54.3	$64.8
Depreciation and amortization	97.1	91.2	5.9
Amortization of films and television programs and program rights	531.4	855.2	(323.8)
Non-cash share-based compensation	40.1	24.1	16.0
Cash interest	(71.7)	(89.5)	17.8
Current income tax (provision) benefit	0.2	(3.9)	4.1
Other non-cash charges included in operating activities	31.7	20.7	11.0
Cash flows from operations before changes in operating assets and liabilities	747.9	952.1	(204.2)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	150.6	123.7	26.9
Investment in films and television programs and program rights	(467.1)	(765.1)	298.0
Accounts payable and accrued liabilities	(94.9)	(22.4)	(72.5)
Other changes in operating assets and liabilities	(133.0)	(69.8)	(63.2)
Changes in operating assets and liabilities	(544.4)	(733.6)	189.2
Net Cash Flows Provided By Operating Activities	$203.5	$218.5	$(15.0)

Cash flows provided by operating activities for the six months ended September 30, 2020 were $203.5 million compared to cash flows provided by operating activities of $218.5 million for the six months ended September 30, 2019. The decrease in cash provided by operating activities for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019 is due to lower cash flows from operations before changes in operating assets and liabilities, partially offset by lower cash used from changes in operating assets and liabilities. The lower use of cash from changes in operating assets and liabilities was driven by lower increases in investment in films and television programs and program rights partially offset by greater use of cash from changes in other operating assets and liabilities due primarily to decreases in film obligations and participations and residuals, and decreases in accounts payable and accrued liabilities. In addition, cash flows provided by operating activities for the six months ended September 30, 2020 included a net benefit of approximately $1.4 million from the monetization of accounts receivables programs, as compared to a benefit of $147.3 million for the six months ended September 30, 2019 (see Note 17 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2020 and 2019 were as follows:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Proceeds from the sale of other investments	$5.1	$—
Investment in equity method investees and other	(0.2)	(4.9)
Capital expenditures	(17.1)	(16.9)
Net Cash Flows Used In Investing Activities	$(12.2)	$(21.8)
Cash used in investing activities of $12.2 million for the six months ended September 30, 2020 compared to cash used in investing activities of $21.8 million for the six months ended September 30, 2019, as reflected above.
Financing Activities. Cash flows used in financing activities for the six months ended September 30, 2020 and 2019 were as follows:

	Six Months Ended
	September 30,
	2020	2019
	(Amounts in millions)
Debt - borrowings	$75.0	$302.0
Debt - repayments	(109.1)	(328.5)
Net borrowings (repayments) of debt	(34.1)	(26.5)

Production loans - borrowings	47.8	51.8
Production loans - repayments	(44.1)	(168.2)
Net proceeds from (repayments of) production loans	3.7	(116.4)

Repurchase of common shares	(2.2)	—
Other financing activities	(15.9)	(4.9)
Net Cash Flows Used In Financing Activities	$(48.5)	$(147.8)
Cash flows used in financing activities of $48.5 million for the six months ended September 30, 2020 compared to cash flows used in financing activities of $147.8 million for the six months ended September 30, 2019. Cash flows used in financing activities for the six months ended September 30, 2020 primarily reflects net debt repayments of $34.1 million, and net production loan borrowings of $3.7 million which reflected minimal activity in the period due to the delay of productions associated with the COVID-19 global pandemic.
Cash flows used in financing activities for the six months ended September 30, 2019 primarily reflects net debt repayments of $26.5 million and net production loan repayments of $116.4 million.

Debt
See Note 4 to our unaudited condensed consolidated financial statements for a discussion of our debt.
Production Loans

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2020:

	Six Months Ending March 31,	Year Ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of September 30, 2020 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	26.3	75.0	585.0	—	—	—	686.3
Term Loan B	6.3	12.5	12.5	12.5	915.1	—	958.9
5.875% Senior Notes	—	—	—	—	518.7	—	518.7
6.375% Senior Notes	—	—	—	545.6	—	—	545.6
Film obligations and production loans(1)	215.3	131.2	42.1	11.1	3.8	1.6	405.1
Operating lease obligations	24.8	38.7	37.4	25.2	14.9	49.0	190.0
Finance lease obligations	1.0	—	—	—	—	—	1.0
	273.7	257.4	677.0	594.4	1,452.5	50.6	3,305.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	178.2	498.3	167.1	84.7	62.5	41.6	1,032.4
Interest payments(3)	74.5	136.6	134.6	116.4	73.5	—	535.6
Other contractual obligations	77.4	84.5	50.6	14.9	8.2	49.0	284.6
	330.1	719.4	352.3	216.0	144.2	90.6	1,852.6
Total future repayment of debt and other commitments under contractual obligations (4)	$603.8	$976.8	$1,029.3	$810.4	$1,596.7	$141.2	$5,158.2
 ___________________
(1)Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation.
(2)Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments, and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.
(3)Includes cash interest payments on our debt (including interest on finance lease obligations), excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(4)Not included in the amounts above are $182.3 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 8 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 9 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.7 billion at September 30, 2020 (March 31, 2020 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at September 30, 2020 (March 31, 2020 - $1.0 billion).
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
Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 16 to our unaudited condensed consolidated financial statements for additional information on our financial instruments.
Interest Rate Risk. At September 30, 2020, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 16 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of September 30, 2020, each quarter point change in interest rates would result in a $3.6 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 2.46% to 2.96% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.4 million in additional costs capitalized to the respective film or television asset.

At September 30, 2020, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding carrying value of $1,045.4 million, and an estimated fair value of $1,035.5 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $32.8 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $31.5 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2020:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	September 30, 2020
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	26.3	75.0	585.0	—	—	—	686.3	651.9
Average Interest Rate	1.90%	1.90%	1.90%	—	—	—
Term Loan B(1)	6.3	12.5	12.5	12.5	915.1	—	958.9	934.9
Average Interest Rate	2.40%	2.40%	2.40%	2.40%	2.40%	—
Production loans	113.1	23.3	18.8	—	—	—	155.2	155.2
Average Interest Rate	2.96%	2.52%	2.46%	—	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	518.7	—	518.7	496.7
Interest Rate	—	—	—	—	5.875%	—
6.375% Senior Notes	—	—	—	545.6	—	—	545.6	538.8
Interest Rate	—	—	—	6.375%	—	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	300.0	1,400.0	1,700.0	192.4
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.840% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 16 to our unaudited condensed consolidated financial statements.

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
As of September 30, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to disruptions related to the COVID-19 global pandemic, but we are continually monitoring and assessing the COVID-19 situation on our internal controls.

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

No common shares were purchased by us during the three months ended September 30, 2020.

Additionally, during the three months ended September 30, 2020, 887 Class A voting shares and 447,534 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

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

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We continue to experience delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun production of a number of film and television series this quarter, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to new health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020.

Conversely, television and streaming consumption around the globe continues to increase, as well as home entertainment demand. STARZ continues to achieve an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic. We continue, however, to adapt to these new circumstances. For instance, we have changed the release strategies of several of our theatrical films by releasing solely and/or earlier on streaming platforms, initially releasing in the premium video-on-demand ("Premium VOD") market, or by licensing directly to streaming platforms. We have also begun and completed post-production of a number of our television series and continue the development of film properties and television series.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and six months ended September 30, 2020 we have incurred $28.7 million and $39.6 million, respectively, in incremental costs which were expensed in the period. These costs include $22.3 million and $28.1 million, respectively, reflected in direct operating expense, which include incremental costs associated with an impairment of a motion picture due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In addition, these costs include $6.1 million and $10.7 million, respectively, reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.3 million and $0.8 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during this period. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore have not been recorded in our consolidated financial statements.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
10.38*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.1	8/26/2020
10.39*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan	8-K	10.1	9/15/2020
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 5, 2020		Title:	Duly Authorized Officer and Chief Financial Officer