Form 10-Q
period 2020-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2021-02-04
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 1, 2021
Class A Voting Common Shares, no par value per share	83,053,499 shares
Class B Non-Voting Common Shares, no par value per share	138,099,538 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$551.5	$318.2
Accounts receivable, net	386.4	522.0
Program rights	—	310.5
Other current assets	158.7	157.4
Total current assets	1,096.6	1,308.1
Investment in films and television programs and program rights, net	1,961.4	1,517.3
Property and equipment, net	93.8	140.9
Investments	32.5	40.3
Intangible assets	1,609.3	1,719.6
Goodwill	2,833.5	2,833.5
Other assets	380.9	391.5
Total assets	$8,008.0	$7,951.2
LIABILITIES
Accounts payable and accrued liabilities	$479.6	$526.9
Participations and residuals	477.4	441.9
Film obligations and production loans	310.1	353.7
Debt - short term portion	82.7	68.6
Deferred revenue	141.9	116.6
Total current liabilities	1,491.7	1,507.7
Debt	2,562.1	2,664.4
Participations and residuals	328.2	421.6
Film obligations and production loans	213.9	96.9
Other liabilities	382.9	334.9
Deferred revenue	54.2	61.3
Deferred tax liabilities	36.4	36.6
Redeemable noncontrolling interests	191.5	167.8
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.0 shares issued (March 31, 2020 - 83.0 shares issued)	662.1	659.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 137.9 shares issued (March 31, 2020 - 136.4 shares issued)	2,272.0	2,221.7
Accumulated deficit	(18.8)	(16.9)
Accumulated other comprehensive loss	(170.1)	(206.0)
Total Lions Gate Entertainment Corp. shareholders' equity	2,745.2	2,658.0
Noncontrolling interests	1.9	2.0
Total equity	2,747.1	2,660.0
Total liabilities and equity	$8,008.0	$7,951.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Revenues	$836.4	$998.5	$2,395.0	$2,945.7
Expenses
Direct operating	459.3	594.6	1,249.0	1,662.0
Distribution and marketing	176.2	279.1	484.6	791.7
General and administration	115.6	108.7	343.3	317.3
Depreciation and amortization	45.8	51.9	142.9	143.0
Restructuring and other	2.4	3.7	18.9	16.8
Total expenses	799.3	1,038.0	2,238.7	2,930.8
Operating income (loss)	37.1	(39.5)	156.3	14.9
Interest expense	(45.0)	(48.7)	(135.2)	(145.7)
Interest and other income	0.5	2.0	2.2	7.0
Other expense	(2.1)	(3.6)	(4.5)	(9.7)
Loss on extinguishment of debt	—	(1.4)	—	(1.4)
Gain (loss) on investments	—	—	0.3	(0.3)
Equity interests loss	(0.7)	(4.6)	(5.1)	(15.7)
Income (loss) before income taxes	(10.2)	(95.8)	14.0	(150.9)
Income tax provision	(7.0)	(2.0)	(6.7)	(6.5)
Net income (loss)	(17.2)	(97.8)	7.3	(157.4)
Less: Net loss attributable to noncontrolling interests	3.3	6.6	11.5	14.0
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(13.9)	$(91.2)	$18.8	$(143.4)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.06)	$(0.42)	$0.09	$(0.66)
Diluted net income (loss) per common share	$(0.06)	$(0.42)	$0.09	$(0.66)

Weighted average number of common shares outstanding:
Basic	220.8	218.0	220.3	217.2
Diluted	220.8	218.0	221.4	217.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Net income (loss)	$(17.2)	$(97.8)	$7.3	$(157.4)
Foreign currency translation adjustments, net of tax	4.8	(0.9)	5.6	0.5
Net unrealized gain (loss) on cash flow hedges, net of tax	30.6	23.1	30.3	(43.7)
Comprehensive income (loss)	18.2	(75.6)	43.2	(200.6)
Less: Comprehensive loss attributable to noncontrolling interests	3.3	6.6	11.5	14.0
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$21.5	$(69.0)	$54.7	$(186.6)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at September 30, 2020	82.9	$660.8	137.6	$2,254.4	$2.4	$(205.5)	$2,712.1	$2.2	$2,714.3
Share-based compensation, net	0.1	1.2	0.3	17.5	—	—	18.7	—	18.7
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income (loss)	—	—	—	—	(13.9)	—	(13.9)	(0.1)	(14.0)
Other comprehensive income	—	—	—	—	—	35.4	35.4	—	35.4
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(7.3)	—	(7.3)	—	(7.3)
Balance at December 31, 2020	83.0	$662.1	137.9	$2,272.0	$(18.8)	$(170.1)	$2,745.2	$1.9	$2,747.1

Balance at September 30, 2019	82.7	$652.3	135.2	$2,189.0	$143.7	$(145.6)	$2,839.4	$2.9	$2,842.3
Share-based compensation, net	0.1	1.2	0.3	13.7	—	—	14.9	—	14.9
Issuance of common shares	0.9	8.4	0.8	8.5	—	—	16.9	—	16.9
Noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	(91.2)	—	(91.2)	0.2	(91.0)
Other comprehensive loss	—	—	—	—	—	22.1	22.1	—	22.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(8.0)	—	(8.0)	—	(8.0)
Balance at December 31, 2019	83.7	$661.9	136.3	$2,211.2	$44.5	$(123.5)	$2,794.1	$2.2	$2,796.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Share-based compensation, net	0.2	3.7	1.5	50.1	—	—	53.8	—	53.8
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Repurchase of common shares	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	18.8	—	18.8	—	18.8
Other comprehensive income	—	—	—	—	—	35.9	35.9	—	35.9
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(20.7)	—	(20.7)	—	(20.7)
Balance at December 31, 2020	83.0	$662.1	137.9	$2,272.0	$(18.8)	$(170.1)	$2,745.2	$1.9	$2,747.1

Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.1	0.5	—	—	0.5	—	0.5
Share-based compensation, net	0.3	3.7	0.6	33.4	—	—	37.1	—	37.1
Issuance of common shares	0.9	8.5	2.1	36.7	—	—	45.2	—	45.2
Noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Net loss	—	—	—	—	(143.4)	—	(143.4)	0.1	(143.3)
Other comprehensive loss	—	—	—	—	—	(43.2)	(43.2)	—	(43.2)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Balance at December 31, 2019	83.7	$661.9	136.3	$2,211.2	$44.5	$(123.5)	$2,794.1	$2.2	$2,796.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Operating Activities:
Net income (loss)	$7.3	$(157.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142.9	143.0
Amortization of films and television programs and program rights	853.6	1,306.0
Amortization of debt financing costs and other non-cash interest	30.6	11.2
Non-cash share-based compensation	60.1	41.4
Other amortization	51.7	46.1
Loss on extinguishment of debt	—	1.4
Equity interests loss	5.1	15.7
Loss (gain) on investments	(0.3)	0.3
Deferred income taxes	—	0.8
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	133.6	271.0
Investment in films and television programs and program rights, net	(984.7)	(1,136.1)
Accounts payable and accrued liabilities	(7.7)	(33.8)
Participations and residuals	(58.3)	(63.8)
Film obligations	(92.6)	(3.8)
Deferred revenue	18.0	(7.6)
Net Cash Flows Provided By Operating Activities	159.3	434.4
Investing Activities:
Proceeds from the sale of other investments	5.1	—
Investment in equity method investees and other	(0.2)	(14.8)
Capital expenditures	(25.8)	(24.0)
Net Cash Flows Used In Investing Activities	(20.9)	(38.8)
Financing Activities:
Debt - borrowings	160.0	597.1
Debt - repayments	(210.9)	(738.6)
Production loans - borrowings	219.2	54.0
Production loans - repayments	(51.9)	(290.9)
Interest rate swap settlement payments	(15.4)	—
Repurchase of common shares	(2.2)	—
Distributions to noncontrolling interest	(2.8)	(4.5)
Exercise of stock options	—	0.5
Tax withholding required on equity awards	(7.0)	(3.1)
Net Cash Flows Provided By (Used In) Financing Activities	89.0	(385.5)
Net Change In Cash and Cash Equivalents	227.4	10.1
Foreign Exchange Effects on Cash and Cash Equivalents	5.9	1.1
Cash and Cash Equivalents - Beginning Of Period	318.2	184.3
Cash and Cash Equivalents - End Of Period	$551.5	$195.5

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. The balance sheet at March 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including the potential impacts arising from the COVID-19 global pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs and program rights; estimates of sales returns and other allowances and provisions for doubtful accounts; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
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
For investment in films and television programs monetized as a group, see further discussion below under Licensed Program Rights for a description of recording cost and amortization of costs monetized as a group.
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
Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), whenever events or changes in circumstances indicate that the fair value of the individual film may be less than its unamortized costs, the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), whenever events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized costs, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.
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
Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three and nine months ended December 31, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Impairments by segment:
Motion Picture	$13.7	$37.2	$14.6	$38.8
Television Production	5.2	—	8.0	0.7
Impairments not included in segment operating results(1)	—	74.0	15.4	74.0
	$18.9	$111.2	$38.0	$113.5
________________________
(1)Impairments not included in segment operating results in the nine months ended December 31, 2020 represent a charge due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In the three and nine months ended December 31, 2019, amounts represent certain programming and content charges recorded as a result of changes to the Company's programming and broadcasting strategy in connection with management changes (see Note 13 and Note 14).
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

December 31, 2020
(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$389.4
Completed and not released	139.5
In progress	304.9
In development	91.6
925.4
Film Group Monetization
Released, net of accumulated amortization	$229.0
Completed and not released	—
In progress	292.8
In development	32.1
553.9
Licensed program rights, net of accumulated amortization	$482.1
Investment in films and television programs and program rights, net	$1,961.4

At December 31, 2020, acquired film and television libraries have remaining unamortized costs of $26.0 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 20 years.

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three and nine months ended December 31, 2020, and was included in direct operating expense in the unaudited condensed consolidated statement of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2020	2020
	(Amounts in millions)
Amortization expense:
Individual monetization	$132.9	$361.7
Film group monetization	78.6	193.2
Licensed program rights	110.7	298.7
	$322.2	$853.6

Amortization of investment in film and television programs and licensed program rights for the three and nine months ended December 31, 2019 was $450.8 million and $1,306.0 million, respectively.

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of December 31, 2020:

	Twelve Months Ended
	December 31,
	2021	2022	2023
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$135.2	$64.3	$48.0
Film group monetization	$102.0	$60.7	$27.4
Licensed program rights	$217.0	$87.3	$47.8

Completed and not released investment in films and television programs:
Individual monetization	$99.4	n/a	n/a
Film group monetization	$—	n/a	n/a

3. Investments
The Company's investments consisted of the following:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Investments in equity method investees	$30.4	$34.3
Other investments(1)	2.1	6.0
	$32.5	$40.3
________________
(1)Includes investments in equity securities without readily determinable fair values of nil and $5.4 million at December 31, 2020 and March 31, 2020, respectively.

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
Summarized Financial Information:
STARZPLAY Arabia. Summarized financial information for the Company's equity method investee, STARZPLAY Arabia, is set forth below:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Current assets	$30.3	$37.0
Non-current assets	$49.1	$26.0
Current liabilities	$131.3	$98.8
Non-current liabilities	$1.0	$0.9

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Revenues	$10.2	$9.1	$36.6	$26.0
Gross profit	$0.8	$0.9	$0.6	$(0.1)
Net loss	$(8.1)	$(15.1)	$(24.6)	$(36.5)

Other Equity Method Investees. Summarized financial information for all other of the Company's equity method investees on an aggregate basis (excluding STARZPLAY Arabia, which is separately presented above) is set forth below:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Current assets	$96.7	$101.3
Non-current assets	$160.8	$136.0
Current liabilities	$77.2	$68.5
Non-current liabilities	$95.1	$101.3

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Revenues	$8.0	$18.1	$28.5	$65.7
Gross profit	$6.9	$10.7	$22.1	$38.5
Net loss	$(7.7)	$(6.1)	$(24.9)	$(1.2)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Unrealized gains (losses) on equity securities held as of December 31, 2020 and 2019, respectively	$0.7	$—	$1.4	$(0.3)
Impairments of equity method investments and other investments(1)	(0.7)	—	(5.7)	—
Gain on sale of other investments	—	—	4.6	—
	$—	$—	$0.3	$(0.3)
________________________
(1)In the nine months ended December 31, 2020, amounts include impairments of $5.0 million on equity securities without readily determinable fair values that were written down to their estimated fair value.

4. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	673.1	712.5
Term Loan B	955.8	965.1
5.875% Senior Notes	518.7	518.7
6.375% Senior Notes	545.6	545.6
Total corporate debt	2,693.2	2,741.9
Finance lease obligations(1)	0.4	42.4
Total debt	2,693.6	2,784.3
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(48.8)	(51.3)
Total debt, net	2,644.8	2,733.0
Less current portion	(82.7)	(68.6)
Non-current portion of debt	$2,562.1	$2,664.4
________________________
(1)During the nine months ended December 31, 2020, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease (see Note 5 for further information).

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at December 31, 2020 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2020. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 1.89% as of December 31, 2020, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.39% as of December 31, 2020, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2020, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.
Potential Impact of LIBOR Transition. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after the end of 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
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

Security. The 5.875% Senior Notes and 6.375% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2020, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At December 31, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net income, and therefore the Company's net income of $7.3 million and accumulated deficit of $18.8 million were deemed free of restrictions from paying dividends at December 31, 2020.
Loss on Extinguishment of Debt

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $1.4 million related to early repayments of $101.9 million in principal outstanding on the Term Loan B. There was no loss on extinguishment of debt in the three and nine months ended December 31, 2020.

5. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company also has a finance lease for a satellite transponder, and through the first quarter ended June 30, 2020 the Company had classified its lease for the Starz commercial building as a finance lease. During the second quarter ended September 30, 2020, due to a change in the expected lease term of the Starz commercial building, the Company reassessed the lease classification of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease. As a result, the right-of-use assets and lease liabilities (including the fair value adjustment) under finance leases decreased by $42.0 million and $48.6 million, respectively, and the right-of-use assets and lease liabilities under operating leases increased by $6.0 million and $12.6 million, respectively in the nine months ended December 31, 2020. The Company's leases have remaining lease terms of up to approximately 10 years.
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	December 31, 2020	March 31, 2020
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$128.7	136.9

Lease liabilities (current)	Accounts payable and accrued liabilities	$39.9	35.3
Lease liabilities (non-current)	Other liabilities - non-current	122.8	129.6
		$162.7	164.9
Finance Leases
Right-of-use assets	Property and equipment, net	$0.8	46.4

Lease liabilities (current)	Debt - short-term portion	$0.4	3.0
Lease liabilities (non-current)	Debt - non-current	—	39.4
		$0.4	42.4

	December 31, 2020	March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	5.4	6.1
Finance leases	0.2	21.6

Weighted average discount rate:
Operating leases	3.90%	4.10%
Finance leases	7.00%	6.40%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future payments relating to the Company's operating and finance lease liabilities at December 31, 2020 are as follows:

	Operating Leases	Finance Leases
	(Amounts in millions)
Three months ending March 31, 2021	$13.5	$0.4
Year ending March 31,
2022	40.9	—
2023	37.5	—
2024	25.3	—
2025	15.0	—
Thereafter	49.4	—
Total lease payments	181.6	0.4
Less imputed interest	(18.9)	—
Total	$162.7	$0.4

6. Film Obligations and Production Loans

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Film obligations	$205.1	$299.3
Production loans	320.1	151.4
Total film obligations and production loans	525.2	450.7
Unamortized debt issuance costs	(1.2)	(0.1)
Total film obligations and production loans, net	524.0	450.6
Less current portion	(310.1)	(353.7)
Total non-current film obligations and production loans	$213.9	$96.9
Film Obligations
Film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film rights that the Company has acquired and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 2.28% to 2.96% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2020 and March 31, 2020:

	December 31, 2020			March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$2.1	$—	$2.1	$0.6	$—	$0.6
Forward exchange contracts (see Note 16)	—	2.3	2.3	—	0.6	0.6
Interest rate swaps (see Note 16)(1)	—	110.5	110.5	—	—	—

Liabilities:
Forward exchange contracts (see Note 16)	—	(1.0)	(1.0)	—	(0.9)	(0.9)
Interest rate swaps (see Note 16)	—	(121.1)	(121.1)	—	(187.9)	(187.9)
________________
(1)Amounts exclude $100.7 million of financing component of interest rate swaps presented in the table below.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt and interest rate swaps at December 31, 2020 and March 31, 2020:

	December 31, 2020		March 31, 2020
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$663.5	$652.9	$699.8	$637.7
Term Loan B	945.3	931.9	952.9	845.7
5.875% Senior Notes	506.1	526.5	504.0	430.5
6.375% Senior Notes	540.4	559.3	539.2	452.9
Production loans	318.9	320.1	151.3	151.3
Financing component of interest rate swaps(2)	156.9	154.9	—	—
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts include $100.7 million recorded as a reduction of assets under master netting arrangements.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, borrowings under the Revolving Credit Facility, if any, and finance lease obligations. The carrying values of these financial instruments approximated the fair values at December 31, 2020 and March 31, 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Beginning balance	$167.8	$127.6
Net loss attributable to redeemable noncontrolling interests	(11.6)	(14.1)
Noncontrolling interests discount accretion	17.1	19.1
Adjustments to redemption value	20.7	20.8
Cash distributions	(2.5)	(3.3)
Ending balance	$191.5	$150.1

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

Pilgrim Media Group. The noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, until February 19, 2021, as amended. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015.

Redeemable noncontrolling interests are measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of amortized noncontrolling interest discount, less the amount of cash distributions that are not accounted for as compensation, if any. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to redeemable noncontrolling interest and a charge to retained earnings or accumulated deficit.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$1.8	$109.0	$2.1	$316.5
Home Entertainment
Digital Media	123.1	115.5	367.0	312.1
Packaged Media	36.4	75.4	109.8	197.0
Total Home Entertainment	159.5	190.9	476.8	509.1
Television	36.2	74.5	153.9	177.7
International	48.0	96.1	146.0	256.6
Other	4.8	3.4	9.8	17.7
Total Motion Picture revenues	250.3	473.9	788.6	1,277.6

Television Production
Television	119.7	144.2	332.3	526.4
International	26.0	17.4	120.4	113.3
Home Entertainment
Digital Media	58.0	10.0	119.8	47.6
Packaged Media	3.1	0.6	4.9	2.2
Total Home Entertainment	61.1	10.6	124.7	49.8
Other	21.4	17.2	43.6	53.7
Total Television Production revenues	228.2	189.4	621.0	743.2

Media Networks - Programming Revenues
Domestic(1)	388.5	376.3	1,119.8	1,115.2
International	17.7	6.1	41.9	13.6
	406.2	382.4	1,161.7	1,128.8

Intersegment eliminations	(48.3)	(47.2)	(176.3)	(203.9)
Total revenues	$836.4	$998.5	$2,395.0	$2,945.7
___________________
(1)Media Networks domestic revenues include revenue from the Company's Other Streaming Services product line of $13.2 million and $38.0 million, respectively, in the three and nine months ended December 31, 2020 (2019 - $8.7 million and $22.8 million, respectively).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2020 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rest of Year Ending March 31, 2021	Year Ending March 31,
		2022	2023	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$491.8	$694.2	$196.9	$219.6	$1,602.5
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $57.7 million and $217.0 million, respectively, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2020, respectively, from performance obligations satisfied prior to March 31, 2020. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At December 31, 2020 and March 31, 2020, accounts receivable, contract assets and deferred revenue are as follows.

Item	Balance Sheet Location	December 31, 2020	March 31, 2020	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$386.4	$522.0	$(135.6)
Accounts receivable, net - non-current	Other assets - non-current	49.9	53.6	(3.7)
Contract asset - current	Other assets - current(1)	16.1	18.8	(2.7)
Contract asset - non-current	Other assets - non-current(1)	4.2	10.5	(6.3)
Deferred revenue - current	Deferred revenue - current	141.9	116.6	25.3
Deferred revenue - non-current	Deferred revenue - non-current	54.2	61.3	(7.1)
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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2020	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	December 31, 2020
	(Amounts in millions)
Trade accounts receivable	$9.3	$(0.6)	$(0.2)	$8.5
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $18.0 million and $76.2 million were recognized during the three and nine months ended December 31, 2020, respectively, related to the balance of deferred revenue at March 31, 2020.

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2020 and 2019 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(13.9)	$(91.2)	$18.8	$(143.4)
Denominator:
Weighted average common shares outstanding	220.8	218.0	220.3	217.2
Basic net income (loss) per common share	$(0.06)	$(0.42)	$0.09	$(0.66)

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2020 and 2019 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(13.9)	$(91.2)	$18.8	$(143.4)
Denominator:
Weighted average common shares outstanding	220.8	218.0	220.3	217.2
Effect of dilutive securities:
Share purchase options	—	—	0.1	—
Restricted share units and restricted stock	—	—	1.0	—
Adjusted weighted average common shares outstanding	220.8	218.0	221.4	217.2
Diluted net income (loss) per common share	$(0.06)	$(0.42)	$0.09	$(0.66)
As a result of the net loss in the three months ended December 31, 2020 and the three and nine months ended December 31, 2019, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended December 31, 2020 totaled 1.9 million (three and nine months ended December 31, 2019 - 1.9 million and 2.8 million, respectively).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three and nine months ended December 31, 2020 and 2019, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	23.8	33.7	26.6	31.4
Restricted share units	1.3	2.5	1.8	2.4
Other issuable shares	2.8	5.2	3.5	3.7
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	27.9	41.4	31.9	37.5

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2020 and March 31, 2020. The table below outlines common shares reserved for future issuance:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Stock options and SARs outstanding	26.8	35.7
Restricted stock and restricted share units — unvested	9.1	3.7
Common shares available for future issuance	15.5	11.5
Shares reserved for future issuance	51.4	50.9

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Compensation Expense:
Stock options	$4.4	$5.5	$13.7	$14.3
Restricted share units and other share-based compensation	14.3	9.8	37.6	23.1
Share appreciation rights	1.3	1.9	5.9	3.6
	20.0	17.2	57.2	41.0
Impact of accelerated vesting on equity awards(1)	—	—	2.8	0.3
Total share-based compensation expense	$20.0	$17.2	$60.0	$41.3

Tax impact(2)	(3.9)	(3.6)	(12.2)	(8.7)
Reduction in net income	$16.1	$13.6	$47.8	$32.6
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.5	$0.7	$1.5	$1.1
Distribution and marketing	0.2	0.2	0.5	0.4
General and administration	19.3	16.3	55.2	39.5
Restructuring and other	—	—	2.8	0.3
	$20.0	$17.2	$60.0	$41.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2020:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2020	7.2	$26.21	28.5		$19.03	—	(1)	$14.89	3.8	$14.63
Granted	—	—	4.9	(2)	$8.74	—	(1)	$9.87	8.1	$7.80
Options exercised or restricted stock or RSUs vested	—	—	—	(1)	7.13	—	(1)	$16.57	(2.4)	$14.48
Awards canceled in exchange program	(1.1)	$31.56	(4.1)		$26.49	—		—	—	—
Awards issued in exchange program	0.1	$7.70	0.8		$7.13	—		—	—	—
Forfeited or expired	(0.7)	$31.28	(8.8)		$16.49	—		—	(0.4)	$8.82
Outstanding at December 31, 2020	5.5	$24.20	21.3		$15.82	—	(1)	$11.10	9.1	$8.81
__________________
(1)Represents less than 0.1 million shares.
(2)During the nine months ended December 31, 2020, the Company granted 3.6 million SARs.
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

(c) Share Repurchases
During the three months ended December 31, 2020, the Company did not repurchase any common shares. During the nine months ended December 31, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. During the three and nine months ended December 31, 2019 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes
The income tax provision for the three and nine months ended December 31, 2020 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
For the three and nine months ended December 31, 2019, the Company determined that a small change in its estimated pretax results for the year ended March 31, 2020 would create a large change in its expected annual effective rate. Accordingly, it was determined that a reliable estimate of the expected annual effective tax rate could not be made. As a result, for the three and nine months ended December 31, 2019, the Company computed its tax provision using the cut-off method, which reflects the actual taxes attributable to year-to-date earnings or losses.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three and nine months ended December 31, 2020 was also impacted by the change in uncertain tax benefits due to the expiration of statutory limitations and additional settlements with tax authorities.
The Company's income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, further interpretation and legislative guidance regarding the new Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three and nine months ended December 31, 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic, and during the three and nine months ended December 31, 2019, certain other unusual charges related to programming write-downs, which are included in direct operating and distribution and marketing expense in the unaudited condensed consolidated statement of operations. The following table sets forth restructuring and other and these unusual programming and COVID-19 related charges and the statement of operations line items they are included in for the three and nine months ended December 31, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$0.9	$1.8	$11.6	$7.7
Accelerated vesting on equity awards (see Note 11)	—	—	2.8	0.3
Total severance costs	0.9	1.8	14.4	8.0
COVID-19 related charges included in restructuring and other(2)	0.8	—	1.6	—
Transaction and related costs(3)	0.7	1.9	2.9	8.8
Total Restructuring and Other	2.4	3.7	18.9	16.8

Programming and content charges and COVID-19 related charges not included in restructuring and other:
Programming and content charges included in direct operating expense(4)	—	74.0	—	74.0
COVID-19 related charges included in:
Direct operating expense(5)	8.6	—	36.6	—
Distribution and marketing expense(5)	5.4	—	16.1	—
Total restructuring and other, programming and content charges, and COVID-19 related charges	$16.4	$77.7	$71.6	$90.8
_______________________
(1)Severance costs in the three and nine months ended December 31, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three and nine months ended December 31, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three and nine months ended December 31, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)In the three months ended December 31, 2019, in connection with management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $74.0 million in the three and nine months ended December 31, 2019, which are included in direct operating expense in the unaudited condensed consolidated statement of operations.
(5)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and nine months ended December 31, 2020 the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs, and in the nine months ended December 31, 2020 include film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in the consolidated financial statements.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Severance liability
Beginning balance	$11.1	$14.7
Accruals	11.6	17.0
Severance payments	(15.7)	(13.0)
Ending balance(1)	$7.0	$18.7
_______________________
(1)As of December 31, 2020, the remaining severance liability of approximately $7.0 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Segment revenues
Motion Picture	$250.3	$473.9	$788.6	$1,277.6
Television Production	228.2	189.4	621.0	743.2
Media Networks	406.2	382.4	1,161.7	1,128.8
Intersegment eliminations	(48.3)	(47.2)	(176.3)	(203.9)
	$836.4	$998.5	$2,395.0	$2,945.7
Intersegment revenues
Motion Picture	$6.5	$3.8	$16.7	$13.9
Television Production	41.8	42.8	159.6	188.2
Media Networks	—	0.6	—	1.8
	$48.3	$47.2	$176.3	$203.9
Gross contribution
Motion Picture	$76.2	$74.0	$313.9	$183.7
Television Production	39.0	4.4	105.8	58.8
Media Networks	104.5	124.4	311.6	330.0
Intersegment eliminations	(4.0)	2.0	(14.3)	2.6
	$215.7	$204.8	$717.0	$575.1
Segment general and administration
Motion Picture	$26.2	$25.0	$79.8	$76.1
Television Production	9.5	10.1	31.5	26.9
Media Networks	22.8	22.3	65.3	62.7
	$58.5	$57.4	$176.6	$165.7
Segment profit
Motion Picture	$50.0	$49.0	$234.1	$107.6
Television Production	29.5	(5.7)	74.3	31.9
Media Networks	81.7	102.1	246.3	267.3
Intersegment eliminations	(4.0)	2.0	(14.3)	2.6
	$157.2	$147.4	$540.4	$409.4

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain charges related to the COVID-19 global pandemic and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. Media Networks gross contribution and segment profit for the three and nine months ended December 31, 2019 includes a benefit of $4.6 million and $41.3 million, respectively, in direct operating expenses associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Company’s total segment profit	$157.2	$147.4	$540.4	$409.4
Corporate general and administrative expenses	(23.4)	(23.4)	(76.9)	(73.0)
Adjusted depreciation and amortization(1)	(10.8)	(10.5)	(32.9)	(31.5)
Restructuring and other(2)	(2.4)	(3.7)	(18.9)	(16.8)
COVID-19 related charges included in direct operating expense and distribution and marketing expense(3)	(14.0)	—	(52.7)	—
Programming and content charges(4)	—	(74.0)	—	(74.0)
Adjusted share-based compensation expense(5)	(20.0)	(17.2)	(57.2)	(41.0)
Purchase accounting and related adjustments(6)	(49.5)	(58.1)	(145.5)	(158.2)
Operating income (loss)	37.1	(39.5)	156.3	14.9
Interest expense	(45.0)	(48.7)	(135.2)	(145.7)
Interest and other income	0.5	2.0	2.2	7.0
Other expense	(2.1)	(3.6)	(4.5)	(9.7)
Loss on extinguishment of debt	—	(1.4)	—	(1.4)
Gain (loss) on investments	—	—	0.3	(0.3)
Equity interests loss	(0.7)	(4.6)	(5.1)	(15.7)
Income (loss) before income taxes	$(10.2)	$(95.8)	$14.0	$(150.9)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Depreciation and amortization	$45.8	$51.9	$142.9	$143.0
Less: Amount included in purchase accounting and related adjustments	(35.0)	(41.4)	(110.0)	(111.5)
Adjusted depreciation and amortization	$10.8	$10.5	$32.9	$31.5
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 13).
(3)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three and nine months ended December 31, 2020 the Company has incurred $14.0 million and $52.7 million, respectively, in incremental direct operating and distribution and marketing expense (see Note 13). These charges are excluded from segment operating results.
(4)In the three months ended December 31, 2019, in connection with management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $74.0 million in the three and nine months ended December 31, 2019, which are included in direct operating expense in the unaudited condensed consolidated statement of operations.
(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Total share-based compensation expense	$20.0	$17.2	$60.0	$41.3
Less:
Amount included in restructuring and other(i)	—	—	(2.8)	(0.3)
Adjusted share-based compensation	$20.0	$17.2	$57.2	$41.0
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(6)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.1	$5.1	$0.9	$7.6
General and administrative expense	14.4	11.6	34.6	39.1
Depreciation and amortization	35.0	41.4	110.0	111.5
	$49.5	$58.1	$145.5	$158.2

See Note 9 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2020 and 2019.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$58.5	$57.4	$176.6	$165.7
Corporate general and administrative expenses	23.4	23.4	76.9	73.0
Share-based compensation expense included in general and administrative expense	19.3	16.3	55.2	39.5
Purchase accounting and related adjustments	14.4	11.6	34.6	39.1
	$115.6	$108.7	$343.3	$317.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Assets
Motion Picture	$1,255.8	$1,266.9
Television Production	1,433.6	1,414.8
Media Networks	4,516.2	4,671.4
Other unallocated assets(1)	802.4	598.1
	$8,008.0	$7,951.2
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
As of December 31, 2020, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 13 months from December 31, 2020):

December 31, 2020
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.7	in exchange for	$6.0	£0.78
Hungarian Forint	HUF 2,085.0	in exchange for	$7.1	HUF 293.74
Euro	€0.7	in exchange for	$0.9	€0.84
Canadian Dollar	C$14.8	in exchange for	$11.3	C$1.31
Croatian Kuna	HRK3.3	in exchange for	$0.5	HRK6.32
Czech Koruna	CZK177.1	in exchange for	$7.7	CZK23.01

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

During the nine months ended December 31, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements. These transactions effectively replaced $1.4 billion of the interest rate swaps presented in the table above, and resulted in an extension of the maturity date on an aggregate of $1.4 billion of the Company's interest rate swaps by an additional 2 to 5 years, subject to mandatory early termination dates, and a decrease of the weighted average fixed pay rate from 2.870% to 2.250% per annum.

These interest rate swap transactions consisted of the following in the nine months ended December 31, 2020: (i) $1.4 billion of the interest rate swaps presented in the table above were de-designated as cash flow hedges, (ii) the Company entered

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into $1.4 billion of pay-variable receive-fixed interest rate swaps which are designed to offset the terms of the $1.4 billion of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into $1.4 billion of new pay-fixed interest rate swaps with extended maturities. These new pay-fixed interest rate swaps are considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flows hedge (see discussion of cash flow presentation below).

Key terms of the new offsetting pay-variable receive-fixed interest rate swaps outstanding at December 31, 2020 are presented below (not designated as hedges):

Effective Date	Notional Amount (in millions)	Fixed Rate Received	Maturity Date
May 19, 2020	$700.0	2.915%	March 24, 2025
May 19, 2020	$300.0	2.885%	March 23, 2025
May 19, 2020	$50.0	2.744%	March 23, 2025
June 15, 2020	$100.0	2.808%	March 23, 2025
June 15, 2020	$50.0	2.728%	March 23, 2025
August 14, 2020	$200.0	2.723%	March 23, 2025
Total	$1,400.0

Key terms of the new designated cash flow hedge pay-fixed interest rate swaps outstanding at December 31, 2020 are presented below:

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

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statement of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain recognized in accumulated other comprehensive loss	$2.0	$0.1	$1.5	$1.7
Gain reclassified from accumulated other comprehensive loss into direct operating expense	$0.3	$0.4	$0.3	$1.9
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive loss	$12.2	$18.8	$(16.0)	$(52.3)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.2)	$(4.5)	$(25.2)	$(8.9)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$0.1	$0.3	$0.2
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.5)	$—	$(20.0)	$—

Total direct operating expense on consolidated statements of operations	$459.3	$594.6	$1,249.0	$1,662.0
Total interest expense on consolidated statements of operations	$45.0	$48.7	$135.2	$145.7

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 7). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. The gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $165.8 million and $261.6 million, respectively, resulting in an asset recorded in other assets - non current of $9.9 million and a liability recorded in other liabilities - non-current of $105.7 million as of December 31, 2020.
As of December 31, 2020 and March 31, 2020, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.3	$—	$1.0	$—
Interest rate swaps	—	14.5	—	30.2
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(4.6)	—	147.2
Fair value of derivatives	$2.3	$9.9	$1.0	$177.4
________________
(1)Includes $100.7 million and $56.3 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the new pay-variable receive-fixed interest rate swaps outstanding at December 31, 2020.

	March 31, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.6	$0.5	$—
Interest rate swaps	—	—	187.9
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	0.4	—
Fair value of derivatives	$0.6	$0.9	187.9

As of December 31, 2020, based on the current release schedule, the Company estimates approximately $1.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending December 31, 2021.
As of December 31, 2020, the Company estimates approximately $47.7 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$65.5	$65.7
Product inventory(1)	14.1	13.4
Tax credits receivable	79.1	78.3
	$158.7	$157.4
Other non-current assets
Prepaid expenses and other	$18.6	$34.3
Accounts receivable	49.9	53.6
Tax credits receivable	173.8	166.7
Operating lease right-of-use assets	128.7	136.9
Interest rate swap assets	9.9	—
	$380.9	$391.5
___________________
(1)Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2020 and 2019.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$353.2	$448.8	$1,008.3	$1,279.2
Net cash proceeds received	351.5	446.5	1,004.3	1,270.8
Loss recorded related to transfers of receivables	1.7	2.3	3.9	8.4

At December 31, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $540.9 million (March 31, 2020 - $529.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $44.0 million as of December 31, 2020 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and nine months ended December 31, 2020:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$40.8	$111.3	$126.8	$111.3
Less amounts from collections reinvested under revolving agreement	(32.5)	(19.7)	(107.4)	(19.7)
Proceeds from new transfers	8.3	91.6	19.4	91.6
Collections not reinvested and remitted or to be remitted	(11.5)	(13.5)	(25.8)	(13.5)
Net cash proceeds received	$(3.2)	$78.1	$(6.4)	$78.1

Carrying value of receivables transferred and derecognized (1)	$40.4	$110.9	$126.0	$110.9
Obligations recorded	$0.7	$1.6	$1.4	$1.6
Loss recorded related to transfers of receivables	$0.3	$1.3	$0.5	$1.3
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At December 31, 2020, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $86.1 million (March 31, 2020 - $92.5 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2020	$(18.8)	$(187.2)	$(206.0)
Other comprehensive income	5.6	30.3	35.9
December 31, 2020	$(13.2)	$(156.9)	$(170.1)

Cash, Cash Equivalents and Restricted Cash

There was no restricted cash in the unaudited condensed consolidated balance sheets as of December 31, 2020 or March 31, 2020.

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended December 31, 2020 include certain interest rate swap agreements, which are discussed in Note 16, "Derivative Instruments and Hedging Activities".

The supplemental schedule of non-cash investing and financing activities is presented below:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Non-cash investing activities:
Decrease in finance lease right-of-use asset due to a reassessment event	$(42.0)	$—

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event	$(48.6)	$—

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14.2	$2.1
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$6.0	$—
Operating leases - increase in lease liability	$12.6	$—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Subsequent Events

In January 2021, certain subsidiaries of the Company (the “Borrowers”) entered into a senior secured revolving credit facility with the lenders from time to time party thereto and MUFG Union Bank, N.A., as administrative agent, based on the Company’s tax credit receivables (the “Facility”). The maximum principal amount of the Facility is $120.0 million, subject to availability under the borrowing base, which is based on specified percentages of amounts payable to the Borrowers by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Maximum capacity under the Facility may be increased to $200.0 million through the exercise by the Borrowers of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. Borrowings under the Facility shall bear interest at a rate equal to, at the Borrowers’ option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum. The proceeds of the Facility shall be used to pay transaction fees, costs and interest associated with the Facility and the transactions contemplated thereby, and for repayment of debt and other general corporate purposes. The Facility is expected to mature on January 27, 2025.

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
Impact of COVID-19

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We continue to experience delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun (and have, in certain instances, completed) production on a number of films and television series, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to new health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020, as updated by the risk factors found under Part II, Item 1A. "Risk Factors" herein.

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

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and nine months ended December 31, 2020 we have incurred $14.8 million and $54.3 million, respectively, in incremental costs which were expensed in the period. These costs include $8.6 million and $36.6 million, respectively, reflected in direct operating expense, which include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs, and in the nine months ended December 31, 2020 include film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In addition, these costs include $5.4 million and $16.1 million, respectively, reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.8 million and $1.6 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during these periods. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements. See further discussion in the Results of Operations section below.

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

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any U.S. Food and Drug Administration ("FDA")-approved COVID-19 vaccines), and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, recent resurgences of COVID-19 in certain parts of the world, including the United States and parts of Europe, and the discovery of new variants of the virus, have resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2020 and 2019.
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
For investment in films and television programs monetized as a group, see further discussion below under Licensed Program Rights for a description of recording cost and amortization of costs monetized as a group.
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
Content Monetized Individually. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), whenever events or changes in circumstances indicate that the fair value of the individual film may be less than its unamortized costs, the unamortized costs of the individual film are compared to the estimated fair value of the individual film. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), whenever events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized costs, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.

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
Goodwill and Indefinite-Lived Intangibles. At December 31, 2020, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2020, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $2.04 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the three and nine months ended December 31, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment test, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.

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
During the three and nine months ended December 31, 2020, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our impairment assessment of our indefinite-lived trade names, or that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At December 31, 2020, the carrying value of our finite-lived intangible assets was approximately $1.36 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.35 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the quarter ended June 30, 2019, we amortized the Starz Traditional Affiliate customer relationships on a straight-line basis over 17 years.
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

During the three and nine months ended December 31, 2020, there were no events or circumstances that have changed that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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
Sales Returns Allowance. Revenues are recorded net of estimated returns and other allowances. We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.6 million and $1.6 million on our total revenue in the three and nine months ended December 31, 2020, respectively (2019 - $1.1 million and $2.7 million, respectively).
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
When a small change in our estimated pretax results would create a large change in our expected annual effective rate such that a reliable estimate of the expected annual effective tax rate cannot be made, as was the case for the three and nine months ended December 31, 2019, we calculate the income tax benefit (provision) using the cut-off method.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state jurisdictions have enacted legislation to comply with federal changes and some foreign jurisdictions have enacted similar tax incentive legislation. The impact of the CARES Act to our current and deferred income tax expense as of December 31, 2020 was immaterial, however we are continuing to analyze the impact of these tax law changes to future periods.
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
We regularly review our investments for impairment, including when the carrying value of an investment exceeds its market value and whether the decline in value is other-than-temporary. For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, we evaluate information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. As of December 31, 2020, our investments included investments in equity method investees of $30.4 million, and other investments of $2.1 million.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$250.3	$473.9	$(223.6)	(47.2)%
Television Production	228.2	189.4	38.8	20.5%
Media Networks	406.2	382.4	23.8	6.2%
Intersegment eliminations	(48.3)	(47.2)	(1.1)	2.3%
Total revenues	836.4	998.5	(162.1)	(16.2)%
Expenses:
Direct operating	459.3	594.6	(135.3)	(22.8)%
Distribution and marketing	176.2	279.1	(102.9)	(36.9)%
General and administration	115.6	108.7	6.9	6.3%
Depreciation and amortization	45.8	51.9	(6.1)	(11.8)%
Restructuring and other	2.4	3.7	(1.3)	(35.1)%
Total expenses	799.3	1,038.0	(238.7)	(23.0)%
Operating income (loss)	37.1	(39.5)	76.6	(193.9)%
Interest expense	(45.0)	(48.7)	3.7	(7.6)%
Interest and other income	0.5	2.0	(1.5)	(75.0)%
Other expense	(2.1)	(3.6)	1.5	(41.7)%
Loss on extinguishment of debt	—	(1.4)	1.4	(100.0)%
Equity interests loss	(0.7)	(4.6)	3.9	(84.8)%
Loss before income taxes	(10.2)	(95.8)	85.6	nm
Income tax provision	(7.0)	(2.0)	(5.0)	250.0%
Net loss	(17.2)	(97.8)	80.6	nm
Less: Net loss attributable to noncontrolling interest	3.3	6.6	(3.3)	(50.0)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(13.9)	$(91.2)	$77.3	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased in the three months ended December 31, 2020 primarily due to a decrease in Motion Picture revenues, which were negatively impacted by the COVID-19 global pandemic, partially offset by increased Television Production and Media Networks revenues.
With theaters mostly closed during the quarter due to circumstances associated with the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical and international revenue. The decrease was also, to a lesser extent, due to lower home entertainment packaged media revenue due to fewer home entertainment releases in the quarter, and lower television revenue.
Television Production revenue increased due to higher home entertainment revenue and, to a lesser extent, increased international revenue. These increases were partially offset by lower domestic television revenue due to significant revenue in the prior year's quarter from House of Payne.
The increase in Media Networks revenue was due to increased revenue across STARZPLAY International, Starz Networks and Other Streaming Services. See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$136.6	54.6%	$222.9	47.0%	$(86.3)	(38.7)%
Television Production	182.6	80.0	178.3	94.1	4.3	2.4%
Media Networks	175.2	43.1	162.8	42.6	12.4	7.6%
COVID-19 related charges	8.6	nm	—	nm	8.6	n/a
Other	0.6	nm	79.8	nm	(79.2)	(99.2)%
Intersegment eliminations	(44.3)	nm	(49.2)	nm	4.9	(10.0)%
	$459.3	54.9%	$594.6	59.5%	$(135.3)	(22.8)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended December 31, 2020, primarily due to lower Motion Picture revenue and lower other direct operating expense related to certain programming and content charges in the prior year's quarter (as further described below). These decreases were partially offset by an increase from Media Networks and COVID-19 related charges (as further described below). The increase in Media Networks direct operating expense was due to increases at Starz Networks from higher programming amortization in the current year's quarter, partially offset by lower direct operating expense at STARZPLAY International. In addition, intersegment eliminations decreased slightly in the quarter, primarily due to lower Television Production revenue and direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended December 31, 2020 we incurred $8.6 million in incremental costs which were expensed in the period which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements.

Other. During the three months ended December 31, 2019, in connection with management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $74.0 million in the prior year's quarter, which are excluded from segment operating results, but included in direct operating expense in the unaudited condensed consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$37.5	$177.0	$(139.5)	(78.8)%
Television Production	6.6	6.7	(0.1)	(1.5)%
Media Networks	126.5	95.2	31.3	32.9%
COVID-19 related charges	5.4	—	5.4	n/a
Other	0.2	0.2	—	—%
	$176.2	$279.1	$(102.9)	(36.9)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$7.4	$120.9	$(113.5)	(93.9)%

Distribution and marketing expenses decreased in the three months ended December 31, 2020, primarily due to a decrease in Motion Picture theatrical P&A, partially offset by increased Media Networks distribution and marketing expense. The decrease in Motion Picture theatrical P&A was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The increase in Media Networks distribution and marketing expense was driven by increases at Starz Networks, and STARZPLAY International. See further discussion in the Segment Results of Operations section below.
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended December 31, 2020 we incurred $5.4 million in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$26.2		$25.0		$1.2	4.8%
Television Production	9.5		10.1		(0.6)	(5.9)%
Media Networks	22.8		22.3		0.5	2.2%
Corporate	23.4		23.4		—	—%
	81.9	9.8%	80.8	8.1%	1.1	1.4%
Share-based compensation expense	19.3		16.3		3.0	18.4%
Purchase accounting and related adjustments	14.4		11.6		2.8	24.1%
Total general and administrative expenses	$115.6	13.8%	$108.7	10.9%	$6.9	6.3%

General and administrative expenses increased in the three months ended December 31, 2020, resulting from increases in Motion Picture and Media Networks general and administrative expenses and increases in share-based compensation expense and purchase accounting and related adjustments, partially offset by decreased Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses were comparable to the prior year's quarter.
The increase in share-based compensation expense included in general and administrative expense in the three months ended December 31, 2020, as compared to the three months ended December 31, 2019 is primarily due to an increase in the number of share-based payment awards incurring expense in the current quarter as compared to the prior year's quarter. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$19.3	$16.3
Direct operating expense	0.5	0.7
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$20.0	$17.2

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $2.8 million, or 24.1%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $45.8 million in the three months ended December 31, 2020 decreased $6.1 million, from $51.9 million in the three months ended December 31, 2019.
Restructuring and Other. Restructuring and other decreased $1.3 million in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2020 and 2019 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$0.9	$1.8	$(0.9)	(50.0)%
COVID-19 related charges(2)	0.8	—	0.8	n/a
Transaction and related costs(3)	0.7	1.9	(1.2)	(63.2)%
	$2.4	$3.7	$(1.3)	(35.1)%
_______________________
(1)Severance costs in the three months ended December 31, 2020 and 2019 were primarily related to restructuring activities in connection with recent acquisitions, and other cost-saving initiatives.
(2)During the three months ended December 31, 2020, the Company has incurred certain costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended December 31, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $45.0 million for the three months ended December 31, 2020 decreased $3.7 million, from $48.7 million in the three months ended December 31, 2019, due to lower interest expense on the term loans partially offset by an increase in amortization of debt financing costs and other non-cash interest. The decrease in interest expense on the term loans is primarily due to reductions of the outstanding principal amounts from required and voluntary principal payments since the prior year's quarter ended December 31, 2019, and the lower LIBOR rate in the current quarter. The increase in amortization of debt financing costs and other non-cash interest is due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facilities	$1.2	$1.9
Term loans	9.2	18.2
5.875% Senior Notes	7.7	7.7
6.375% Senior Notes	8.9	8.9
Other(1)	5.9	8.3
	32.9	45.0
Amortization of debt financing costs and other non-cash interest(2)	12.1	3.7
Total interest expense	$45.0	$48.7
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
Other Expense. Other expense of $2.1 million for the three months ended December 31, 2020 compared to other expense of $3.6 million for the three months ended December 31, 2019, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended December 31, 2019 was $1.4 million related to early repayments of $101.9 million in principal outstanding on the Term Loan B, with no comparable loss in the three months ended December 31, 2020. See Note 4 to our unaudited condensed consolidated financial statements.
Equity Interests Loss. Equity interests loss of $0.7 million in the three months ended December 31, 2020 compared to equity interests loss of $4.6 million in the three months ended December 31, 2019.

Income Tax Provision. We had an income tax provision of $7.0 million in the three months ended December 31, 2020, compared to an income tax provision of $2.0 million in the three months ended December 31, 2019. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended December 31, 2020 was also impacted by the change in uncertain tax benefits due to the expiration of statutory limitations and additional settlements with tax authorities.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2020 was $13.9 million, or basic and diluted net loss per common share of $0.06 on 220.8 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2019 of $91.2 million, or basic and diluted net loss per common share of $0.42 on 218.0 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 14 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$250.3	$473.9	$(223.6)	(47.2)%
Expenses:
Direct operating expense	136.6	222.9	(86.3)	(38.7)%
Distribution & marketing expense	37.5	177.0	(139.5)	(78.8)%
Gross contribution	76.2	74.0	2.2	3.0%
General and administrative expenses	26.2	25.0	1.2	4.8%
Segment profit	$50.0	$49.0	$1.0	2.0%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$7.4	$120.9	$(113.5)	(93.9)%

Direct operating expense as a percentage of revenue	54.6%	47.0%

Gross contribution as a percentage of revenue	30.4%	15.6%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$1.5	$0.3	$1.8	$101.0	$8.0	$109.0	$(107.2)
Home Entertainment
Digital Media	63.1	60.0	123.1	69.6	45.9	115.5	7.6
Packaged Media	17.1	19.3	36.4	42.4	33.0	75.4	(39.0)
Total Home Entertainment	80.2	79.3	159.5	112.0	78.9	190.9	(31.4)
Television	28.2	8.0	36.2	60.9	13.6	74.5	(38.3)
International	27.8	20.2	48.0	68.4	27.7	96.1	(48.1)
Other	3.1	1.7	4.8	2.1	1.3	3.4	1.4
	$140.8	$109.5	$250.3	$344.4	$129.5	$473.9	$(223.6)
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
With theaters mostly closed during the quarter due to circumstances associated with the COVID-19 global pandemic, theatrical revenue decreased $107.2 million, or 98.3%, in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The prior year's quarter included significant revenue from Knives Out and Midway.

Home entertainment revenue decreased $31.4 million, or 16.4%, in the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily due to a decrease of $39.0 million in packaged media revenues from our fiscal 2021 theatrical slate in our Feature Film category and decreases in our Other Film category. Digital media revenues this quarter includes revenues from the initial release on a streaming platform of Run, and to a lesser extent, revenue from the Premium VOD release of Antebellum, both of which represented a change in initial release strategy from theatrical release due to circumstances associated with the COVID-19 global pandemic. In addition, the prior year's quarter included significant revenue from Angel Has Fallen, Rambo: Last Blood, and John Wick: Chapter 3 - Parabellum.
Television revenue decreased $38.3 million, or 51.4%, in the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, due to fewer television windows opening (and revenue recognized) than in the prior year's quarter.
International revenue decreased $48.1 million, or 50.1%, in the three months ended December 31, 2020, as compared to the three months ended December 31, 2019 due to lower revenue from our fiscal 2021 theatrical slate in the current quarter, which had no new significant theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our fiscal 2020 theatrical slate in the prior year's quarter, which included significant revenue from Knives Out and John Wick: Chapter 3 - Parabellum.
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

Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. The increase in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. The prior year's quarter included significant revenue from Knives Out, John Wick: Chapter 3 - Parabellum, Angel Has Fallen and Rambo: Last Blood, and the current quarter had fewer theatrical releases and lower revenues from our fiscal 2021 theatrical slate due to circumstances associated with the COVID-19 global pandemic. Investment in film write-downs included in Motion Picture segment direct operating expense for the quarter were $13.7 million in the three months ended December 31, 2020, as compared to $37.2 million in the three months ended December 31, 2019.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended December 31, 2020 is due to lower theatrical P&A expense associated with the closure of theaters during the quarter due to circumstances associated with the COVID-19 global pandemic. Theatrical P&A and Premium VOD expense in the current quarter includes expense associated with the theatrical and Premium VOD release of Fatale. In the three months ended December 31, 2020, approximately $1.7 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters. In the three months ended December 31, 2019, approximately $7.0 million of P&A was incurred in advance for films to be released in subsequent quarters, such as Barb and Star Go To Vista Del Mar and I Still Believe.
Gross Contribution. While Motion Picture revenue declined during the quarter as discussed above, gross contribution of the Motion Picture segment for the three months ended December 31, 2020 increased 3.0% as compared to the three months ended December 31, 2019, due to lower distribution and marketing expense as a percentage of Motion Picture revenue.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $1.2 million, or 4.8%, primarily due to an increase in incentive compensation partially offset by decreases in salaries and related expenses, rent, facility and travel and related expenses.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$228.2	$189.4	$38.8	20.5%
Expenses:
Direct operating expense	182.6	178.3	4.3	2.4%
Distribution & marketing expense	6.6	6.7	(0.1)	(1.5)%
Gross contribution	39.0	4.4	34.6	nm
General and administrative expenses	9.5	10.1	(0.6)	(5.9)%
Segment profit	$29.5	$(5.7)	$35.2	nm

Direct operating expense as a percentage of revenue	80.0%	94.1%

Gross contribution as a percentage of revenue	17.1%	2.3%
________________________
nm - Percentage not meaningful.
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$119.7	$144.2	$(24.5)	(17.0)%
International	26.0	17.4	8.6	49.4%
Home Entertainment
Digital	58.0	10.0	48.0	nm
Packaged Media	3.1	0.6	2.5	nm
Total Home Entertainment	61.1	10.6	50.5	nm
Other	21.4	17.2	4.2	24.4%
	$228.2	$189.4	$38.8	20.5%
________________________
nm - Percentage not meaningful.

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due to significant revenue in the prior year's quarter from House of Payne.
International revenue in the three months ended December 31, 2020 increased $8.6 million, or 49.4%, primarily due to increased intersegment revenues from STARZPLAY International from the licensing of Starz original series.
Home entertainment revenue in the three months ended December 31, 2020 increased $50.5 million due to significant digital media revenue in the current quarter for Power Season 6 and Mad Men Seasons 1 to 7.
Other revenue includes revenue from 3 Arts Entertainment, which increased in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 driven by new producer fees and back-end participations as production activity increased in the quarter. Revenue from 3 Arts Entertainment was negatively impacted in prior quarters as a result of the COVID-19 global pandemic related disruptions. The extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases returning to and remaining at pre COVID-19 levels.
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
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2020 increased $4.3 million, or 2.4%. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. In particular, the current quarter included significant revenue from higher margin television series, such as Mad Men, as compared to the prior year's quarter which included newer television programs, which typically result in higher amortization expenses in relation to revenues initially.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2020 increased as compared to the three months ended December 31, 2019, due to increased television production revenue and lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $0.6 million, or 5.9%, primarily due to decreases in rent, facility and travel and related costs.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2020 and 2019.

	Three Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$406.2	$382.4	$23.8	6.2%
Expenses:
Direct operating expense	175.2	162.8	12.4	7.6%
Distribution & marketing expense	126.5	95.2	31.3	32.9%
Gross contribution	104.5	124.4	(19.9)	(16.0)%
General and administrative expenses	22.8	22.3	0.5	2.2%
Segment profit	$81.7	$102.1	$(20.4)	(20.0)%

Direct operating expense as a percentage of revenue	43.1%	42.6%

Gross contribution as a percentage of revenue	25.7%	32.5%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended				Three Months Ended
	December 31, 2020				December 31, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$375.3	$17.7	$13.2	$406.2	$367.6	$6.1	$8.7	$382.4
Expenses:
Direct operating expense	148.3	23.8	3.1	175.2	128.4	32.6	1.8	162.8
Distribution & marketing expense	90.5	25.4	10.6	126.5	70.5	9.5	15.2	95.2
Gross contribution	136.5	(31.5)	(0.5)	104.5	168.7	(36.0)	(8.3)	124.4
General and administrative expenses	15.7	4.6	2.5	22.8	17.1	3.7	1.5	22.3
Segment profit	$120.8	$(36.1)	$(3.0)	$81.7	$151.6	$(39.7)	$(9.8)	$102.1

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

The pro forma subscriber data as of December 31, 2019 reflects the number of subscribers as of December 31, 2019, adjusted to remove the estimated number of subscribers to MVPD video packages or MVPD bundles that include the Starz service for distributors who dropped or removed Starz from these highly distributed MVPD video packages or MVPD bundles. This is a key metric to show prior period subscribers on a comparable basis to December 31, 2020 quarter-end subscribers. An MVPD video package is an offering by our distributors to its customers of multiple distinct video networks or services for a single recurring price where there is no distinction of price on any one specific network. An MVPD bundle is an offering by our distributors to its customers of two or more distinct MVPD services, such as video, internet and phone, sold on a subscription basis to a consumer or subscriber for a single price, and may include additional premium channels, like STARZ, to promote the bundle offering.

			Pro Forma
	December 31,	December 31,	December 31,
	2020	2019	2019
	(Amounts in millions)
Domestic Subscribers
STARZ	21.0	23.5	17.3
Other Streaming Services(1)	0.9	0.6	0.6
	21.9	24.1	17.9
International Subscribers
STARZPLAY International	4.3	2.7	2.7
STARZPLAY Arabia(2)	1.8	1.7	1.7
	6.1	4.4	4.4
Total Domestic and International Subscribers	28.0	28.5	22.3

Subscribers by Platform:
Linear Subscribers	13.4	19.9	13.7
OTT Subscribers(3)	14.6	8.6	8.6
Total Global Subscribers	28.0	28.5	22.3
___________________
(1)Represents subscribers of our premium Spanish-language streaming service, Pantaya, which was launched in the quarter ended September 30, 2017.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The increase in Media Networks' revenue was driven by increased STARZPLAY International revenue of $11.6 million, increased Starz Networks revenue of $7.7 million and increased revenue from Other Streaming Services of $4.5 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since December 31, 2019. Starz Networks' revenue increased as a result of higher OTT revenue resulting from increased subscriptions, which was partially offset by declines in revenue from traditional linear services.
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

During the three months ended December 31, 2020 and 2019, the following original series premiered on STARZ:

Three Months Ended December 31, 2020*	Three Months Ended December 31, 2019
Seduced: Inside the NXIVM Cult	Dublin Murders
The Spanish Princess Season 2	Leavenworth
*In addition, while Power Book II: Ghost premiered in the three months ended September 30, 2020, the series returned with a mid-season premiere in December 2020.
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
The increase in Media Networks direct operating expenses is due to higher direct operating expenses at Starz Networks, partially offset by lower direct operating expense at STARZPLAY International in the three months ended December 31, 2020. The increase in Starz Networks direct operating expense was primarily due to higher programming amortization related to our Starz Originals, and to a lesser extent, a benefit in the prior year's quarter of $4.6 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming cost in the three months ended December 31, 2019 and prior quarters, which reduced the cost being amortized in the current quarter, partially offset by the continued expansion of STARZPLAY International.
The increase in Media Networks distribution and marketing expense is due to an increase at Starz Networks, and STARZPLAY International. Starz Networks' distribution and marketing expense increased due to increased marketing spend to drive subscriber growth on the STARZ app and for Starz Original series during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories previously launched, and additional territories launched since December 31, 2019.
Gross Contribution. The decrease in gross contribution of the Media Networks segment compared to the prior year's quarter was due to a decrease at Starz Networks due to increased direct operating expenses and distribution and marketing expenses as discussed above, which was partially offset by lower negative contributions from STARZPLAY International and Other Streaming Services.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2020 increased slightly from the prior year's quarter, driven by slightly increased general and administrative expenses for STARZPLAY International and Other Streaming Services, partially offset by a slight decrease in Starz Networks.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$788.6	$1,277.6	$(489.0)	(38.3)%
Television Production	621.0	743.2	(122.2)	(16.4)%
Media Networks	1,161.7	1,128.8	32.9	2.9%
Intersegment eliminations	(176.3)	(203.9)	27.6	(13.5)%
Total revenues	2,395.0	2,945.7	(550.7)	(18.7)%
Expenses:
Direct operating	1,249.0	1,662.0	(413.0)	(24.8)%
Distribution and marketing	484.6	791.7	(307.1)	(38.8)%
General and administration	343.3	317.3	26.0	8.2%
Depreciation and amortization	142.9	143.0	(0.1)	(0.1)%
Restructuring and other	18.9	16.8	2.1	12.5%
Total expenses	2,238.7	2,930.8	(692.1)	(23.6)%
Operating income	156.3	14.9	141.4	949.0%
Interest expense	(135.2)	(145.7)	10.5	(7.2)%
Interest and other income	2.2	7.0	(4.8)	(68.6)%
Other expense	(4.5)	(9.7)	5.2	(53.6)%
Loss on extinguishment of debt	—	(1.4)	1.4	(100.0)%
Gain (loss) on investments	0.3	(0.3)	0.6	nm
Equity interests loss	(5.1)	(15.7)	10.6	(67.5)%
Income (loss) before income taxes	14.0	(150.9)	164.9	(109.3)%
Income tax provision	(6.7)	(6.5)	(0.2)	3.1%
Net income (loss)	7.3	(157.4)	164.7	(104.6)%
Less: Net loss attributable to noncontrolling interest	11.5	14.0	(2.5)	(17.9)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$18.8	$(143.4)	$162.2	(113.1)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased in the nine months ended December 31, 2020, primarily due to decreases in Motion Picture and Television Production revenues, which were negatively impacted by the COVID-19 global pandemic, partially offset by increased Media Networks revenues and lower intersegment eliminations associated with lower Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
With theaters mostly closed during the period due to circumstances associated with the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical and international revenue, and to a lesser extent, lower home entertainment packaged media revenue due to fewer home entertainment releases in the period, lower television and other revenue.
Television Production revenue decreased due to lower domestic television revenue with fewer television episodes delivered, largely because of the pausing of productions associated with the COVID-19 global pandemic, and to a lesser extent, due to lower other revenue. These decreases were partially offset by an increase in home entertainment revenue and international revenue.
The increase in Media Networks revenue was due to increased revenue across STARZPLAY International and Other Streaming Services, partially offset by decreased revenue at Starz Networks. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$373.0	47.3%	$625.1	48.9%	$(252.1)	(40.3)%
Television Production	494.3	79.6	660.9	88.9	(166.6)	(25.2)%
Media Networks	504.6	43.4	499.8	44.3	4.8	1.0%
COVID-19 related charges	36.6	nm	—	nm	36.6	n/a
Other	2.5	nm	82.7	nm	(80.2)	(97.0)%
Intersegment eliminations	(162.0)	nm	(206.5)	nm	44.5	(21.5)%
	$1,249.0	52.2%	$1,662.0	56.4%	$(413.0)	(24.8)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the nine months ended December 31, 2020 primarily due to lower Motion Picture and Television Production revenue and lower other direct operating expense related to certain programming and content charges in the prior year's period (as further described below). These decreases were partially offset by an increase from Media Networks and COVID-19 related charges (as further described below). The decrease in Television Production direct operating expense was partially offset by the decrease in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. The increase from Media Networks was due to a benefit at Starz Networks in the prior year's period of $41.3 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, which was partially offset by lower programming amortization at STARZPLAY International. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the nine months ended December 31, 2020 we incurred $36.6 million in incremental costs which were expensed in the period which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements.

Other. During the nine months ended December 31, 2019, in connection with management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $74.0 million in the prior year's period, which are excluded from segment operating results, but included in direct operating expense in the unaudited condensed consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$101.7	$468.8	$(367.1)	(78.3)%
Television Production	20.9	23.5	(2.6)	(11.1)%
Media Networks	345.5	299.0	46.5	15.6%
COVID-19 related charges	16.1	—	16.1	n/a
Other	0.4	0.4	—	—%
	$484.6	$791.7	$(307.1)	(38.8)%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense(1)	$24.9	$318.0	$(293.1)	(92.2)%
 ______________________
(1)Amounts in the nine months ended December 31, 2020 include $17.5 million from the quarter ended September 30, 2020 not previously included in the prior disclosure of solely U.S. theatrical P&A (none from the quarter ended June 30, 2020).
Distribution and marketing expenses decreased in the nine months ended December 31, 2020, primarily due to a decrease in Motion Picture theatrical P&A, partially offset by increased Media Networks distribution and marketing expense and COVID-19 related charges (as further described below). The decrease in Motion Picture theatrical P&A was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The increase in Media Networks distribution and marketing expense was driven by increases at STARZPLAY International. See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the nine months ended December 31, 2020 we incurred $16.1 million in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2020	% of Revenues	2019	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$79.8		$76.1		$3.7	4.9%
Television Production	31.5		26.9		4.6	17.1%
Media Networks	65.3		62.7		2.6	4.1%
Corporate	76.9		73.0		3.9	5.3%
	253.5	10.6%	238.7	8.1%	14.8	6.2%
Share-based compensation expense	55.2		39.5		15.7	39.7%
Purchase accounting and related adjustments	34.6		39.1		(4.5)	(11.5)%
Total general and administrative expenses	$343.3	14.3%	$317.3	10.8%	$26.0	8.2%

General and administrative expenses increased in the nine months ended December 31, 2020, resulting from increases in Corporate, Motion Picture, Media Networks and Television Production general and administrative expenses and an increase in share-based compensation expense, partially offset by decreased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $3.9 million, or 5.3%, primarily due to an increase in incentive based compensation partially offset by a decrease in professional fees.
The increase in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019 is primarily due to an increase in the number of share-based payment awards incurring expense in the current period as compared to the prior year's period. Additionally, the increase in share-based compensation expense is due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table reconciles this amount to total share-based compensation expense:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$55.2	$39.5
Restructuring and other(1)	2.8	0.3
Direct operating expense	1.5	1.1
Distribution and marketing expense	0.5	0.4
Total share-based compensation expense	$60.0	$41.3
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $4.5 million, or 11.5%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $142.9 million for the nine months ended December 31, 2020 decreased $0.1 million, from $143.0 million in the nine months ended December 31, 2019.

Restructuring and Other. Restructuring and other increased $2.1 million in the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2020 and 2019 (see Note 13 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$11.6	$7.7	$3.9	50.6%
Accelerated vesting on equity awards (see Note 11 to our unaudited condensed consolidated financial statements)	2.8	0.3	2.5	nm
Total severance costs	14.4	8.0	6.4	80.0%
COVID-19 related charges(2)	1.6	—	1.6	n/a
Transaction and related costs(3)	2.9	8.8	(5.9)	(67.0)%
	$18.9	$16.8	$2.1	12.5%
_______________________
nm - Percentage not meaningful.
(1)Severance costs in the nine months ended December 31, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the nine months ended December 31, 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the nine months ended December 31, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $135.2 million in the nine months ended December 31, 2020 decreased $10.5 million from the nine months ended December 31, 2019, due to lower interest expense on the term loans partially offset by an increase in amortization of debt financing costs and other non-cash interest. The decrease in interest expense on the term loans is primarily due to reductions of the outstanding principal amounts from required and voluntary principal payments since the prior year's period ended December 31, 2019, and the lower LIBOR rate in the current period. The increase in amortization of debt financing costs and other non-cash interest is due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$3.2	$5.2
Term loans	29.2	59.9
5.875% Senior Notes	22.8	22.9
6.375% Senior Notes	26.1	26.2
Other(1)	23.3	20.3
	104.6	134.5
Amortization of debt financing costs and other non-cash interest(2)	30.6	11.2
Total interest expense	$135.2	$145.7
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
Other Expense. Other expense of $4.5 million for the nine months ended December 31, 2020 compared to other expense of $9.7 million for the nine months ended December 31, 2019, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended December 31, 2019 was $1.4 million related to early repayments of $101.9 million in principal outstanding on the Term Loan B, with no comparable loss in the nine months ended December 31, 2020. See Note 4 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Gain on investments of $0.3 million for the nine months ended December 31, 2020 represented a gain on sale of equity securities without readily determinable fair values and unrealized gains on equity securities, offset by impairments of equity method investments and equity securities without readily determinable fair values that were written down to their estimated fair value. This compared to loss on investments of $0.3 million for the nine months ended December 31, 2019 which represented unrealized losses on equity securities.
Equity Interests Loss. Equity interests loss of $5.1 million in the nine months ended December 31, 2020 compared to equity interests loss of $15.7 million in the nine months ended December 31, 2019 due to lower losses from our equity method investees.

Income Tax Provision. We had an income tax provision of $6.7 million in the nine months ended December 31, 2020, compared to an income tax provision of $6.5 million in the nine months ended December 31, 2019. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the nine months ended December 31, 2020 was also impacted by the change in uncertain tax benefits due to the expiration of statutory limitations and additional settlements with tax authorities.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the nine months ended December 31, 2020 was $18.8 million, or basic net income per common share of $0.09 on 220.3 million weighted average common shares outstanding and diluted net income per common share of $0.09 on 221.4 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2019 of $143.4 million, or basic and diluted net loss per common share of $0.66 on 217.2 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 14 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$788.6	$1,277.6	$(489.0)	(38.3)%
Expenses:
Direct operating expense	373.0	625.1	(252.1)	(40.3)%
Distribution & marketing expense	101.7	468.8	(367.1)	(78.3)%
Gross contribution	313.9	183.7	130.2	70.9%
General and administrative expenses	79.8	76.1	3.7	4.9%
Segment profit	$234.1	$107.6	$126.5	117.6%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense(1)	$24.9	$318.0	$(293.1)	(92.2)%

Direct operating expense as a percentage of revenue	47.3%	48.9%

Gross contribution as a percentage of revenue	39.8%	14.4%
 ______________________
(1)Amounts in the nine months ended December 31, 2020 include $17.5 million from the quarter ended September 30, 2020 not previously included in the prior disclosure of solely U.S. theatrical P&A (none from the quarter ended June 30, 2020).
Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
	2020			2019			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$1.5	$0.6	$2.1	$289.2	$27.3	$316.5	$(314.4)
Home Entertainment
Digital Media	193.9	173.1	367.0	188.0	124.1	312.1	54.9
Packaged Media	55.7	54.1	109.8	114.2	82.8	197.0	(87.2)
Total Home Entertainment	249.6	227.2	476.8	302.2	206.9	509.1	(32.3)
Television	121.7	32.2	153.9	138.4	39.3	177.7	(23.8)
International	86.6	59.4	146.0	193.4	63.2	256.6	(110.6)
Other	5.8	4.0	9.8	15.8	1.9	17.7	(7.9)
	$465.2	$323.4	$788.6	$939.0	$338.6	$1,277.6	$(489.0)
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
With theaters mostly closed during the period due to circumstances associated with the COVID-19 global pandemic, theatrical revenue decreased $314.4 million, or 99.3%, in the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The prior year's period included significant revenue from John Wick: Chapter 3 - Parabellum, Knives Out, Scary Stories to Tell in the Dark, Angel Has Fallen, Midway and Rambo: Last Blood.

Home entertainment revenue decreased $32.3 million, or 6.3%, in the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, due to a decrease of $87.2 million in packaged media revenues as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate in our Feature Film category due to circumstances associated with the COVID-19 global pandemic, and decreases in our Other Films category. The decrease in packaged media revenues was partially offset by increased digital media revenues of $54.9 million, which included increases in our Other Films category from The Secret: Dare to Dream and Force of Nature. Digital media revenue also increased in our Feature Film category from the initial release on a streaming platform of Run, and the Premium VOD release of Antebellum, and from our fiscal 2020 theatrical slate (I Still Believe and Knives Out), as compared to the prior year's period which included significant digital media revenue from John Wick: Chapter 3 - Parabellum.
Television revenue decreased $23.8 million, or 13.4%, in the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019 due to fewer television windows opening (and revenue recognized) than in the prior year's period.
International revenue decreased $110.6 million, or 43.1%, in the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019 due to lower revenue from our fiscal 2021 theatrical slate in the current period, which had no new significant theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our fiscal 2020 theatrical slate in the prior year's period, which included significant international revenue from John Wick: Chapter 3 - Parabellum.
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

Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. The decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. In particular, the decrease was impacted by the lower amortization rate of the fiscal 2020 and prior theatrical slate titles generating revenue in the current period as compared to the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense for the period were $14.6 million in the nine months ended December 31, 2020, as compared to $38.8 million in the nine months ended December 31, 2019.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2020 is due to lower theatrical P&A expense associated with the closure of theaters during the period due to circumstances associated with the COVID-19 global pandemic. Theatrical P&A and Premium VOD expense in the current period includes expense associated with the Premium VOD release of Antebellum and the theatrical and Premium VOD release of Fatale. In the nine months ended December 31, 2020, approximately $3.6 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters. In the nine months ended December 31, 2019, approximately $11.4 million of P&A was incurred in advance for films to be released in subsequent quarters, such as I Still Believe, Barb and Star Go to Vista Del Mar, and Antebellum.
Gross Contribution. While Motion Picture revenue declined during the period as discussed above, gross contribution of the Motion Picture segment for the nine months ended December 31, 2020 increased 70.9% as compared to the nine months ended December 31, 2019 due to lower Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2020 increased $3.7 million, or 4.9%, primarily due to an increase in incentive based compensation partially offset by decreases in rent, facility and travel and related costs.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$621.0	$743.2	$(122.2)	(16.4)%
Expenses:
Direct operating expense	494.3	660.9	(166.6)	(25.2)%
Distribution & marketing expense	20.9	23.5	(2.6)	(11.1)%
Gross contribution	105.8	58.8	47.0	79.9%
General and administrative expenses	31.5	26.9	4.6	17.1%
Segment profit	$74.3	$31.9	$42.4	132.9%

Direct operating expense as a percentage of revenue	79.6%	88.9%

Gross contribution as a percentage of revenue	17.0%	7.9%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Television Production	(Amounts in millions)
Television	$332.3	$526.4	$(194.1)	(36.9)%
International	120.4	113.3	7.1	6.3%
Home Entertainment
Digital	119.8	47.6	72.2	151.7%
Packaged Media	4.9	2.2	2.7	122.7%
Total Home Entertainment	124.7	49.8	74.9	150.4%
Other	43.6	53.7	(10.1)	(18.8)%
	$621.0	$743.2	$(122.2)	(16.4)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, due to fewer television episodes delivered, decreased intersegment revenues from the licensing of Starz original series, and decreased revenue from reality television series, all of which were negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in the current period. In addition, the prior year's period included significant revenue from House of Payne.
International revenue in the nine months ended December 31, 2020 increased $7.1 million, or 6.3% as compared to the nine months ended December 31, 2019 due to increased intersegment revenues from STARZPLAY International from the licensing of Starz original series.
Home entertainment revenue in the nine months ended December 31, 2020 increased $74.9 million driven by digital media revenue in the current period for Mad Men Seasons 1 - 7 and Power Season 6, partially offset by digital media revenue in the prior year's period for Power Season 5.
Other revenue decreased in the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. Revenue of 3 Arts Entertainment was negatively impacted in the nine months ended December 31, 2020 as a result of the COVID-19 global pandemic related disruptions. The extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases returning to and remaining at pre COVID-19 levels.
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
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2020 decreased $166.6 million, or 25.2% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, due to the COVID-19 global pandemic related disruptions, the current period included fewer deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue.

Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2020 increased as compared to the nine months ended December 31, 2019, due to lower direct operating expenses as a percentage of television production revenue, partially offset by lower television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $4.6 million, or 17.1%, primarily due to increases in incentive compensation and salaries and related expenses partially offset by decreases in travel and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,161.7	$1,128.8	$32.9	2.9%
Expenses:
Direct operating expense	504.6	499.8	4.8	1.0%
Distribution & marketing expense	345.5	299.0	46.5	15.6%
Gross contribution	311.6	330.0	(18.4)	(5.6)%
General and administrative expenses	65.3	62.7	2.6	4.1%
Segment profit	$246.3	$267.3	$(21.0)	(7.9)%

Direct operating expense as a percentage of revenue	43.4%	44.3%

Gross contribution as a percentage of revenue	26.8%	29.2%

The following table sets forth the Media Networks segment profit by product line:

	Nine Months Ended				Nine Months Ended
	December 31, 2020				December 31, 2019
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,081.8	$41.9	$38.0	$1,161.7	$1,092.4	$13.6	$22.8	$1,128.8
Expenses:
Direct operating expense	438.3	58.3	8.0	504.6	400.8	95.1	3.9	499.8
Distribution & marketing expense	256.5	59.5	29.5	345.5	248.5	21.5	29.0	299.0
Gross contribution	387.0	(75.9)	0.5	311.6	443.1	(103.0)	(10.1)	330.0
General and administrative expenses	47.5	12.6	5.2	65.3	47.5	10.6	4.6	62.7
Segment profit	$339.5	$(88.5)	$(4.7)	$246.3	$395.6	$(113.6)	$(14.7)	$267.3

Revenue. The increase in Media Networks' revenue was driven by higher STARZPLAY International revenue of $28.3 million, and increased Other Streaming Services revenue of $15.2 million due to subscriber growth, which was partially offset by decreased Starz Networks' revenue of $10.6 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since December 31, 2019. Starz Networks' revenue decreased as a result of declines in revenue from traditional linear services, which was partially offset by higher OTT revenue resulting from increased subscriptions.
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
During the nine months ended December 31, 2020 and 2019, the following original series premiered on STARZ:

Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
First Quarter:	First Quarter:
Vida Season 3	The Spanish Princess
Hightown Season 1	Vida Season 2
The Rook Season 1
Second Quarter:	Second Quarter:
P-Valley Season 1	Sweetbitter Season 2
Power Book II: Ghost	Power Season 6
Power Confidential Season 1
Third Quarter:*	Third Quarter:
Seduced: Inside the NXIVM Cult	Dublin Murders
The Spanish Princess Season 2	Leavenworth
*In addition, while Power Book II: Ghost premiered in the second quarter ended September 30, 2020, the series returned with a mid-season premiere in the third quarter in December 2020.
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
The increase in Media Networks direct operating expenses is due to increases at Starz Networks and, to a lesser extent, Other Streaming Services, partially offset by lower direct operating expenses at STARZPLAY International in the nine months ended December 31, 2020. The increase in Starz Networks direct operating expense was primarily due to a benefit in the prior year's period of $41.3 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, and higher programming amortization related to theatrical releases under our programming output agreement, partially offset by lower programming amortization and development expense related to our Starz Originals due to fewer series premieres. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming cost in the nine months ended December 31, 2019 and prior periods, which reduced the cost being amortized in the current period, partially offset by the continued expansion of STARZPLAY International.
The increase in Media Networks distribution and marketing expense is due to an increase at STARZPLAY International. Distribution and marketing expense for STARZPLAY International increased due to an increase in advertising and marketing costs in order to drive subscriber growth in the international territories previously launched, and additional territories launched since December 31, 2019.

Gross Contribution. The decrease in gross contribution compared to the nine months ended December 31, 2019 was due to a decrease at Starz Networks primarily due to the benefit in direct operating expense in the prior year's period as discussed above, partially offset by lower negative contributions from STARZPLAY International and Other Streaming Services.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the nine months ended December 31, 2020 increased slightly from the prior year's period, driven by increased general and administrative expenses for STARZPLAY International.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, debt, and our production loans. As of December 31, 2020, we had cash and cash equivalents of $551.5 million. Our debt at December 31, 2020 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at December 31, 2020) due March 2023 (the "Revolving Credit Facility"), a five-year term loan A facility due March 2023 (the "Term Loan A"), a seven-year term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes").
In January 2021, certain subsidiaries of the Company (the “Borrowers”) entered into a senior secured revolving credit facility with the lenders from time to time party thereto and MUFG Union Bank, N.A., as administrative agent, based on the Company’s tax credit receivables (the “Facility”). The maximum principal amount of the Facility is $120.0 million, subject to availability under the borrowing base, which is based on specified percentages of amounts payable to the Borrowers by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Maximum capacity under the Facility may be increased to $200.0 million through the exercise by the Borrowers of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. Borrowings under the Facility shall bear interest at a rate equal to, at the Borrowers’ option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum. The proceeds of the Facility shall be used to pay transaction fees, costs and interest associated with the Facility and the transactions contemplated thereby, and for repayment of debt and other general corporate purposes. The Facility is expected to mature on January 27, 2025. See Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements.
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
In addition, the Company has a redeemable noncontrolling interest balance of $191.5 million as of December 31, 2020 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests.
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
The Pilgrim Media Group noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 17.5% of Pilgrim Media Group, at fair value, until February 19, 2021, as amended. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable at seven years after the acquisition date of November 12, 2015.
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
In the short-term, while a portion of our revenue has been reduced as a result of disruptions associated with the COVID-19 global pandemic, our cash requirements for productions and marketing spends have also been reduced. In some areas, we have experienced increases in revenue and viewership of our content. We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. As a result, we cannot predict the outcome of the full extent of the disruptions associated with the COVID-19 global pandemic on our operating results, cash flows and financial position.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our senior secured revolving credit facility based on our tax credit receivables, and available production financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, distribution commitments, the monetization of trade accounts receivable, and our senior secured revolving credit facility based on our tax credit receivables. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. Additionally, circumstances related to the COVID-19 global pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2020, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2020, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended December 31, 2020, the Company did not repurchase any common shares. During the nine months ended December 31, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75.
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
Capacity to Pay Dividends. At December 31, 2020, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net income, and therefore the Company's net income of $7.3 million and accumulated deficit of $18.8 million were deemed free of restrictions from paying dividends at December 31, 2020.

Discussion of Operating, Investing, Financing Cash Flows
Cash and cash equivalents increased by $227.4 million for the nine months ended December 31, 2020 and increased by $10.1 million for the nine months ended December 31, 2019, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the nine months ended December 31, 2020 and 2019 were as follows:

	Nine Months Ended
	December 31,
	2020	2019	Net Change
	(Amounts in millions)
Operating income	$156.3	$14.9	$141.4
Depreciation and amortization	142.9	143.0	(0.1)
Amortization of films and television programs and program rights	853.6	1,306.0	(452.4)
Non-cash share-based compensation	60.1	41.4	18.7
Cash interest	(104.7)	(134.5)	29.8
Current income tax provision	(6.7)	(5.7)	(1.0)
Other non-cash charges included in operating activities	49.5	43.4	6.1
Cash flows from operations before changes in operating assets and liabilities	1,151.0	1,408.5	(257.5)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	133.6	271.0	(137.4)
Investment in films and television programs and program rights	(984.7)	(1,136.1)	151.4
Accounts payable and accrued liabilities	(7.7)	(33.8)	26.1
Other changes in operating assets and liabilities	(132.9)	(75.2)	(57.7)
Changes in operating assets and liabilities	(991.7)	(974.1)	(17.6)
Net Cash Flows Provided By Operating Activities	$159.3	$434.4	$(275.1)

Cash flows provided by operating activities for the nine months ended December 31, 2020 were $159.3 million compared to cash flows provided by operating activities of $434.4 million for the nine months ended December 31, 2019. The decrease in cash provided by operating activities for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019 is due to lower cash flows from operations before changes in operating assets and liabilities, and to a lesser extent, greater cash used from changes in operating assets and liabilities as shown above. The greater use of cash from changes in operating assets and liabilities was driven by lower decreases in accounts receivable, net and other assets, and greater use of cash from changes in other operating assets and liabilities driven by decreases in film obligations, as reflected above. These decreases were partially offset by lower cash used for investment in films and television programs and program rights as reflected above, and the receipt of $64.3 million from the Internal Revenue Service related to the Company's net operating loss carryback claim which is subject to review and included in other liabilities until the review is completed. In addition, cash flows provided by operating activities for the nine months ended December 31, 2020 included a net benefit of approximately $7.0 million from the monetization of accounts receivables programs, as compared to a benefit of $280.9 million for the nine months ended December 31, 2019 (see Note 17 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2020 and 2019 were as follows:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Proceeds from the sale of other investments	$5.1	$—
Investment in equity method investees and other	(0.2)	(14.8)
Capital expenditures	(25.8)	(24.0)
Net Cash Flows Used In Investing Activities	$(20.9)	$(38.8)
Cash used in investing activities of $20.9 million for the nine months ended December 31, 2020 compared to cash used in investing activities of $38.8 million for the nine months ended December 31, 2019, as reflected above.
Financing Activities. Cash flows used in financing activities for the nine months ended December 31, 2020 and 2019 were as follows:

	Nine Months Ended
	December 31,
	2020	2019
	(Amounts in millions)
Debt - borrowings	$160.0	$597.1
Debt - repayments	(210.9)	(738.6)
Net borrowings (repayments) of debt	(50.9)	(141.5)

Production loans - borrowings	219.2	54.0
Production loans - repayments	(51.9)	(290.9)
Net proceeds from (repayments of) production loans	167.3	(236.9)

Repurchase of common shares	(2.2)	—
Other financing activities	(25.2)	(7.1)
Net Cash Flows Provided By (Used In) Financing Activities	$89.0	$(385.5)
Cash flows provided by financing activities of $89.0 million for the nine months ended December 31, 2020 compared to cash flows used in financing activities of $385.5 million for the nine months ended December 31, 2019. Cash flows provided by financing activities for the nine months ended December 31, 2020 primarily reflects net production loan borrowings of $167.3 million as production activity increased in the quarter, and net debt repayments of $50.9 million representing required repayments on our term loans. In addition, other financing activities in the nine months ended December 31, 2020 includes $15.4 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements).
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
Production Loans

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our production loans.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of December 31, 2020:

	Three Months Ending March 31,	Year Ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of December 31, 2020 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	13.1	75.0	585.0	—	—	—	673.1
Term Loan B	3.2	12.5	12.5	12.5	915.1	—	955.8
5.875% Senior Notes	—	—	—	—	518.7	—	518.7
6.375% Senior Notes	—	—	—	545.6	—	—	545.6
Film obligations and production loans(1)	18.4	301.6	78.8	119.7	4.6	2.1	525.2
Operating lease obligations	13.5	40.9	37.5	25.3	15.0	49.4	181.6
Finance lease obligations	0.4	—	—	—	—	—	0.4
	48.6	430.0	713.8	703.1	1,453.4	51.5	3,400.4
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(2)	124.4	500.1	58.1	155.9	36.8	31.8	907.1
Interest payments(3)	34.3	136.3	134.0	115.5	72.1	—	492.2
Other contractual obligations	66.8	90.4	54.8	15.2	8.4	49.0	284.6
	225.5	726.8	246.9	286.6	117.3	80.8	1,683.9
Total future repayment of debt and other commitments under contractual obligations (4)	$274.1	$1,156.8	$960.7	$989.7	$1,570.7	$132.3	$5,084.3
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
(4)Not included in the amounts above are $191.5 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 8 to our unaudited condensed consolidated financial statements). In addition, in January 2021, we entered into a senior secured revolving credit facility based on our tax credit receivables. The maximum principal amount of the Facility is $120.0 million, subject to availability under the borrowing base, which is based on specified percentages of amounts payable to the Borrowers by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Maximum capacity under the Facility may be increased to $200.0 million through the exercise by the Borrowers of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility is expected to mature on January 27, 2025. See Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements.

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 9 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.6 billion at December 31, 2020 (March 31, 2020 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at December 31, 2020 (March 31, 2020 - $1.0 billion).
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
Interest Rate Risk. At December 31, 2020, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 16 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities and certain production loans, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of December 31, 2020, each quarter point change in interest rates would result in a $3.6 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 2.28% to 2.96% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.8 million in additional costs capitalized to the respective film or television asset.

At December 31, 2020, our 5.875% Senior Notes and 6.375% Senior Notes had an outstanding carrying value of $1,046.5 million, and an estimated fair value of $1,085.8 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $19.3 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.875% Senior Notes and 6.375% Senior Notes by approximately $12.0 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2020:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	December 31, 2020
			(Amounts in millions)
Debt and Production Loans
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	13.1	75.0	585.0	—	—	—	673.1	652.9
Average Interest Rate	1.89%	1.89%	1.89%	—	—	—
Term Loan B(1)	3.2	12.5	12.5	12.5	915.1	—	955.8	931.9
Average Interest Rate	2.39%	2.39%	2.39%	2.39%	2.39%	—
Production loans	—	160.4	53.3	106.4	—	—	320.1	320.1
Average Interest Rate	—	2.82%	2.46%	2.39%	—	—
Fixed Rates:
5.875% Senior Notes	—	—	—	—	518.7	—	518.7	526.5
Interest Rate	—	—	—	—	5.875%	—
6.375% Senior Notes	—	—	—	545.6	—	—	545.6	559.3
Interest Rate	—	—	—	6.375%	—	—
Interest Rate Swaps(2)
Variable to fixed notional amount	—	—	—	—	300.0	1,400.0	1,700.0	165.5
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
As of December 31, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2020.
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

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We continue to experience delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun (and have, in certain instances, completed) production of a number of films and television series, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to new health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 27, 2020.

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

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and nine months ended December 31, 2020 we have incurred $14.8 million and $54.3 million, respectively, in incremental costs which were expensed in the period. These costs include $8.6 million and $36.6 million, respectively, reflected in direct operating expense, which include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs, and in the nine months ended December 31, 2020 include film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In addition, these costs include $5.4 million and $16.1 million, respectively, reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.8 million and $1.6 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during these periods. We expect to incur additional incremental costs in future periods. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, recent resurgences of COVID-19 in certain parts of the world, including the United States and parts of Europe, and the discovery of new variants of the virus, have resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Securities

On May 31, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common shares. On each of May 29, 2008 and November 6, 2008, our Board of Directors authorized additional repurchases up to an additional $50 million of our common shares. On December 17, 2013, our Board of Directors authorized the Company to increase its stock repurchase plan to $300 million and on February 2, 2016, our Board of Directors authorized the Company to further increase its stock repurchase plan to $468 million. To date, approximately $288.1 million (or 16,608,796) of our common shares have been purchased, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares may be purchased from time to time at the Company’s discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. The share repurchase program has no expiration date.

No common shares were purchased by us during the three months ended December 31, 2020.

Additionally, during the three months ended December 31, 2020, 4,719 Class A voting shares and 195,540 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	8-K/A	3.1	12/9/2016
10.40*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.1	12/21/2020
10.41*x	Deferred Compensation Plan
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 4, 2021		Title:	Duly Authorized Officer and Chief Financial Officer