Form 10-K
period 2021-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2021-05-28
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,626,230,422, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 24, 2021, 83,102,205 shares of the registrant’s no par value Class A voting common shares were outstanding, and 138,425,280 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “ 2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Portions of the Registrant's Annual Report on Form 10-K for Fiscal 2020, filed with the SEC on May 27, 2020, are incorporated by reference into Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors.” These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report. These factors may also be increased or intensified as a result of events related to the coronavirus (COVID-19) global pandemic, including as a result of potential resurgences of COVID-19 in certain parts of the world, and the discovery of new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

PART I
ITEM 1. BUSINESS.

Overview
Combining the STARZ premium global subscription platform with world-class motion picture and television studio operations, Lionsgate (NYSE: LGF.A, LGF.B) brings a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and one of the largest collections of film and television franchises in the independent media space.

We manage and report our operating results through three reportable business segments: Motion Picture, Television Production and Media Networks. Financial information for our segments is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

COVID-19 Global Pandemic

In fiscal 2021, the impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, affected our business in a number of ways.

We experienced early termination and delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we did begin (and, in certain instances, completed) production on a number of films and television series, and theaters began to reopen in 2021 in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to health and safety protocols, or if and when certain of our content will be released.

Conversely, television and streaming consumption around the globe increased, as well as home entertainment demand. STARZ experienced an increase in viewership of its content across all platforms, as well as an increase in subscribers to its over-the-top (“OTT”) services, both domestically and internationally. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.

We continue, however, to adapt to these new circumstances. For instance, we changed the release strategies of several of our theatrical films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand (“PVOD”), or by licensing directly to streaming platforms. We also began and completed post-production of several of our television series and continue the development of film properties and television series.

For additional information regarding the impact of COVID-19 on our operating results, cash flows and financial position, and the other risks and uncertainties see Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

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

Media Networks

Our Media Networks segment includes revenues derived from the following:

•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through OTT platforms and U.S. multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) on a direct-to-consumer basis through the Starz App.

•STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S.

•Other Streaming Services. Other Streaming Services revenues are derived primarily from our formerly majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021.

Segment Revenue

For the year ended March 31, 2021, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 33.0%, Television Production 25.4% and Media Networks 47.8%, and intersegment revenue eliminations represented (6.2)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 1.1%;

•Home Entertainment, 55.6%;
•Television, 21.3%;
•International, 20.1%; and
•Motion Picture-Other, 1.9%.

Within the Television Production segment, revenues were generated from the following:
•Television, 57.0%;
•International, 19.8%;
•Home Entertainment, 16.0%; and
•Television Production-Other, 7.2%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 92.6%;
•STARZPLAY International, 4.2%
•Other Streaming Services, 3.2%.

Corporate Strategy

We continue to grow and diversify our portfolio of content to capitalize on demand from streaming and traditional platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of content by balancing our financial risks against the probability of commercial success for each project. We also continue to invest in new programming and support the growth of STARZ’s direct-to-consumer offering and expansion of STARZPLAY, our international premium branded SVOD service. We believe that our strategic focus on content, alignment of our content creation and distribution platforms, and creation of other innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and create significant incremental long-term value for our shareholders.

MOTION PICTURE

Motion Picture - Theatrical

Production and Acquisition

We take a disciplined approach to theatrical production, with the goal of producing content that can be distributed through various domestic and international platforms. In doing so, we may mitigate the financial risk associated with production by, among other things:

•Negotiating co-financing development and co-production agreements which may provide for cost-sharing with one or more third-party companies;
•Pre-licensing international distribution rights on a selective basis, including through international output agreements (which license rights to distribute a film in one or more media generally for a limited term, and in one or more specific territories prior to completion of the film);
•Structuring agreements that provide for talent participation in the financial success of the film in exchange for reduced guaranteed “up-front payments” that would be paid regardless of the film's success; and
•Utilizing governmental incentives, programs and other structures from state and foreign countries (e.g., sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production).

Our approach to acquiring films complements our theatrical production strategy - we typically seek to limit our financial exposure while adding films with high potential for commercial box office success, critical recognition and successful monetization across a broad array of platforms.

Distribution

The economic life of a motion picture may consist of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world. We generally distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and may also be released in one or more other foreign markets. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. After the initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms. As a result of the COVID-19 global pandemic, our distribution strategy may change, and certain films intended for theatrical release may be licensed to other platforms.

Producing, marketing and distributing films can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a film’s release. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed and/or in accordance with the anticipated schedule or budget, or that the film will ever be released.

Theatrical Releases

In fiscal 2021 (i.e., the twelve-month period ended March 31, 2021), due to the closures and limited re-opening of theaters resulting from the COVID-19 global pandemic, we released only five (5) films theatrically in the U.S. across our labels (which include Lionsgate, Summit Entertainment, Good Universe and our partnership with Roadside Attractions). Instead, we made changes to release dates as well as release strategies of several of our films by releasing solely and/or earlier on streaming platforms, initially releasing on PVOD, or by licensing directly to streaming platforms. In fiscal 2021, such titles and their release patterns included the following:

Fiscal 2021 Releases
Title	Release Date	Release Pattern	Label
Desperados	July 3, 2020	SVOD (via Netflix)	Good Universe
The Secret: Dare to Dream	July 31, 2020	PVOD	Roadside Attractions
Words On Bathroom Walls	August 21, 2020	Theatrical	Roadside Attractions
Antebellum	September 18, 2020	PVOD	Lionsgate
Run	November 20, 2020	SVOD (via Hulu)	Summit
Fatale	December 20, 2020 January 8, 2021	Theatrical PVOD	Summit
Pinocchio	December 25, 2020	Theatrical	Roadside Attractions
Barb and Star Go to Vista Del Mar	February 12, 2021	PVOD	Lionsgate
Chaos Walking*	March 5, 2021	Theatrical	Lionsgate
The Courier**	March 19, 2021	Theatrical	Roadside Attractions
* PVOD release on April 2, 2021
**PVOD release on April 16, 2021

Additionally, after an initial pause, we safely continued and completed production of a number of theatrical titles in fiscal 2021, allowing us to maintain a robust pipeline of films to meet increased demand across all platforms. While continuing to work closely with our theatrical exhibition partners, we are capitalizing on increased optionality and maintaining a platform agnostic approach to distribution to take full advantage of new windowing opportunities and alternative distribution strategies.

Nominations and Awards

Lionsgate and affiliated companies have distributed films that have earned 129 Academy Award® nominations and 32 wins, as well as numerous Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of nearly 17,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as STARZ, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment,

Grindstone Entertainment Group, Modern Entertainment, Trimark, Pantelion Films and Roadside Attractions), as well as titles from third parties such as A24, A&E, AMC, Entertainment Studios, Saban Entertainment, Solstice, StudioCanal, and Tyler Perry Studios. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion, sale and/or lease of DVDs/Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs/Blu-ray discs to consumers for private viewing. Fulfillment of physical distribution services are substantially licensed to Twentieth Century Fox Home Entertainment. We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Amazon and others who buy large volumes of our DVDs/Blu-ray discs to sell directly to consumers. We also directly distribute content to the rental market through Redbox, Netflix and others. In fiscal 2021, we shipped over 29 million DVD/Blu-ray finished units.

Digital Media

Lionsgate directly distributes content (including certain titles not distributed theatrically or on physical media) across a wide range of global distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide. Subscription video-on demand services to which we license our content include, among others, Netflix, Hulu, Amazon Prime, Paramount+ and HBO Max; ad-supported video-on-demand services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, IMDb, Pluto and Peacock; and linear networks to which we distribute our content include, among others, pay television networks such as STARZ, EPIX, HBO and Showtime, and basic cable network groups such as NBCUniversal Cable Entertainment, FX, ViacomCBS Domestic Media Networks, Turner Entertainment Networks, A+E Networks and AMC Networks, as well as Freeform, Reelz, Bounce, Telemundo and UniMás.

Fiscal 2021 saw a continued shift in our release strategies due to a combination of the COVID-19 global pandemic and acceleration of secular trends already underway in the windowing of our motion picture product. With many theatres closed or operating at limited capacity due to stay-at-home restrictions, we created hybrid theatrical/streaming and early PVOD models for some of our films and bypassed theatrical exhibition altogether for others. Coupled with the surge in content demand across all home entertainment platforms, digital media consumption increased sharply with four (4) of our titles, Antebellum, The Secret: Dare to Dream, The Silencing and Mortal reaching number one (1) on the iTunes movie charts and two titles, Force of Nature and The Secret, debuting at number one (1) on the Comscore On-Demand Chart.

Motion Picture - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information regarding such distribution, see Motion Picture-Home Entertainment - Digital Media above.

Motion Picture - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory-by-territory basis through third parties or directly through our international divisions:

•The licensing of rights in all media of our in-house feature film product and third party acquisitions on an output basis;
•The licensing of rights in all media of our in-house product and third party acquisitions on a sales basis for non-output territories;
•The licensing of third party feature films on an agency basis; and
•Direct distribution of theatrical and/or ancillary rights licensing.

We license rights in all media on a territory-by-territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Black Label Media, Gold Circle Films, Participant Media, River Road Entertainment, Thunder Road Pictures and other independent producers. Films licensed and/or released by us internationally in fiscal 2021 included such in-house productions as Antebellum, Run, Chaos Walking, Barb and Star Go to Vista Del Mar and I Still Believe. Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2021 included Six Minutes to Midnight and City of Lies.

Through our territory-by-territory sales and output arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover Scandinavia and France. These output agreements generally include all rights for all media (including home entertainment and television rights). We also distribute theatrical titles in Latin America through our partnership with International Distribution Company, as well as theatrical rights in Canada through our partnership with Mongrel Media and Cineplex.

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. In fiscal 2021, due to the closures and very limited re-opening of cinemas as a result of the COVID-19 global pandemic, we released only two films theatrically in the UK, both on a very limited basis. Instead, we made changes to release dates and strategies for our remaining titles, releasing on PVOD streaming platforms or by licensing directly to streaming services. Such titles and their release patterns included the following:

Fiscal 2021 Releases Lionsgate UK
Title	Release Date
How To Build A Girl**	July 24, 2020
Summerland	July 31, 2020
Ride Like A Girl*	July 31, 2020
The Secret*	August 1, 2020
Christmas Gift From Bob, A	November 6, 2020
I Still Believe**	February 12, 2021
Barb & Star Go To Vista Del Mar*	February 12, 2021
Ammonite*	March 26, 2021
Six Minutes To Midnight**	March 26, 2021
Made in Italy**	March 26, 2021
* PVOD
** Sold to streaming service.

Additionally, we have established an office in India to manage operations and growth opportunities in the South Asian/Indian sub-continent. Through our local office in Mumbai, we manage the following activities:

•License our feature films, television series, library content to local linear and digital platforms;
•Appoint and work closely with theatrical distribution partners to maximize box office for our films;
•Partner with local production companies, as well as develop in-house, Indian local language television series and feature films for distribution across other media platforms;
•Continue to expand our STARZ’s offering in the region and across emerging Asian markets (branded as Lionsgate Play), through our direct-to-consumer launch and in collaboration with telco partners, Amazon and Apple TV; and
•Explore investment opportunities throughout the South Asian/Indian media market.

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

Our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content.

Our Interactive Entertainment business focuses on growing a games slate that includes games across PC/console, mobile, virtual reality and more, as well as integration of our properties into franchise crossover events with marquee games.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. Our projects currently include, among others, Lionsgate Entertainment World in Hengqin, China, an indoor theme park which opened on July 31, 2019, and a Lionsgate branded theme park zone at the Motiongate Theme Park in Dubai, which opened in October of 2017.

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

Ancillary Revenues

Ancillary revenues are derived from the licensing of films and television content at non-theatrical venues including educational and institutional facilities, U.S. military bases, oil rigs, hospitals, hotels, prisons, and on all forms of common carrier transportation, including airlines and ships.

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

Television Production - Television

Lionsgate Television

Despite initial production delays and changes to future network release dates as a result of the COVID-19 global pandemic, we commenced and completed production on a number of television series. We currently produce, syndicate and distribute nearly 70 television shows on more than 25 networks (including programming produced by Pilgrim Media Group, of which we own a majority interest).

In fiscal 2021, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (see Starz Original Programming below for original programming that appears on our STARZ services), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2021
Scripted - Lionsgate
Title	Network
Home Economics	ABC
Julia	HBO Max
Love Life	HBO Max
MacGyver	CBS
Mythic Quest	Apple
Power Book II: Ghost	Starz
Run the World	Starz
Zoey's Extraordinary Playlist	NBC

Fiscal 2021
Unscripted - Lionsgate
Title	Network
Confronting a Serial Killer	Starz
De Viaje con los Derbez	Pantaya
House of Ho	HBO Max
Selling Sunset	Netflix
Skindecision	Netflix

Fiscal 2021
Unscripted - Pilgrim Media Group
Title	Network
American Chopper	Discovery
Dodgeball Thunderdome	Discovery
Driven	Discovery
Giving Voice	Netflix
My Big Fat Fabulous Life	TLC
Street Outlaws	Discovery
Street Outlaws: America's List	Discovery
Street Outlaws: Farm Truck & AZN	Discovery
Street Outlaws: Fastest in America	Discovery
Street Outlaws: Mega Cash Days	Discovery
Street Outlaws: Memphis	Discovery
Street Outlaws: No Prep Kings Grudge Night	Discovery
Street Outlaws: Race Night In America	Discovery
The Puppy Bowl Presents: Dog Games	Discovery+
The Ultimate Surfer	ABC
Tyson vs Jaws: Rumble on the Reef	Discovery
Wicked Tuna	Nat Geo
Wicked Tuna Outer Banks	Nat Geo

Fiscal 2021
Syndication - Debmar-Mercury
Title
Bojack Horseman
Central Ave
Family Feud
Schitt's Creek
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

Lionsgate UK also continues to build a robust television business alongside its premier film brand through its various joint ventures and investments including a strategic partnership with television production company Kindle Entertainment.

During fiscal 2021, we experienced a pause in television production caused by the COVID-19 global pandemic. Lionsgate UK television programming (developed in-house and through Lionsgate UK’s interest and partnerships) that did continue, however, included the following:

Fiscal 2021 Television - Lionsgate UK
Title	Network	Partner(s)
The A-List Series 2	Netflix	Kindle Entertainment
The Pact	BBC Wales	Little Door
Motherland Series 3	BBC	BBC, Merman,
The Goes Wrong Show Series 2	BBC	Mischief Screen, Big Talk, BBC

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

MEDIA NETWORKS

Media Networks - Starz Networks - United States

Starz Networks is a leading provider of premium subscription video programming to consumers in the U.S. We sell our services on a direct-to-consumer basis and through various other platforms, including OTT providers (such as Amazon, Apple, Google and Hulu), MVPDs, including cable operators (such as Comcast and Charter), satellite television providers (such as DIRECTV and DISH Network), and telecommunications companies (such as AT&T and Verizon).

Our flagship premium service STARZ had 20.9 million subscribers as of March 31, 2021 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series, recently released and library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Our services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Our app and online viewing platforms offer over 6,000 monthly movies and series episodes from studio partners, including first-run content, along with a growing line-up of successful original programming. Our services are offered directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee, or by our distributors to their subscribers either at a fixed monthly price as part of a programming tier or package or bundle with other products or services.

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
- STARZ ON DEMAND: offers more than 1,800 monthly selections, with over 450 movies and approximately 1,300 series episodes

---

STARZENCORE

STARZ ENCORE | STARZ ENCORE ACTION | STARZ ENCORE BLACK
STARZ ENCORE CLASSIC | STARZ ENCORE ESPAÑOL | STARZ ENCORE FAMILY
STARZ ENCORE SUSPENSE | STARZ ENCORE WESTERNS | STARZ ENCORE ON DEMAND

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- STARZ ENCORE ON DEMAND: offers more than 4,000 monthly selections, with 350 movies and select series

---

movieplex

movieplex | indieplex
movieplex On Demand HD | retroplex

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX ON DEMAND: offers more than 200 movies every month

---

THE STARZ APP

STARZ
STREAM IT DOWNLOAD IT WATCH IT

- On-demand streaming and downloadable access to STARZ, STARZ ENCORE and MOVIEPLEX networks' content in a single destination app
- The Starz app offers more than 6,000 monthly movies and series episodes including:
  - Over 1,000 movies
  - Approximately 600 Starz Original series episodes
  - Over 4,400 other series episodes

Demographics and Strategy

Designed to complement any basic television offering across both wholesale and retail OTT, as well as traditional MVPD distribution platforms, STARZ is a best-in-class subscription service delivering premium original series and hit movies with appeal to women and diverse audiences worldwide.

We are focused on developing and distributing authentic and engaging programming that resonates with women, African American, Latinx and LGBTQIA audiences, all of which have been traditionally underserved in the premium television space. Driven primarily by growing multiplatform viewership amongst these target audiences, Starz is positioned to continue to capture the digital television transition.

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

STARZ App

The STARZ app is the single destination for both direct OTT subscribers and distributor authenticated subscribers to stream or download our original series and movie content. The STARZ app:

•Is available for purchase as a standalone OTT service for $8.99/month;
•Is available on a wide array of platforms and devices including Amazon Fire, iOS, Android and Roku, among others;
•Includes on-demand streaming and downloadable access for internet-free viewing;
•Offers instant access to over 6,000 selections each month (including STARZ original series and commercial free movies); and
•Is available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services.

Starz Original Programming

Starz Networks contracts with our Television Production segment and other independent production companies to produce original programming that appears on our Starz services.

Starz’s currently announced fiscal 2022 STARZ Originals line-up is as follows:

Title
Confronting a Serial Killer Season 1
The Girlfriend Experience Season 3
Run the World Season 1
Little Birds (limited series)
Blindspotting Season 1
Power Book III: Raising Kanan Season 1
Heels Season 1
Black Mafia Family Season 1
Hightown Season 2
Power Book II: Ghost Season 2
Shining Vale Season 1
TBD documentary series
Power Book IV: Force Season 1
Outlander Season 6
Total Episodes: 113

Starz’s fiscal 2021 STARZ Originals line-up was as follows:

Title
Vida Season 3
Hightown Season 1
P-Valley Season 1
Power Book II: Ghost Season 1
The Spanish Princess Part 2
Seduced: Inside the NXIVM Cult (documentary series)
American Gods Season 3
Men in Kilts Season 1 (reality travel series)
The Gloaming Season 1
Total Episodes: 70

Lionsgate and Starz television programming have earned 235 Emmy® Award nominations including 37 wins, as well as numerous Golden Globe ® Awards, NAACP Awards, GLAAD Awards, Screen Actors Guild Awards nomination and wins.

Output and Content License Agreements

The majority of content on our services consists of movies that have been released theatrically. Starz has an exclusive output licensing agreement with Sony for all qualifying movies released theatrically in the U.S. by studios owned by Sony through December 31, 2021. The Sony agreement, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. Starz does not license movies produced by Sony Pictures Animation. Starz also recently announced a multiyear output licensing agreement with Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022 and for Summit label titles theatrically released in the U.S. starting January 1, 2023.

Under these agreements, Starz has valuable exclusive rights to air new movies on linear television services, on-demand or online during two separate windows, with the first window generally beginning within nine months after the theatrical release and the second window beginning within one to seven years after the end of the first window. Generally, except on a VOD or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz’s windows.

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

A summary of significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements	Significant library programming agreements
Studio	Studio
Sony	Paramount
Lionsgate	Warner Bros
Miramax
Twentieth Century Fox
MGM
Sony Pictures
Lionsgate
Universal

The Sony and Lionsgate output agreements require Starz to pay for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be put to Starz each year). The amounts Starz pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Transmission

We uplink our programming for our linear services to four non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under long-term lease agreements. These transponder leases have termination dates in 2023. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a third-party facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

Regulatory Matters

In the U.S., the Federal Communications Commission (the “FCC”) regulates several aspects of our and our distribution ecosystem’s operations and programming. This includes FCC oversight in connection with communications satellites and related uplink/downlink equipment and transmissions, content-specific requirements such as closed captioning, messaging during children’s programming, loudness of commercials, and program access requirements in connection with certain Distributors and programmer services with shared attributable interests.

Regulation

The regulation of programming services, cable television systems, direct broadcast satellite providers, broadcast television licensees and online services is subject to the political process and has been in constant flux historically. To the extent that our programming services are distributed through online platforms, we must comply with various federal and state laws and regulations applicable to online communications and commerce. Further material changes in the law and regulatory requirements that affect our business must be anticipated and there can be no assurance that we will not be materially adversely affected by future legislation, new regulation or deregulation.

Media Networks - Starz - International

Starz is available in 57 countries outside the U.S. through our four (4) international branded services: STARZPLAY in Western Europe, Latin America and Japan; STARZ in Canada; LIONSGATE Play in India; and through our STARZPLAY Arabia joint venture in the Middle East and North Africa (see Joint Ventures, Partnerships and Ownership Interests below). These branded services are made available through OTT providers (such as Amazon and Apple), internet protocol television ("IPTV") providers (such as Airtel), telecommunications companies (such as Airtel), on a direct-to-consumer basis, and cable and satellite providers in Canada only. Across these services, Starz had 8.6 million subscribers as of March 31, 2021. The remainder of this section addresses the offerings operated by STARZPLAY in the 35-country footprint across Western Europe, Latin America and Japan.

International Strategy

STARPLAY is quickly growing its distribution by strategically positioning itself as a complementary pure-play premium content service offered at a competitive subscription price, made available through a diverse ecosystem of wholesale and retail distribution partners. Premium content that targets all adults is the foundation of our international content strategy. We believe this allows us to operate as a complementary service, not a direct competitor, with other higher priced, broad-based video services. STARZPLAY provides subscribers with access to STARZ original series, often airing day-and-date with the U.S., a rich and diverse Lionsgate library of television series, feature films and documentaries, and first-run, exclusive third-party programming, including locally produced television shows that align with the STARZ brand. Most content available on STARZPLAY is English-language, available with sub-titles and/or local language dubbing for each country. Starz is also co-producing local language content for certain countries in the coming years.

Our distribution strategy is led with a wholesale model and supplemented through direct OTT retail sales. We expect to launch with additional wholesale partners and deploy the STARZPLAY app in additional countries in the coming years.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with our distributors under a wholesale license, where STARZPLAY is sold as an a la carte channel or bundled within our distributors’ platforms, including Amazon and Apple, as well as local IPTV and Telco partners. Our wholesale distributors manage the technology and infrastructure associated with the exhibition of STARZPLAY in exchange for recurring license fees. These agreements require delivery of programming that meets certain standards. Our affiliation agreements expire at various dates through 2024.

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

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are structured on a country-by-country basis, to be multi-year agreements with staggered expiration dates by distributor.

STARZPLAY App

To enhance our subscriber reach, we modified our domestic (U.S.) STARZ retail app for deployment internationally to include, among other new features, full European Union General Data Protection Regulation compliance, support for fourteen (14) languages, multiple audio/closed captioning options and a variety of potential carrier/billing integrations.

The STARZPLAY app is the single destination for direct OTT subscribers to stream on-demand or download our original series and movie content. The STARZPLAY app:

•Is currently available in fourteen (14) countries across Europe and Latin America, including France, Germany, Spain, the UK, Netherlands, Mexico and Brazil, with additional countries to come;
•Is offered directly via the STARZPLAY website or via retail storefronts such as the Apple Store, Play Store, Roku Channels, and Amazon Fire;
•The STARZPLAY app includes a language toggle allowing users to select their preferred language for viewing;
•Offers instant access to approximately 1,000 selections each month (including original series and commercial free movies); and
•Is available for purchase as a standalone OTT service for £/€4.99 in Europe and ~$4.50 in Latin America.

STARZPLAY Programming

STARZPLAY contracts with our Television Production segment and other major content licensors to acquire first-run original scripted series and library films that appear on STARZPLAY.

STARZPLAY’s currently expected fiscal 2022 first-run STARZ Originals programming, which will be available to STARZPLAY across its footprint in Western Europe, Latin America and Japan, is as follows:

Title
Confronting a Serial Killer Season 1
The Girlfriend Experience Season 3
Run the World Season 1
Blindspotting Season 1
Power Book III: Raising Kanan Season 1
Heels Season 1
Black Mafia Family Season 1
Shining Vale Season 1
Power Book IV: Force Season 1
Hightown Season 2
TBD documentary series
Outlander Season 6 (UK only)
Power Book II: Ghost Season 2
Total Episodes: 107

STARZPLAY’s fiscal 2021 first-run STARZ Originals programming and country availability was as follows:

Title	Countries Available
Vida Season 3	All Countries
Hightown Season 1	All Countries
P-Valley Season 1	All Countries
Power Book II: Ghost Season 1	All Countries
The Spanish Princess Part 2	UK, DE, FR, IT, Benelux, LatAm, Brazil
Seduced: Inside the NXIVM Cult	All Countries
Total Episodes: 70

STARZPLAY’s fiscal 2021 first-run third-party programming and country availability was as follows:

Title	Countries Available	Distributor
Manhunt: Deadly Games	All excluding DE, JP	Lionsgate
The Great Season 1	All Markets ex JP	Paramount
Normal People	All Markets ex UK	Endeavor
Ramy Season 2	All Markets ex LATAM	Lionsgate
Killing Eve Season 3	DE	Endeavor
High Fidelity	All Markets	Disney
Gangs of London Season 1	FR, LATAM, ES, Benelux, JP	Pulse
Brave New World	FR, IT, ES, Benelux	NBCU
Godfather of Harlem Season 1	UK and FR	Disney
No Man’s Land	All markets ex ES, JP, CA	Fremantle
The Stand	All markets	CBS
Pennyworth Season 2	All markets ex JP, FR	WB
Total Episodes: 118

Significant multi-country library programming agreements include those with Studio Canal, Tele München Group, Sony, Universal and Lionsgate.

Regulatory Matters

Distribution of our programming services in non-U.S. jurisdictions may be subject to the laws of the jurisdictions in which they operate. The applicability and enforcement of laws in some non-U.S. jurisdictions can be inconsistent and unpredictable. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions could be impacted. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be materially adversely affected by future legislation, new regulation or deregulation.

Media Networks - Other Streaming Services

Other Streaming Services represent revenues derived primarily from our formerly majority owned premium Spanish language streaming services business, Pantaya. We sold our interest in Pantaya on March 31, 2021.

JOINT VENTURES, PARTNERSHIPS AND OWNERSHIP INTERESTS

    Our joint ventures, partnerships and ownership interests support our strategy of being a multiplatform global industry leader in entertainment. We regularly evaluate our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital, and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses. Our more significant joint ventures, partnerships and ownership interests include the following:

3 Arts Entertainment	We hold a majority interest in 3 Arts Entertainment, a leading talent management and television/film production company.
Pilgrim Media Group	We hold a majority interest in Pilgrim Media Group, a leader in unscripted programming.
Roadside Attractions	We hold an interest in Roadside Attractions, an independent theatrical distribution company.
STARZPLAY Arabia	We hold an interest in STARZPLAY Arabia, a personalized OTT entertainment service that operates in 19 Middle East/North African countries, offering a deep selection of Hollywood movies and television series with English, Arabic and French language options, along with local Arabic and Bollywood content.

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

Motion picture and television piracy is extensive in many parts of the world, including South America, Asia and certain Eastern European countries, and is made easier by technological advances and the conversion of content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of content on packaged media and through digital formats. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products may reduce the revenue we receive from our products. Our ability to protect and enforce our intellectual property rights is subject to certain risks and, from time to time, we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Competitive Conditions

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

Human Capital Management

Employees

As of May 24, 2021, we had 1,466 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Diversity Equity & Inclusion

We believe that embracing diversity, promoting a culture of inclusivity and accelerating the representation of women and minorities in our workforce is crucial to our success. Our Chief Diversity Officer partners with our leadership team across all of our businesses to effect changes in recruitment, hiring, promotions, policies and culture, and to orchestrate our Company-wide response to issues of inequality and workforce disparity.

We also maintain the following recruitment and hiring initiatives:

•Lionsgate’s Project Enterprise: An initiative committed to increasing the hiring, engagement, promotion, and retention of women in the workplace.
•Internship Programs: We maintain an internship program with certain universities to increase inclusion across the entertainment industry by placing qualifying students in positions at Lionsgate and various other studios.
•Targeted Recruitment: We continue recruitment efforts that target college campus diversity organizations for underrepresented groups, as well as historically black colleges in our search for new employees and interns.

Employee Resource Groups

We are proud to provide our employees with an array of Employee Resource Groups (“ERGs”) which offer them the chance to establish a greater presence at Lionsgate and an opportunity to enhance cross-cultural awareness, develop leadership skills and network across the Company’s various business units and levels. The ERGs are voluntary, employee-led groups that foster a diverse, engaging, and inclusive workplace.

•Lionsgate Early Career Group aims to inspire curiosity and networking to foster growth for professionals in early stages of their careers.
•Lionsgate Multicultural Employee Resource Group advocates for a more inclusive workplace and entertainment landscape through programs that educate, activate and celebrate multicultural diversity and its global impact.
•Lionsgate Parents Group aims to bring together parents, expecting parents, caregivers, and allies to ensure our community fosters an environment that supports all families.
•Lionsgate Pride supports, develops and inspires future LGBTQIA leaders within the Company and the industry.
•Lionsgate Vets creates a community of veterans and their supporters working together to enhance veteran presence and engage the industry from the unique perspective of a military background.
•Lionsgate Women’s Empowerment Group creates a community that improves the prominence of female leaders and empowers women at all levels within the Company and the industry.

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

Other Employee Benefits and Programs

We understand the importance of well-rounded and inclusive benefits and programs and are dedicated to providing our employees with unique offerings that meet their individual needs. With respect to benefits, we offer a comprehensive benefits package which includes family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. With respect to learning and engagement, we offer programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development program, mentorship, and additional programs to help support specific populations (e.g., minorities, women, parents, LGBTQ+). We received the designation as a “Best Place to Work for LGBTQ Equality” for 2021.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks as well as other information included in, or incorporated by reference into this Form 10-K. The risk and uncertainties described below are not the only ones facing the Company; additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of these risks and uncertainties occur, they could adversely affect our business, financial condition, operating results, liquidity and prospects.

Risks Related to Our Business

The impact of the COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition, and results of operations.

The impacts associated with the COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, have affected our business in a number of ways. We have experienced delays in theatrical distribution of our films (domestically and internationally) and in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun (and have, in certain instances, completed) production of a number of films and television series, and theaters have begun to reopen, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to new health and safety protocols, or if and when certain of our content will be released. In addition, although STARZ has experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, this may not be indicative of future results and growth may slow as restrictions are relaxed. We expect that the ultimate impact of these disruptions will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the availability, effectiveness and/or public acceptance of any Federal Drug Administration approved COVID-19 vaccines), responses to any resurgences, and global economic conditions related to the pandemic. All of these impacts could place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.

We face substantial capital requirements and financial risks.

The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content. Although we reduce the risks of production exposure through tax credit programs, government and industry programs, co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition and distribution of future motion picture and television content. Additionally, the production, completion and distribution of motion picture and television content can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun ourselves. We cannot make assurances regarding the availability of such additional financing on terms acceptable to us, or that we will recoup these costs. For instance, increased costs or budget overruns incurred with respect to a particular film may prevent a picture from being completed or released or may result in a delayed release and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our projects do not perform well enough to recoup costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, including because of delayed theatrical distribution of films as a result of the COVID-19 global pandemic and its effects, those costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

Changes in our business strategy, plans for growth or restructuring may increase our costs or otherwise affect our profitability.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic condition, including the volatility and uncertainty in financial markets as a result of the COVID-19 global pandemic, may impair the value of our assets. When these occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in the international expansion of our business and in new business lines (e.g., our direct-to-consumer and licensed offerings (specifically, the international rollout of STARZPLAY)). Some of these investments may have negative or low short-term returns and the ultimate prospects of the businesses may be uncertain or, in international markets, may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

Our revenues and results of operations may fluctuate significantly.

Our results of operations depend significantly upon the commercial success of the motion picture, television and other content that we sell, license or distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances, to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior fiscal year. Moreover, low ratings for television programming produced by us may lead to the cancellation of a program and can negatively affect future license fees for the cancelled program. If we decide to no longer air programming due to low ratings or other factors, we could incur significant programming impairments, which could have a material adverse effect on our results of operations in a given period. In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

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

We rely on a few major retailers and distributors and the loss of any of those could reduce our revenues and operating results.

A small number of other retailers and distributors account for a material percentage of our revenues. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions, including as a result of the COVID-19 global pandemic and its effects.

We depend on distributors that carry our STARZ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all.

STARZ currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, AT&T, Charter, Comcast, Cox, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2026. The largest distributors have significant leverage in their relationship with certain programmers, including STARZ. Furthermore, STARZ depends on a limited number of major global partners to distribute its content internationally. The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming typically continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition, operating results, liquidity and prospects. Moreover, given the limited number of global partners, the loss of one more of STARZ global partners could materially adversely affect our international business, operating results, and growth prospects.

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

A significant portion of our library revenues comes from a small number of titles.

We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. Moreover, our rights to the titles in our library vary; in some cases, we only hold the right to distribute titles in certain media and territories for a limited term. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, or renew expiring rights to titles generating a significant portion of our revenue on acceptable terms, any such failure could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.

From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business. However, we may not realize the anticipated benefit from the transactions we pursue; there may be liabilities assumed that we did not discover or that we underestimated in the course of performing our due diligence; the negotiation of the transaction and the integration of the acquired business could require us to incur significant costs and cause diversion of management's time and resources; the transaction could result in impairment of goodwill and other intangibles, development write-offs and other related expenses; the transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations; and we may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion or acquisition opportunities will be successful, completed on time, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue generating asset, or the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset, all of which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

Our success depends on attracting and retaining key personnel.

Our success depends upon the continued efforts, abilities and expertise of our executive teams and other key employees, including production, creative and technical personnel, including, in turn, on our ability to identify, attract, hire, train and retain such personnel. We have entered into employment agreements with top executive officers and production executives but do not currently have significant “key person” life insurance policies for any employee. Although it is standard in the industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future, and our inability to do so could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our success depends on external factors in the motion picture and television industry.

Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. In addition, because a performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities.

Our business also depends in part upon viewer preferences and audience acceptance of STARZ’s network programming. These factors are difficult to predict and are subject to influences beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in markets. A change in viewer preferences could cause STARZ’s programming to decline in popularity, which could jeopardize renewal of affiliation agreements with distributors. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to react more quickly than we can to shifts in tastes and interests. To an increasing extent, the success of our business, including STARZ, depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. We must invest substantial amounts in the production and marketing of our original programming before we learn whether such content will reach anticipated audience acceptance levels. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.

We compete with other programming services, including cable programming, national broadcast television, local broadcast television stations and digital services to secure desired programming, the competition for which has increased as the number of programming services has increased. Increased competition may drive up talent and production costs and may force some programming services to commit to straight-to-series orders for programming instead of a pilot order. If we commit to straight-to-series orders and those series do not meet anticipated production or quality standards or are otherwise not accepted by audiences, revisions to the programming may be necessary, which could increase production costs. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. Other programming services that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business.

Global economic turmoil, such as that being created by the COVID-19 global pandemic and its effects, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages, premium video programming packages and premium a la carte services on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities.

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

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, pandemics such as the COVID-19 global pandemic, and similar events beyond our control. Our headquarters are located in Southern California, which is subject to earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. We also experienced a disruption to our business as a result of the COVID-19 global pandemic, which, in certain instances, suspended production of our programming. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

STARZ’s programming is transmitted from STARZ’s uplink center in Englewood, Colorado. STARZ uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. STARZ’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. STARZ has made arrangements at a third-party facility to uplink STARZ’s linear channels and services to STARZ’s satellites in the event STARZ is unable to do so from this facility. Additionally, STARZ has direct fiber connectivity to certain of STARZ’s distributors, which would allow continuous operation with respect to a significant segment of STARZ’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption of operations at STARZ’s facility, and any failure by STARZ’s third-party facility to perform as intended, would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, our success in the U.S. is dependent upon our continued ability to transmit STARZ’s programming to distributors through STARZ’s satellite uplink facility. STARZ has entered into long-term satellite transponder leases that expire in 2023 for carriage of the STARZ networks’ programming. These leases provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases to ensure continued carriage of STARZ programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects. Despite STARZ’s efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all.

We face substantial competition in all aspects of our business.

We are an independent distributor and producer. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. The subscription video programming industry is highly competitive. Our STARZ networks compete with other programming networks and other video programming services for marketing and distribution by distributors. We face intense competition from other providers of programming networks for the right to be carried by a particular distributor and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service. Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings, have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. The inability of our programming networks to be carried by one or more distributors, or the inability of our programming networks to be placed on a particular tier or programming package could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

We must successfully respond to technological changes and alternative forms of delivery or storage to remain competitive.

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

We distribute content outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include: difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; the loss of one or more of the major global partners that we rely upon to distribute our programming internationally; laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; the impact of trade disputes; anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations; changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds); or censorship requirements that may cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or consumer dissatisfaction; regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction; inability to adapt our offerings successfully to differing languages, cultural tastes, and preferences in international markets; international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property; laws and policies relating to data privacy and security such as the European Union General Data Protection Regulation; establishing and protecting a new brand identity in competitive markets; financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; the instability of foreign economies and governments; currency exchange restrictions, export controls and currency devaluation risks in some foreign countries; the spread of communicable diseases (such as the COVID-19 global pandemic), which may impact business in such jurisdictions; and war and acts of terrorism.

Additionally, with respect to our direct-to-consumer offerings, these risks may include: differing technical, architectural and payment processing systems and costs as well as consumer use and acceptance of electronic payment methods, such as credit cards; availability of reliable broadband connectivity and wide area networks in targeted areas for expansion; low usage and/or penetration of internet-connected consumer electronic devices; new and different sources of competition; and laws and policies relating to consumer protection.

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

Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries where we distribute our products. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Our more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because our efforts to protect our intellectual property rights are illegal or improper, and that our key trademarks or other significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. We vigorously defend our copyrights and trademarks from infringing products and activity, which can result in litigation. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Additionally, one of the risks of the film and television production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties. From time to time we are subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights (including patents) of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, require the development of alternative technology or business practices, injunctions against us, or payments for licenses or damages. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for content of material, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Shutdowns or service disruptions of our information systems or networks or to vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by third-party hacking of computers and systems; dissemination of computer viruses, worms and other destructive or disruptive software; denial of service attacks and other bad acts, as well as power outages, natural disasters, extreme weather, terrorist attacks, pandemics (such as the COVID-19 global pandemic), or other similar events. Shutdowns or disruption from such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data, release or threatened release of data publicly, misuse or threatened misuse of data, and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our business, damage to our reputation or brands or a loss of customers. We may not have adequate insurance coverage to compensate it for any losses associated with such events.

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

Privacy. The global legal and regulatory environment governing our collection, use, storage, and transfer of personal information is complex, and continually evolving. In the ordinary course of our business, we collect and use the personal information of subscribers and potential subscribers through our websites and applications and those of third parties. Among other purposes, we use this information to engage with users, promote our programming, and monitor the use of our digital platforms. Our collection and use of personal information is governed by a number of complicated domestic and international data privacy and security laws and regulations, including but not limited to Regulation (EU) 2016/679, General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”). Complying with these and any future regulations, or related contractual or other obligations, may increase our operating costs and adversely impact our ability to market products and service customers, including through our STARZ direct-to-consumer business (which may be subject to additional consumer legal claims and increased regulation). Any actual or perceived failure to comply with these or any future regulations, or related contractual or other obligations, could disrupt our business, inhibit our ability to retain existing customers or attract new customers, lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach of contract, and other significant costs, fines, penalties, or other liabilities, as well as harm to our reputation and market position.

Network Regulations. Under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern the distribution of our services by traditional MVPDs, including cable, DBS and telco operators. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our network business will be affected. As we continue to expand internationally, we also may be subject to varying degrees of local government regulations. Regulations governing our services are subject to the political process and have been in constant flux historically. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Given uncertainty around these rules, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Related To Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2021, we and our subsidiaries have corporate debt of approximately $2,676.9 million, production loan obligations of approximately $373.5 million, and advances outstanding of $120.0 million under our senior secured revolving credit facility based on collateral consisting of certain of the Company's tax credit receivables (the "Production Tax Credit Facility"), and the Senior Credit Facilities provide for unused commitments of $1.5 billion. On the same basis, approximately $1,612.6 million of such indebtedness is secured (excluding all of our production loan obligations and Production Tax Credit Facility borrowings). Our high level of debt could have adverse consequences on our business, such as: making it more difficult for us to satisfy our obligations with respect to our notes and our other debt; limiting our ability to refinance such indebtedness or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; increasing our vulnerability to the COVID-19 global pandemic and its effects, economic downturns and adverse developments in our business; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities and advances under the Production Tax Credit Facility, are at variable rates of interest; limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry; placing us at a competitive disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

In addition, the Senior Credit Facilities and the indenture that governs our 5.500% Senior Notes due 2029 issued in April 2021 (the “Senior Notes”) each contain restrictive covenants limiting our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities and Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the COVID-19 global pandemic and its effects. If our cash flow from operations declines significantly, including any decline related to the impact of the COVID-19 global pandemic, it could result in the inability to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 global pandemic, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indentures that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, fluctuations in our leverage or cost of capital or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of the Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Senior Credit Facilities and the indenture that governs the Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. The COVID-19 global pandemic may add to our indebtedness. Although the Senior Credit Facilities and the indenture that governs the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the indenture governing the Senior Notes, such as certain qualified receivables financings. If new debt is added to our current debt levels, the related risks that we and our guarantors now face could intensify.

The terms of the Senior Credit Facilities and the indenture that governs the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under the Senior Credit Facilities and Notes; make loans or investments; incur liens; restrict dividends, loans or asset transfers from our restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; enter into transactions with affiliates; and enter into new lines of business.

The Senior Credit Facilities and the indenture that governs the Senior Notes also limit the ability of Lions Gate and our guarantors to consolidate or merge with or into, or sell substantially all of our assets to, another person. In addition, the restrictive covenants in the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios and tests can be affected by events beyond our control, including the effects on our business from the COVID-19 global pandemic and related government actions and consumer behavior; as such, we may be unable to meet such financial ratios and tests.

A breach of the covenants or restrictions under the Senior Credit Facilities or the indenture that governs the Senior Notes, or nonpayment of any principal or interest due thereunder, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders under our revolving facility to terminate all commitments to extend further credit pursuant to the revolving facility thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and advances under the Production Tax Credit Facility are at variable rates of interest and expose us to interest rate risk, including in connection with the COVID-19 global pandemic and its effects, which could increase the cost of capital. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Upon the occurrence of certain change of control events, an event of default may occur under our Senior Credit Facilities and the holders of the Senior Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 23% of our voting stock and 11% of our non-voting common stock are “Permitted Holders” for purposes of the Senior Credit Facilities and the indenture that governs the Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the Senior Credit Facilities or the indenture that governs the Senior Notes, but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

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

Under Section 7874, if (a) the STARZ stockholders held (within the meaning of Section 7874) 80% or more (by vote or value) of our post-reclassification shares after the STARZ merger by reason of holding STARZ common stock (the “80% ownership test,” and such ownership percentage the “Section 7874 ownership percentage”), and (b) our “expanded affiliated group” did not have “substantial business activities” in Canada when compared to the total business activities of such expanded affiliated group (the “substantial business activities test”), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the STARZ stockholders in Lions Gate after the merger was less than 80% but at least 60% (the “60% ownership test”), and the substantial business activities test was not met, STARZ and its U.S. affiliates (including the U.S. affiliates historically owned by us) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit our ability to utilize certain U.S. tax attributes to offset U.S. taxable income, such as the use of net operating losses and certain tax credits, or to offset the gain resulting from certain transactions, such as from the transfer or license of property to a foreign related person during the 10-year period following the merger).

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, STARZ stockholders are believed to have held (within the meaning of Section 7874) less than 60% (by both vote and value) of our post-reclassification shares after the merger by reason of holding shares of STARZ common stock. Therefore, under current law, it is expected that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the merger. However, since the rules are relatively new, there is limited guidance regarding the application of Section 7874, including the application of the ownership test and the application of the rules to the facts as they existed at the time of the closing of the acquisition. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation. In addition, non-U.S. shareholders of Lions Gate would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty).

Recent and proposed changes to the tax laws could result in Lions Gate being treated as a U.S. corporation for U.S. federal tax purposes or in STARZ and its U.S. affiliates (including the U.S. affiliates historically owned by us) being subject to certain adverse U.S. federal income tax rules on financing and other activities.

As discussed above, under current law, we are expected to be treated as a non-U.S. corporation for U.S. federal tax purposes and Section 7874 is not otherwise expected to apply as a result of the merger. However, changes to Section 7874 and the U.S. Treasury regulations promulgated thereunder, as well as the treatment of expatriated companies under Section 7874 for income treaty purposes, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules to STARZ and its U.S. affiliates (including the U.S. affiliates historically owned by us). Any such changes could have prospective or retroactive application. If we were to be treated as a U.S. corporation for federal tax purposes or if STARZ and its U.S. affiliates (including the U.S. affiliates historically owned by us) were to become subject to such adverse U.S. federal income tax rules, we and our U.S. affiliates could be subject to substantially greater U.S. tax liability than currently contemplated.

Recent legislative proposals under President Joe Biden’s “Made in America Tax Plan” are aimed to expand the scope of U.S. corporate tax residence to address certain perceived issues arising from so-called inversion transactions, by reducing the ownership threshold (discussed above) to 50% from 80% and by treating the foreign acquiring company as a U.S. corporation if it is determined to be managed and controlled in the U.S. Such proposals, if enacted and applicable on or prior to the date of the closing of the merger, could cause us to be treated as a U.S. corporation for U.S. federal tax purposes or cause our affiliates to be subject to adverse U.S. tax rules, in which case, we would be subject to substantially greater U.S. tax liability than currently contemplated.

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

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting (“BEPS”) project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. As discussed in more detail below, the U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Further, President Biden has proposed changes to the U.S. tax rules under the Made in America Tax Plan which would, among other things, raise the U.S. corporate tax rate to 28%, deny U.S. tax deductions to companies that make payments to affiliates in low-tax jurisdictions, and strengthen the anti-inversion rules (discussed above). In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. For example, the U.K. has announced plans to increase its corporate tax rate from 19% to 25%, starting in April 2023. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

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

We are subject to income taxes in Canada, the U.S. and foreign tax jurisdictions. We also conduct business and financing activities between our entities in various jurisdictions and we are subject to complex transfer pricing regulations in the countries in which we operate. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. In addition, due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in tax laws or regulations or the interpretation thereof (including those affecting the allocation of profits and expenses to differing jurisdictions), by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the expected timing and amount of the release of any tax valuation allowance, or by the tax effects of stock-based compensation. Unanticipated changes in our effective tax rates could affect our future results of operations.

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

In addition, we lease the following properties used by our Motion Picture, Television Production and Media Networks segments:

•280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023);
•93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);
•60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);
•34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in December 2022);
•11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);
•7,500 square feet at Unit 502, Crest Audeus, Fun Republic Lane, Andheri West, Mumbai, India (per a lease that expires in August 2024);
•2,700 square feet at 27 West 24th Street, New York, New York (per a lease that expires in May 2023);
•1,968 square feet at 1235 Bay Street, Toronto, Ontario (per a lease that expires in December 2022);
•1,645 square feet at A6 Gonti Road, Beijing, China (per a lease that expires in December 2022); and
•975 square feet at 3 Boulevard Royal, Luxembourg City, Luxembourg (per a lease that expires in May 2024); and

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
We have two (2) classes of common shares listed on the NYSE. Our Class A voting shares, no par value per share (the "Class A non-voting shares"), are listed on the NYSE under the symbol “LGF.A” and our Class B non-voting shares, no par value per share (the "Class B non-voting shares”), are listed on the NYSE under the symbol “LGF.B”.
Holders
As of May 24, 2021, there were approximately 526 and 707 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

    The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.

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

    Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends such as those that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a rate of 25%, which rate may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (excluding the Convention), including the ability to claim benefits thereunder. Affected Non-Resident Holders should consult their own tax advisors in this regard. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends received by a U.S. Holder, which is the beneficial owner of such dividends, is generally 15%. However, where such beneficial owner of the dividends is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is 5%. For these purposes, a company that is a resident of the United States for the purposes of the Convention and which holds an interest in an entity (other than an entity that is resident in Canada) that is fiscally transparent under the laws of the United States will be considered to own the voting shares of the Company owned by that fiscally transparent entity in proportion to the company’s ownership interest in the fiscally transparent entity.

    In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian income tax on capital gains. A U.S. Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute taxable Canadian property of the holder for purposes of the ITA and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom such U.S. Holder does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, or interests in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

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

    No common shares were purchased by us during the three months ended March 31, 2021.

    Additionally, during the three months ended March 31, 2021, no Class A voting shares and 64,261 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

On April 2, 2021, the Company entered into an amendment to the Amended and Restated Limited Liability Company Operating Agreement of Pilgrim Media Group, LLC dated as of November 12, 2015 (the “Agreement”). In consideration for certain amendments under the Agreement, the Company issued a warrant to purchase 459,217 Class B non-voting shares to Pilgrim Media Group Holdings, LLC and a warrant to purchase 40,783 Class B non-voting shares to Whirlwind Entertainment

Group, Inc. The Company’s Class B non-voting shares issued pursuant to the Agreement were issued as a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Stock Performance Graph

    The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2016 and ending March 31, 2021. All values assume that $100 was invested on March 31, 2016 in our common shares and each applicable index and all dividends were reinvested.

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

$250
$200
$150
$100
$50
$0
3/16
12/9/16
3/17
3/18
3/19
3/20
3/21
Lions Gate Entertainment Corporation-Class A
Lions Gate Entertainment Corporation-Class B
NYSE Composite
Dow Jones US Media Sector

*$100 invested on 3/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	3/16	12/9/16	3/17	3/18	3/19	3/20	3/21
Lions Gate Entertainment Corporation-Class A(1)	$100.00		$122.10	$119.16	$72.70	$28.26	$69.49
Lions Gate Entertainment Corporation-Class B(1)		$100.00	$92.45	$91.66	$57.94	$21.41	$49.50
NYSE Composite	$100.00		$115.53	$128.25	$134.18	$111.74	$173.26
Dow Jones US Media Sector	$100.00		$120.77	$113.43	$126.92	$109.24	$192.19
________________
(1)Immediately prior to the December 8, 2016 consummation of the Starz merger, we effected the reclassification of our capital stock, pursuant to which each existing Lionsgate common share was converted into 0.5 shares of a newly issued Class A voting shares and 0.5 shares of a newly issued Class B non-voting shares, subject to the terms and conditions of the merger agreement.

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
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2021 and 2020, and year-to-year comparisons between fiscal 2021 and fiscal 2020. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2019 and year-to-year comparisons between fiscal 2020 and fiscal 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and is herein incorporated by reference.

Overview

Combining the STARZ premium global subscription platform with world-class motion picture and television studio operations, Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) brings a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and one of the largest collections of film and television franchises in the independent media space. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
COVID-19 Global Pandemic

In fiscal 2021, the impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, affected our business in a number of ways. We experienced early termination and delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we did begin (and, in certain instances, completed) production on a number of films and television series, and theaters began to reopen in 2021 in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A. Risk Factors for further details.

Conversely, television and streaming consumption around the globe increased, as well as home entertainment demand. STARZ experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic. We continue, however, to adapt to these new circumstances. For instance, we changed the release strategies of several of our theatrical films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand ("Premium VOD") market, or by licensing directly to streaming platforms. We also began and completed post-production of several of our television series and continue the development of film properties and television series.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the fiscal years ended March 31, 2021 and 2020, we have incurred $70.5 million and $50.5 million, respectively, in incremental costs which were expensed in the period. These costs include $50.6 million and $46.0 million, respectively, reflected in direct operating expense, which include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In addition, these costs include $16.9 million and $4.2 million, respectively, reflected in distribution and marketing expense, which primarily consists of contractual marketing spends for film releases and events that were canceled or delayed and will provide no economic benefit, and $3.0 million and $0.3 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic during these periods. We expect to incur additional incremental costs in future periods. However, if the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in future periods will decrease as compared to fiscal 2021. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements. See further discussion in the Results of Operations section below.

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

While we have experienced recent improvements in the United States with declining COVID-19 cases and increases in the number of people vaccinated, we expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any U.S. Food and Drug Administration ("FDA")-approved COVID-19 vaccines), and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, resurgences of COVID-19 in certain parts of the world, and the discovery of new variants of the virus, may result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2021, 2020 and 2019.

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
Media Networks
Our Media Networks segment includes revenues derived from the following:
•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through over-the-top ("OTT") platforms and U.S. multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) and on a direct-to-consumer basis through the Starz App.
•STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S.
•Other Streaming Services. Other Streaming Services revenues are derived primarily from our formerly majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, for approximately $123.6 million in cash, subject to certain customary adjustments pursuant to the terms of the agreement. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. See Note 2 to our consolidated financial statements for further information.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are more fully described in Note 1 to our consolidated financial statements. As disclosed in Note 1 to our consolidated financial statements, the preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. In addition, the evolving and uncertain nature of the COVID-19 global pandemic could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Accounting for Films and Television Programs and Licensed Program Rights
On April 1, 2020, we adopted, on a prospective basis, new Financial Accounting Standards Board ("FASB") guidance on the accounting for costs of films and episodic television series. Under that new guidance, capitalized costs for films or television program are amortized and tested for impairment based on whether the content is predominantly monetized individually or as a group. See Note 1 to our consolidated financial statements for further information.
Film and Television Programs Monetized Individually. For films and television programs monetized individually, film cost amortization, participations and residuals expense are based on management's estimates. Costs of acquiring and producing films and television programs and of acquired libraries that are monetized individually are amortized and estimated liabilities for participations and residuals costs are accrued using the individual-film-forecast method, based on the ratio of the current period's revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Management's judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film or television program.
Management estimates ultimate revenues based on historical experience with similar titles or the title genre, the general public appeal of the cast, audience test results when available, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.
For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film's theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a film's release, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.
For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting our estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) based on the estimated number of seasons. We regularly monitor the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings, cancellations or the season is not reordered), and based upon our review, we revise our estimates as needed and perform an impairment assessment if impairment indicators are present (see below).

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
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. See further discussion below under Impairment Assessment.
Film and Television Programs Monetized as a Group. Licensed programming rights may include rights to more than one exploitation window under the Company's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements and productions may include additional ancillary rights in addition to the pay television rights. The cost of the Media Networks’ third-party licensed content and produced content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Our estimates of fair value for the pay television and ancillary markets and windows of exploitation involve uncertainty and management judgment. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
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
Impairment Assessment. A film group or individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film or film group is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.
Estimate of Fair Value. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), the fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective as key inputs include estimates of future anticipated revenues, estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. See further discussion of Valuation Assumptions below.
For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the fair value is determined based on the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group.

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 11 to our consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and, through March 31, 2021, from our formerly majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, see Note 2 to our consolidated financial statements for further information.
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $2.0 million, $3.6 million and $4.2 million on our total revenue in the fiscal years ended March 31, 2021, 2020, and 2019, respectively.

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
Goodwill and Indefinite-Lived Intangibles. At March 31, 2021, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2021, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $1.97 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessment:
For our annual goodwill impairment test for fiscal 2020, due to the decline in the market price of our common shares in the fourth quarter ended March 31, 2020, which was significantly impacted by the economic uncertainty and market volatility resulting from the COVID-19 global pandemic, we performed a quantitative impairment assessment for all of our reporting units as of March 31, 2020. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 11.5% to 15%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our annual quantitative impairment assessment for fiscal 2020, we determined that two of our reporting units (Television and Media Networks) were at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill.

We evaluated the sensitivity of our most critical assumptions used in the fair value analysis of our Television and Media Networks reporting units, including the discount rate, perpetual nominal growth rate and annual revenue growth rates. For our Television business reporting unit, we determined that an increase in the discount rate of up to 3.3% would not have impacted the test results, assuming no changes to other factors. For our Media Networks reporting unit, we determined that an increase in the discount rate of up to 0.7% or a reduction of the perpetual nominal growth rate of up to 1.33% would not have impacted the test results, assuming no changes to other factors. We also performed a sensitivity analysis on annual revenue growth. We determined that a decrease in annual revenue growth by 0.5% for our Television business reporting unit and 0.3% for our Media Networks reporting unit, and holding film cost spend and amortization the same and maintaining other expenses at the same percentage of revenue, the results would have triggered an impairment. As a result of our quantitative assessment for fiscal 2020, we monitored all of our reporting units for changes in the business environment that could impact recoverability during fiscal 2021.
For our annual goodwill impairment test for fiscal 2021, due to the increase in the market price of our common shares since our most recent quantitative impairment assessment at March 31, 2020, the performance of the Television and Media Networks reporting units in fiscal 2021, and the improvement of overall economic conditions associated with the COVID-19 pandemic, we performed a qualitative assessment for all reporting units. This assessment included consideration of, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, performance and current and projected cash flows of our reporting units, and changes in our share price. Based upon our qualitative assessment, we concluded that it was more-likely-than-not that the fair value of our reporting units was greater than their carrying value.
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
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2021, we performed a qualitative impairment assessment of our indefinite-lived trade names. Based on the qualitative impairment assessment of our trade names, we concluded that it is more-likely-than-not that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors. The market-specific factors considered included recent projections of revenues and growth in OTT subscribers, both domestic and internationally, associated with the STARZ brand name. The Company also considered the macroeconomic impact including the uncertainty around the COVID-19 global pandemic, and the resulting uncertain long-term economic impact on discount rates and growth rates, as well as the impact from tax law changes inclusive of the reduction of the federal tax rate since the acquisition of Starz.
Finite-Lived Intangible Assets. At March 31, 2021, the carrying value of our finite-lived intangible assets was approximately $1.33 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.31 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the first quarter of fiscal 2020 (see below), we amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. Due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, in the second quarter of fiscal 2020, the Company determined it was appropriate to change the pattern of amortization of its Traditional Affiliate customer relationship intangible asset. Accordingly, beginning in the second quarter of fiscal 2020, the Company has adopted an amortization method that reflects amortization in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset. This method results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. See Note 1 to our consolidated financial statements under the Finite-Lived Intangible Assets section for further details.
During fiscal 2021 and fiscal 2020, due to industry factors discussed in the preceding paragraph and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2021, we have a valuation allowance of $350.9 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our effective tax rates differ from the federal statutory rate and are affected by many factors, including the overall level of pre-tax income (loss), the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, any changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, changes in valuation allowances against our deferred tax assets, tax planning strategies available to us and other discrete items.
Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS
Fiscal 2021 Compared to Fiscal 2020
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$1,081.1	$1,670.9	$(589.8)	(35.3)%
Television Production	831.8	1,001.3	(169.5)	(16.9)%
Media Networks	1,562.7	1,486.8	75.9	5.1%
Intersegment eliminations	(204.1)	(269.0)	64.9	(24.1)%
Total revenues	3,271.5	3,890.0	(618.5)	(15.9)%
Expenses:
Direct operating	1,725.9	2,226.1	(500.2)	(22.5)%
Distribution and marketing	719.3	1,008.7	(289.4)	(28.7)%
General and administration	486.6	430.4	56.2	13.1%
Depreciation and amortization	188.5	197.7	(9.2)	(4.7)%
Restructuring and other	24.7	24.3	0.4	1.6%
Gain on sale of Pantaya	(44.1)	—	(44.1)	n/a
Total expenses	3,100.9	3,887.2	(786.3)	(20.2)%
Operating income	170.6	2.8	167.8	nm
Interest expense	(181.5)	(191.3)	9.8	(5.1)%
Interest and other income	5.8	8.8	(3.0)	(34.1)%
Other expense	(6.7)	(11.1)	4.4	(39.6)%
Gain on extinguishment of debt	—	5.4	(5.4)	(100.0)%
Gain (loss) on investments	0.5	(0.5)	1.0	(200.0)%
Equity interests loss	(6.1)	(17.2)	11.1	(64.5)%
Loss before income taxes	(17.4)	(203.1)	185.7	(91.4)%
Income tax provision	(17.1)	(3.3)	(13.8)	nm
Net loss	(34.5)	(206.4)	171.9	(83.3)%
Less: Net loss attributable to noncontrolling interest	15.6	18.0	(2.4)	(13.3)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(18.9)	$(188.4)	$169.5	(90.0)%
_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues decreased in fiscal 2021, primarily due to decreases in Motion Picture and Television Production revenues, which were negatively impacted by the COVID-19 global pandemic, partially offset by increased Media Networks revenues and lower intersegment eliminations associated with lower Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
With theaters mostly closed during fiscal 2021 due to circumstances associated with the COVID-19 global pandemic, Motion Picture revenue decreased primarily due to lower theatrical, international revenue, and home entertainment packaged media revenue due to fewer theatrical and home entertainment releases in fiscal 2021, and to a lesser extent, lower television and other revenue.
Television Production revenue decreased due to lower domestic television revenue with decreased intersegment revenues from the licensing of Starz original series and fewer television episodes delivered in fiscal 2021 largely because of the pausing of productions associated with the COVID-19 global pandemic. The decrease in Television Production revenue was also, to a lesser extent, due to lower other revenue. These decreases were partially offset by an increase in home entertainment digital media revenue and international revenue.
The increase in Media Networks revenue was due to increased revenue across STARZPLAY International, Starz Networks and Other Streaming Services. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2021 and 2020:

	Year Ended March 31,
	2021		2020		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$508.3	47.0%	$810.2	48.5%	$(301.9)	(37.3)%
Television Production	676.5	81.3	879.9	87.9	(203.4)	(23.1)%
Media Networks	677.5	43.4	680.2	45.7	(2.7)	(0.4)%
COVID-19 related charges	50.6	nm	46.0	nm	4.6	n/a
Other	3.0	nm	85.6	nm	(82.6)	(96.5)%
Intersegment eliminations	(190.0)	nm	(275.8)	nm	85.8	(31.1)%
	$1,725.9	52.8%	$2,226.1	57.2%	$(500.2)	(22.5)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in fiscal 2021, primarily due to lower Motion Picture and Television Production revenue and lower other direct operating expense related to certain programming and content charges in fiscal 2020 (as further described below), and to a lesser extent, slightly lower Media Networks direct operating expense. These decreases were partially offset by an increase from COVID-19 related charges (as further described below). The decrease in Television Production direct operating expense was partially offset by the decrease in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. The decrease from Media Networks was due to lower programming amortization at STARZPLAY International, which was partially offset by a benefit at Starz Networks in fiscal 2020 of $39.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during fiscal 2021 and fiscal 2020, we incurred $50.6 million and $46.0 million in incremental costs which were expensed in the periods which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in future periods will decrease as compared to fiscal 2021. We are in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in our consolidated financial statements.

Other. During fiscal 2020, in connection with management changes, we implemented changes to our programming and broadcasting strategy including programming acquired or produced under prior management. As a result, we recorded certain programming and content charges of $76.5 million in fiscal 2020, which are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2021 and 2020:

	Year Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$171.0	$547.2	$(376.2)	(68.8)%
Television Production	29.0	30.7	(1.7)	(5.5)%
Media Networks	501.8	426.1	75.7	17.8%
COVID-19 related charges	16.9	4.2	12.7	n/a
Other	0.6	0.5	0.1	20.0%
	$719.3	$1,008.7	$(289.4)	(28.7)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$71.2	$351.8	$(280.6)	(79.8)%

Distribution and marketing expenses decreased in fiscal 2021 due to a decrease in Motion Picture theatrical P&A, international and home entertainment distribution and marketing expense, partially offset by increased Media Networks distribution and marketing expense and COVID-19 related charges (as further described below). The decrease in Motion Picture theatrical P&A and international distribution and marketing expense was primarily impacted by the COVID-19 global pandemic and associated closure of theaters. The increase in Media Networks distribution and marketing expense was driven by increases at STARZPLAY International and Starz Networks. See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during fiscal 2021 and fiscal 2020 we have incurred $16.9 million and $4.2 million, respectively, in costs primarily related to contractual marketing spends for film releases and events that were canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in future periods will decrease as compared to fiscal 2021.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,				Increase (Decrease)
	2021	% of Revenues	2020	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$106.2		$104.8		$1.4	1.3%
Television Production	42.7		37.3		5.4	14.5%
Media Networks	93.9		87.5		6.4	7.3%
Corporate	113.7		99.7		14.0	14.0%
	356.5	10.9%	329.3	8.5%	27.2	8.3%
Share-based compensation expense	82.9		48.5		34.4	70.9%
Purchase accounting and related adjustments	47.2		52.6		(5.4)	(10.3)%
Total general and administrative expenses	$486.6	14.9%	$430.4	11.1%	$56.2	13.1%

General and administrative expenses increased in fiscal 2021, resulting from an increase in share-based compensation expense, as further described below, and increases in Corporate, Television Production, Media Networks, and Motion Picture general and administrative expenses, partially offset by decreased purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses increased $14.0 million, or 14.0%, primarily due to an increase in cash based incentive compensation partially offset by a decrease in professional fees.
The increase in share-based compensation expense included in general and administrative expense in the fiscal year ended March 31, 2021, as compared to the fiscal year ended March 31, 2020 is primarily due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. Additionally, the increase in share-based compensation expense is due to an increase in the number of share-based payment awards incurring expense in fiscal 2021, as compared to fiscal 2020. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2021	2020
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense	$82.9	$48.5
Restructuring and other(1)	3.5	0.6
Direct operating expense	2.0	1.0
Distribution and marketing expense	0.6	0.5
Total share-based compensation expense	$89.0	$50.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $5.4 million, or 10.3%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $188.5 million for fiscal 2021 decreased $9.2 million from $197.7 million in fiscal 2020.
Restructuring and Other. Restructuring and other increased $0.4 million in fiscal 2021 as compared to fiscal 2020, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal year ended March 31, 2021 and 2020 (see Note 16 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$14.8	$12.3	$2.5	20.3%
Accelerated vesting on equity awards (see Note 14)	3.5	0.6	2.9	nm
Total severance costs	18.3	12.9	5.4	41.9%
COVID-19 related charges(2)	3.0	0.3	2.7	nm
Transaction and related costs(3)	3.4	11.1	(7.7)	(69.4)%
	$24.7	$24.3	$0.4	1.6%
_______________________
nm - Percentage not meaningful.
(1)Severance costs in the fiscal years ended March 31, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the years ended March 31, 2021 and 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the fiscal years ended March 31, 2021 and 2020 reflect transaction, integration and legal costs incurred associated with certain strategic transactions, restructuring activities and legal matters.
Gain on Sale of Pantaya. Gain on sale of Pantaya of $44.1 million for fiscal 2021 represents the gain before income taxes on the sale of the Company's 75% majority interest in Pantaya on March 31, 2021. This gain amount is net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable goodwill accounting guidance. Pantaya was previously reflected in the Company's Media Networks segment (see the Segment Results of Operations section below). See Note 2 to our consolidated financial statements.
Interest Expense. Interest expense of $181.5 million in fiscal 2021 decreased $9.8 million from fiscal 2020 due to lower interest expense on the term loans partially offset by an increase in amortization of debt financing costs and other non-cash interest. The decrease in interest expense on the term loans is primarily due to reductions of the outstanding principal amounts from required principal payments during fiscal 2020 and fiscal 2021, and the lower LIBOR rate in fiscal 2021. The increase in amortization of debt financing costs and other non-cash interest is due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,
	2021	2020
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$4.2	$6.4
Term loans	38.1	76.0
5.875% Senior Notes	30.5	30.6
6.375% Senior Notes	34.8	35.1
Other(1)	29.1	28.3
	136.7	176.4
Amortization of financing costs and other non-cash interest(2)	44.8	14.9
Total interest expense	$181.5	$191.3
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 19 to our consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 19 to our consolidated financial statements).
Other Expense. Other expense of $6.7 million for fiscal 2021 compared to other expense of $11.1 million for fiscal 2020, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 20 to our consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $5.4 million in fiscal 2020 related primarily to the repurchase of a portion of the 5.875% Senior Notes, 6.375% Senior Notes and Term Loan B, with no comparable gain in fiscal 2021. See Note 7 to our consolidated financial statements.
Gain (Loss) on Investments. Gain on investments of $0.5 million for fiscal 2021 included a gain on sale of equity securities without readily determinable fair values of $4.6 million and unrealized gains on equity securities of $1.6 million, which were offset by impairments of $5.7 million on equity method investments and equity securities without readily determinable fair values that were written down to their estimated fair value. This compared to loss on investments of $0.5 million for fiscal 2020 which represented unrealized losses on equity securities.
Equity Interests Loss. Equity interests loss of $6.1 million in fiscal 2021 compared to equity interests loss of $17.2 million in fiscal 2020 due to lower losses from our equity method investees.

Income Tax Provision. We had an income tax provision of $17.1 million in fiscal 2021, compared to a provision of $3.3 million in fiscal 2020. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for fiscal 2021 and fiscal 2020 was also impacted by the change in uncertain tax benefits due to the expiration of statutory limitations and additional settlements with tax authorities.

At March 31, 2021, we had U.S. net operating loss carryforwards of approximately $1,225.7 million available to reduce future federal income taxes which expire beginning in 2029 through 2039, state net operating loss carryforwards of approximately $740.1 million available to reduce future state income taxes which expire in varying amounts beginning 2022, Canadian loss carryforwards of $7.4 million which will expire beginning in 2028, and Luxembourg loss carryforwards of $591.0 million which will expire beginning in 2036. In addition, at March 31, 2021, we had U.S. credit carryforwards related to foreign taxes paid of approximately $77.3 million to offset future federal income taxes that will expire beginning in 2022.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2021 was $18.9 million, or basic and diluted net loss per common share of $0.09 on 220.5 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2020 of $188.4 million, or basic and diluted net loss per common share of $0.86 on 217.9 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, and, when applicable, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated loss before income taxes is presented in Note 17 to the consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,081.1	$1,670.9	$(589.8)	(35.3)%
Expenses:
Direct operating expense	508.3	810.2	(301.9)	(37.3)%
Distribution & marketing expense	171.0	547.2	(376.2)	(68.8)%
Gross contribution	401.8	313.5	88.3	28.2%
General and administrative expenses	106.2	104.8	1.4	1.3%
Segment profit	$295.6	$208.7	$86.9	41.6%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$71.2	$351.8	$(280.6)	(79.8)%

Direct operating expense as a percentage of revenue	47.0%	48.5%

Gross contribution as a percentage of revenue	37.2%	18.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2021 and 2020:

	Year Ended March 31,
	2021			2020			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$8.8	$3.2	$12.0	$326.1	$29.5	$355.6	$(343.6)
Home Entertainment
Digital Media	241.0	220.5	461.5	276.0	171.9	447.9	13.6
Packaged Media	66.8	72.7	139.5	154.8	102.1	256.9	(117.4)
Total Home Entertainment	307.8	293.2	601.0	430.8	274.0	704.8	(103.8)
Television	179.3	50.9	230.2	189.8	57.3	247.1	(16.9)
International	135.4	81.6	217.0	255.2	85.8	341.0	(124.0)
Other	9.6	11.3	20.9	19.8	2.6	22.4	(1.5)
	$640.9	$440.2	$1,081.1	$1,221.7	$449.2	$1,670.9	$(589.8)
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
With theaters mostly closed during fiscal 2021 due to circumstances associated with the COVID-19 global pandemic, theatrical revenue decreased $343.6 million, or 96.6%, in fiscal 2021 as compared to fiscal 2020. Fiscal 2020 included significant revenue from Knives Out, John Wick: Chapter 3 - Parabellum, Angel Has Fallen, Midway and Rambo: Last Blood, while fiscal 2021 included revenue from the limited theatrical release of Chaos Walking and Fatale.
Home entertainment revenue decreased $103.8 million, or 14.7%, in fiscal 2021, as compared to fiscal 2020, due to a decrease of $117.4 million in packaged media revenues as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate in our Feature Film category due to circumstances associated with the COVID-19 global pandemic, and decreases in our Other Films category. The decrease in packaged media revenues was partially offset by increased digital media revenues of $13.6 million, which included increases in our Other Films category from The Secret: Dare to Dream and Force of Nature. Digital media revenue in our Feature Film category in fiscal 2021 included the Premium VOD release of Antebellum, and the initial release on a streaming platform of Run and from our fiscal 2020 theatrical slate revenues from I Still Believe and Knives Out. Digital media revenue in our Feature Film category in fiscal 2020 included significant digital media revenue from John Wick: Chapter 3 - Parabellum.
Television revenue decreased $16.9 million, or 6.8%, in fiscal 2021, as compared to fiscal 2020, due to fewer television windows opening (and revenue recognized) than in fiscal 2020.
International revenue decreased $124.0 million, or 36.4%, in fiscal 2021, as compared to fiscal 2020 due to lower revenue from our fiscal 2021 theatrical slate, which had limited new theatrical releases due to circumstances associated with the COVID-19 global pandemic, as compared to the revenue generated from our fiscal 2020 theatrical slate in fiscal 2020, which included significant international revenue from John Wick: Chapter 3 - Parabellum and Knives Out.

If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we currently expect that Motion Picture segment revenues will increase in fiscal 2022 as compared to fiscal 2021. The extent of the increase, if any, to Motion Picture segment revenues, will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19 in certain parts of the world, and the discovery of new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, general global economic conditions, the rate at which theaters are able to re-open at scale, the rate of consumers' return to the theaters, and the impact of a potentially crowded marketplace from movies which are awaiting theatrical release in the market. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including delays in domestic and international theatrical distribution and production and the pausing of productions, which could impact Motion Picture segment revenues.
Direct Operating Expense. The decrease in direct operating expenses is due to a decrease in Motion Picture revenues. The small decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in fiscal 2021 as compared to fiscal 2020. In particular, the decrease was impacted by the lower amortization rate of the fiscal 2016 and prior theatrical slate titles and acquired and licensed libraries generating revenue in fiscal 2021 as compared to fiscal 2020. Investment in film write-downs included in Motion Picture segment direct operating expense for fiscal 2021 were $19.4 million, as compared to $42.1 million in fiscal 2020.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in fiscal 2021 is primarily due to lower theatrical P&A and international distribution and marketing expense associated with the closure of theaters during fiscal 2021 due to circumstances associated with the COVID-19 global pandemic, and to a lesser extent, lower home entertainment distribution and marketing expense. Theatrical P&A and Premium VOD expense in fiscal 2021 includes expense associated with the release of Antebellum, Chaos Walking, Fatale, and Barb and Star Go to Vista Del Mar. In fiscal 2021, approximately $7.2 million of P&A and Premium VOD expense was incurred in advance for films to be released in fiscal 2022. In fiscal 2020, approximately $10.8 million of P&A and Premium VOD expense was incurred in advance for films to be released in fiscal 2021, such as Antebellum, Spiral, Barb and Star Go to Visa Del Mar, and Run.
Gross Contribution. While Motion Picture revenue declined during the period as discussed above, gross contribution of the Motion Picture segment for fiscal 2021 increased $88.3 million, or 28.2%, as compared to fiscal 2020 due to lower Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, and lower direct operating expense as a percentage of Motion Picture revenue, as discussed above.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $1.4 million, or 1.3%, due to increases in cash based incentive compensation, partially offset by decreases in salaries and wages associated with restructuring initiatives, and decreases in rent, facility, and travel and related costs.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$831.8	$1,001.3	$(169.5)	(16.9)%
Expenses:
Direct operating expense	676.5	879.9	(203.4)	(23.1)%
Distribution & marketing expense	29.0	30.7	(1.7)	(5.5)%
Gross contribution	126.3	90.7	35.6	39.3%
General and administrative expenses	42.7	37.3	5.4	14.5%
Segment profit	$83.6	$53.4	$30.2	56.6%

Direct operating expense as a percentage of revenue	81.3%	87.9%

Gross contribution as a percentage of revenue	15.2%	9.1%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Television Production	(Amounts in millions)
Television	$474.0	$715.7	$(241.7)	(33.8)%
International	164.5	152.7	11.8	7.7%
Home Entertainment Revenue
Digital	127.1	57.4	69.7	121.4%
Packaged Media	5.7	3.4	2.3	67.6%
Total Home Entertainment Revenue	132.8	60.8	72.0	118.4%
Other	60.5	72.1	(11.6)	(16.1)%
	$831.8	$1,001.3	$(169.5)	(16.9)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in fiscal 2021 as compared to fiscal 2020, due to decreased intersegment revenues from the licensing of Starz original series (fiscal 2020 included significant revenue from Power Season 6), fewer television episodes delivered, and decreased revenue from reality television series, all of which were negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in fiscal 2021. In addition, fiscal 2020 included significant revenue from Ambitions and House of Payne.
International revenue in fiscal 2021 increased $11.8 million, or 7.7%, as compared to fiscal 2020, due to increased intersegment revenues from STARZPLAY International from the licensing of Starz original series, and in particular, Power Book II: Ghost.
Home entertainment revenue in fiscal 2021 increased $72.0 million, or 118.4%, as compared to fiscal 2020, driven by digital media revenue in fiscal 2021 for the second syndication license of Mad Men Seasons 1 - 7, and digital media revenue for Power Season 6, partially offset by digital media revenue in fiscal 2020 for Power Season 5.
Other revenue decreased in fiscal 2021 as compared to fiscal 2020. Revenue of 3 Arts Entertainment was negatively impacted in fiscal 2021 as a result of the COVID-19 global pandemic related disruptions. While television production has mostly resumed, the extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases fully returning to and remaining at pre COVID-19 levels.
If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we currently expect that Television Production segment revenues will increase in fiscal 2022 as compared to fiscal 2021. The extent of the increase, if any, to Television Production segment revenues, will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19 in certain parts of the world, and the discovery of new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, and general global economic conditions. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including delays in domestic and international distribution and production throughout the U.S., Canada and worldwide, and the pausing of productions, which could impact Television Production segment revenues.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2021 decreased $203.4 million, or 23.1%, due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased due to the mix of titles generating revenue in fiscal 2021 as compared to fiscal 2020. In particular, fiscal 2021 included significant revenue from Mad Men, which has a lower amortization rate relative to the amortization rate of the Television Production segment, and due to the COVID-19 global pandemic related disruptions, fiscal 2021 included fewer deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2021 increased as compared to fiscal 2020, due to lower direct operating expenses as a percentage of television production revenue, partially offset by lower television production revenue.

General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.4 million, or 14.5%, due to an increase in incentive compensation partially offset by decreases in travel and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2021 and 2020:

	Year Ended
	March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,562.7	$1,486.8	$75.9	5.1%
Expenses:
Direct operating expense	677.5	680.2	(2.7)	(0.4)%
Distribution & marketing expense	501.8	426.1	75.7	17.8%
Gross contribution	383.4	380.5	2.9	0.8%
General and administrative expenses	93.9	87.5	6.4	7.3%
Segment profit	$289.5	$293.0	$(3.5)	(1.2)%

Direct operating expense as a percentage of revenue	43.4%	45.7%

Gross contribution as a percentage of revenue	24.5%	25.6%

The following table sets forth the Media Networks segment profit by product line. Our majority interest in Pantaya (reflected in and representing substantially all of Other Streaming Services) was sold on March 31, 2021, see Note 2 to our consolidated financial statements for further information.

	Year Ended				Year Ended
	March 31, 2021				March 31, 2020
	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,446.9	$65.5	$50.3	$1,562.7	$1,430.1	$22.9	$33.8	$1,486.8
Expenses:
Direct operating expense	576.7	89.0	11.8	677.5	554.3	120.1	5.8	680.2
Distribution & marketing expense	363.8	98.2	39.8	501.8	346.9	42.4	36.8	426.1
Gross contribution	506.4	(121.7)	(1.3)	383.4	528.9	(139.6)	(8.8)	380.5
General and administrative expenses	68.0	18.3	7.6	93.9	66.1	15.0	6.4	87.5
Segment profit	$438.4	$(140.0)	$(8.9)	$289.5	$462.8	$(154.6)	$(15.2)	$293.0

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

	March 31,	March 31,
	2021	2020
	(Amounts in millions)
Starz Domestic
Linear Subscribers	10.9	12.1
OTT Subscribers	10.0	6.8
Total	20.9	18.9
STARZPLAY International
Linear Subscribers	1.9	1.9
OTT Subscribers	4.9	1.3
Total	6.8	3.2
Total Starz
Linear Subscribers	12.8	14.0
OTT Subscribers	14.9	8.1
Total Starz	27.7	22.1
STARZPLAY Arabia(1)	1.8	1.8
Total Domestic and International Subscribers(2)	29.5	23.9

Subscribers by Platform:
Linear Subscribers	12.8	14.0
OTT Subscribers(2)(3)	16.7	9.9
Total Global Subscribers(2)	29.5	23.9
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)Due to the March 31, 2021 sale of Pantaya, total domestic and international subscribers, OTT subscribers and total global subscribers amounts have been adjusted from amounts previously reported for March 31, 2020 to exclude Pantaya in order to be consistent with the presentation at March 31, 2021. Subscribers of Pantaya (all OTT) at March 31, 2021 and March 31, 2020 amounted to 0.9 million and 0.7 million, respectively.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
Revenue. The increase in Media Networks' revenue was driven by higher STARZPLAY International revenue of $42.6 million, increased Starz Networks' revenue of $16.8 million and increased Other Streaming Services revenue of $16.5 million. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since March 31, 2020. Starz Networks' revenue increased as a result of higher OTT revenue resulting from increased subscriptions, partially offset by declines in revenue from traditional linear services. Our majority interest in Pantaya (reflected in and representing substantially all of Other Streaming Services) was sold on March 31, 2021, see Note 2 to our consolidated financial statements for further information.
As a result of events related to the COVID-19 global pandemic, television and streaming consumption around the globe increased, as well as home entertainment demand. STARZ experienced an increase in viewership of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns. However, it is too early to say whether this increase is indicative of future results and whether growth may slow as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.

During fiscal 2021 and fiscal 2020, the following original series premiered on STARZ:

Year Ended March 31, 2021	Year Ended March 31, 2020
First Quarter:	First Quarter:
Vida Season 3	The Spanish Princess
Hightown Season 1	Vida Season 2
The Rook Season 1
Second Quarter:	Second Quarter:
P-Valley Season 1	Sweetbitter Season 2
Power Book II: Ghost	Power Season 6A
Power Confidential Season 1
Third Quarter:*	Third Quarter:
Seduced: Inside the NXIVM Cult	Dublin Murders
The Spanish Princess Season 2	Leavenworth
Fourth Quarter:	Fourth Quarter:
American Gods Season 3	Power Season 6B
Min in Kilts	Wrong Man Season 2
The Gloaming	Outlander Season 5
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
The decrease in Media Networks direct operating expenses is due to lower direct operating expenses at STARZPLAY International, offset by increases at Starz Networks and, to a lesser extent, Other Streaming Services in fiscal 2021. Direct operating expenses at STARZPLAY International decreased as a result of write downs of programming costs during fiscal 2020 and prior periods, which reduced the programming cost basis being amortized in fiscal 2021, partially offset by the continued expansion of STARZPLAY International. The increase in Starz Networks direct operating expense was due to a benefit in fiscal 2020 of $39.7 million associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates, and higher programming amortization related to theatrical releases under our programming output agreement with Sony, partially offset by lower programming cost amortization related to our Starz Originals due to fewer series premieres and lower development expense.
The increase in Media Networks distribution and marketing expense is due primarily to an increase at STARZPLAY International from increased advertising and marketing costs in order to drive subscriber growth in the international territories previously launched, and additional territories launched since March 31, 2020. In addition, Starz Networks distribution and marketing expense increased due to an increase in operating expense related to continued growth in the OTT service and increased advertising and marketing to drive subscriber growth.
Gross Contribution. The increase in gross contribution compared to fiscal 2020 was due to lower negative contributions from STARZPLAY International and Other Streaming Services, partially offset by a decrease at Starz Networks driven by the benefit in direct operating expense in fiscal 2020 as discussed above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2021 increased from fiscal 2020, driven by slight increases across STARZPLAY International, Starz Networks and Other Streaming Services.

Liquidity and Capital Resources

Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, our production loans, the monetization of trade accounts receivable and our Production Tax Credit Facility (as defined and further described below). As of March 31, 2021, we had cash and cash equivalents of $528.7 million. Our debt at March 31, 2021 primarily consisted of a $1.5 billion five-year revolving credit facility (with no amounts outstanding at March 31, 2021) due March 2023 (the "Revolving Credit Facility"), a five-year term loan A facility due March 2023 (the "Term Loan A"), a seven-year term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), 5.875% senior notes due 2024 (the "5.875% Senior Notes"), and 6.375% senior notes due 2024 (the "6.375% Senior Notes"). See below for our refinancing and debt transaction activities subsequent to March 31, 2021.
In addition, in January 2021, as amended on March 31, 2021, we entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $220.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to, at our option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum. The Production Tax Credit Facility matures on January 27, 2025. As of March 31, 2021, the Company had $120.0 million outstanding under the Production Tax Credit Facility, and there was $79.2 million available under the Production Tax Credit Facility.
Subsequent to March 31, 2021, we completed the following debt transactions:
Senior Notes Redemption and Issuance. On April 1, 2021, we redeemed in full the $518.7 million outstanding principal amount of the 5.875% Senior Notes due November 2024 and the $545.6 million outstanding principal amount of the 6.375% Senior Notes due February 2024. In connection with the early redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, we paid a prepayment premium of $15.2 million and $17.4 million, respectively, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indentures governing the 5.875% Senior Notes and the 6.375% Senior Notes, respectively.
In connection with the redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, on April 1, 2021, we issued $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 15, 2029.
Credit Agreement Amendment. On April 6, 2021, we amended our Credit Agreement to, among other things, extend the maturity (the "Extension") of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million, to April 6, 2026 (the "2026 Term Loan A"), and make certain other changes to the covenants and other provisions therein. After giving effect to the Extension, $250.00 million of revolving credit commitments and $215.1 million of term A loans remained outstanding with a maturity of March 22, 2023 (the "2023 Term Loan A").

The 2026 Term Loan A requires mandatory quarterly principal payments beginning September 30, 2022 at a quarterly rate of 1.25%, then at quarterly rates of 1.75% beginning September 30, 2023, and 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity. The 2023 Term Loan A will continue to require mandatory quarterly principal payments under the original repayment schedule, at quarterly rates of 2.50% beginning June 30, 2021, with the balance payable at maturity.
Term Loan B Repurchases. In April and May 2021, we completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B.
See Note 22 to our consolidated financial statements for further information.
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

In addition, the Company has a redeemable noncontrolling interest balance of $219.1 million as of March 31, 2021 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 12 to our consolidated financial statements).
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
In the short-term, while a portion of our revenue has been reduced as a result of disruptions associated with the COVID-19 global pandemic, our cash requirements for productions and marketing spends have also been reduced. While we cannot predict the outcome of the disruptions associated with the COVID-19 global pandemic on our operating results, cash flows and financial position, we currently expect that as production activity increases and theaters begin to reopen, our cash requirements for productions and marketing spends will increase in fiscal 2022 as compared to fiscal 2021.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, and available production financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production financing, government incentive programs, film funds, distribution commitments, the monetization of trade accounts receivable, and our Production Tax Credit Facility. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. Additionally, circumstances related to the COVID-19 global pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2021, the Company was in compliance with all applicable covenants.

The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2021, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the fiscal year ended March 31, 2021, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75.
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
Capacity to Pay Dividends. At March 31, 2021, the capacity to pay dividends under the Senior Credit Facilities and the 5.875% Senior Notes and 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $34.5 million and accumulated deficit of $82.9 million were deemed free of restrictions from paying dividends at March 31, 2021.

Discussion of Operating, Investing, Financing Cash Flows

Cash and cash equivalents increased by $206.3 million for the fiscal year ended March 31, 2021 and increased by $136.8 million for the fiscal year ended March 31, 2020, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2021 and 2020 were as follows:

	Year Ended March 31,
	2021	2020	Net Change
	(Amounts in millions)
Operating Activities:
Operating income	$170.6	$2.8	$167.8
Depreciation and amortization	188.5	197.7	(9.2)
Amortization of films and television programs and program rights	1,189.8	1,706.7	(516.9)
Non-cash share-based compensation	89.0	50.5	38.5
Gain on sale of Pantaya	(44.1)	—	(44.1)
Cash interest	(136.7)	(176.4)	39.7
Current income tax provision	(13.7)	(4.2)	(9.5)
Other non-cash charges included in operating activities	72.3	66.2	6.1
Cash flows from operations before changes in operating assets and liabilities	1,515.7	1,843.3	(327.6)

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	133.9	397.5	(263.6)
Investment in films and television programs and program rights	(1,616.7)	(1,545.3)	(71.4)
Accounts payable and accrued liabilities	32.7	(31.8)	64.5
Other changes in operating assets and liabilities	(66.1)	(49.1)	(17.0)
Changes in operating assets and liabilities	(1,516.2)	(1,228.7)	(287.5)
Net Cash Flows Provided By (Used In) Operating Activities	$(0.5)	$614.6	$(615.1)

Cash flows used in operating activities for the fiscal year ended March 31, 2021 were $0.5 million compared to cash flows provided by operating activities of $614.6 million for the fiscal year ended March 31, 2020. The increase in cash used in operating activities for fiscal 2021 as compared to fiscal 2020 is due to lower cash flows from operations before changes in operating assets and liabilities, and greater cash used from changes in operating assets and liabilities as shown above. The greater use of cash from changes in operating assets and liabilities was driven by lower decreases in accounts receivable, net and other assets, and greater cash used for investment in films and television programs and program rights. These decreases were partially offset by lower use of cash from increases in accounts payable and accrued liabilities, as reflected above, and the receipt of $64.3 million from the Internal Revenue Service related to the Company's net operating loss carryback claim which is subject to review and included in other liabilities until the review is completed. In addition, cash flows used in operating activities for the fiscal year ended March 31, 2021 included a net benefit of approximately $28.2 million from the monetization of accounts receivables programs, as compared to a benefit of approximately $253.0 million for the year ended March 31, 2020 (see Note 20 to our consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2021 and 2020 were as follows:

	Year Ended March 31,
	2021	2020
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of equity method and other investments	$4.1	$—
Investment in equity method investees and other	(0.2)	(20.6)
Capital expenditures	(35.0)	(31.1)
Net Cash Flows Used In Investing Activities	$(31.1)	$(51.7)
Cash flows used in investing activities of $31.1 million for the fiscal year ended March 31, 2021 compared to cash flows used in investing activities of $51.7 million for the fiscal year ended March 31, 2020, primarily due to lower investment in equity method investees and other, as reflected above.
In addition, on March 31, 2021, the Company sold its 75% majority interest in Pantaya to Hemisphere Media Group for approximately $123.6 million in cash which was paid on April 1, 2021, therefore the receivable for the purchase consideration is included in other current assets as of March 31, 2021 and excluded from the consolidated statement of cash flows, as a non-cash investing activity, for the year ended March 31, 2021 (see Note 20 to our consolidated financial statements).
Financing Activities. Cash flows provided by (used in) financing activities for the fiscal years ended March 31, 2021 and 2020 were as follows:

	Year Ended March 31,
	2021	2020
	(Amounts in millions)
Debt - borrowings	$200.0	$852.1
Debt - repurchases and repayments	(267.6)	(1,033.4)
Net repayments of debt	(67.6)	(181.3)

Production loans - borrowings	273.7	59.0
Production loans - repayments	(53.0)	(293.8)
Net proceeds from (repayments of) production loans	220.7	(234.8)

Production tax credit facility advances	118.8	—
Repurchase of common shares	(2.2)	(2.6)
Other financing activities	(31.8)	(7.4)
Net Cash Flows Provided By (Used In) Financing Activities	$237.9	$(426.1)
Cash flows provided by financing activities of $237.9 million for the fiscal year ended March 31, 2021 compared to cash flows used in financing activities of $426.1 million for the fiscal year ended March 31, 2020.
Cash flows provided by financing activities for fiscal 2021 primarily reflects net production loan borrowings of $220.7 million as production activity increased in the third and fourth quarters of fiscal 2021, Production Tax Credit Facility advances of $118.8 million, and net debt repayments of $67.6 million representing required repayments on our term loans. In addition, other financing activities in fiscal 2021 includes $22.3 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 19 to our consolidated financial statements), $7.7 million for tax withholding required on equity awards, and cash used for the repurchase of common shares of $2.2 million.
Cash flows used in financing activities for fiscal 2020 primarily reflects net production loan repayments of $234.8 million and net debt repurchases and repayments of $181.3 million. In addition, cash flows used in financing activities for fiscal 2020 reflects cash used for the repurchase of common shares of $2.6 million. Net debt repurchases and repayments of $181.3 million in fiscal 2020 included the below transactions:

•In March 2020, we paid $1.0 million to repurchase $1.3 million principal amount of the 5.875% Senior Notes, and we paid $3.5 million to repurchase $4.4 million principal amount of the 6.375% Senior Notes.
•In March 2020, we paid $22.0 million to repurchase $28.0 million principal amount of the Term Loan B.
•Voluntary prepayments totaling $101.9 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.

Debt
See Note 7 to our consolidated financial statements for a discussion of our debt.
Production Loans and Production Tax Credit Facility
See Note 10 to our consolidated financial statements for a discussion of our production loans and production tax credit facility.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2021:

	Year Ended March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2021 (on-balance sheet arrangements)
Revolving credit facility(1)	$—	$—	$—	$—	$—	$—	$—
Term Loan A(1)	75.0	585.0	—	—	—	—	660.0
Term Loan B(1)	12.5	12.5	12.5	915.1	—	—	952.6
5.875% Senior Notes(2)	—	—	—	518.7	—	—	518.7
6.375% Senior Notes(2)	—	—	545.6	—	—	—	545.6
Film obligations, production loans and production tax credit facility(3)	385.0	140.2	45.8	125.7	4.5	6.6	707.8
Operating lease obligations(4)	47.6	41.1	25.8	15.0	15.4	34.0	178.9
	520.1	778.8	629.7	1,574.5	19.9	40.6	3,563.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(5)	365.5	304.7	112.0	33.0	33.0	1.0	849.2
Interest payments(6)	135.6	131.0	105.9	59.8	—	—	432.3
Other contractual obligations	135.5	58.4	21.9	9.7	7.9	50.4	283.8
	636.6	494.1	239.8	102.5	40.9	51.4	1,565.3
Total future repayment of debt and other commitments under contractual obligations (7)	$1,156.7	$1,272.9	$869.5	$1,677.0	$60.8	$92.0	$5,128.9
 ___________________
(1)On April 6, 2021, the Company amended its Credit Agreement to extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026. Additionally, in April and May 2021, we completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B. See Note 22 to our consolidated financial statements for subsequent events.
(2)On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 to our consolidated financial statements for subsequent events.

(3)Film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation. Production tax credit facility represent amounts due at March 31, 2021 under our Production Tax Credit Facility, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available. See Note 10 to our consolidated financial statements.
(4)See Note 8 to our consolidated financial statements for further information on leases.
(5)Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments, and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.
(6)Includes cash interest payments on our debt outstanding at March 31, 2021, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates. See footnotes (1) and (2) above for debt transactions subsequent to March 31, 2021 (see Note 22 - Subsequent Events).
(7)Not included in the amounts above are $219.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 13 to our consolidated financial statements, remaining performance obligations were $1.6 billion at March 31, 2021 (March 31, 2020 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at March 31, 2021 (March 31, 2020 - $1.0 billion), respectively.
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
Interest Rate Risk. At March 31, 2021, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 19 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, certain production loans and our Production Tax Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of March 31, 2021, each quarter point change in interest rates would result in a $3.5 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 2.25% to 2.92% and applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $0.9 million in additional costs capitalized to the respective film or television asset.
The applicable margin with respect to advances under the Production Tax Credit Facility is a percentage per annum equal to a LIBOR rate plus 1.50%. Assuming the Production Tax Credit Facility is utilized up to its maximum capacity of $220.0 million, based on the applicable LIBOR in effect as of March 31, 2021, each quarter point change in interest rates would result in a $0.6 million change in annual net interest expense on the Production Tax Credit Facility.

At March 31, 2021, our 5.875% Senior Notes and 6.375% Senior Notes had an aggregate outstanding carrying value of $1,047.5 million, and an estimated fair value of $1,096.9 million. On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued (see Note 22 to our consolidated financial statements for subsequent events).

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2021:

		Year Ended March 31,						Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total	March 31, 2021
			(Amounts in millions)
Debt, Production Loans and Production Tax Credit Facility
Variable Rates:
Revolving Credit Facility(1)(2)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)(2)	75.0	585.0	—	—	—	—	660.0	647.6
Average Interest Rate	1.86%	1.86%	—	—	—	—
Term Loan B(1)	12.5	12.5	12.5	915.1	—	—	952.6	936.0
Average Interest Rate	2.36%	2.36%	2.36%	2.36%	—	—
Production loans(1)	238.7	102.1	32.7	—	—	—	373.5	373.5
Average Interest Rate	2.63%	2.42%	2.38%	—	—	—
Production tax credit facility(3)	—	—	—	120.0	—	—	120.0	120.0
Average Interest Rate	—	—	—	1.61%	—	—
Fixed Rates:
5.875% Senior Notes(4)	—	—	—	518.7	—	—	518.7	533.9
Average Interest Rate	—	—	—	5.875%	—	—
6.375% Senior Notes(4)	—	—	545.6	—	—	—	545.6	563.0
Average Interest Rate	—	—	6.375%	—	—	—
Interest Rate Swaps(5)
Variable to fixed notional amount	—	—	—	300.0	—	1,400.0	1,700.0	74.1
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)On April 6, 2021, the Company amended its Credit Agreement to extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026. Additionally, in April and May 2021, we completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B. See Note 22 to our consolidated financial statements for subsequent events.
(3)The repayment amount for the Production Tax Credit Facility represents the amount outstanding at March 31, 2021, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available.
(4)On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 to our consolidated financial statements for subsequent events.
(5)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.840% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 19 to our consolidated financial statements.

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

As of March 31, 2021, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2021.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a materially effect on the financial statements.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2021, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to disruptions related to the COVID-19 global pandemic, but we are continually monitoring and assessing the COVID-19 situation on our internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements and the related notes and schedule listed in the Index at Item 15(a) and our report dated May 28, 2021 expressed an unqualified opinion thereon.

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
May 28, 2021

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2021.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-68.
(2)Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.
(3)and (b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2021
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2021:
Reserves:
Returns and allowances	$33.7	$53.3	$—		$(60.9)	(2)	$26.1
Provision for doubtful accounts	$9.3	$(2.5)	$—		$(0.3)	(3)	$6.5
Deferred tax valuation allowance	$435.8	$(56.3)	$(28.6)	(4)	$—		$350.9

Year Ended March 31, 2020:
Reserves:
Returns and allowances	$35.0	$81.2	$—		$(82.5)	(2)	$33.7
Provision for doubtful accounts	$5.4	$5.7	$—		$(1.8)	(3)	$9.3
Deferred tax valuation allowance	$401.1	$4.5	$30.2	(4)	$—		$435.8

Year Ended March 31, 2019:
Reserves:
Returns and allowances	$56.2	$126.0	$—		$(147.2)	(2)	$35.0
Provision for doubtful accounts	$7.5	$(2.0)	$—		$(0.1)	(3)	$5.4
Deferred tax valuation allowance	$73.2	$313.9	$14.0	(4)	$—		$401.1
____________________________
(1)Charges for returns and allowances are charges against revenue.
(2)Actual returns and fluctuations in foreign currency exchange rates.
(3)Uncollectible accounts written off and fluctuations in foreign currency exchange rates.
(4)Valuation allowance adjustments recorded in other comprehensive income and primarily associated with hedging activity.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
3.1	Articles	8-K	3.1	12/8/2016
3.2x	Notice of Articles
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	4/1/2021
4.2	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.3	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.6	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.6.1	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.7	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.7.1	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.8	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.9	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015
10.10	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.11	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.12	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.12.1	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.12.2	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.12.3	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	10.34	5/23/2019
10.12.4	Amendment No. 4, dated as of April 6, 2021, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	10.1	4/6/2021
10.13*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan.	8-K	10.1	9/15/2020
10.13.1*	Form of Restricted Share Unit Award Agreement	10-Q	10.39	11/7/2019
10.13.2*	Form of Nonqualified Stock Option Agreement	10-Q	10.40	11/7/2019
10.13.3*	Form of Share Appreciation Rights Award Agreement	10-Q	10.41	11/7/2019
10.14*	Deferred Compensation Plan	10-Q	10.41	2/4/2021
10.15*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2018	10-Q	10.39	12/31/2018
10.15.1*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated June 22, 2020	10-Q	10.36	8/6/2020
10.16*	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 16, 2018	10-Q	10.36	8/8/2019
10.16.1*	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 15, 2020	10-Q	10.37	8/6/2020
10.17*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated November 1, 2019	10-Q	10.38	11/7/2019
10.17.1*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated June 22, 2020	10-Q	10.35	8/6/2020
10.18*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.1	8/26/2020
10.19*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.1	12/21/2020
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2021 , formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 (formatted as Inline XBRL and contained in Exhibit 101).

_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2021.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 28, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Corii Berg and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2021
James W. Barge

/s/ MICHAEL BURNS	Vice Chairman, Director	May 28, 2021
Michael Burns

/s/ MIGNON CLYBURN	Director	May 28, 2021
Mignon Clyburn

/s/ GORDON CRAWFORD	Director	May 28, 2021
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 28, 2021
Jon Feltheimer

/s/ EMILY FINE	Director	May 28, 2021
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 28, 2021
Michael T. Fries

/s/ SUSAN MCCAW	Director	May 28, 2021
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 28, 2021
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 28, 2021
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 28, 2021
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 28, 2021
Hardwick Simmons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies,” “Investment in Films and Television Programs” is stated at the lower of amortized cost or estimated fair value. As disclosed in Note 3 to the consolidated financial statements “Investment in Films and Television Programs and Licensed Program Rights,” total impairment charges on investment in films and television programs related to theatrical films were $34.8 million for the year ended March 31, 2021 and the unamortized balance related to completed and not released and in progress theatrical films was $253.1 million at March 31, 2021.

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

Los Angeles, California
May 28, 2021

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$528.7	$318.2
Accounts receivable, net	383.7	522.0
Program rights	—	310.5
Other current assets	274.3	157.4
Total current assets	1,186.7	1,308.1
Investment in films and television programs and program rights, net	2,222.7	1,517.3
Property and equipment, net	91.1	140.9
Investments	31.9	40.3
Intangible assets	1,575.1	1,719.6
Goodwill	2,764.5	2,833.5
Other assets	434.2	391.5
Total assets	$8,306.2	$7,951.2
LIABILITIES
Accounts payable and accrued liabilities	$545.4	526.9
Participations and residuals	508.8	441.9
Film obligations, production loans and production tax credit facility	385.0	353.7
Debt - short term portion	88.0	68.6
Deferred revenue	165.7	116.6
Total current liabilities	1,692.9	1,507.7
Debt	2,542.9	2,664.4
Participations and residuals	304.6	421.6
Film obligations, production loans and production tax credit facility	318.5	96.9
Other liabilities	337.1	334.9
Deferred revenue	56.2	61.3
Deferred tax liabilities	40.3	36.6
Redeemable noncontrolling interest	219.1	167.8
Commitments and contingencies (Note 18)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.0 shares issued (March 31, 2020 - 83.0 shares issued)	663.2	659.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 138.2 shares issued (March 31, 2020 - 136.4 shares issued)	2,296.0	2,221.7
Accumulated deficit	(82.9)	(16.9)
Accumulated other comprehensive loss	(83.3)	(206.0)
Total Lions Gate Entertainment Corp. shareholders' equity	2,793.0	2,658.0
Noncontrolling interests	1.6	2.0
Total equity	2,794.6	2,660.0
Total liabilities and equity	$8,306.2	$7,951.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions, except per share amounts)
Revenues	$3,271.5	$3,890.0	$3,680.5
Expenses:
Direct operating	1,725.9	2,226.1	2,028.2
Distribution and marketing	719.3	1,008.7	835.5
General and administration	486.6	430.4	445.4
Depreciation and amortization	188.5	197.7	163.4
Restructuring and other	24.7	24.3	78.0
Gain on sale of Pantaya	(44.1)	—	—
Total expenses	3,100.9	3,887.2	3,550.5
Operating income	170.6	2.8	130.0
Interest expense
Interest expense	(181.5)	(191.3)	(163.6)
Interest on dissenting shareholders' liability	—	—	(35.3)
Interest expense	(181.5)	(191.3)	(198.9)
Shareholder litigation settlements	—	—	(114.1)
Interest and other income	5.8	8.8	12.0
Other expense	(6.7)	(11.1)	(4.7)
Gain (loss) on extinguishment of debt	—	5.4	(1.9)
Gain (loss) on investments	0.5	(0.5)	(87.6)
Equity interests loss	(6.1)	(17.2)	(42.9)
Loss before income taxes	(17.4)	(203.1)	(308.1)
Income tax (provision) benefit	(17.1)	(3.3)	8.5
Net loss	(34.5)	(206.4)	(299.6)
Less: Net loss attributable to noncontrolling interests	15.6	18.0	15.4
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(18.9)	$(188.4)	$(284.2)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.09)	$(0.86)	$(1.33)
Diluted net loss per common share	$(0.09)	$(0.86)	$(1.33)

Weighted average number of common shares outstanding:
Basic	220.5	217.9	213.7
Diluted	220.5	217.9	213.7

Dividends declared per common share	$—	$—	$0.18

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Net loss	$(34.5)	$(206.4)	$(299.6)
Foreign currency translation adjustments, net of tax	3.7	(0.6)	(5.8)
Net unrealized gain (loss) on cash flow hedges, net of tax benefit of nil, nil and $0.3 million in 2021, 2020 and 2019, respectively	119.0	(125.1)	(62.2)
Comprehensive income (loss)	88.2	(332.1)	(367.6)
Less: Comprehensive loss attributable to noncontrolling interest	15.6	18.0	15.4
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$103.8	$(314.1)	$(352.2)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2018	81.8	$628.7	129.3	$2,020.3	$516.6	$(9.7)	$3,155.9	$1.0	$3,156.9
Cumulative effect of accounting changes	—	—	—	—	21.3	(2.6)	18.7	—	18.7
Exercise of stock options	—	0.6	0.6	5.8	—	—	6.4	—	6.4
Share-based compensation, net	0.3	11.9	0.5	47.0	—	—	58.9	—	58.9
Issuance of common shares related to acquisitions and other	0.4	8.5	3.1	67.5	—	—	76.0	—	76.0
Noncontrolling interests	—	—	—	—	—	—	—	1.4	1.4
Dividends declared	—	—	—	—	(38.5)	—	(38.5)	—	(38.5)
Net income (loss)	—	—	—	—	(284.2)	—	(284.2)	0.8	(283.4)
Other comprehensive loss	—	—	—	—	—	(68.0)	(68.0)	—	(68.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.2	1.7	—	—	1.7	—	1.7
Share-based compensation, net	0.3	4.8	0.6	42.7	—	—	47.5	—	47.5
Issuance of common shares related to acquisitions and other	0.9	8.5	2.1	36.7	—	—	45.2	—	45.2
Repurchase of common shares, no par value	(0.7)	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Net income (loss)	—	—	—	—	(188.4)	—	(188.4)	0.2	(188.2)
Other comprehensive loss	—	—	—	—	—	(125.7)	(125.7)	—	(125.7)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(37.2)	—	(37.2)	—	(37.2)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Exercise of stock options	—	0.1	0.2	1.3	—	—	1.4	—	1.4
Share-based compensation, net	0.2	4.7	1.6	72.8	—	—	77.5	—	77.5
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Repurchase of common shares, no par value	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net income (loss)	—	—	—	—	(18.9)	—	(18.9)	0.2	(18.7)
Other comprehensive income	—	—	—	—	—	122.7	122.7	—	122.7
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(47.1)	—	(47.1)	—	(47.1)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 12).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Operating Activities:
Net loss	$(34.5)	$(206.4)	$(299.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	188.5	197.7	163.4
Amortization of films and television programs and program rights	1,189.8	1,706.7	1,516.5
Interest on dissenting shareholders' liability	—	—	(72.0)
Amortization of debt financing costs and other non-cash interest	44.8	14.9	11.6
Non-cash share-based compensation	89.0	50.5	68.1
Other amortization	73.2	68.5	29.0
Distributions from equity method investee	—	—	1.8
Gain on sale of Pantaya	(44.1)	—	—
Loss (gain) on extinguishment of debt	—	(5.4)	1.9
Equity interests loss	6.1	17.2	42.9
Loss (gain) on investments	(0.5)	0.5	87.6
Deferred income taxes	3.4	(0.9)	(23.6)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	133.9	397.5	470.8
Investment in films and television programs and program rights, net	(1,616.7)	(1,545.3)	(1,469.9)
Accounts payable and accrued liabilities	32.7	(31.8)	41.0
Participations and residuals	(49.1)	(24.5)	(85.8)
Film obligations	(64.9)	6.8	(11.8)
Deferred revenue	47.9	(31.4)	(44.4)
Net Cash Flows Provided By (Used In) Operating Activities	(0.5)	614.6	427.5
Investing Activities:
Proceeds from the sale of equity method and other investments	4.1	—	48.0
Investment in equity method investees and other	(0.2)	(20.6)	(48.6)
Business acquisitions, net of cash acquired of $5.5 in 2019	—	—	(77.3)
Capital expenditures	(35.0)	(31.1)	(43.8)
Net Cash Flows Used In Investing Activities	(31.1)	(51.7)	(121.7)
Financing Activities:
Debt - borrowings	200.0	852.1	3,541.2
Debt - repayments	(267.6)	(1,033.4)	(3,212.7)
Production loans - borrowings	273.7	59.0	338.1
Production loans - repayments	(53.0)	(293.8)	(305.4)
Production tax credit facility advances	118.8	—	—
Interest rate swap settlement payments	(22.3)	—	—
Payment of dissenter liability accrued at acquisition	—	—	(797.3)
Repurchase of common shares	(2.2)	(2.6)	—
Dividends paid	—	—	(57.4)
Distributions to noncontrolling interest	(3.4)	(5.7)	(3.7)
Exercise of stock options	1.6	1.7	8.0
Tax withholding required on equity awards	(7.7)	(3.4)	(10.1)
Net Cash Flows Provided By (Used In) Financing Activities	237.9	(426.1)	(499.3)
Net Change In Cash and Cash Equivalents	206.3	136.8	(193.5)
Foreign Exchange Effects on Cash and Cash Equivalents	4.2	(2.9)	(0.3)
Cash and Cash Equivalents - Beginning Of Period	318.2	184.3	378.1
Cash and Cash Equivalents - End Of Period	$528.7	$318.2	$184.3
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Combining the STARZ premium global subscription platform with world-class motion picture and television studio operations, Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) brings a unique and varied portfolio of entertainment to consumers around the world. Its film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and one of the largest collections of film and television franchises in the independent media space.
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
Significant Accounting Policies
Revenue Recognition
The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services and from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.
◦Digital Media. Digital media includes digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through ("EST"), and digital rental) and licenses of content to digital platforms for a fixed fee.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

◦Packaged Media. Packaged media revenues represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as "Packaged Media") in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

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

•International. International revenues are derived from (1) licensing of the Company's productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues are also generated from sales or usage based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by our customer generating a royalty due to us has occurred.

•Other. Other revenues are derived from the licensing of the Company's film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

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

•Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services through over-the-top ("OTT") platforms and U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) and on a direct-to-consumer basis through the Starz App. Media Networks revenues also include international revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside the United States. Through March 31, 2021, Media Networks' revenues also include revenues from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2021, 2020, and 2019, total capitalized interest was $2.8 million, $3.8 million, and $10.8 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
For investment in films and television programs monetized as a group, see further discussion below under Licensed Program Rights for a description of amortization of costs monetized as a group.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recording Cost. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases. Certain license agreements and productions may include additional ancillary rights in addition to the pay television rights. The cost of the Media Networks’ third-party licensed content and produced content is allocated between the pay television market distributed by the Media Networks’ segment and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) distributed by the Television Production segment based on the estimated relative fair values of these markets. Our estimates of fair value for the pay television and ancillary markets and windows of exploitation involve uncertainty and management judgment.
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

Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Distribution equipment	3 — 7 years
Computer equipment and software	3 — 5 years
Furniture and equipment	3 — 7 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Land	Not depreciated
The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded based on the difference between the carrying amount and the fair value based on discounted cash flows.
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
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in the "Other assets - non-current" line item in the Company's consolidated balance sheet. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the “Accounts payable and accrued liabilities” and “Other liabilities - non-current” line items in the Company's consolidated balance sheet. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's consolidated balance sheet. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term. As of March 31, 2021, the Company does not have any outstanding finance leases.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2021, 2020, and 2019, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Finite-Lived Intangible Assets
At March 31, 2021, the carrying value of the Company's finite-lived intangible assets was approximately $1.33 billion. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.31 billion. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. Through the first quarter of fiscal 2020 (see below), the Company amortized the Starz Traditional Affiliate customer relationships discussed above on a straight-line basis over 17 years.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For fiscal 2021 and fiscal 2020, due to the industry factors discussed above and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
Goodwill and Indefinite-Lived Intangible Assets
At March 31, 2021, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. The Company's indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill represents the excess of acquisition costs over the tangible and intangible assets acquired and liabilities assumed in various business acquisitions by the Company. Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31, 2021 were Motion Picture, Media Networks, and our Television and Talent Management businesses, both of which are part of our Television Production segment.
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
A quantitative assessment requires determining the fair value of our reporting units or indefinite-lived intangible assets. The determination of the fair value of each reporting unit or indefinite-lived intangible asset utilizes discounted cash flows ("DCF") analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.
For fiscal 2020, due to the decline in the market price of our common shares in the quarter ended March 31, 2020, which was significantly impacted by the economic uncertainty and market volatility resulting from the COVID-19 global pandemic, the Company performed a quantitative impairment assessment for all of its reporting units as of March 31, 2020. The DCF analysis of fair values were determined primarily by discounting estimated future cash flows, which included perpetual nominal growth rates ranging from 1.5% to 4.0%, at a weighted average cost of capital (discount rate) ranging from 11.5% to 15%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on the Company's annual quantitative impairment assessment for fiscal 2020, the Company determined that two of its reporting units (Television and Media Networks) were at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. As a result, during fiscal 2021, we monitored all of our reporting units for changes in the business environment that could impact recoverability.
For our annual goodwill impairment test for fiscal 2021, due to the increase in the market price of our common shares since our most recent quantitative impairment assessment at March 31, 2020, the performance of the Television and Media Networks reporting units in fiscal 2021, and the improvement of overall economic conditions associated with the COVID-19 pandemic, we performed a qualitative assessment for all reporting units. This assessment included consideration of, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions, performance and current and projected cash flows of our reporting units, and changes in our share price. Based upon our qualitative assessment, we concluded that it was more-likely-than-not that the fair value of our reporting units was greater than their carrying value.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company's business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of the Company's reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of the Company's content, and the timing of when remaining production can resume and remaining theaters can re-open; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of the Company's television programming and motion pictures; the Company's continual contractual relationships with its customers; including its affiliate agreements of its Media Networks business; the Company's subscriber growth rates domestically and internationally across its traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
For fiscal 2021, the Company performed a qualitative impairment assessment of its indefinite-lived trade names. Based on the qualitative impairment assessment of its trade names, the Company concluded that it is more-likely-than-not that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors.
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
Advertising expenses for the year ended March 31, 2021 were $532.6 million (2020 — $782.4 million, 2019 — $640.1 million) which were recorded as distribution and marketing expenses.
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
The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 11). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. See Note 19 for further discussion of the Company's derivative financial instruments.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 14 for further discussion of the Company’s share-based compensation.
Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2021, 2020 and 2019 is presented below:

	Year Ended March 31,
	2021	2020	2019
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(18.9)	$(188.4)	$(284.2)
Denominator:
Weighted average common shares outstanding	220.5	217.9	213.7
Basic and diluted net loss per common share	$(0.09)	$(0.86)	$(1.33)

As a result of the net loss in the fiscal years ended March 31, 2021, 2020 and 2019, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2021, 2020 and 2019 totaled 2.2 million, 2.2 million and 7.1 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the years ended March 31, 2021, 2020 and 2019, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	24.6	31.4	21.3
Restricted share units	1.4	2.4	1.0
Other issuable shares	3.1	4.0	1.4
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	29.1	37.8	23.7
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

•Monetization strategy: Requires the determination of a titles' monetization strategy for purposes of testing impairment as follows:
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

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The Company early adopted this guidance on January 1, 2021 and applied its provisions beginning April 1, 2020, with no material impact to the Company's consolidated financial statements.

2. Dispositions and Acquisitions
Disposition

Pantaya. On March 31, 2021, the Company sold its 75% majority interest in Pantaya to Hemisphere Media Group for approximately $123.6 million in cash, subject to certain customary adjustments pursuant to the terms of the agreement. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. The receivable for the cash purchase consideration is included in other current assets as of March 31, 2021. Pantaya was previously reflected in and represented substantially all of "Other Streaming Services" in the Company's Media Networks segment (see Note 17). The Company recorded a gain before income taxes of approximately $44.1 million, which is reflected in the gain on sale of Pantaya line item in the consolidated statement of operations in the year ended March 31, 2021. This gain amount is net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable accounting guidance (see Note 6).

Acquisition

3 Arts Entertainment. On May 29, 2018, the Company purchased a 51% controlling membership interest in 3 Arts Entertainment LLC, a talent management and television/film production company. The purchase price was approximately $166.6 million, of which 50% was paid in cash at closing, 32.5% was paid in the Company's Class B non-voting common shares at closing, and 17.5% was paid in the Company's Class B non-voting common shares on the one-year anniversary of closing. A portion of the purchase price, up to $38.3 million, may be recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and is being amortized in general and administrative expenses over a five-year period. See Note 12 for the non-controlling interest holders' equity interest in 3 Arts Entertainment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

March 31, 2021
(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization(1)
Released, net of accumulated amortization	$414.7
Completed and not released	60.3
In progress	418.7
In development	92.9
986.6
Film Group Monetization
Released, net of accumulated amortization	$200.4
Completed and not released	—
In progress	497.1
In development	28.2
725.7
Licensed program rights, net of accumulated amortization	$510.4
Investment in films and television programs and program rights, net	$2,222.7
________________________
(1)At March 31, 2021, the unamortized balance related to completed and not released and in progress theatrical films was $253.1 million.

At March 31, 2021, acquired film and television libraries have remaining unamortized costs of $18.3 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 19.5 years.

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the fiscal year ended March 31, 2021, and was included in direct operating expense in the consolidated statement of operations:

Year Ended
March 31,
2021

Amortization expense:
Individual monetization	$539.3
Film group monetization	229.0
Licensed program rights	421.5
$1,189.8

Amortization of investment in film and television programs and licensed program rights for the fiscal years ended March 31, 2020 and 2019 was $1,706.7 million and $1,516.5 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of March 31, 2021:

	Year Ended
	March 31,
	2022	2023	2024
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$174.2	$77.3	$64.1
Film group monetization	$87.9	$58.2	$18.4
Licensed program rights	$219.8	$90.7	$55.2

Completed and not released investment in films and television programs:
Individual monetization	$30.4	n/a	n/a
Film group monetization	$—	n/a	n/a

Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the consolidated statements of operations, and represented the following amounts by segment for the fiscal years ended March 31, 2021, 2020 and 2019:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Impairments by segment:
Motion Picture	$19.4	$42.1	$22.9
Television Production	10.3	1.8	8.0
Impairments not included in segment operating results(1)	15.4	91.6	35.1
	$45.1	$135.5	$66.0
________________________
(1)Impairments not included in segment operating results in the years ended March 31, 2021 and 2020 include charges due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In fiscal 2020 and fiscal 2019, these amounts also include certain programming and content charges recorded as a result of changes to the Company's programming and broadcasting strategy in connection with management changes (see Note 16 and Note 17). Of these amounts, $15.4 million, $13.1 million and $4.3 million for fiscal 2021, 2020 and 2019, respectively, related to motion picture titles.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Distribution equipment(1)	$15.2	$29.7
Building(2)	—	50.4
Leasehold improvements	42.9	43.4
Property and equipment	16.7	25.9
Computer equipment and software	197.0	162.4
	271.8	311.8
Less accumulated depreciation and amortization	(181.9)	(172.1)
	89.9	139.7
Land	1.2	1.2
	$91.1	$140.9
_______________
(1)As of March 31, 2020, amounts included the cost of satellite transponders previously accounted for as a finance lease, which as of March 31, 2021 are now accounted for as an operating lease (March 31, 2020 - cost of $9.5 million, accumulated depreciation of $7.7 million).
(2)As of March 31, 2020, represented the cost of Starz's building in Englewood, Colorado which was previously accounted for as a finance lease. During the year ended March 31, 2021, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease (see Note 8 for further information). Accumulated depreciation for the building totaled $4.9 million at March 31, 2020.

During the year ended March 31, 2021, depreciation expense amounted to $44.0 million and includes the amortization of assets previously recorded under finance leases (2020 - $45.6 million; 2019 - $50.8 million).

5. Investments
The Company's investments consisted of the following:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Investments in equity method investees	$30.1	$34.3
Other investments(1)	1.8	6.0
	$31.9	$40.3
________________
(1)Includes investments in equity securities without readily determinable fair values of nil and $5.4 million at March 31, 2021 and 2020, respectively.

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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below (excluding the Company's former equity method investee, Pop, which is separately presented further below):

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Current assets	$135.2	$138.3
Non-current assets	$177.7	$162.0
Current liabilities	$201.1	$167.3
Non-current liabilities	$91.7	$102.2

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Revenues	$84.6	$131.9	$107.5
Gross profit	$32.0	$51.1	$36.9
Net loss	$(62.6)	$(64.4)	$(102.6)

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pop Financial Information:
The following table presents the summarized statement of operations for Pop for the period from April 1, 2018 through the date of sale of March 15, 2019, and a reconciliation of the net loss reported by Pop to the equity interest loss recorded by the Company:

Period from April 1, 2018 to March 15, 2019 (date of sale)

Revenues	$96.9
Expenses:
Cost of services	55.0
Selling, marketing, and general and administration	49.9
Depreciation and amortization	7.4
Operating loss	(15.4)
Interest expense, net	2.2
Accretion of redeemable preferred stock units(1)	89.4
Total interest expense, net	91.6
Net loss	$(107.0)
Reconciliation of net loss reported by Pop to equity interest loss:
Net loss reported by Pop	$(107.0)
Ownership interest in Pop	50%
The Company's share of net loss	(53.5)
Accretion of dividend and interest income on redeemable preferred stock units(1)	44.7
Elimination of the Company's share of profits on licensing sales to Pop	(0.2)
Realization of the Company’s share of profits on licensing sales to Pop	0.6
Total equity interest loss recorded	$(8.4)
 ___________________
(1)Accretion of mandatorily redeemable preferred stock units represents Pop's 10% dividend and the amortization of discount on its mandatorily redeemable preferred stock units previously held by the Company and the other interest holder. The Company recorded its share of this expense as income from the accretion of dividend and discount on mandatorily redeemable preferred stock units within equity interest loss.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Impairments of investments(1)	$(5.7)	$—	$(36.8)
Unrealized gains (losses) on equity securities	1.6	(0.5)	(6.2)
Gain (loss) on sale of equity method investees and other investments(2)	4.6	—	(44.6)
	$0.5	$(0.5)	$(87.6)
_________________
(1)In fiscal 2021 and fiscal 2019, amounts include impairments of $5.0 million and $34.2 million, respectively, on equity securities without readily determinable fair values that were written down to their estimated fair value, with the remainder representing charges for other-than-temporary impairments on equity method investees.
(2)In the fiscal year ended March 31, 2019, represents the loss on the sale of the Company's 50.0% equity interest in Pop in March 2019.

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2019	$393.7	$401.9	$2,037.9	$2,833.5

Balance as of March 31, 2020	$393.7	$401.9	$2,037.9	$2,833.5
Sale of Pantaya(1)	—	—	(69.0)	(69.0)
Balance as of March 31, 2021	$393.7	$401.9	$1,968.9	$2,764.5
______________________
(1)On March 31, 2021, the Company sold its majority interest in Pantaya (see Note 2). In connection with the sale, the Company allocated $69.0 million of goodwill from its Media Networks segment to Pantaya as required under the applicable accounting guidance, which was included in the net assets disposed.

Intangible Assets
Finite-lived intangible assets consisted of the following as of March 31, 2021 and March 31, 2020:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$540.1	$1,311.9	$1,852.0	$399.2	$1,452.8
Trademarks and trade names	3.6	1.8	1.8	3.6	1.4	2.2
Other	23.9	12.5	11.4	23.9	9.3	14.6
	$1,879.5	$554.4	$1,325.1	$1,879.5	$409.9	$1,469.6
_______________
(1)Customer relationships primarily represent Starz affiliation agreements with distributors.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0
_______________
(1)Tradenames are related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2021, 2020 and 2019 was approximately $144.5 million, $152.1 million, and $112.6 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2022 through 2026 is estimated to be approximately $127.2 million, $118.7 million, $117.6 million, $118.3 million, and $115.1 million, respectively.

7. Debt

Total debt of the Company, excluding film obligations and production loans, was as follows as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Corporate debt:
Revolving credit facility(1)	$—	$—
Term Loan A(1)	660.0	712.5
Term Loan B(1)	952.6	965.1
5.875% Senior Notes(2)	518.7	518.7
6.375% Senior Notes(2)	545.6	545.6
Total corporate debt	2,676.9	2,741.9
Finance lease obligations(3)	—	42.4
Total debt	2,676.9	2,784.3
Unamortized debt issuance costs, net of fair value adjustment on finance lease obligations	(46.0)	(51.3)
Total debt, net	2,630.9	2,733.0
Less current portion	(88.0)	(68.6)
Non-current portion of debt	$2,542.9	$2,664.4
________________________
(1)On April 6, 2021, the Company amended its Credit Agreement, as defined below, to extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026. Additionally, in April and May 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B. See Note 22 - Subsequent Events.
(2)On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 - Subsequent Events.
(3)As of March 31, 2020, these obligations included a finance lease for Starz's transponder capacity that expired in February 2021, and a finance lease for Starz's commercial building. During the year ended March 31, 2021, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease (see Note 8 for further information).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2021:

	Maturity Date	Year Ending March 31,
Debt Type		2022	2023	2024	2025	2026	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	March 2023(1)	$—	$—	$—	$—	$—	$—	$—
Term Loan A	March 2023(1)	75.0	585.0	—	—	—	—	660.0
Term Loan B	March 2025(1)	12.5	12.5	12.5	915.1	—	—	952.6
5.875% Senior Notes	November 2024(2)	—	—	—	518.7	—	—	518.7
6.375% Senior Notes	February 2024(2)	—	—	545.6	—	—	—	545.6
		$87.5	$597.5	$558.1	$1,433.8	$—	$—	2,676.9
Less aggregate unamortized debt issuance costs								(46.0)
								$2,630.9
________________________
(1)On April 6, 2021, the Company amended its Credit Agreement, as defined below, to extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026. Additionally, in April and May 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B. See Note 22 - Subsequent Events.
(2)On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 - Subsequent Events.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)

On April 6, 2021, the Company amended its Credit Agreement, as defined below, to extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026. See Note 22 - Subsequent Events for further information.
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at March 31, 2021 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at March 31, 2021. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: March 22, 2023 (see discussion above and Note 22 - Subsequent Events).
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 1.86% as of March 31, 2021, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.36% as of March 31, 2021, before the impact of interest rate swaps).
Required Principal Payments:
•Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021, with the balance payable at maturity.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Term Loan B: Quarterly principal payments, at a quarterly rate of 0.25%, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2021, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.
Potential Impact of LIBOR Transition. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after the end of 2021. For U.S dollar LIBOR, publication of the one-week and two-month LIBOR settings will cease after December 31, 2021, and publication of the overnight and 12-month LIBOR settings will cease after June 30, 2023. Immediately after June 30, 2023, the one-month, three-month and six-month U.S. dollar LIBOR settings will no longer be representative. Given these changes, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is also possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
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

5.875% Senior Notes and 6.375% Senior Notes

On April 1, 2021, the 5.875% Senior Notes and 6.375% Senior Notes were redeemed in full and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 - Subsequent Events.

Interest:
•5.875% Senior Notes: Bore interest at 5.875% annually (payable semi-annually on May and November 1 of each year).
•6.375% Senior Notes: Bore interest at 6.375% annually (payable semi-annually in arrears on February 1 and August 1 of each year).

Maturity Date:
•5.875% Senior Notes: November 1, 2024.
•6.375% Senior Notes: February 1, 2024.

Optional Redemption:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•5.875% Senior Notes:
(i)Was redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after November 1, 2020 - 102.938%; (ii) on or after November 1, 2021 - 101.439%; and (iii) on or after November 1, 2022 - 100%.
•6.375% Senior Notes:
(i)Was redeemable by the Company, in whole or in part, at the redemption prices set forth as follows (as a percentage of the principal amount redeemed), plus accrued and unpaid interest to the redemption date: (i) on or after February 1, 2021 - 103.188%; (ii) on or after February 1, 2022 - 101.594%; (iii) on or after February 1, 2023 - 100%.

Security. The 5.875% Senior Notes and 6.375% Senior Notes were unsubordinated, unsecured obligations of the Company.

Covenants. The 5.875% Senior Notes and 6.375% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limited the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2021, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control was a triggering event requiring the Company to offer to purchase from holders all of the 5.875% Senior Notes and 6.375% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.875% Senior Notes and 6.375% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any to the date of purchase.
Capacity to Pay Dividends
At March 31, 2021, the capacity to pay dividends under the Senior Credit Facilities, and the 5.875% Senior Notes and the 6.375% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $34.5 million and accumulated deficit of $82.9 million were deemed free of restrictions from paying dividends at March 31, 2021.

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

Convertible Senior Subordinated Notes Repayment. On April 15, 2018, the 1.25% convertible senior subordinated notes due April 2018 (the "April 2013 1.25% Notes") matured, and upon maturity, the Company repaid the outstanding principal amount of $60.0 million, together with accrued and unpaid interest.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Prepayments. During the year ended March 31, 2019, the Company made voluntary prepayments totaling $130.0 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.

Gain (Loss) on Extinguishment of Debt
During the years ended March 31, 2020 and 2019, the Company recorded a gain (loss) on extinguishment of debt related to the transactions discussed above, as presented below (none in the year ended March 31, 2021):

	Year Ended March 31,
	2020	2019
Gain (loss) on extinguishment of debt:
Senior Notes repurchases	$1.1	$—
Term Loan B repurchases	5.7	—
Term Loan B prepayments	(1.4)	(1.9)
	$5.4	$(1.9)

8. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. Through the first quarter of fiscal 2021, the Company had classified its lease for the Starz commercial building as a finance lease. During the second quarter ended September 30, 2020, due to a change in the expected lease term of the Starz commercial building, the Company reassessed the lease classification of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease. As a result, the right-of-use assets and lease liabilities (including the fair value adjustment) under finance leases decreased by $42.0 million and $48.6 million, respectively, and the right-of-use assets and lease liabilities under operating leases increased by $6.0 million and $12.6 million, respectively in the fiscal year ended March 31, 2021. The Company's leases have remaining lease terms of up to approximately 10 years, and the Starz commercial building lease includes four successive five-year renewal periods at the Company's option.
The components of lease cost were as follows:

	Year Ended
	March 31,
	2021	2020
	(Amounts in millions)
Operating lease cost(1)	$45.1	$35.3

Finance lease cost
Amortization of right-of-use assets	2.6	3.0
Interest on lease liabilities	1.6	3.4
Total finance lease cost	4.2	6.4

Short-term lease cost(1)(2)	129.5	93.3
Variable lease cost(3)	2.6	2.5
Total lease cost	$181.4	$137.5
___________________
(1)Amounts include costs capitalized during the period for leased assets used in the production of film and television programs. Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other amortization” line of the consolidated statement of cash flows.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions.
(3)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2021	March 31, 2020
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$127.0	136.9

Lease liabilities (current)	Accounts payable and accrued liabilities	$41.4	35.3
Lease liabilities (non-current)	Other liabilities - non-current	119.9	129.6
		$161.3	164.9
Finance Leases
Right-of-use assets	Property and equipment, net	$—	46.4

Lease liabilities (current)	Debt - short-term portion	$—	3.0
Lease liabilities (non-current)	Debt - non-current	—	39.4
		$—	42.4

	March 31, 2021	March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	5.1	6.1
Finance leases	—	21.6

Weighted average discount rate:
Operating leases	3.88%	4.10%
Finance leases	—	6.40%
The expected future payments relating to the Company's operating lease liabilities at March 31, 2021 are as follows (no finance lease liabilities outstanding at March 31, 2021):

Operating Leases
(Amounts in millions)
Year ending March 31,
2022	$47.6
2023	41.1
2024	25.8
2025	15.0
2026	15.4
Thereafter	34.0
Total lease payments	178.9
Less imputed interest	(17.6)
Total	$161.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2021, the Company has entered into a lease that has not yet commenced related to a studio facility owned by an equity-method investee, for which construction has not yet been completed. The lease is for a term of 10.5 years, commencing upon completion of construction of the studio facility (currently expected to be in calendar year 2021), and includes an option to extend the term for an additional 5 years. The total minimum lease payments under this lease, as amended, are approximately $72.8 million.
Additionally, as of March 31, 2021, the Company has entered into a lease that has not yet commenced for office space for which construction has not yet been completed, also related to the studio facility described above. The lease is for a term of 10.5 years commencing upon completion of construction of the studio facility. The total minimum lease payments under this lease are approximately $11.7 million.
Under the accounting guidance in effect prior to April 1, 2019, the Company incurred rent expense of $27.0 million in the year ended March 31, 2019.

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

Amounts provided from TIK Films are reflected as a participation liability in the Company's consolidated balance sheets and amounted to $35.9 million at March 31, 2021 (March 31, 2020 - $32.8 million). The difference between the ultimate participation expected to be paid to TIK Films and the amount provided by TIK Films is amortized as a charge to or a reduction of participation expense under the individual-film-forecast method.

10. Film Obligations, Production Loans and Production Tax Credit Facility

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Film obligations	$214.6	$299.3
Production loans	373.5	151.4
Production tax credit facility	120.0	—
Total film obligations, production loans and production tax credit facility	708.1	450.7
Unamortized debt issuance costs	(4.6)	(0.1)
Total film obligations, production loans, and production tax credit facility, net	703.5	450.6
Less current portion	(385.0)	(353.7)
Total non-current film obligations, production loans and production tax credit facility	$318.5	$96.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth future annual repayment of film obligations, production loans and the Production Tax Credit Facility (as defined and discussed below) as of March 31, 2021:

	Year Ended March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(Amounts in millions)
Film obligations	$146.3	$38.1	$13.1	$5.7	$4.5	$6.6	$214.3
Production loans	238.7	102.1	32.7	—	—	—	373.5
Production tax credit facility(1)	—	—	—	120.0	—	—	120.0
	$385.0	$140.2	$45.8	$125.7	$4.5	$6.6	$707.8
Less imputed interest on film obligations and issuance costs on production loans and production tax credit facility							(4.3)
							$703.5
________________________
(1)The repayment amount for the Production Tax Credit Facility represents the amount outstanding at March 31, 2021, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available.
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
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 2.25% to 2.92% (before the impact of interest rate swaps, see Note 19 for interest rate swaps).
Production Tax Credit Facility
In January 2021, as amended on March 31, 2021, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $220.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 1.61% at March 31, 2021). The Production Tax Credit Facility matures on January 27, 2025. As of March 31, 2021, there was $79.2 million available under the Production Tax Credit Facility.

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
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2021 and 2020:

	March 31, 2021			March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$1.8	$—	$1.8	$0.6	$—	$0.6
Forward exchange contracts (see Note 19)	—	1.5	1.5	—	0.6	0.6
Interest rate swaps (see Note 19)(1)	—	149.0	149.0	—	—	—

Liabilities:
Forward exchange contracts (see Note 19)	—	(2.6)	(2.6)	—	(0.9)	(0.9)
Interest rate swaps (see Note 19)	—	(78.4)	(78.4)	—	(187.9)	(187.9)
________________
(1)Amounts exclude $98.2 million of financing component of interest rate swaps presented in the table below.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, Production Tax Credit Facility and interest rate swaps at March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$651.4	$647.6	$699.8	$637.7
Term Loan B	942.8	936.0	952.9	845.7
5.875% Senior Notes	506.7	533.9	504.0	430.5
6.375% Senior Notes	540.8	563.0	539.2	452.9
Production loans	372.5	373.5	151.3	151.3
Production tax credit facility	116.5	120.0	—	—
Financing component of interest rate swaps(2)	152.5	144.7	—	—
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts include $98.2 million recorded as a reduction of assets under master netting arrangements.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at March 31, 2021 and 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Beginning balance	$167.8	$127.6	$101.8
Initial fair value of redeemable noncontrolling interests	—	—	15.8
Net loss attributable to redeemable noncontrolling interests	(15.9)	(18.2)	(16.2)
Noncontrolling interests discount accretion	22.7	25.4	22.1
Adjustments to redemption value	47.1	37.2	6.5
Cash distributions	(2.6)	(4.2)	(2.4)
Ending balance	$219.1	$167.8	$127.6

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

3 Arts Entertainment. In connection with the acquisition of a controlling interest in 3 Arts Entertainment on May 29, 2018, the Company recorded a non-compensatory (see below) redeemable noncontrolling interest of $15.8 million, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment. The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable at five years after the acquisition date of May 29, 2018, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

Pilgrim Media Group. In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the noncontrolling interest were extended and modified, such that the noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group. Pursuant to the original operating agreement of Pilgrim Media Group, if the employment of the noncontrolling interest holder was terminated, under

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain circumstances as defined in the operating agreement, the Company could call and the noncontrolling interest holder could put the noncontrolling interest at a discount to fair value, which was being expensed over the call periods in the original operating agreement. Pursuant to the amendment to the operating agreement on April 2, 2021, this discount was eliminated and therefore any remaining unamortized discount will be expensed in the quarter ended June 30, 2021. The amortization of the discount through March 31, 2021 is included in general and administrative expense of Pilgrim Media Group and reflected as an addition to redeemable noncontrolling interest.

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
Other Noncontrolling Interests

The Company has other immaterial noncontrolling interests that are not redeemable.

13. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2021, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$12.0	$355.6	$215.8
Home Entertainment
Digital Media	461.5	447.9	334.7
Packaged Media	139.5	256.9	257.5
Total Home Entertainment	601.0	704.8	592.2
Television	230.2	247.1	274.4
International	217.0	341.0	341.1
Other	20.9	22.4	40.9
Total Motion Picture revenues	1,081.1	1,670.9	1,464.4

Television Production
Television	474.0	715.7	655.8
International	164.5	152.7	136.0
Home Entertainment
Digital Media	127.1	57.4	66.9
Packaged Media	5.7	3.4	7.6
Total Home Entertainment	132.8	60.8	74.5
Other	60.5	72.1	54.6
Total Television Production revenues	831.8	1,001.3	920.9

Media Networks - Programming Revenues
Domestic(1)	1,497.2	1,463.9	1,458.9
International	65.5	22.9	2.1
	1,562.7	1,486.8	1,461.0

Intersegment eliminations	(204.1)	(269.0)	(165.8)
Total revenues	$3,271.5	$3,890.0	$3,680.5
__________________
(1)Media Networks domestic revenues include revenue from the Company's Other Streaming Services product line of $50.3 million, $33.8 million and $18.0 million in the years ended March 31, 2021, 2020 and 2019, respectively, substantially all of which related to the Company's former interest in Pantaya, which was sold on March 31, 2021 (see Note 2).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2021 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ending March 31,
	2022	2023	2024	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,086.8	$299.8	$92.0	$135.1	$1,613.7
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $275.9 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2021 from performance obligations satisfied prior to March 31, 2020. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). At March 31, 2021 and 2020, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	March 31, 2021	March 31, 2020	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$383.7	$522.0	$(138.3)
Accounts receivable, net - non-current	Other assets - non-current	49.4	53.6	(4.2)
Contract asset - current	Other assets - current(1)	25.6	18.8	6.8
Contract asset - non-current	Other assets - non-current(1)	10.3	10.5	(0.2)
Deferred revenue - current	Deferred revenue - current	165.7	116.6	49.1
Deferred revenue - non-current	Deferred revenue - non-current	56.2	61.3	(5.1)
__________________
(1)Included in prepaid expenses and other (see Note 20).

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2020	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	March 31, 2021
	(Amounts in millions)
Trade accounts receivable	$9.3	$(2.5)	$(0.3)	$6.5
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $88.3 million were recognized during the year ended March 31, 2021, related to the balance of deferred revenue at March 31, 2020.

14. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares, at March 31, 2021 and March 31, 2020.

The table below outlines common shares reserved for future issuance:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Stock options and SARs outstanding	26.7	35.7
Restricted stock and restricted share units — unvested	9.1	3.7
Common shares available for future issuance	15.6	11.5
Shares reserved for future issuance	51.4	50.9

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the fiscal year ended March 31, 2021, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. During the fiscal year ended March 31, 2020, the Company repurchased 0.7 million of its Class A voting shares for an aggregate cost of $3.8 million, with an average repurchase price per share of $5.43. During the year ended March 31, 2019 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

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
During the fiscal year ended March 31, 2019, the Company's Board of Directors declared the following quarterly cash dividends:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dividends Declared Per Common Share	Total Amount	Payment Date
		(in millions)
Fiscal Year 2019:
Second quarter ended September 30, 2018	$0.09	$19.3	November 8, 2018
First quarter ended June 30, 2018	$0.09	19.2	August 9, 2018
Total cash dividends declared in fiscal year 2019	$0.18	$38.5
As of March 31, 2021, the Company was not limited in its capacity to pay dividends under the Senior Credit Facilities Amended Credit Agreement and the indentures governing the 5.875% Senior Notes and the 6.375% Senior Notes (see Note 7).
(d) Share-based Compensation

General. On September 10, 2019, the Company’s shareholders approved the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”) previously adopted by the Board of Directors (the “Board”) of the Company. The types of awards that may be granted under the 2019 Plan include stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in the Company’s Class A voting shares and the Company’s Class B non-voting shares ("Common Shares") or units of Common Shares, as well as certain cash bonus awards. Persons eligible to receive awards under the 2019 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

On September 15, 2020, the Company’s shareholders approved an amendment to the 2019 Plan previously adopted by the Board of Directors of the Company to increase the maximum number of the Company’s common shares that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 10.0 million shares so that the new aggregate share limit under the 2019 Plan is 16.1 million common shares (not including shares that were originally approved for issuance under the Company’s prior stock incentive plans that have become available for issuance under the 2019 Plan pursuant to the terms of the 2019 Plan).

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

Exchange Program. On January 10, 2020, the Company’s Board of Directors authorized, and on April 2, 2020, the Company’s shareholders approved, a stock option and share appreciation rights exchange program (the “Exchange Program”) that permitted certain current employees to exchange certain outstanding stock options and share appreciation rights with exercise prices substantially above the current market price of the Company’s Class A voting shares and the Company’s Class B non-voting shares for a lesser number of stock options and share appreciation rights that have a fair value that is lower than the fair value of the “out of the money” stock options and share appreciation rights. The program began on April 9, 2020 and was completed on May 7, 2020. As a result of this program 1.1 million outstanding eligible stock options and share appreciation rights of Class A voting shares were exchanged for 0.1 million new stock options and share appreciation rights at an exercise price of $7.70 per share and 4.3 million outstanding eligible stock options and share appreciation rights of Class B non-voting shares were exchanged for 0.8 million new stock options and share appreciation rights at an exercise price of $7.13. There was no incremental compensation expense recorded by the Company as a result of the Exchange Program.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense. The Company recognized the following share-based compensation expense during the years ended March 31, 2021, 2020 and 2019:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Compensation Expense:
Stock options	$18.7	$17.8	$23.0
Restricted share units and other share-based compensation	58.8	29.1	24.7
Share appreciation rights	8.0	3.1	4.4
	85.5	50.0	52.1
Impact of accelerated vesting on equity awards(1)	3.5	0.6	16.0
Total share-based compensation expense	$89.0	$50.6	$68.1

Tax impact(2)	(17.8)	(10.7)	(15.7)
Reduction in net income	$71.2	$39.9	$52.4
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Compensation Expense:
Direct operating	$2.0	$1.0	$1.1
Distribution and marketing	0.6	0.5	0.4
General and administration	82.9	48.5	50.6
Restructuring and other	3.5	0.6	16.0
	$89.0	$50.6	$68.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the stock option, and share appreciation rights ("SARs") activity during the year ended March 31, 2021:

	Stock Options and SARs
	Class A Voting Shares					Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2020	7.2		$26.21			28.5		$19.03
Granted	—		—			5.4	(1)	$8.74
Exercised	—	(2)	6.20			(0.4)		$8.96
Awards canceled in exchange program	(1.1)		$31.56			(4.3)		$26.49
Awards issued in exchange program	0.1		$7.70			0.8		$7.13
Forfeited or expired	(0.7)		$31.28			(8.8)		$16.49
Outstanding at March 31, 2021	5.5		$24.23	3.59	$0.8	21.2		$15.85	6.45	$29.8
Vested or expected to vest at March 31, 2021	5.5		$24.25	3.59	$0.7	21.0		$15.93	6.42	$28.9
Exercisable at March 31, 2021	4.4		$25.07	3.30	$—	11.0		$20.39	4.66	$2.0
_____________________
(1)During the year ended March 31, 2021, the Company granted 3.8 million SARs.
(2)Represents less than 0.1 million shares.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2021, 2020 and 2019, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2021	2020	2019
Weighted average fair value of grants	$3.10	$2.08	$5.48
Weighted average assumptions:
Risk-free interest rate(1)	0.2% - 0.9%	0.2% - 2.5%	2.2% - 3.1%
Expected option lives (in years)(2)	2.5 - 7 years	0.4 - 7 years	1 - 7 years
Expected volatility for options(3)	37% - 42%	34% - 40%	34%
Expected dividend yield(4)	0%	0%	0.0% - 1.7%
____________________________
(1)The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.
(2)The expected term of options granted represents the period of time that options granted are expected to be outstanding.
(3)Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.
(4)The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
The total intrinsic value of options exercised during the year ended March 31, 2021 was $1.7 million (2020 — $0.3 million, 2019 — $5.3 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2021, less than 0.1 million shares (2020 — none, 2019 — less than 0.1 million shares) were cancelled to fund withholding tax obligations upon exercise of options.
Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2021:

	Restricted Share Units					Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares		Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2020	—	(1)	$14.89	3.7	$14.46	0.1		$25.70
Granted	—	(1)	$9.87	8.2	$7.82	—		—
Vested	—	(1)	$16.57	(2.4)	$14.42	(0.1)		$25.70
Forfeited	—	(1)	$30.56	(0.4)	$8.79	—		—
Outstanding at March 31, 2021	—	(1)	$11.10	9.1	$8.71	—	(1)	$25.70
__________________
(1)Represents less than 0.1 million shares.
The fair values of restricted stock and restricted share units are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2021 was $35.3 million (2020 - $18.7 million, 2019 - $33.7 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2021 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$31.2	1.7
Restricted Stock and Restricted Share Units	41.1	1.4
Total	$72.3

Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock and restricted share units. During the year ended March 31, 2021, 0.9 million shares (2020 — 0.4 million shares, 2019 — 0.5 million shares) were withheld upon the vesting of restricted stock and restricted share units.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $12.1 million associated with its equity awards in its tax benefit for the year ended March 31, 2021 (2020 — $11.3 million, 2019 — $14.9 million).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2021, the Company granted the equivalent of $2.3 million (2020 - $2.3 million, 2019 - $2.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2021, the Company issued 0.3 million shares (2020 - 0.2 million shares, 2019 - 0.1 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

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

15. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2021	2020	2019
	(Amounts in millions)
United States	$(246.3)	$(453.3)	$(505.7)
International	228.9	250.2	197.6
	$(17.4)	$(203.1)	$(308.1)

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

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2021	2020	2019
Current provision (benefit):	(Amounts in millions)
Federal	$5.0	$(0.6)	$9.1
States	2.9	3.0	(0.7)
International	5.8	1.8	6.7
Total current provision (benefit)	$13.7	$4.2	$15.1
Deferred provision (benefit):
Federal	$1.1	$(18.5)	$(48.2)
States	2.3	(1.8)	5.8
International	—	19.4	18.8
Total deferred provision (benefit)	3.4	(0.9)	(23.6)
Total provision (benefit) for income taxes	$17.1	$3.3	$(8.5)

The Company's income tax provision (benefit) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. The Company's income tax provision for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for fiscal 2021 and fiscal 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations and additional settlements with tax authorities. The Company's income tax benefit for the fiscal year ended March 31, 2019 was offset by valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes imposed by the Tax Act, and the nondeductible portion of shareholder litigation settlements.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's income tax provision (benefit) can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.
Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. Federal statutory rate in its reconciliation of the statutory rate to its reported income tax rate.
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2021	2020(1)	2019(1)
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(3.7)	$(42.6)	$(64.7)
Foreign affiliate dividends	(35.2)	(35.2)	(37.5)
Foreign operations subject to different income tax rates	47.4	51.4	(235.7)
State income tax	5.2	1.2	(8.5)
Gain on sale of Pantaya	13.8	—	—
Remeasurements of originating deferred tax assets and liabilities	4.2	(6.9)	(7.4)
Permanent differences	0.9	1.6	1.2
Nondeductible settlement costs	—	—	16.9
Nondeductible share based compensation	27.1	15.0	4.1
Nondeductible officers compensation	7.3	2.6	2.4
Non-controlling interest in partnerships	3.3	3.8	3.2
Nondeductible interest expense	3.5	—	—
Examination settlements	0.6	(3.2)	1.7
Other	(0.3)	(2.4)	1.9
Changes in valuation allowance	(57.0)	18.0	313.9
Total provision (benefit) for income taxes	$17.1	$3.3	$(8.5)
__________________
(1)Certain amounts presented in fiscal 2020 and fiscal 2019 have been reclassified from "permanent differences" and "other" in order to conform to the current year presentation.

For the fiscal years ended March 31, 2021, 2020 and 2019, our total provision (benefit) for income taxes includes certain foreign affiliate dividends that can be received in our Canadian jurisdiction without being subject to tax under local tax law. As a result of an internal capital restructuring during the year ended March 31, 2019, the Company generated a net operating loss carryforward under local law in another foreign jurisdiction which was offset by a valuation allowance based on the Company’s assessment and which is being absorbed by taxable income annually.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$451.2	$608.6
Foreign tax credits	77.3	76.2
Investment in film and television obligations	41.8	35.1
Accrued compensation	65.0	72.1
Operating leases - liabilities	29.0	30.0
Other assets	47.8	86.9
Reserves	16.5	14.6
Accrued interest	33.1	—
Total deferred tax assets	761.7	923.5
Valuation allowance	(350.9)	(435.8)
Deferred tax assets, net of valuation allowance	410.8	487.7
Deferred tax liabilities:
Intangible assets	(385.6)	(413.3)
Fixed assets	(0.1)	(4.4)
Accounts receivable	(40.5)	(79.9)
Operating leases - assets	(22.8)	(24.8)
Other	(2.1)	(1.9)
Total deferred tax liabilities	$(451.1)	$(524.3)

Net deferred tax liabilities	$(40.3)	$(36.6)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2021, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,225.7 million available to reduce future federal income taxes which expire beginning in 2029 through 2039. At March 31, 2021, the Company had state NOLs of approximately $740.1 million available to reduce future state income taxes which expire in varying amounts beginning 2022. At March 31, 2021, the Company had Canadian loss carryforwards of $7.4 million which will expire beginning in 2028. At March 31, 2021, the Company had Luxembourg loss carryforwards of $591.0 million which will expire beginning in 2036. In addition, at March 31, 2021, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $77.3 million to offset future federal income taxes that will expire beginning in 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits, exclusive of interest and penalties, for the years ended March 31, 2021, 2020, and 2019:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2018	$17.6
Increases related to current year tax position	0.3
Increases related to prior year tax positions	2.5
Decreases related to prior year tax positions	(1.0)
Settlements	(1.8)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2019	16.8
Increases related to current year tax position	—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(4.0)
Settlements	(0.5)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2020	11.5
Increases related to current year tax position	60.7
Increases related to prior year tax positions	3.1
Decreases related to prior year tax positions	—
Settlements	(1.9)
Lapse in statute of limitations	(5.4)
Gross unrecognized tax benefits at March 31, 2021	$68.0

For the years ended March 31, 2021, 2020, and 2019, the Company recognized net interest and penalties related to uncertain tax positions of $1.2 million, $0.6 million, and $1.0 million, respectively. The Company recorded liabilities for accrued interest of $7.3 million and $3.3 million as of March 31, 2021 and 2020, respectively. The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits as of March 31, 2021 that, if realized, would affect the Company's tax benefit (provision) are $74.1 million. The Company estimates the liability for unrecognized tax benefits will decrease in the next twelve months by $5.8 million as a result of projected audit settlements in certain jurisdictions.
The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward and make adjustments up to the amount of the NOLs. Currently, audits are occurring in various state and local tax jurisdictions for tax years ended in 2012 through 2019. Additionally, positions taken by the Company in certain amended filings are subject to current review. The Company's Canadian tax returns are also under examination for the years ended March 31, 2014 through March 31, 2019.

16. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the years ended March 31, 2021 and 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic, which are included in direct operating and distribution and marketing expense in the consolidated statements of operations. In addition, during the years ended March 31, 2020 and 2019, the Company incurred certain other unusual charges related to programming write-downs, which are included in direct operating expense in the consolidated statements of operations. The following table sets forth restructuring and other and these unusual COVID-19 related and programming charges and the statement of operations line items they are included in for the years ended March 31, 2021, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$14.8	$12.3	$31.5
Accelerated vesting on equity awards (see Note 14)	3.5	0.6	16.0
Total severance costs	18.3	12.9	47.5
COVID-19 related charges included in restructuring and other(2)	3.0	0.3	—
Transaction and related costs(3)	3.4	11.1	30.5
Total Restructuring and Other	24.7	24.3	78.0

COVID-19 related charges and programming and content charges not included in restructuring and other:
Programming and content charges included in direct operating expense(4)	—	76.5	35.1
COVID-19 related charges included in:
Direct operating expense(5)	50.6	46.0	—
Distribution and marketing expense(5)	16.9	4.2	—
Total restructuring and other, COVID-19 related charges, and programming and content charges	$92.2	$151.0	$113.1
_______________________
(1)Severance costs in the fiscal years ended March 31, 2021, 2020 and 2019 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the years ended March 31, 2021 and 2020, the Company has incurred certain costs including costs primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the fiscal years ended March 31, 2021, 2020 and 2019 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters. In fiscal 2019, these costs were primarily related to the legal fees associated with the Starz class action lawsuits and other matters and, to a lesser extent, costs related to the acquisition of 3 Arts Entertainment and other strategic transactions.
(4)In the fiscal years ended March 31, 2020 and 2019, in connection with management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $76.5 million and $35.1 million in fiscal 2020 and 2019, respectively, which are included in direct operating expense in the consolidated statement of operations.
(5)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, during fiscal 2021 and fiscal 2020, the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that were canceled or delayed and will provide no economic benefit. The Company is in the process of seeking insurance recovery for some of these costs, which cannot be estimated at this time, and therefore no material amounts of insurance proceeds have been recorded in the consolidated financial statements.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2021, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Severance liability
Beginning balance	$11.1	$21.2	$14.7
Accruals	14.8	12.3	31.5
Severance payments	(20.2)	(22.4)	(25.0)
Ending balance(1)	$5.7	$11.1	$21.2
_______________________
(1)As of March 31, 2021, the remaining severance liability of approximately $5.7 million is expected to be paid in the next 12 months.

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
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz Networks and STARZPLAY International, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment from the acquisition date of May 29, 2018.
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through OTT platforms and Distributors and on a direct-to-consumer basis through the Starz App (ii) STARZPLAY International, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S. and (iii) Other Streaming Services, which represents primarily the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Segment revenues
Motion Picture	$1,081.1	$1,670.9	$1,464.4
Television Production	831.8	1,001.3	920.9
Media Networks	1,562.7	1,486.8	1,461.0
Intersegment eliminations	(204.1)	(269.0)	(165.8)
	$3,271.5	$3,890.0	$3,680.5
Intersegment revenues
Motion Picture	$19.8	$17.7	$10.9
Television Production	184.3	248.9	154.8
Media Networks	—	2.4	0.1
	$204.1	$269.0	$165.8
Gross contribution
Motion Picture	$401.8	$313.5	$234.1
Television Production	126.3	90.7	109.6
Media Networks	383.4	380.5	534.0
Intersegment eliminations	(14.1)	6.8	(6.3)
	$897.4	$791.5	$871.4
Segment general and administration
Motion Picture	$106.2	$104.8	$105.6
Television Production	42.7	37.3	43.5
Media Networks	93.9	87.5	97.7
	$242.8	$229.6	$246.8
Segment profit
Motion Picture	$295.6	$208.7	$128.5
Television Production	83.6	53.4	66.1
Media Networks	289.5	293.0	436.3
Intersegment eliminations	(14.1)	6.8	(6.3)
	$654.6	$561.9	$624.6

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Company’s total segment profit	$654.6	$561.9	$624.6
Corporate general and administrative expenses	(113.7)	(99.7)	(104.2)
Gain on sale of Pantaya(1)	44.1	—	—
Adjusted depreciation and amortization(2)	(44.3)	(41.8)	(41.1)
Restructuring and other(3)	(24.7)	(24.3)	(78.0)
COVID-19 related charges included in direct operating expense and distribution and marketing expense(4)	(67.5)	(50.2)	—
Programming and content charges(5)	—	(76.5)	(35.1)
Adjusted share-based compensation expense(6)	(85.5)	(50.0)	(52.1)
Purchase accounting and related adjustments(7)	(192.4)	(216.6)	(184.1)
Operating income	170.6	2.8	130.0
Interest expense	(181.5)	(191.3)	(198.9)
Shareholder litigation settlements(8)	—	—	(114.1)
Interest and other income	5.8	8.8	12.0
Other expense	(6.7)	(11.1)	(4.7)
Gain (loss) on extinguishment of debt	—	5.4	(1.9)
Gain (loss) on investments	0.5	(0.5)	(87.6)
Equity interests loss	(6.1)	(17.2)	(42.9)
Loss before income taxes	$(17.4)	$(203.1)	$(308.1)
___________________
(1)Represents the gain before income taxes on the sale of the Company's majority interest in Pantaya on March 31, 2021. This gain amount is net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable accounting guidance. Pantaya was previously reflected in the Company's Media Networks segment. See Note 2 for further information.
(2)Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Depreciation and amortization	$188.5	$197.7	$163.4
Less: Amount included in purchase accounting and related adjustments	(144.2)	(155.9)	(122.3)
Adjusted depreciation and amortization	$44.3	$41.8	$41.1
(3)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 16).
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during fiscal 2021 and fiscal 2020, the Company has incurred $67.5 million and $50.2 million, respectively, in incremental direct operating and distribution and marketing expense (see Note 16). These charges are excluded from segment operating results.
(5)In the fiscal years ended March 31, 2020 and 2019, in connection with management changes, the Company implemented changes to its programming and broadcasting strategy including programming acquired or produced under prior management. As a result, the Company recorded certain programming and content charges of $76.5 million and $35.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in fiscal 2020 and 2019, respectively, which are included in direct operating expense in the consolidated statements of operations.
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Total share-based compensation expense	$89.0	$50.6	$68.1
Less:
Amount included in restructuring and other(i)	(3.5)	(0.6)	(16.0)
Adjusted share-based compensation	$85.5	$50.0	$52.1
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(7)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$1.0	$8.1	$18.0
General and administrative expense	47.2	52.6	43.8
Depreciation and amortization	144.2	155.9	122.3
	$192.4	$216.6	$184.1
(8)Shareholder litigation settlements of $114.1 million in the year ended March 31, 2019 was related to previous shareholder litigation in connection with the Starz merger and includes the following: (i) $54.8 million for the net expense recorded for the settlement of the fiduciary litigation (representing the settlement amount of $92.5 million, net of aggregate insurance reimbursement of $37.8 million and (ii) $59.3 million related to the appraisal litigation, representing the amount by which the settlement amount of approximately $964 million exceeded the previously accrued (at date of acquisition) dissenting shareholders' liability plus interest through the date agreed in the settlement. The portion of the settlement payment representing the $797.3 million value of the original merger consideration attributable to the dissenting shareholders that was accrued at the time of acquisition is reflected within cash flows from financing activities in the statement of cash flows, with the remainder of the settlement payment reflected within cash flows from operating activities in the statement of cash flows.

See Note 13 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2021, 2020, and 2019.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$242.8	$229.6	$246.8
Corporate general and administrative expenses	113.7	99.7	104.2
Share-based compensation expense included in general and administrative expense	82.9	48.5	50.6
Purchase accounting and related adjustments	47.2	52.6	43.8
	$486.6	$430.4	$445.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Assets
Motion Picture	$1,212.4	$1,266.9
Television Production	1,757.9	1,414.8
Media Networks	4,399.3	4,671.4
Other unallocated assets(1)	936.6	598.1
	$8,306.2	$7,951.2
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2021, 2020 and 2019:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$339.8	$349.8	$388.4
Television Production	856.1	743.3	743.2
Media Networks	625.1	640.7	555.5
Intersegment eliminations	(204.3)	(188.5)	(217.2)
	$1,616.7	$1,545.3	$1,469.9
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2021, 2020 and 2019:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.4	1.2	3.2
Media Networks	24.9	22.4	30.0
Corporate(1)	9.7	7.5	10.6
	$35.0	$31.1	$43.8
_____________________
(1)Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Revenue
Canada	$43.3	$43.9	$47.9
United States	2,863.3	3,321.9	3,124.6
Other foreign	364.9	524.2	508.0
	$3,271.5	$3,890.0	$3,680.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Long-lived assets(1)
Canada	$—	$—
United States	2,279.7	1,684.7
Other foreign	162.2	112.8
	$2,441.9	$1,797.5
_____________
(1)Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, interest rate swaps, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2021, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $638.8 million, primarily related to the Company's Media Networks and Motion Picture segments (2020 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $438.6 million, primarily related to the Company's Media Networks and Motion Picture segments; 2019 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $401.9 million, primarily related to the Company's Media Networks segment).

As of March 31, 2021, the Company did not have any accounts receivable due from customers which individually represented greater than 10% of total consolidated accounts receivable. As of March 31, 2020, the Company had accounts receivable due from one individual customer which represented 11% of consolidated gross accounts receivable (current and non-current), or gross accounts receivable of approximately $82.0 million.

18. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2021:

	Year Ended March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligation and production loan commitments(1)	$365.5	$304.7	$112.0	$33.0	$33.0	$1.0	$849.2
Interest payments(2)	135.6	131.0	105.9	59.8	—	—	432.3
Other contractual obligations	135.5	58.4	21.9	9.7	7.9	50.4	283.8
Total future commitments under contractual obligations(3)	$636.6	$494.1	$239.8	$102.5	$40.9	$51.4	$1,565.3
____________________________
(1)Film obligation commitments include distribution and marketing commitments, minimum guarantee commitments and program rights commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Includes cash interest payments on the Company's debt outstanding at March 31, 2021, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates. Subsequent to March 31, 2021, the Company amended its Credit Agreement to, among other things, extend the maturity of a portion of its outstanding term A loans, amounting to $444.9 million, to April 6, 2026. Additionally, subsequent to March 31, 2021, the Company redeemed in full the 5.875% Senior Notes and 6.375% Senior Notes, and $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 2029 were issued. See Note 22 - Subsequent Events.
(3)Not included in the amounts above are $219.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12).

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
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2021, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 67.50% and 74.90%, respectively for the 2020 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2020 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2021, 2020 and 2019 were $73.8 million, $55.5 million, and $56.9 million, respectively.
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
As of March 31, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 18 months from March 31, 2021):

March 31, 2021
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£2.3	in exchange for	$2.9	£0.77
Hungarian Forint	HUF 4,807.0	in exchange for	$16.1	HUF 298.87
Euro	€18.5	in exchange for	$22.2	€0.83
Canadian Dollar	C$13.9	in exchange for	$10.8	C$1.29
Czech Koruna	CZK482.0	in exchange for	$21.9	CZK21.97

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

As of March 31, 2020, the Company had the following pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 7 and Note 10):

Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
May 23, 2018	$1,000.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
Total	$1,700.0

During the fiscal year ended March 31, 2021, the Company completed a series of transactions to amend and extend certain interest rate swap agreements. These transactions effectively replaced $1.4 billion of the interest rate swaps presented in the table above, and resulted in an extension of the maturity date on an aggregate of $1.4 billion of the Company's interest rate swaps by an additional 2 to 5 years, subject to mandatory early termination dates, and a decrease of the weighted average fixed pay rate from 2.870% to 2.250% per annum.

These interest rate swap transactions consisted of the following in the fiscal year ended March 31, 2021: (i) $1.4 billion of the interest rate swaps presented in the table above were de-designated as cash flow hedges, (ii) the Company entered into $1.4 billion of pay-variable receive-fixed interest rate swaps which are designed to offset the terms of the $1.4 billion of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into $1.4 billion of new pay-fixed interest rate swaps with extended maturities. These new pay-fixed interest rate swaps are considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flows hedge (see discussion of cash flow presentation below).

Key terms of the new offsetting pay-variable receive-fixed interest rate swaps outstanding at March 31, 2021 are presented below (not designated as hedges):

Effective Date	Notional Amount (in millions)	Fixed Rate Received	Maturity Date
May 19, 2020	$700.0	2.915%	March 24, 2025
May 19, 2020	$300.0	2.885%	March 23, 2025
May 19, 2020	$50.0	2.744%	March 23, 2025
June 15, 2020	$100.0	2.808%	March 23, 2025
June 15, 2020	$50.0	2.728%	March 23, 2025
August 14, 2020	$200.0	2.723%	March 23, 2025
Total	$1,400.0

Key terms of the new designated cash flow hedge pay-fixed interest rate swaps outstanding at March 31, 2021 are presented below:

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

Financial Statement Effect of Derivatives
Consolidated statement of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2021, 2020 and 2019:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020	2019
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(1.0)	$0.8	$1.1
Gain reclassified from accumulated other comprehensive income (loss) into direct operating expense	0.2	1.6	—
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$58.7	$(138.6)	$(71.3)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(33.3)	(14.3)	(7.7)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$0.3	$(0.4)	$—
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(28.3)	$—	$—

Total direct operating expense on consolidated statements of operations	$1,725.9	$2,226.1	$2,028.2
Total interest expense on consolidated statements of operations(1)	$181.5	$191.3	$163.6
________________
(1)Represents interest expense before interest on dissenting shareholders' liability.

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 11). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its consolidated balance sheets. The gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $211.2 million and $236.3 million, respectively, resulting in an asset recorded in other assets - non-current of $50.8 million and a liability recorded in other liabilities - non-current of $75.9 million as of March 31, 2021.
As of March 31, 2021 and 2020, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2021
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$—	$2.6	$—
Interest rate swaps	—	72.7	—	5.6
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(21.9)	—	127.1
Fair value of derivatives	$1.5	$50.8	$2.6	$132.7
________________
(1)Includes $98.2 million and $54.3 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the new pay-variable receive-fixed interest rate swaps outstanding at March 31, 2021.

	March 31, 2020
	Other Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.6	$0.5	$—
Interest rate swaps	—	—	187.9
Derivatives not designated as cash flow hedges:
Forward exchange contracts	—	0.4	—
Fair value of derivatives	$0.6	$0.9	$187.9

As of March 31, 2021, based on the current release schedule, the Company estimates approximately $0.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending March 31, 2022.

As of March 31, 2021, the Company estimates approximately $47.2 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2022.

20. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 11). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2021, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

There were no material amounts of restricted cash in the consolidated balance sheets as of March 31, 2021 or 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2021, 2020 and 2019.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2021, 2020 and 2019:

	Year Ended
	March 31,
	2021	2020	2019

Carrying value of receivables transferred and derecognized	$1,377.2	$1,603.2	$473.9
Net cash proceeds received	1,371.3	1,593.9	469.2
Loss recorded related to transfers of receivables	5.9	9.3	4.7

At March 31, 2021, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $562.8 million (March 31, 2020 - $529.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $48.1 million as of March 31, 2021 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the years ended March 31, 2021 and 2020 (2019 - none):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020

Gross cash proceeds received for receivables transferred and derecognized	$173.1	$192.6
Less amounts from collections reinvested under revolving agreement	(138.7)	(84.5)
Proceeds from new transfers	34.4	108.1
Collections not reinvested and remitted or to be remitted	(27.9)	(15.6)
Net cash proceeds received	$6.5	$92.5

Carrying value of receivables transferred and derecognized (1)	$172.0	$191.9
Obligations recorded	$1.9	$2.5
Loss recorded related to transfers of receivables	$0.8	$1.7
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2021, the outstanding amount of receivables derecognized from the Company's consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $99.0 million (March 31, 2020 - $92.5 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$68.0	$65.7
Cash consideration receivable for sale of Pantaya (see Note 2)	123.6	—
Product inventory(1)	14.3	13.4
Tax credits receivable	68.4	78.3
	$274.3	$157.4
Other non-current assets
Prepaid expenses and other(2)	$25.8	$34.3
Accounts receivable(2)	49.4	53.6
Tax credits receivable	181.2	166.7
Operating lease right-of-use assets	127.0	136.9
Interest rate swap assets	50.8	—
	$434.2	$391.5
_____________________
(1)Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.
(2)Unamortized discounts on contract assets included in prepaid expenses and other were $0.5 million and $0.7 million at March 31, 2021 and 2020, and unamortized discounts on long-term, non-interest bearing receivables were $2.4 million and $3.3 million at March 31, 2021 and 2020, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2018	$(12.4)	$2.6	$0.1	$(9.7)
Cumulative effect of accounting changes	—	(2.6)	—	(2.6)
Other comprehensive loss	(5.8)	—	(62.2)	(68.0)
March 31, 2019	(18.2)	—	(62.1)	(80.3)
Other comprehensive loss	(0.6)	—	(125.1)	(125.7)
March 31, 2020	(18.8)	—	(187.2)	(206.0)
Other comprehensive income	3.7	—	119.0	122.7
March 31, 2021	$(15.1)	$—	$(68.2)	$(83.3)

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2021 amounted to $149.7 million (2020 — $173.8 million; 2019 — $146.7 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2021 amounted to net tax refunds received of $54.0 million (2020 — net tax refunds received of $5.3 million; 2019 — net tax paid of $13.5 million).
Significant non-cash transactions during the fiscal year ended March 31, 2021 include certain interest rate swap agreements, which are discussed in Note 19, "Financial Instruments".

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2021	2020	2019
	(Amounts in millions)
Non-cash investing activities:
Cash consideration receivable for sale of Pantaya (see Note 2)	$123.6	$—	$—
Decrease in finance lease right-of-use asset due to a reassessment event	$(42.0)	$—	n/a
Issuance of common shares related to business acquisitions	$—	$—	$83.7

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event	$(48.6)	$—	n/a

Supplemental cash flow information related to leases was as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2021	2020
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$48.8	$37.1
Operating cash flows for finance leases	$1.6	$3.4
Financing cash flows for finance leases	$2.6	$3.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$25.0	$8.3
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$6.0	$—
Operating leases - increase in lease liability	$12.6	$—

21. Related Party Transactions

In the year ended March 31, 2021, the Company paid less than $0.1 million to MLC Strategies, LLC (“MLC Strategies”) for certain consulting services (2020 - $0.1 million). Ms. Clyburn, a director of the Company, is the President of MLC Strategies.

In the years ended March 31, 2020 and 2019, we incurred expenses on behalf of Mark H. Rachesky, the Chairman of the Board of the Company and principal of MHR Fund Management, for reimbursement of certain litigation costs of less than $0.1 million and $0.8 million, respectively, which are included in restructuring and other in the consolidated statements of operations (2021 - none). MHR Fund Management holds approximately 23% of the Company’s outstanding Class A voting shares and 11% of the Company's outstanding Class B non-voting common stock as of May 24, 2021.

In the years ended March 31, 2020 and 2019, we incurred expenses on behalf of John C. Malone, a former director of the Company, for reimbursement of certain litigation costs of approximately $1.6 million and $2.4 million, respectively, which are included in restructuring and other in the consolidated statements of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5):

	March 31,
	2021	2020
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$9.4	$5.9
Other assets, noncurrent(1)	2.4	3.3
Total due from related parties	$11.8	$9.2

Accounts payable and accrued liabilities(2)	$15.4	$14.7
Participations and residuals, current	7.6	12.3
Participations and residuals, noncurrent	1.2	1.4
Total due to related parties	$24.2	$28.4

	Year Ended March 31,
	2021	2020	2019
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$7.2	$4.6	$4.7
Direct operating expense	$10.8	$13.8	$32.2
Distribution and marketing expense	$0.2	$—	$3.0
General and administrative expense(3)	$—	$(1.1)	$0.7
Interest and other income	$2.9	$1.7	$0.4
__________________________________
(1)During the years ended March 31, 2021, 2020 and 2019, the Company made loans (including accrued interest) of $2.9 million, $12.5 million and $20.7 million, respectively, to certain of its equity method investees, of which no amounts, $3.3 million and $7.3 million, respectively, are included in other assets, noncurrent in the Company's consolidated balance sheets (net of equity interests losses applied against such loans), and included in the table above.
(2)Amounts primarily represent production related advances due to certain of its equity method investees.
(3)Amounts primarily represent reimbursement for certain shared services for equity method investees.

In addition, as of March 31, 2021, the Company has entered into certain leases that have not yet commenced related to a studio facility owned by an equity-method investee, for which construction has not yet been completed. See Note 8 for further information.

22. Subsequent Events
Senior Notes Redemption and Issuance. On April 1, 2021, the Company redeemed in full all $518.7 million outstanding principal amount of its 5.875% Senior Notes due November 2024 and all $545.6 million outstanding principal amount of its 6.375% Senior Notes due February 2024. In connection with the early redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, the Company paid a prepayment premium of $15.2 million and $17.4 million, respectively, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indentures governing the 5.875% Senior Notes and the 6.375% Senior Notes, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, on April 1, 2021, the Company issued $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 15, 2029. The 5.500% Senior Notes are unsubordinated, unsecured obligations of the Company. Interest is payable on the 5.500% Senior Notes semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021.

The Company may redeem the 5.500% Senior Notes in whole at any time, or in part from time to time, prior to April 15, 2024 at a price equal to 100% of the principal amount of the notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The make-whole premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess, if any, of the present value at such redemption date of the redemption price at April 15, 2024 (see redemption prices below) plus interest through April 15, 2024 (discounted to the redemption date at the treasury rate plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.

The Company may redeem the 5.500% Senior Notes in whole at any time, or in part from time to time, on or after April 15, 2024 at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%. In addition, the Company may redeem up to 40% of the aggregate principal amount of the notes at any time and from time to time prior to April 15, 2024 with the net proceeds of certain equity offerings at a price of 105.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Credit Agreement Amendment. On April 6, 2021, the Company amended its Credit Agreement to, among other things, extend the maturity (the "Extension") of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million, to April 6, 2026 (the "2026 Term Loan A"), and make certain other changes to the covenants and other provisions therein. After giving effect to the Extension, $250.0 million of revolving credit commitments and $215.1 million of term A loans remained outstanding with a maturity of March 22, 2023 (the "2023 Term Loan A").

The 2026 Term Loan A requires mandatory quarterly principal payments beginning September 30, 2022 at a quarterly rate of 1.25%, then at quarterly rates of 1.75% beginning September 30, 2023, and 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity. The 2023 Term Loan A will continue to require mandatory quarterly principal payments under the original repayment schedule, at quarterly rates of 2.50% beginning June 30, 2021, with the balance payable at maturity (see Note 7).

Term Loan B Repurchases. In April and May 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $60.1 million to repurchase $60.5 million principal amount of the Term Loan B.