Form 10-Q
period 2021-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2021-08-05
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 2, 2021
Class A Voting Common Shares, no par value per share	83,157,455 shares
Class B Non-Voting Common Shares, no par value per share	141,548,222 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2021, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report. These factors may also be increased or intensified as a result of events related to the ongoing coronavirus (COVID-19 global pandemic), including as a result of the resurgence of COVID-19 and the spread of new variants. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 28, 2021, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$261.6	$528.7
Accounts receivable, net	447.2	383.7
Other current assets	144.5	274.3
Total current assets	853.3	1,186.7
Investment in films and television programs and program rights, net	2,429.2	2,222.7
Property and equipment, net	87.3	91.1
Investments	32.8	31.9
Intangible assets	1,541.9	1,575.1
Goodwill	2,764.5	2,764.5
Other assets	503.9	434.2
Total assets	$8,212.9	$8,306.2
LIABILITIES
Accounts payable and accrued liabilities	$504.5	$545.4
Participations and residuals	484.5	508.8
Film obligations	349.1	385.0
Debt - short term portion	40.0	88.0
Deferred revenue	177.5	165.7
Total current liabilities	1,555.6	1,692.9
Debt	2,444.4	2,542.9
Participations and residuals	308.3	304.6
Film obligations	509.3	318.5
Other liabilities	330.2	337.1
Deferred revenue	53.1	56.2
Deferred tax liabilities	41.2	40.3
Redeemable noncontrolling interests	231.4	219.1
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.0 shares issued (March 31, 2021 - 83.0 shares issued)	664.9	663.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 139.6 shares issued (March 31, 2021 - 138.2 shares issued)	2,318.6	2,296.0
Accumulated deficit	(139.1)	(82.9)
Accumulated other comprehensive loss	(107.2)	(83.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,737.2	2,793.0
Noncontrolling interests	2.2	1.6
Total equity	2,739.4	2,794.6
Total liabilities and equity	$8,212.9	$8,306.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions, except per share amounts)
Revenues	$901.2	$813.7
Expenses
Direct operating	486.2	423.0
Distribution and marketing	217.6	141.7
General and administration	130.6	109.0
Depreciation and amortization	43.3	47.6
Restructuring and other	3.2	3.0
Total expenses	880.9	724.3
Operating income	20.3	89.4
Interest expense	(41.7)	(44.4)
Interest and other income	3.9	1.7
Other expense	(1.7)	(1.7)
Loss on extinguishment of debt	(26.6)	—
Gain (loss) on investments	(0.1)	5.1
Equity interests income (loss)	0.7	(2.6)
Income (loss) before income taxes	(45.2)	47.5
Income tax provision	(6.5)	(1.3)
Net income (loss)	(51.7)	46.2
Less: Net loss attributable to noncontrolling interests	6.3	4.9
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(45.4)	$51.1

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.20)	$0.23
Diluted net income (loss) per common share	$(0.20)	$0.23

Weighted average number of common shares outstanding:
Basic	221.8	219.5
Diluted	221.8	219.9
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Net income (loss)	$(51.7)	$46.2
Foreign currency translation adjustments, net of tax	0.1	0.4
Net unrealized loss on cash flow hedges, net of tax	(24.0)	(7.0)
Comprehensive income (loss)	(75.6)	39.6
Less: Comprehensive loss attributable to noncontrolling interests	6.3	4.9
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(69.3)	$44.5
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.4	0.2	1.9	—	—	2.3	—	2.3
Share-based compensation, net	—	1.2	1.2	20.6	—	—	21.8	—	21.8
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net loss	—	—	—	—	(45.4)	—	(45.4)	(0.1)	(45.5)
Other comprehensive loss	—	—	—	—	—	(23.9)	(23.9)	—	(23.9)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Balance at June 30, 2021	83.0	$664.9	139.6	$2,318.6	$(139.1)	$(107.2)	$2,737.2	$2.2	$2,739.4

Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Share-based compensation, net	0.1	1.0	0.5	10.6	—	—	11.6	—	11.6
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Repurchase of common shares	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	51.1	—	51.1	—	51.1
Other comprehensive loss	—	—	—	—	—	(6.6)	(6.6)	—	(6.6)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(5.9)	—	(5.9)	—	(5.9)
Balance at June 30, 2020	82.9	$659.3	136.9	$2,232.4	$28.3	$(212.6)	$2,707.4	$2.1	$2,709.5
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(51.7)	$46.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43.3	47.6
Amortization of films and television programs and program rights	371.1	281.2
Amortization of debt financing costs and other non-cash interest	12.0	6.5
Non-cash share-based compensation	34.6	14.4
Other amortization	25.5	18.3
Loss on extinguishment of debt	26.6	—
Equity interests (income) loss	(0.7)	2.6
Loss (gain) on investments	0.1	(5.1)
Deferred income taxes	0.9	—
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(149.6)	92.5
Investment in films and television programs and program rights, net	(577.4)	(176.5)
Accounts payable and accrued liabilities	(60.1)	(120.8)
Participations and residuals	(20.7)	(45.4)
Program rights and other film obligations	(11.2)	(51.6)
Deferred revenue	8.6	(28.5)
Net Cash Flows Provided By (Used In) Operating Activities	(348.7)	81.4
Investing Activities:
Proceeds from the sale of Pantaya	123.6	—
Proceeds from the sale of equity method and other investments	—	5.1
Investment in equity method investees and other	(1.5)	(0.2)
Capital expenditures	(6.4)	(6.4)
Net Cash Flows Provided By (Used In) Investing Activities	115.7	(1.5)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,199.9	75.0
Debt - repurchases and repayments	(1,373.9)	(92.0)
Production loans - borrowings	214.3	46.1
Production loans - repayments	(113.2)	(44.1)
Production tax credit facility advances, net of debt issuance costs	94.9	—
Production tax credit facility repayments	(32.8)	—
Interest rate swap settlement payments	(6.9)	(2.1)
Repurchase of common shares	—	(2.2)
Distributions to noncontrolling interest	—	(0.8)
Exercise of stock options	2.5	—
Tax withholding required on equity awards	(13.1)	(2.0)
Net Cash Flows Used In Financing Activities	(28.3)	(22.1)
Net Change In Cash, Cash Equivalents and Restricted Cash	(261.3)	57.8
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	—	0.1
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	528.7	318.2
Cash, Cash Equivalents and Restricted Cash - End Of Period	$267.4	$376.1

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. The balance sheet at March 31, 2021 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including the potential impacts arising from the COVID-19 global pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs and licensed program rights; estimates of sales returns; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and licensed program rights, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Disposition

Pantaya. On March 31, 2021, the Company sold its 75% majority interest in Pantaya to Hemisphere Media Group for approximately $123.6 million in cash, subject to certain customary adjustments pursuant to the terms of the agreement. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. The receivable for the cash purchase consideration was included in other current assets as of March 31, 2021. Pantaya was previously reflected in and represented substantially all of "Other Streaming Services" in the Company's Media Networks segment (see Note 14). The Company recorded a gain before income taxes of approximately $44.1 million, which was reflected in the gain on sale of Pantaya line item in the consolidated statement of operations in the year ended March 31, 2021. This gain amount was net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable accounting guidance.

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$428.1	$414.7
Completed and not released	28.4	60.3
In progress	539.1	418.7
In development	92.3	92.9
	1,087.9	986.6
Film Group Monetization
Released, net of accumulated amortization	289.6	200.4
Completed and not released	—	—
In progress	580.6	497.1
In development	18.0	28.2
	888.2	725.7
Licensed program rights, net of accumulated amortization	453.1	510.4
Investment in films and television programs and licensed program rights, net	$2,429.2	$2,222.7

At June 30, 2021, acquired film and television libraries have remaining unamortized costs of $16.0 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 19.25 years.

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three months ended June 30, 2021 and 2020, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Amortization expense:
Individual monetization	$235.8	$122.5
Film group monetization	32.1	48.2
Licensed program rights	103.2	110.5
	$371.1	$281.2

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Impairments by segment:
Motion Picture	$—	$0.6
Television Production	25.0	—
	$25.0	$0.6

4. Investments
The Company's investments consisted of the following:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Investments in equity method investees	$31.7	$30.1
Other investments	1.1	1.8
	$32.8	$31.9

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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Current assets	$106.8	$135.2
Non-current assets	$78.4	$177.7
Current liabilities	$208.9	$201.1
Non-current liabilities	$59.6	$91.7

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Revenues	$14.4	$23.9
Gross profit	$3.9	$6.1
Net loss	$(11.3)	$(17.6)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Unrealized gains (losses) on equity securities	$(0.6)	$0.5
Gain on sale of other investments and other investment gains	0.5	4.6
	$(0.1)	$5.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

Total debt of the Company, excluding film obligations, was as follows as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A:
2023 Term Loan A	209.7	660.0
2026 Term Loan A	444.9	—
Term Loan B	898.0	952.6
5.500% Senior Notes	1,000.0	—
5.875% Senior Notes	—	518.7
6.375% Senior Notes	—	545.6
Total corporate debt	2,552.6	2,676.9
Unamortized debt issuance costs	(68.2)	(46.0)
Total debt, net	2,484.4	2,630.9
Less current portion	(40.0)	(88.0)
Non-current portion of debt	$2,444.4	$2,542.9

Fiscal 2022 Debt Transactions:
Senior Notes Redemption and Issuance. On April 1, 2021, the Company redeemed in full all $518.7 million outstanding principal amount of its 5.875% Senior Notes due November 2024 ("5.875% Senior Notes") and all $545.6 million outstanding principal amount of its 6.375% Senior Notes due February 2024 ("6.375% Senior Notes"). In connection with the early redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, the Company paid a prepayment premium of $15.2 million and $17.4 million, respectively, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indentures governing the 5.875% Senior Notes and the 6.375% Senior Notes, respectively.

In connection with the redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, on April 1, 2021, the Company issued $1.0 billion aggregate principal amount of 5.500% Senior Notes due April 15, 2029 ("5.500% Senior Notes").
Credit Agreement Amendment. On April 6, 2021, the Company amended its credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement") to, among other things, extend the maturity (the "Extension") of a portion of its revolving credit commitments, amounting to $1.25 billion (the "2026 Revolving Credit Facility"), and a portion of its outstanding term A loans, amounting to $444.9 million (the "2026 Term Loan A"), to April 6, 2026, and make certain other changes to the covenants and other provisions therein. After giving effect to the Extension, $250.0 million of revolving credit commitments (the "2023 Revolving Credit Facility) and $215.1 million of term A loans (the "2023 Term Loan A", and together with the 2026 Term Loan A, the "Term Loan A") remained outstanding with a maturity of March 22, 2023.
Term Loan B Repurchases. In April and May 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $51.1 million to repurchase $51.5 million principal amount of the Term Loan B.
See the Loss on Extinguishment of Debt section further below for a description of the accounting for these transactions.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at June 30, 2021 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2021. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.375% per annum, depending on the achievement of certain leverage ratios, as defined in Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility: A portion of the revolving credit commitments, amounting to $1.25 billion, matures April 6, 2026, and a portion of the revolving credit commitments, amounting to $250.0 million, matures March 22, 2023.
•Term Loan A:
◦2023 Term Loan A: March 22, 2023.
◦2026 Term Loan A: April 6, 2026.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 1.85% as of June 30, 2021, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.35% as of June 30, 2021, before the impact of interest rate swaps).
Required Principal Payments:
•Term Loan A:
◦2023 Term Loan A: Quarterly principal payments, at quarterly rates of 1.25% beginning June 30, 2019, 1.75% beginning June 30, 2020, and 2.50% beginning June 30, 2021 through December 31, 2022, with the balance payable at maturity.
◦2026 Term Loan A: Quarterly principal payments beginning September 30, 2022 at a quarterly rate of 1.25%, then at quarterly rates of 1.75% beginning September 30, 2023, and 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2021, the Company was in compliance with all applicable covenants.
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
Under the terms of the Company's Credit Agreement, in the event of the discontinuance of LIBOR, a mutually agreed-upon alternate benchmark rate will be established to replace LIBOR. The Company and Lenders (as defined in the Credit Agreement) shall, in good faith, endeavor to establish an alternate benchmark rate that gives due consideration to prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time, and which places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of LIBOR. The Company does not anticipate that the discontinuance or modification of LIBOR will materially impact its liquidity or financial position.
5.500% Senior Notes

Interest: Bears interest at 5.500% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021).
Maturity Date: April 15, 2029.

Optional Redemption:
(i)Prior to April 15, 2024, the Company may redeem the 5.500% Senior Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount of the notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The make-whole premium is the greater of (i) 1.0% of the principal amount redeemed and (ii) the excess, if any, of the present value at such redemption date of the redemption price at April 15, 2024 (see redemption prices below) plus interest through April 15, 2024 (discounted to the redemption date at the treasury rate plus 50 basis points) over the principal amount of the notes redeemed on the redemption date.
(ii)On or after April 15, 2024, the Company may redeem the 5.500% Senior Notes in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%. In addition, the Company may redeem up to 40% of the aggregate principal amount of the notes at any time and from time to time prior to April 15, 2024 with the net proceeds of certain equity offerings at a price of 105.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Security. The 5.500% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2021, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the 5.500% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.500% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
Capacity to Pay Dividends
At June 30, 2021, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $51.7 million and accumulated deficit of $139.1 million were deemed free of restrictions from paying dividends at June 30, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Extinguishment of Debt
Accounting for the Fiscal 2022 Debt Transactions Discussed Above:
Revolving Credit Facility.
•Unamortized debt issuance costs: Where the borrowing capacity (measured as the amount available under the revolving credit facility multiplied by the remaining term) was less than it was prior to the amendment to the Revolving Credit Facility on a creditor-by-creditor basis, the unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity.

The remaining unamortized debt issuance costs were allocated between the 2023 and 2026 Revolving Credit Facility in proportion to the borrowing capacity of each facility and are being amortized over the respective terms of the 2023 and 2026 Revolving Credit Facility, as applicable.
•Fees paid to creditors and third-party costs: All fees paid to creditors or third parties (i.e., new debt issuance costs) were recorded as a reduction of amounts outstanding under the 2026 Revolving Credit Facility and are being amortized over the term of the 2026 Revolving Credit Facility.

Term Loan A. With respect to substantially all creditors participating in the Term Loan A, the amendment was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the associated costs were accounted for as follows:
•Unamortized debt issuance costs: Previously incurred unamortized debt issuance costs and fees were allocated between the 2023 Term Loan A and the 2026 Term Loan A based on the relative balances outstanding after the amendment and are being amortized over the respective terms of the 2023 Term Loan A and 2026 Term Loan A. To the extent there was a reduction of the outstanding balance on a creditor-by-creditor basis (i.e., a partial prepayment of debt), previously incurred unamortized debt issuance costs and fees were expensed as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.
•Fees paid to creditors: Certain fees were paid to creditors based on their 2026 Term Loan A participation. These fees paid to creditors were recorded as a reduction of amounts outstanding under the 2026 Term Loan A and are being amortized over the term of the 2026 Term Loan A.
•Third-party costs: Substantially all third-party costs were expensed as a result of the modification and included in loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.

Senior Notes. In accounting for the issuance and redemption of the 5.875% and 6.375% Senior Notes as discussed above, a portion of the Senior Notes redemption and issuance was considered a modification of terms with creditors who participated in both the redeemed Senior Notes and new 5.500% Senior Notes, a portion was considered a debt extinguishment, and a portion represented new issuances to new creditors, and the debt issuance costs were accounted for as follows:
•Unamortized debt issuance costs: Previously incurred unamortized debt issuance costs and fees on the redeemed Senior Notes are being amortized over the term of the new Senior Notes, to the extent considered a modification of terms, and expensed as a loss on extinguishment of debt to the extent considered an extinguishment. To the extent there was a reduction of the outstanding balance on a creditor-by-creditor basis (i.e., a partial prepayment of debt), previously incurred unamortized debt issuance costs and fees were expensed as a loss on extinguishment of debt on the unaudited condensed consolidated statement of operations.
•Fees paid to creditors: Fees paid to creditors or call premiums were recorded as a reduction of amounts outstanding under the new Senior Notes and are being amortized over the term of the new Senior Notes, to the extent considered a modification of terms or associated with new issuances to new creditors, and expensed as a loss on extinguishment of debt to the extent considered an extinguishment or a partial prepayment of debt.
•Third-party costs: Costs incurred with third parties were recorded as a reduction of amounts outstanding under the new Senior Notes and will be amortized over the term of the new Senior Notes, to the extent considered an extinguishment or associated with new issuances to new creditors, and expensed as a loss on extinguishment of debt to the extent considered a modification of terms.

For all of the above transactions, debt issuance costs recorded as a reduction of outstanding debt are amortized using the effective interest method.

Term Loan B. In connection with the repurchases of the Term Loan B discussed above, the Company recorded a loss on extinguishment of debt of $0.2 million related to the write-off of debt issuance costs.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Extinguishment of Debt. The following table summarizes the loss on extinguishment of debt recorded related to the transactions described above in the three months ended June 30, 2021. There was no loss on extinguishment of debt in the three months ended June 30, 2020.

	Three Months Ended June 30, 2021
	Loss on Extinguishment of Debt	Recorded as a Reduction of Outstanding Debt Balances & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
Revolving Credit Facility, Term Loan A and Senior Notes:
New debt issuance costs and call premiums	$21.2	$31.0	$52.2
Previously incurred debt issuance costs	5.2	31.1	36.3
	$26.4	$62.1	$88.5

Loss on Term Loan B repurchases	0.2
Total loss on extinguishment of debt	$26.6

6. Film Obligations

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Program rights and other film obligations	$203.5	$214.6
Production loans	474.6	373.5
Production tax credit facility	184.5	120.0
Total film obligations	862.6	708.1
Unamortized debt issuance costs	(4.2)	(4.6)
Total film obligations, net	858.4	703.5
Less current portion	(349.1)	(385.0)
Total non-current film obligations	$509.3	$318.5
Program Rights and Other Film Obligations
Program rights and other film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production Loans
Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 2.22% to 2.66% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility
In January 2021, as amended on March 31, 2021, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $220.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 1.60% at June 30, 2021). The Production Tax Credit Facility matures on January 27, 2025. As of June 30, 2021, there were no additional amounts available under the Production Tax Credit Facility.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2021 and March 31, 2021:

	June 30, 2021			March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$1.1	$—	$1.1	$1.8	$—	$1.8
Forward exchange contracts (see Note 16)	—	0.5	0.5	—	1.5	1.5
Interest rate swaps (see Note 16)(1)	—	119.8	119.8	—	149.0	149.0

Liabilities:
Forward exchange contracts (see Note 16)	—	(1.5)	(1.5)	—	(2.6)	(2.6)
Interest rate swaps (see Note 16)	—	(81.8)	(81.8)	—	(78.4)	(78.4)
________________
(1)Amounts at June 30, 2021 and March 31, 2021 exclude $95.7 million and $98.2 million, respectively, of financing component of interest rate swaps presented in the table below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt, production loans, Production Tax Credit Facility and interest rate swaps at June 30, 2021 and March 31, 2021:

	June 30, 2021		March 31, 2021
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$646.0	$644.8	$651.4	$647.6
Term Loan B	889.3	891.3	942.8	936.0
5.500% Senior Notes	963.1	1,052.5	—	—
5.875% Senior Notes	—	—	506.7	533.9
6.375% Senior Notes	—	—	540.8	563.0
Production loans	473.7	474.6	372.5	373.5
Production Tax Credit Facility	181.3	184.5	116.5	120.0
Financing component of interest rate swaps(2)	147.9	142.0	152.5	144.7
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at June 30, 2021 and March 31, 2021 include $95.7 million and $98.2 million, respectively, recorded as a reduction of assets under master netting arrangements.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at June 30, 2021 and March 31, 2021.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Beginning balance	$219.1	$167.8
Net loss attributable to redeemable noncontrolling interests	(6.2)	(4.9)
Noncontrolling interests discount accretion	7.7	5.9
Adjustments to redemption value	10.8	5.9
Cash distributions	—	(0.8)
Ending balance	$231.4	$173.9

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the Pilgrim Media Group noncontrolling interest were extended and modified, such that the noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended.

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group. Pursuant to the original operating agreement of Pilgrim Media Group, if the employment of the noncontrolling interest holder was terminated, under certain circumstances as defined in the operating agreement, the Company could call and the noncontrolling interest holder could put the noncontrolling interest at a discount to fair value, which was being expensed over the call periods in the original operating agreement. Pursuant to the amendment to the operating agreement on April 2, 2021, this discount was eliminated and therefore the remaining unamortized discount of $2.7 million has been expensed in the three months ended June 30, 2021. The amortization of the discount through June 30, 2021 was included in general and administrative expense of Pilgrim Media Group and reflected as an addition to redeemable noncontrolling interest.

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

9. Revenue

The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$28.4	$0.3
Home Entertainment
Digital Media	112.2	127.7
Packaged Media	34.0	39.5
Total Home Entertainment	146.2	167.2
Television	50.8	58.5
International	62.8	52.5
Other	3.0	2.2
Total Motion Picture revenues	291.2	280.7

Television Production
Television	272.2	95.9
International	67.5	46.4
Home Entertainment
Digital Media	24.5	45.9
Packaged Media	2.3	0.7
Total Home Entertainment	26.8	46.6
Other	19.6	6.8
Total Television Production revenues	386.1	195.7

Media Networks - Programming Revenues
Domestic(1)	358.2	357.3
International	24.1	10.0
	382.3	367.3

Intersegment eliminations	(158.4)	(30.0)
Total revenues	$901.2	$813.7
___________________
(1)Media Networks domestic revenues for the three months ended June 30, 2020 included revenue from the Company's former Other Streaming Services product line of $11.5 million, substantially all of which related to the Company's former interest in Pantaya, which was sold on March 31, 2021 (see Note 2).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2021 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rest of Year Ending March 31, 2022	Year Ending March 31,
		2023	2024	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$837.5	$376.0	$107.0	$146.0	$1,466.5
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $72.8 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2021, from performance obligations satisfied prior to March 31, 2021. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At June 30, 2021 and March 31, 2021, accounts receivable, contract assets and deferred revenue are as follows.

Item	Balance Sheet Location	June 30, 2021	March 31, 2021	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$447.2	$383.7	$63.5
Accounts receivable, net - non-current	Other assets - non-current	57.3	49.4	7.9
Contract asset - current	Other assets - current(1)	28.7	25.6	3.1
Contract asset - non-current	Other assets - non-current(1)	10.6	10.3	0.3
Deferred revenue - current	Deferred revenue - current	177.5	165.7	11.8
Deferred revenue - non-current	Deferred revenue - non-current	53.1	56.2	(3.1)
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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2021	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	June 30, 2021
	(Amounts in millions)
Trade accounts receivable	$6.5	$(0.9)	$—	$5.6
_______________________
(1)Represents collections on accounts receivable previously reserved.

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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $64.1 million were recognized during the three months ended June 30, 2021 related to the balance of deferred revenue at March 31, 2021.

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(45.4)	$51.1
Denominator:
Weighted average common shares outstanding	221.8	219.5
Basic net income (loss) per common share	$(0.20)	$0.23

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(45.4)	$51.1
Denominator:
Weighted average common shares outstanding	221.8	219.5
Effect of dilutive securities:
Restricted share units and restricted stock	—	0.4
Adjusted weighted average common shares outstanding	221.8	219.9
Diluted net income (loss) per common share	$(0.20)	$0.23
As a result of the net loss in the three months ended June 30, 2021, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2021 totaled 7.4 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three months ended June 30, 2021 and 2020, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	13.4	27.8
Restricted share units	—	2.6
Other issuable shares	1.9	4.9
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	15.3	35.3

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2021 and March 31, 2021. The table below outlines common shares reserved for future issuance:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Stock options and SARs outstanding	26.8	26.7
Restricted stock and restricted share units — unvested	7.1	9.1
Common shares available for future issuance	16.6	15.6
Shares reserved for future issuance	50.5	51.4

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Compensation Expense:
Stock options	$9.4	$4.3
Restricted share units and other share-based compensation	22.9	8.9
Share appreciation rights	2.3	1.2
Total share-based compensation expense	34.6	14.4

Tax impact(1)	(6.6)	(3.0)
Reduction in net income	$28.0	$11.4
___________________
(1)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.1	$0.4
Distribution and marketing	0.1	0.1
General and administration	34.4	13.9
	$34.6	$14.4

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2021:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2021	5.5		$24.23	21.2	$15.85	—	(1)	$11.10	9.1	$8.71
Granted	—		—	0.5	$13.45	—		—	0.3	$11.48
Options exercised or restricted stock or RSUs vested	—	(1)	$11.05	(0.2)	$11.82	—	(1)	$11.30	(2.0)	$9.33
Forfeited or expired	—	(1)	$23.08	(0.2)	$25.19	—		—	(0.3)	$8.03
Outstanding at June 30, 2021	5.5		$24.32	21.3	$15.73	—	(1)	$11.07	7.1	$8.70
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three months ended June 30, 2021, the Company did not repurchase any common shares. During the three months ended June 30, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

12. Income Taxes
The income tax provision for the three months ended June 30, 2021 and 2020 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the quarter ended June 30, 2021 was also impacted by the additional accrual of interest on uncertain tax benefits. The Company's income tax provision for the quarter ended June 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

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

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three months ended June 30, 2021 and 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic. The following table sets forth restructuring and other and COVID-19 related charges and the statement of operations line items they are included in for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Restructuring and other:
Severance(1)	$2.4	$2.2
COVID-19 related charges included in restructuring and other(2)	0.3	0.5
Transaction and related costs(3)	0.5	0.3
Total Restructuring and Other	3.2	3.0

COVID-19 related charges not included in restructuring and other, included in:
Direct operating expense(4)	1.6	5.7
Distribution and marketing expense(4)	—	4.7
Total restructuring and other and COVID-19 related charges	$4.8	$13.4
_______________________
(1)Severance costs in the three months ended June 30, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three months ended June 30, 2021, the Company has incurred certain costs primarily related to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the three months ended June 30 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended June 30, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, during the three months ended June 30, 2021 and 2020 the Company incurred certain incremental costs which were expensed in the period. The costs included in direct operating expense primarily represent incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Severance liability
Beginning balance	$5.7	$11.1
Accruals	2.4	2.2
Severance payments	(3.8)	(5.3)
Ending balance(1)	$4.3	$8.0
_______________________
(1)As of June 30, 2021, the remaining severance liability of approximately $4.3 million is expected to be paid in the next 12 months.

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
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through OTT platforms and Distributors and on a direct-to-consumer basis through the Starz App and (ii) STARZPLAY International, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S. Through March 31, 2021, Media Networks also included Other Streaming Services, which represented primarily our formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021 (see Note 2).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Segment revenues
Motion Picture	$291.2	$280.7
Television Production	386.1	195.7
Media Networks	382.3	367.3
Intersegment eliminations	(158.4)	(30.0)
	$901.2	$813.7
Intersegment revenues
Motion Picture	$4.4	$3.1
Television Production	154.0	26.9
Media Networks	—	—
	$158.4	$30.0
Gross contribution
Motion Picture	$68.7	$129.9
Television Production	13.0	45.6
Media Networks	109.3	92.3
Intersegment eliminations	8.6	(7.7)
	$199.6	$260.1
Segment general and administration
Motion Picture	$24.4	$28.8
Television Production	10.0	10.7
Media Networks	21.1	20.5
	$55.5	$60.0
Segment profit
Motion Picture	$44.3	$101.1
Television Production	3.0	34.9
Media Networks	88.2	71.8
Intersegment eliminations	8.6	(7.7)
	$144.1	$200.1

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, certain charges related to the COVID-19 global pandemic and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Company’s total segment profit	$144.1	$200.1
Corporate general and administrative expenses	(24.3)	(26.4)
Adjusted depreciation and amortization(1)	(10.1)	(10.1)
Restructuring and other(2)	(3.2)	(3.0)
COVID-19 related charges included in direct operating expense and distribution and marketing expense(3)	(1.6)	(10.4)
Adjusted share-based compensation expense(4)	(34.6)	(14.4)
Purchase accounting and related adjustments(5)	(50.0)	(46.4)
Operating income	20.3	89.4
Interest expense	(41.7)	(44.4)
Interest and other income	3.9	1.7
Other expense	(1.7)	(1.7)
Loss on extinguishment of debt	(26.6)	—
Gain (loss) on investments	(0.1)	5.1
Equity interests income (loss)	0.7	(2.6)
Income (loss) before income taxes	$(45.2)	$47.5
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

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Depreciation and amortization	$43.3	$47.6
Less: Amount included in purchase accounting and related adjustments	(33.2)	(37.5)
Adjusted depreciation and amortization	$10.1	$10.1
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 13).
(3)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three months ended June 30, 2021 and 2020 the Company has incurred $1.6 million and $10.4 million, respectively, in incremental direct operating and distribution and marketing expense (see Note 13). These charges are excluded from segment operating results.
(4)Adjusted share-based compensation represents share-based compensation expense adjusted for amounts included in restructuring and other expenses, when applicable, reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.4	$0.3
General and administrative expense	16.4	8.7
Depreciation and amortization	33.2	37.4
	$50.0	$46.4

See Note 9 for revenues by media or product line as broken down by segment for the three months ended June 30, 2021 and 2020.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$55.5	$60.0
Corporate general and administrative expenses	24.3	26.4
Share-based compensation expense included in general and administrative expense	34.4	13.9
Purchase accounting and related adjustments	16.4	8.7
	$130.6	$109.0

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Assets
Motion Picture	$1,446.4	$1,212.4
Television Production	1,806.0	1,757.9
Media Networks	4,431.9	4,399.3
Other unallocated assets(1)	528.6	936.6
	$8,212.9	$8,306.2
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
As of June 30, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 19 months from June 30, 2021):

June 30, 2021
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£10.3	in exchange for	$14.1	£0.73
Hungarian Forint	HUF 48.1	in exchange for	$0.2	HUF 256.19
Euro	€23.7	in exchange for	$28.0	€0.85
Canadian Dollar	C$3.1	in exchange for	$2.9	C$1.07
Czech Koruna	CZK285.8	in exchange for	$12.9	CZK22.08

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

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to an other-than-insignificant financing element on a portion of our interest rate swaps (see designated cash flow hedges table below), the cash flows related to these contracts are classified as financing activities.

Designated Cash Flow Hedges. As of June 30, 2021, the Company had the following designated cash flow hedge pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 5 and Note 6):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date(1)
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 19, 2020	$700.0	1.923%	March 23, 2030	(2)
May 19, 2020	$350.0	2.531%	March 23, 2027	(2)
June 15, 2020	$150.0	2.343%	March 23, 2027	(2)
August 14, 2020	$200.0	1.840%	March 23, 2030	(2)
Total	$1,700.0
__________________
(1)Subject to a mandatory early termination date of March 23, 2025.
(2)These pay-fixed interest rate swaps are considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flow hedge (see discussion of cash flow presentation above).

Not Designated. As of June 30, 2021, the Company had the following pay-fixed receive-variable and offsetting pay-variable receive-fixed interest rate swaps outstanding, which are not designated as cash flow hedges:

Pay-Fixed Receive-Variable(1)			Offsetting Pay-Variable Receive-Fixed(1)
Effective Date	Notional Amount	Fixed Rate Paid	Effective Date	Notional Amount	Fixed Rate Received	Maturity Date
	(in millions)			(in millions)
May 23, 2018	$700.0	2.915%	May 19, 2020	$700.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	August 14, 2020	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	May 19, 2020	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	May 19, 2020	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	June 15, 2020	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	June 15, 2020	$50.0	2.728%	March 23, 2025
Total	$1,400.0		Total	$1,400.0
__________________
(1)During the fiscal year ended March 31, 2021, the Company completed a series of transactions to amend and extend certain interest rate swap agreements, and as part of these transactions, the $1.4 billion pay-fixed receive-variable interest rate swaps presented in the table above were de-designated, and the Company entered into $1.4 billion of pay-variable receive-fixed interest rate swaps, as presented in the table above, which are designed to offset the terms of the $1.4 billion of pay-fixed receive-variable swaps in the table above. At the time of the de-designation of the above $1.4 billion in pay-fixed receive-variable interest rate swaps, there was approximately $163.0 million of unrealized losses recorded in accumulated other comprehensive income (loss). This amount is being amortized to interest expense through the remaining term of the de-designated swaps unless it becomes

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $1.4 billion of pay-fixed receive-variable interest rate swaps de-designated as cash flow hedges and the $1.4 billion of offsetting pay-variable receive-fixed swaps are marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense, which are expected to nearly offset each other.

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Loss recognized in accumulated other comprehensive loss	$(0.2)	$(0.1)
Loss reclassified from accumulated other comprehensive loss into direct operating expense	$(0.3)	$(0.1)
Interest rate swaps
Loss recognized in accumulated other comprehensive loss	$(40.8)	$(17.7)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.3)	$(7.4)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$0.3
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.4)	$(3.4)

Total direct operating expense on consolidated statements of operations	$486.2	$423.0
Total interest expense on consolidated statements of operations	$41.7	$44.4

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 7). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2021, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $174.0 million and $229.1 million, respectively, resulting in an asset recorded in other assets - non current of $24.1 million and a liability recorded in other liabilities - non-current of $79.2 million. As of March 31, 2021, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $211.2 million and $236.3 million, respectively, resulting in an asset recorded in other assets - non-current of $50.8 million and a liability recorded in other liabilities - non-current of $75.9 million.
As of June 30, 2021 and March 31, 2021, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2021
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.5	$—	$1.5	$—
Interest rate swaps	—	45.9	—	11.3
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(21.8)	—	122.8
Fair value of derivatives	$0.5	$24.1	$1.5	$134.1
________________
(1)Includes $95.7 million and $52.2 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the pay-variable receive-fixed interest rate swaps outstanding at June 30, 2021.

	March 31, 2021
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$—	$2.6	$—
Interest rate swaps	—	72.7	—	5.6
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(21.9)	—	127.1
Fair value of derivatives	$1.5	50.8	$2.6	132.7
________________
(1)Includes $98.2 million and $54.3 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2021.
As of June 30, 2021, based on the current release schedule, the Company estimates approximately $0.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending June 30, 2022.
As of June 30, 2021, the Company estimates approximately $47.4 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2022.

17. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at June 30, 2021. At June 30, 2021, restricted cash included in other current assets represents amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility. There were no material amounts of restricted cash in the unaudited condensed consolidated balance sheet as of March 31, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2021
(Amounts in millions)
Cash and cash equivalents	$261.6
Restricted cash included in other current assets	5.8
Total cash, cash equivalents and restricted cash	$267.4

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$75.1	$68.0
Cash consideration receivable for sale of Pantaya (see Note 2)	—	123.6
Product inventory	13.8	14.3
Tax credits receivable	55.6	68.4
	$144.5	$274.3
Other non-current assets
Prepaid expenses and other	$20.7	$25.8
Accounts receivable	57.3	49.4
Tax credits receivable	271.4	181.2
Operating lease right-of-use assets	130.4	127.0
Interest rate swap assets	24.1	50.8
	$503.9	$434.2

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2021 and 2020.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$340.4	$313.2
Net cash proceeds received	338.5	311.7
Loss recorded related to transfers of receivables	1.9	1.5

At June 30, 2021, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $509.2 million (March 31, 2021 - $562.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $73.1 million as of June 30, 2021 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$39.1	$52.3
Less amounts from collections reinvested under revolving agreement	(29.3)	(41.3)
Proceeds from new transfers	9.8	11.0
Collections not reinvested and remitted or to be remitted	(12.4)	(10.4)
Net cash proceeds received	$(2.6)	$0.6

Carrying value of receivables transferred and derecognized (1)	$39.0	$52.0
Obligations recorded	$(0.1)	$0.4
Loss (gain) recorded related to transfers of receivables	$(0.2)	$0.1
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At June 30, 2021, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $96.4 million (March 31, 2021 - $99.0 million).

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive income	0.1	(24.0)	(23.9)
June 30, 2021	$(15.0)	$(92.2)	$(107.2)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Significant non-cash transactions during the three months ended June 30, 2021 and 2020 include certain interest rate swap agreements, which are discussed in Note 16, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing activities for the three months ended June 30, 2021 and 2020.

18. Subsequent Events

Film Library Acquisition. On July 15, 2021, the Company acquired the majority of the Spyglass Media Group, LLC ("Spyglass") feature film library of approximately 200 titles. In connection with the acquisition of the film library, the Company also formed a strategic content partnership (which provides for an investment of a 20% minority ownership stake) and entered into a multiyear first-look television arrangement with Spyglass.

IP Credit Facility. In July 2021, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "IP Credit Facility") based on the collateral consisting solely of the Company’s rights in certain library titles, including the Spyglass and other recently acquired libraries and non-recourse to other assets of the Company. The maximum principal amount of the IP Credit Facility is $100.0 million, subject to the amount of collateral available, which is based on the valuation amount of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to a minimum guaranteed payment amount and are expected to be sufficient to fully repay the facility by the stated maturity date. Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum or the base rate plus 1.25% per annum. The IP Credit Facility matures on July 30, 2026.

Term Loan B Repurchases. In July and August 2021, the Company completed a series of repurchases of the Term Loan B, and in aggregate, paid $38.7 million to repurchase $38.9 million principal amount of the Term Loan B.

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
COVID-19 Global Pandemic

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We have experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we have begun (and have, in certain instances, completed) production on a number of films and television series, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters, when film production will fully resume, whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 28, 2021, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three months ended June 30, 2021 we have incurred $1.9 million in incremental costs which were expensed in the period. These costs include $1.6 million reflected in direct operating expense, which include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs, net of insurance recoveries. In addition, these costs include $0.3 million in restructuring and other costs primarily due to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic during these periods. During the three months ended June 30, 2020, we incurred $10.9 million in incremental costs which were expensed in the period, including $5.7 million in direct operating expense, $4.7 million in distribution and marketing expense primarily consisting of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, and $0.5 million in restructuring and other costs primarily due to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. However, if the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021. We are in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time. See further discussion in the Results of Operations section below.

The economic impact of the COVID-19 global pandemic and resulting societal changes will depend on numerous evolving factors that cannot be predicted with certainty. There are a number of ways in which these uncertainties resulting from the ongoing COVID-19 global pandemic have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses discussed in the previous paragraph, lower revenues from the closure or limited reopenings of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production and delivery or release; and while STARZ has experienced an increase in viewership of its content, future growth could be impacted by the timing of when productions will fully resume, and whether productions that have resumed will be paused again.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any U.S. Food and Drug Administration ("FDA")-approved COVID-19 vaccines), and global economic conditions related to the COVID-19 global pandemic. All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We have implemented policies, procedures and protocols to address the situation and expect to continue to adjust our current policies and procedures as more information and guidance become available. In addition, resurgences of COVID-19 in certain parts of the world, and the discovery and spread of new variants of the virus, may result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2021 and 2020.
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
Media Networks
Our Media Networks segment includes revenues derived from the following:
•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through over-the-top ("OTT") platforms and U.S. multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”), and on a direct-to-consumer basis through the Starz App.
•STARZPLAY International. STARZPLAY International revenues are primarily derived from OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S.
Through March 31, 2021, our Media Networks segment also included revenues derived from Other Streaming Services, which represented revenues derived primarily from our formerly majority owned premium Spanish language streaming services business, Pantaya, which included subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, for approximately $123.6 million in cash, subject to certain customary adjustments pursuant to the terms of the agreement. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. In addition, the evolving and uncertain nature of the COVID-19 global pandemic could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 28, 2021.
Accounting for Films and Television Programs and Licensed Program Rights
Capitalized costs for films or television programs are amortized and tested for impairment based on whether the content is predominantly monetized individually or as a group.
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
For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the fair value is determined based on the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and, through March 31, 2021, Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group.
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
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services and, through Mach 31, 2021, from our formerly majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, see Note 2 to our unaudited condensed consolidated financial statements for further information.

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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.5 million on our total revenue in the three months ended June 30, 2021 (2020 - $0.5 million).
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
Goodwill and Indefinite-Lived Intangibles. At June 30, 2021, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2021, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $1.97 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the three months ended June 30, 2021, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment test, or that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
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
During the three months ended June 30, 2021, there were no events or circumstances that have changed that would have resulted in changes to the underlying key assumptions and judgments used in our impairment assessment of our indefinite-lived trade names, or that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At June 30, 2021, the carrying value of our finite-lived intangible assets was approximately $1.29 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.28 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. During the fiscal year ended March 31, 2021, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
During the three months ended June 30, 2021, there were no events or circumstances that have changed that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2021, we had a valuation allowance of $350.9 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our quarterly income tax provision and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2021 and 2020. The Media Networks segment results of operations for the three months ended June 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of Other Streaming Services). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$291.2	$280.7	$10.5	3.7%
Television Production	386.1	195.7	190.4	97.3%
Media Networks	382.3	367.3	15.0	4.1%
Intersegment eliminations	(158.4)	(30.0)	(128.4)	nm
Total revenues	901.2	813.7	87.5	10.8%
Expenses:
Direct operating	486.2	423.0	63.2	14.9%
Distribution and marketing	217.6	141.7	75.9	53.6%
General and administration	130.6	109.0	21.6	19.8%
Depreciation and amortization	43.3	47.6	(4.3)	(9.0)%
Restructuring and other	3.2	3.0	0.2	6.7%
Total expenses	880.9	724.3	156.6	21.6%
Operating income	20.3	89.4	(69.1)	(77.3)%
Interest expense	(41.7)	(44.4)	2.7	(6.1)%
Interest and other income	3.9	1.7	2.2	129.4%
Other expense	(1.7)	(1.7)	—	—%
Loss on extinguishment of debt	(26.6)	—	(26.6)	n/a
Gain (loss) on investments	(0.1)	5.1	(5.2)	nm
Equity interests income (loss)	0.7	(2.6)	3.3	(126.9)%
Income (loss) before income taxes	(45.2)	47.5	(92.7)	(195.2)%
Income tax provision	(6.5)	(1.3)	(5.2)	400.0%
Net income (loss)	(51.7)	46.2	(97.9)	(211.9)%
Less: Net loss attributable to noncontrolling interest	6.3	4.9	1.4	28.6%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(45.4)	$51.1	$(96.5)	(188.8)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased in the three months ended June 30, 2021, due to an increase in Television Production revenue, and to a lesser extent, increases in Media Networks and Motion Picture revenues, partially offset by increased intersegment eliminations associated with higher Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
As theaters have begun to reopen in certain locations with reduced capacity, Motion Picture revenue increased in the current quarter due to higher theatrical and international revenue associated with a greater number of theatrical and international releases, offset partially by lower home entertainment and television revenue.
Television Production revenue increased due to higher domestic television revenue with a greater number of television episodes delivered, and increased intersegment revenues from the licensing of Starz original series as compared to the prior year's quarter, which was negatively impacted by the pausing of productions associated with the COVID-19 global pandemic. The increase was also, to a lesser extent, due to higher international revenue and other revenue. These increases were partially offset by decreased home entertainment digital media revenue.
Media Networks revenue increased due to increased revenue across STARZPLAY International and Starz Networks, partially offset by a decrease due to the prior year's quarter including revenue from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line). See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021		2020		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$127.1	43.6%	$127.7	45.5%	$(0.6)	(0.5)%
Television Production	365.2	94.6	143.2	73.2	222.0	155.0%
Media Networks	158.8	41.5	168.0	45.7	(9.2)	(5.5)%
COVID-19 related charges	1.6	nm	5.7	nm	(4.1)	(71.9)%
Other	0.5	nm	0.7	nm	(0.2)	(28.6)%
Intersegment eliminations	(167.0)	nm	(22.3)	nm	(144.7)	nm
	$486.2	54.0%	$423.0	52.0%	$63.2	14.9%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended June 30, 2021 primarily due to higher Television Production revenue, partially offset by slightly lower Media Networks and Motion Picture direct operating expense and lower COVID-19 related charges (as further described below). The increase in Television Production direct operating expense was partially offset by the increase in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. Media Networks direct operating expense decreased due to a decrease at Starz Networks, partially offset by an increase at STARZPLAY International. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended June 30, 2021 and 2020, we incurred $1.6 million and $5.7 million, respectively, in incremental costs which were expensed in the periods which are included in consolidated direct operating expense and are excluded from segment direct operating expense. These costs include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021. We are in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$95.4	$23.1	$72.3	313.0%
Television Production	7.9	6.9	1.0	14.5%
Media Networks	114.2	107.0	7.2	6.7%
COVID-19 related charges	—	4.7	(4.7)	(100.0)%
Other	0.1	—	0.1	n/a
	$217.6	$141.7	$75.9	53.6%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$57.9	$—	$57.9	n/a

Distribution and marketing expenses increased in the three months ended June 30, 2021, due to an increase in Motion Picture theatrical P&A as theaters have begun to reopen in certain locations with reduced capacity, and increased Media Networks distribution and marketing expense, partially offset by lower COVID-19 related charges (as further described below). The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks, partially offset by a decrease due to the prior year's quarter including distribution and marketing expense from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line). See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended June 30, 2021 and 2020, we incurred immaterial amounts and $4.7 million, respectively, in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,				Increase (Decrease)
	2021	% of Revenues	2020	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$24.4		$28.8		$(4.4)	(15.3)%
Television Production	10.0		10.7		(0.7)	(6.5)%
Media Networks	21.1		20.5		0.6	2.9%
Corporate	24.3		26.4		(2.1)	(8.0)%
	79.8	8.9%	86.4	10.6%	(6.6)	(7.6)%
Share-based compensation expense	34.4		13.9		20.5	147.5%
Purchase accounting and related adjustments	16.4		8.7		7.7	88.5%
Total general and administrative expenses	$130.6	14.5%	$109.0	13.4%	$21.6	19.8%

General and administrative expenses increased in the three months ended June 30, 2021, resulting from increases in share-based compensation expense, purchase accounting and related adjustments, and a slight increase in Media Networks general and administrative expenses, partially offset by decreased Motion Picture, Corporate and Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $2.1 million, or 8.0%, primarily due to a decrease in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 is primarily due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. Additionally, the increase in share-based compensation expense is due to an increase in the number of share-based payment awards incurring expense in the current quarter as compared to the prior year's quarter. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$34.4	$13.9
Direct operating expense	0.1	0.4
Distribution and marketing expense	0.1	0.1
Total share-based compensation expense	$34.6	$14.4

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $7.7 million, or 88.5%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $43.3 million for the three months ended June 30, 2021 decreased $4.3 million, from $47.6 million in the three months ended June 30, 2020.
Restructuring and Other. Restructuring and other increased $0.2 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2021 and 2020 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)	$2.4	$2.2	$0.2	9.1%
COVID-19 related charges(2)	0.3	0.5	(0.2)	(40.0)%
Transaction and related costs(3)	0.5	0.3	0.2	66.7%
	$3.2	$3.0	$0.2	6.7%
_______________________
(1)Severance costs in the three months ended June 30, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three months ended June 30, 2021, the Company has incurred certain costs primarily related to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the three months ended June 30 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended June 30, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $41.7 million in the three months ended June 30, 2021 decreased $2.7 million from the three months ended June 30, 2020, due to lower interest expense on the term loans, Senior Notes and other cash-based interest related to payments associated with the Company's interest rate swaps. These decreases were partially offset by an increase in amortization of debt financing costs, and other non-cash interest due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$1.4	$1.1
Term loans	8.6	10.7
Senior Notes	13.4	15.9
Other(1)	6.3	10.2
	29.7	37.9
Amortization of debt financing costs, and other non-cash interest(2)	12.0	6.5
Total interest expense	$41.7	$44.4
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
Other Expense. Other expense of $1.7 million for the three months ended June 30, 2021 compared to other expense of $1.7 million for the three months ended June 30, 2020, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2021 related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, and repurchases of the Term Loan B. There was no comparable loss in the three months ended June 30, 2020. See Note 5 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Loss on investments of $0.1 million for the three months ended June 30, 2021 compared to a gain on investments of $5.1 million for the three months ended June 30, 2020, primarily due to a gain on sale of equity securities without readily determinable fair values in the prior year's quarter.
Equity Interests Income (Loss). Equity interests income of $0.7 million in the three months ended June 30, 2021 compared to equity interests loss of $2.6 million in the three months ended June 30, 2020 due to lower losses from our equity method investees in the current quarter.

Income Tax Provision. We had an income tax provision of $6.5 million in the three months ended June 30, 2021, compared to an income tax provision of $1.3 million in the three months ended June 30, 2020. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended June 30, 2021 was also impacted by the additional accrual of interest and penalties on uncertain tax benefits. Our income tax provision for the three months ended June 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2021 was $45.4 million, or basic and diluted net loss per common share of $0.20 on 221.8 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended June 30, 2020 of $51.1 million, or basic net income per common share of $0.23 on 219.5 million weighted average common shares outstanding and diluted net income per common share of $0.23 on 219.9 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and associated programming and content strategy, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated income (loss) before income taxes is presented in Note 14 to the unaudited condensed consolidated financial statements.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$291.2	$280.7	$10.5	3.7%
Expenses:
Direct operating expense	127.1	127.7	(0.6)	(0.5)%
Distribution & marketing expense	95.4	23.1	72.3	nm
Gross contribution	68.7	129.9	(61.2)	(47.1)%
General and administrative expenses	24.4	28.8	(4.4)	(15.3)%
Segment profit	$44.3	$101.1	$(56.8)	(56.2)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$57.9	$—	$57.9	n/a

Direct operating expense as a percentage of revenue	43.6%	45.5%

Gross contribution as a percentage of revenue	23.6%	46.3%
_______________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$26.9	$1.5	$28.4	$—	$0.3	$0.3	$28.1
Home Entertainment
Digital Media	57.9	54.3	112.2	75.2	52.5	127.7	(15.5)
Packaged Media	16.4	17.6	34.0	22.5	17.0	39.5	(5.5)
Total Home Entertainment	74.3	71.9	146.2	97.7	69.5	167.2	(21.0)
Television	38.9	11.9	50.8	46.5	12.0	58.5	(7.7)
International	51.2	11.6	62.8	30.9	21.6	52.5	10.3
Other	1.6	1.4	3.0	0.5	1.7	2.2	0.8
	$192.9	$98.3	$291.2	$175.6	$105.1	$280.7	$10.5
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
Theatrical revenue increased $28.1 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to revenue in the quarter from The Hitman's Wife's Bodyguard and Spiral, as theaters have begun to reopen in certain locations with reduced capacity. In the prior year's quarter, theaters were mostly closed due to circumstances associated with the COVID-19 global pandemic.

Home entertainment revenue decreased $21.0 million, or 12.6%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to lower digital media and packaged media revenues as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate in our Feature Film category due to circumstances associated with the COVID-19 global pandemic. Digital media revenue in the prior year's quarter included significant revenue from our fiscal 2020 theatrical slate (I Still Believe and Knives Out).
Television revenue decreased $7.7 million, or 13.2%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 due to fewer television windows opening (and revenue recognized) than in the prior year's quarter.
International revenue increased $10.3 million, or 19.6%, in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 due to higher revenue from our fiscal 2021 and 2022 theatrical slates in the current quarter as theaters have begun to reopen in certain locations with reduced capacity, while the prior year's quarter had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic.
If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we currently expect that Motion Picture segment revenues will increase in fiscal 2022 as compared to fiscal 2021. The extent of the increase, if any, to Motion Picture segment revenues, will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19 in certain parts of the world, and the discovery and spread of new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, general global economic conditions, the rate at which theaters are able to re-open at scale, the rate of consumers' return to the theaters, and the impact of a potentially crowded marketplace from movies which are awaiting theatrical release in the market. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including delays in domestic and international theatrical distribution and production and the pausing of productions, which could impact Motion Picture segment revenues.
Direct Operating Expense. The decrease in direct operating expenses is due to lower direct operating expenses as a percentage of motion picture revenue, driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In particular, the decrease was impacted by the lower amortization rate of the fiscal 2022 and prior theatrical slate titles generating revenue in the current quarter as compared to the prior year's quarter. There were no investment in film write-downs included in Motion Picture segment direct operating expense in the three months ended June 30, 2021, as compared to $0.6 million in the three months ended June 30, 2020.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended June 30, 2021 is due to higher theatrical P&A and premium video-on-demand ("Premium VOD") expense compared to the prior year's quarter, which had no theatrical P&A expense in the Motion Picture segment due to the closure of theaters as a result of circumstances associated with the COVID-19 global pandemic. Theatrical P&A and Premium VOD expense in the three months ended June 30, 2021 includes expense associated with the release of The Hitman's Wife's Bodyguard, Spiral and Voyagers. In the three months ended June 30, 2021, approximately $2.7 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, with no comparable expense in the Motion Picture segment in the prior year's quarter.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2021 decreased as compared to the three months ended June 30, 2020 due to higher Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2021 decreased $4.4 million, or 15.3%, primarily due to decreases in incentive based compensation and salaries and related compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$386.1	$195.7	$190.4	97.3%
Expenses:
Direct operating expense	365.2	143.2	222.0	155.0%
Distribution & marketing expense	7.9	6.9	1.0	14.5%
Gross contribution	13.0	45.6	(32.6)	(71.5)%
General and administrative expenses	10.0	10.7	(0.7)	(6.5)%
Segment profit	$3.0	$34.9	$(31.9)	(91.4)%

Direct operating expense as a percentage of revenue	94.6%	73.2%

Gross contribution as a percentage of revenue	3.4%	23.3%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Television Production	(Amounts in millions)
Television	$272.2	$95.9	$176.3	183.8%
International	67.5	46.4	21.1	45.5%
Home Entertainment
Digital	24.5	45.9	(21.4)	(46.6)%
Packaged Media	2.3	0.7	1.6	228.6%
Total Home Entertainment	26.8	46.6	(19.8)	(42.5)%
Other	19.6	6.8	12.8	188.2%
	$386.1	$195.7	$190.4	97.3%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to a greater number of television episodes delivered, increased intersegment revenues from the licensing of Starz original series (Power Book III: Raising Kanan, Blindspotting Season 1, Heels Season 1 among others), and increased revenue from reality television series, all of which were negatively impacted in the prior year's quarter by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions.
International revenue in the three months ended June 30, 2021 increased $21.1 million, or 45.5% as compared to the three months ended June 30, 2020 due to revenue in the current quarter from Dear White People Season 4 and higher intersegment revenues from STARZPLAY International from the licensing of Starz original series.
Home entertainment revenue in the three months ended June 30, 2021 decreased $19.8 million due to significant digital media revenue in the prior year's quarter for Mad Men Seasons 1 - 7.
Other revenue increased in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase is primarily due to revenue of 3 Arts Entertainment, which was negatively impacted in the three months ended June 30, 2020 as a result of the COVID-19 global pandemic related disruptions. While television production has mostly resumed, the extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases fully returning to and remaining at pre COVID-19 levels.
If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we currently expect that Television Production segment revenues will increase in fiscal 2022 as compared to fiscal 2021. The extent of the increase, if any, to Television Production segment revenues, will depend on, among other things, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19 in certain parts of the world, and the discovery and spread of new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, and general global economic conditions. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including delays in domestic and international distribution and production throughout the U.S., Canada and worldwide, and the pausing of productions, which could impact Television Production segment revenues.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2021 increased $222.0 million, or 155.0% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, due to the recent ramp up of production, the current quarter included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue. Due to the increase in cost associated with production and changes in season orders, the current quarter also included increased write-downs to fair value of investment in film and television programs amounting to $25.0 million in aggregate. This compared to lower direct operating expenses as a percentage of television revenue in the prior year's quarter, which included fewer deliveries of newer shows primarily associated with the pausing of productions due to the COVID-19 global pandemic related disruptions.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2021 decreased as compared to the three months ended June 30, 2020, due to higher direct operating expenses as a percentage of television production revenue, partially offset by higher television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $0.7 million, or 6.5%.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2021 and 2020. The Media Networks segment results of operations for the three months ended June 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of our former Other Streaming Services product line). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$382.3	$367.3	$15.0	4.1%
Expenses:
Direct operating expense	158.8	168.0	(9.2)	(5.5)%
Distribution & marketing expense	114.2	107.0	7.2	6.7%
Gross contribution	109.3	92.3	17.0	18.4%
General and administrative expenses	21.1	20.5	0.6	2.9%
Segment profit	$88.2	$71.8	$16.4	22.8%

Direct operating expense as a percentage of revenue	41.5%	45.7%

Gross contribution as a percentage of revenue	28.6%	25.1%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Starz Networks	STARZPLAY International	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$358.2	$24.1	$382.3	$345.8	$10.0	$11.5	$367.3
Expenses:
Direct operating expense	128.1	30.7	158.8	149.8	15.6	2.6	168.0
Distribution & marketing expense	95.1	19.1	114.2	76.8	20.0	10.2	107.0
Gross contribution	135.0	(25.7)	109.3	119.2	(25.6)	(1.3)	92.3
General and administrative expenses	15.5	5.6	21.1	15.4	3.7	1.4	20.5
Segment profit	$119.5	$(31.3)	$88.2	$103.8	$(29.3)	$(2.7)	$71.8

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

	June 30,	June 30,
	2021	2020
	(Amounts in millions)
Starz Domestic
Linear Subscribers	10.4	11.6
OTT Subscribers	9.7	7.4
Total	20.1	19.0
STARZPLAY International
Linear Subscribers	1.8	2.0
OTT Subscribers	5.2	1.4
Total	7.0	3.4
Total Starz
Linear Subscribers	12.2	13.6
OTT Subscribers	14.9	8.8
Total Starz	27.1	22.4
STARZPLAY Arabia(1)	1.8	1.8
Total Domestic and International Subscribers(2)	28.9	24.2

Subscribers by Platform:
Linear Subscribers	12.2	13.6
OTT Subscribers(2)(3)	16.7	10.6
Total Global Subscribers(2)	28.9	24.2
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)Due to the March 31, 2021 sale of Pantaya, total domestic and international subscribers, OTT subscribers and total global subscribers amounts have been adjusted from amounts previously reported for June 30, 2020 to exclude Pantaya in order to be consistent with the presentation at June 30, 2021. Subscribers of Pantaya (all OTT) at June 30, 2020 amounted to 0.8 million.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The increase in Media Networks' revenue was due to higher STARZPLAY International revenue of $14.1 million, and increased Starz Networks' revenue of $12.4 million, partially offset by a decrease due to the prior year's quarter including revenue from Pantaya (representing substantially all of Other Streaming Services), which was sold on March 31, 2021. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since June 30, 2020. Starz Networks' revenue increased as a result of higher OTT revenue resulting from increased subscriptions, which was partially offset by declines in revenue from traditional linear services.
As a result of events related to the COVID-19 global pandemic, television and streaming consumption around the globe increased, as well as home entertainment demand. STARZ experienced an increase in viewership in the prior year of its content across all platforms as well as an increase in subscribers to its OTT services, both domestically and internationally. This increase in subscribers is dependent upon future economic conditions, our ability to deliver original content and may vary due to changes in consumer viewing and subscription patterns. However, it is too early to say whether this increase is indicative of future results and whether the slowing of growth will continue as governmental and other restrictions are relaxed, and as a result of the current and possible longer term negative economic impact of the pandemic.
During the three months ended June 30, 2021 and 2020, the following original series premiered on STARZ:

Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
First Quarter:	First Quarter:
The Girlfriend Experience Season 3	Vida Season 3
Run the World Season 1	Hightown Season 1
Blindspotting Season 1
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
The decrease in Media Networks direct operating expenses is due to lower direct operating expenses at Starz Networks, partially offset by an increase at STARZPLAY International in the three months ended June 30, 2021. In addition, the prior year's quarter included direct operating expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021. The decrease in Starz Networks direct operating expense was due to lower programming amortization related to theatrical releases under our programming output agreement with Sony, lower programming cost amortization related to our Starz Originals due to a higher number of lower cost series premieres, and lower programming cost amortization related to our library content. Direct operating expenses at STARZPLAY International increased as a result of the continued expansion of STARZPLAY International.
The increase in Media Networks distribution and marketing expense is due to an increase at Starz Networks due to an increase in operating expense related to continued growth in the OTT service and increased advertising and marketing due to increased spend on our Starz Originals, partially offset by a decrease due to the prior year's quarter including distribution and marketing expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021, and a slight decrease at STARZPLAY International.
Gross Contribution. The increase in gross contribution compared to the three months ended June 30, 2020 was due to an increase at Starz Networks driven by higher revenues and lower direct operating expense.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended June 30, 2021 increased slightly from the prior year's quarter, driven by slightly increased general and administrative expenses at STARZPLAY International, which were partially offset by a decrease due to the prior year's quarter including general and administrative expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, our production loans, the monetization of trade accounts receivable and our $220.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility") (with $184.5 million outstanding, and no amounts available at June 30, 2021). As of June 30, 2021, we had cash and cash equivalents of $261.6 million. Our debt at June 30, 2021 consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.5 billion revolving credit facility (with no amounts outstanding at June 30, 2021). A portion of the revolving credit commitments, amounting to $1.25 billion, is due April 2026 (the "2026 Revolving Credit Facility"), and a portion of the revolving credit commitments, amounting to $250.0 million, is due March 2023 (the "2023 Revolving Credit Facility, and together with the 2026 Revolving Credit Facility, the "Revolving Credit Facility").
◦Term Loan A. We have a term loan A facility, of which a portion of its outstanding loans, amounting to $444.9 million at June 30, 2021 is due April 2026 (the "2026 Term Loan A") and a portion of its outstanding loans, amounting to $209.7 million at June 30, 2021 is due March 2023 (the "2023 Term Loan A" and together with the 2026 Term Loan A, the "Term Loan A").
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $898.0 million outstanding at June 30, 2021.
•Senior Notes:
◦5.500% Senior Notes. We have $1.0 billion outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at June 30, 2021.

Subsequent to June 30, 2021, in July 2021, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "IP Credit Facility") based on the collateral consisting solely of the Company’s rights in certain library titles, including the Spyglass and other recently acquired libraries and non-recourse to other assets of the Company. The maximum principal amount of the IP Credit Facility is $100.0 million, subject to the amount of collateral available, which is based on the valuation amount of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to a minimum guaranteed payment amount and are expected to be sufficient to fully repay the facility by the stated maturity date. Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum or the base rate plus 1.25% per annum. The IP Credit Facility matures on July 30, 2026. See Note 18 - Subsequent Events in the unaudited condensed consolidated financial statements.
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
In addition, the Company has a redeemable noncontrolling interest balance of $231.4 million as of June 30, 2021 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 8 to our unaudited condensed consolidated financial statements).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2021, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2021, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended June 30, 2021, the Company did not repurchase any common shares.
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
Capacity to Pay Dividends. At June 30, 2021, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $51.7 million and accumulated deficit of $139.1 million were deemed free of restrictions from paying dividends at June 30, 2021.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $261.3 million for the three months ended June 30, 2021 and increased by $57.8 million for the three months ended June 30, 2020, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
	2021	2020	Net Change
	(Amounts in millions)
Operating income	$20.3	$89.4	$(69.1)
Depreciation and amortization	43.3	47.6	(4.3)
Amortization of films and television programs and program rights	371.1	281.2	89.9
Non-cash share-based compensation	34.6	14.4	20.2
Cash interest	(29.7)	(37.9)	8.2
Current income tax provision	(5.6)	(1.3)	(4.3)
Other non-cash charges included in operating activities	27.7	18.3	9.4
Cash flows from operations before changes in operating assets and liabilities	461.7	411.7	50.0

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(149.6)	92.5	(242.1)
Investment in films and television programs and program rights	(577.4)	(176.5)	(400.9)
Accounts payable and accrued liabilities	(60.1)	(120.8)	60.7
Other changes in operating assets and liabilities	(23.3)	(125.5)	102.2
Changes in operating assets and liabilities	(810.4)	(330.3)	(480.1)
Net Cash Flows Provided By (Used In) Operating Activities	$(348.7)	$81.4	$(430.1)

Cash flows used in operating activities for the three months ended June 30, 2021 were $348.7 million compared to cash flows provided by operating activities of $81.4 million for the three months ended June 30, 2020. The decrease in cash provided by operating activities for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is due to greater cash used from changes in operating assets and liabilities as shown above, partially offset by increased cash flows from operations before changes in operating assets and liabilities. The greater use of cash from changes in operating assets and liabilities was driven by increased cash used for investment in films and television programs and program rights, and increases in accounts receivable, net and other assets, partially offset by lower cash used from changes in other operating assets and liabilities and lower cash used for accounts payable and accrued liabilities as reflected above. In addition, cash flows provided by operating activities for the three months ended June 30, 2021 included a net use of cash of approximately $51.0 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $16.5 million for the three months ended June 30, 2020 (see Note 17 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows provided by (used in) investing activities for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Proceeds from the sale of Pantaya	$123.6	$—
Proceeds from the sale of equity method and other investments	—	5.1
Investment in equity method investees and other	(1.5)	(0.2)
Capital expenditures	(6.4)	(6.4)
Net Cash Flows Provided By (Used In) Investing Activities	$115.7	$(1.5)
Cash provided by investing activities of $115.7 million for the three months ended June 30, 2021 compared to cash used in investing activities of $1.5 million for the three months ended June 30, 2020, primarily due to proceeds from the sale of Pantaya, as reflected above (see Note 2 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,199.9	$75.0
Debt - repurchases and repayments	(1,373.9)	(92.0)
Net repayments of debt	(174.0)	(17.0)

Production loans - borrowings	214.3	46.1
Production loans - repayments	(113.2)	(44.1)
Net proceeds from production loans	101.1	2.0

Production tax credit facility advances, net of debt issuance costs	94.9	—
Production tax credit facility repayments	(32.8)	—
Net proceeds from production tax credit facility	62.1	—

Repurchase of common shares	—	(2.2)
Other financing activities	(17.5)	(4.9)
Net Cash Flows Used In Financing Activities	$(28.3)	$(22.1)
Cash flows used in financing activities of $28.3 million for the three months ended June 30, 2021 compared to cash flows used in financing activities of $22.1 million for the three months ended June 30, 2020. Cash flows used in financing activities for the three months ended June 30, 2021 primarily reflects net debt repayments of $174.0 million, net production loan borrowings of $101.1 million as production activity increased in the quarter, and net Production Tax Credit Facility advances of $62.1 million. In addition, other financing activities in the three months ended June 30, 2021 includes $6.9 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements) and tax withholding required on equity awards of $13.1 million. Net debt repayments of $174.0 million in the three months ended June 30, 2021 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
•On April 1, 2021, we redeemed in full all $518.7 million outstanding principal amount of our 5.875% Senior Notes and all $545.6 million outstanding principal amount of our 6.375% Senior Notes, and paid a prepayment premium of $15.2 million and $17.4 million on the 5.875% Senior Notes and 6.375% Senior Notes, respectively, plus accrued and unpaid interest to the date of redemption.

•On April 1, 2021, in connection with the redemption of the 5.875% Senior Notes and the 6.375% Senior Notes, we issued $1.0 billion aggregate principal amount of 5.500% Senior Notes.
•On April 6, 2021, we amended our Credit Agreement to, among other things, extend the maturity of a portion of our revolving credit commitments, amounting to $1.25 billion, and a portion of our outstanding term A loans, amounting to $444.9 million to April 6, 2026.
•In April and May 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $51.1 million to repurchase $51.5 million principal amount of the Term Loan B.
Cash flows used in financing activities for the three months ended June 30, 2020 primarily reflects net debt repayments of $17.0 million, and net production loan borrowings of $2.0 million.

Debt
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our debt.
Production Loans and Production Tax Credit Facility

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our production loans and Production Tax Credit Facility.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of June 30, 2021:

	Nine Months Ending March 31,	Year Ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of June 30, 2021 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	16.1	215.8	31.1	44.5	44.6	302.5	654.6
Term Loan B	9.4	12.5	12.5	863.6	—	—	898.0
5.500% Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Film obligations(1)	278.5	330.0	50.9	191.9	4.5	6.6	862.4
Operating lease obligations	44.1	42.7	25.1	16.0	16.1	34.1	178.1
	348.1	601.0	119.6	1,116.0	65.2	1,343.2	3,593.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligations commitments(2)	258.7	616.9	180.0	41.5	47.7	1.0	1,145.8
Interest payments(3)	93.9	120.0	107.2	99.9	61.1	178.8	660.9
Other contractual obligations	121.1	64.4	25.1	10.3	7.9	50.4	279.2
	473.7	801.3	312.3	151.7	116.7	230.2	2,085.9
Total future repayment of debt and other commitments under contractual obligations (4)	$821.8	$1,402.3	$431.9	$1,267.7	$181.9	$1,573.4	$5,679.0
 ___________________
(1)Film obligations include program rights and other film obligations, production loans and our Production Tax Credit Facility. Program rights and other film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production loans represent loans for the production of film and television programs that we produce. Repayment dates are based on anticipated delivery or release date of the related film or contractual due dates of the obligation. Production tax credit facility represent amounts due at June 30, 2021 under our

Production Tax Credit Facility, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available. See Note 6 to our unaudited condensed consolidated financial statements.
(2)Film obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments. Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film. Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future. Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details). Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.
(3)Includes cash interest payments on our debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(4)Not included in the amounts above are $231.4 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 8 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 9 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.5 billion at June 30, 2021 (March 31, 2021 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.1 billion at June 30, 2021 (March 31, 2021 - $1.2 billion).
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
Interest Rate Risk. At June 30, 2021, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 16 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, certain production loans and our Production Tax Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion, based on the applicable LIBOR in effect as of June 30, 2021, each quarter point change in interest rates would result in a $3.4 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest production loans incur interest at rates ranging from approximately 2.22% to 2.66%, including applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.25% over the one, two, or three-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate production loans would result in $1.2 million in additional costs capitalized to the respective film or television asset.
The applicable margin with respect to advances under the Production Tax Credit Facility is a percentage per annum equal to a LIBOR rate plus 1.50%. Assuming the Production Tax Credit Facility is utilized up to its maximum capacity of $220.0 million, based on the applicable LIBOR in effect as of June 30, 2021, each quarter point change in interest rates would result in a $0.6 million change in annual net interest expense on the Production Tax Credit Facility.
At June 30, 2021, our 5.500% Senior Notes had an outstanding carrying value of $963.1 million, and an estimated fair value of $1,052.5 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $43.2 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $30.4 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2021:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total	June 30, 2021
			(Amounts in millions)
Debt, Production Loans and Production Tax Credit Facility
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	16.1	215.8	31.1	44.5	44.6	302.5	654.6	644.8
Average Interest Rate	1.85%	1.85%	1.85%	1.85%	1.85%	1.85%
Term Loan B(1)	9.4	12.5	12.5	863.6	—	—	898.0	891.3
Average Interest Rate	2.35%	2.35%	2.35%	2.35%	—	—
Production loans	141.4	300.2	33.0	—	—	—	474.6	474.6
Average Interest Rate	2.34%	2.40%	2.36%	—	—	—
Production tax credit facility(2)	—	—	—	184.5	—	—	184.5	184.5
Average Interest Rate	—	—	—	1.60%	—	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	1,000.0	1,000.0	1,052.5
Interest Rate	—	—	—	—	—	5.500%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	—	—	—	1,700.0	1,700.0	104.0
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)The repayment amount for the Production Tax Credit Facility represents the amount outstanding at June 30, 2021, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available.
(3)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.840% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 16 to our unaudited condensed consolidated financial statements.

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
As of June 30, 2021, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2021.
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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

No common shares were purchased by us during the three months ended June 30, 2021.

Additionally, during the three months ended June 30, 2021, no Class A voting shares and 783,868 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 5, 2021		Title:	Duly Authorized Officer and Chief Financial Officer