Form 10-Q
period 2021-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2021-11-04
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2021
Class A Voting Common Shares, no par value per share	83,206,602 shares
Class B Non-Voting Common Shares, no par value per share	141,753,926 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2021, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report. These factors may also be increased or intensified as a result of events related to the coronavirus (COVID-19 global pandemic), including as a result of the spread of new variants. The extent to which the COVID-19 global pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$442.6	$528.7
Accounts receivable, net	419.3	383.7
Other current assets	186.3	274.3
Total current assets	1,048.2	1,186.7
Investment in films and television programs and program rights, net	2,788.1	2,222.7
Property and equipment, net	84.7	91.1
Investments	61.1	31.9
Intangible assets	1,508.3	1,575.1
Goodwill	2,764.5	2,764.5
Other assets	492.5	434.2
Total assets	$8,747.4	$8,306.2
LIABILITIES
Accounts payable and accrued liabilities	$538.2	$545.4
Participations and residuals	496.5	508.8
Film related and other obligations	546.4	385.0
Debt - short term portion	40.0	88.0
Deferred revenue	276.7	165.7
Total current liabilities	1,897.8	1,692.9
Debt	2,395.0	2,542.9
Participations and residuals	312.0	304.6
Film related and other obligations	712.2	318.5
Other liabilities	345.6	337.1
Deferred revenue	49.0	56.2
Deferred tax liabilities	42.2	40.3
Redeemable noncontrolling interests	243.2	219.1
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.1 shares issued (March 31, 2021 - 83.0 shares issued)	665.9	663.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 141.6 shares issued (March 31, 2021 - 138.2 shares issued)	2,314.3	2,296.0
Accumulated deficit	(143.0)	(82.9)
Accumulated other comprehensive loss	(89.2)	(83.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,748.0	2,793.0
Noncontrolling interests	2.4	1.6
Total equity	2,750.4	2,794.6
Total liabilities and equity	$8,747.4	$8,306.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions, except per share amounts)
Revenues	$887.8	$745.0	$1,789.0	$1,558.7
Expenses
Direct operating	483.2	366.8	969.3	789.8
Distribution and marketing	216.9	166.7	434.5	308.5
General and administration	110.0	118.8	240.6	227.8
Depreciation and amortization	44.4	49.6	87.8	97.1
Restructuring and other	3.5	13.4	6.7	16.4
Total expenses	858.0	715.3	1,738.9	1,439.6
Operating income	29.8	29.7	50.1	119.1
Interest expense	(44.0)	(45.7)	(85.7)	(90.2)
Interest and other income	24.1	0.1	28.0	1.8
Other expense	(2.7)	(0.7)	(4.3)	(2.3)
Loss on extinguishment of debt	(0.4)	—	(27.1)	—
Gain (loss) on investments	1.5	(4.7)	1.5	0.4
Equity interests income (loss)	0.4	(1.9)	1.1	(4.5)
Income (loss) before income taxes	8.7	(23.2)	(36.4)	24.3
Income tax benefit (provision)	(5.6)	1.5	(12.1)	0.2
Net income (loss)	3.1	(21.7)	(48.5)	24.5
Less: Net loss attributable to noncontrolling interests	4.4	3.3	10.6	8.2
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$7.5	$(18.4)	$(37.9)	$32.7

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.03	$(0.08)	$(0.17)	$0.15
Diluted net income (loss) per common share	$0.03	$(0.08)	$(0.17)	$0.15

Weighted average number of common shares outstanding:
Basic	224.4	220.4	223.1	220.0
Diluted	228.5	220.4	223.1	220.6
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Net income (loss)	$3.1	$(21.7)	$(48.5)	$24.5
Foreign currency translation adjustments, net of tax	(1.1)	0.5	(1.0)	0.8
Net unrealized gain (loss) on cash flow hedges, net of tax	19.0	6.7	(4.9)	(0.3)
Comprehensive income (loss)	21.0	(14.5)	(54.4)	25.0
Less: Comprehensive loss attributable to noncontrolling interests	4.4	3.3	10.6	8.2
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$25.4	$(11.2)	$(43.8)	$33.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at June 30, 2021	83.0	$664.9	139.6	$2,318.6	$(139.1)	$(107.2)	$2,737.2	$2.2	$2,739.4
Exercise of stock options	—	—	—	0.4	—	—	0.4	—	0.4
Share-based compensation, net of share cancellations for taxes	0.1	1.0	2.0	(4.7)	—	—	(3.7)	—	(3.7)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	7.5	—	7.5	0.1	7.6
Other comprehensive income	—	—	—	—	—	18.0	18.0	—	18.0
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(11.4)	—	(11.4)	—	(11.4)
Balance at September 30, 2021	83.1	$665.9	141.6	$2,314.3	$(143.0)	$(89.2)	$2,748.0	$2.4	$2,750.4

Balance at June 30, 2020	82.9	$659.3	136.9	$2,232.4	$28.3	$(212.6)	$2,707.4	$2.1	$2,709.5
Share-based compensation, net of share cancellations for taxes	—	1.5	0.7	22.0	—	—	23.5	—	23.5
Net income (loss)	—	—	—	—	(18.4)	—	(18.4)	0.1	(18.3)
Other comprehensive income	—	—	—	—	—	7.1	7.1	—	7.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Balance at September 30, 2020	82.9	$660.8	137.6	$2,254.4	$2.4	$(205.5)	$2,712.1	$2.2	$2,714.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended
	Class A Voting		Class B Non-Voting		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.4	0.2	2.3	—	—	2.7	—	2.7
Share-based compensation, net of share cancellations for taxes	0.1	2.2	3.2	15.9	—	—	18.1	—	18.1
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Net loss	—	—	—	—	(37.9)	—	(37.9)	—	(37.9)
Other comprehensive loss	—	—	—	—	—	(5.9)	(5.9)	—	(5.9)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(22.2)	—	(22.2)	—	(22.2)
Balance at September 30, 2021	83.1	$665.9	141.6	$2,314.3	$(143.0)	$(89.2)	$2,748.0	$2.4	$2,750.4

Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Share-based compensation, net of share cancellations for taxes	0.1	2.5	1.2	32.6	—	—	35.1	—	35.1
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Repurchase of common shares	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	32.7	—	32.7	0.1	32.8
Other comprehensive income	—	—	—	—	—	0.5	0.5	—	0.5
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(13.4)	—	(13.4)	—	(13.4)
Balance at September 30, 2020	82.9	$660.8	137.6	$2,254.4	$2.4	$(205.5)	$2,712.1	$2.2	$2,714.3
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Operating Activities:
Net income (loss)	$(48.5)	$24.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87.8	97.1
Amortization of films and television programs and program rights	730.1	531.4
Amortization of debt financing costs and other non-cash interest	24.2	18.5
Non-cash share-based compensation	54.9	40.1
Other amortization	50.5	32.2
Loss on extinguishment of debt	27.1	—
Equity interests (income) loss	(1.1)	4.5
Loss (gain) on investments	(1.5)	(0.4)
Deferred income taxes	1.7	—
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(134.2)	150.6
Investment in films and television programs and program rights, net	(1,149.7)	(467.1)
Accounts payable and accrued liabilities	(45.2)	(94.9)
Participations and residuals	5.0	(85.1)
Program rights and other film obligations	(35.8)	(46.7)
Deferred revenue	102.2	(1.2)
Net Cash Flows Provided By (Used In) Operating Activities	(332.5)	203.5
Investing Activities:
Proceeds from the sale of Pantaya	123.6	—
Proceeds from the sale of other investments	—	5.1
Investment in equity method investees and other	(9.4)	(0.2)
Acquisition of assets (film library and related assets)	(161.4)	—
Capital expenditures	(14.6)	(17.1)
Net Cash Flows Used In Investing Activities	(61.8)	(12.2)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,947.2	75.0
Debt - repurchases and repayments	(2,175.6)	(109.1)
Production and related loans - borrowings, net of debt issuance costs	562.1	47.8
Production and related loans - repayments	(186.6)	(44.1)
IP Credit Facility and other financing advances, net of debt issuance costs	213.6	—
Interest rate swap settlement payments	(14.4)	(8.5)
Repurchase of common shares	—	(2.2)
Distributions to noncontrolling interest	(0.1)	(2.0)
Exercise of stock options	2.9	—
Tax withholding required on equity awards	(33.2)	(5.4)
Net Cash Flows Provided By (Used In) Financing Activities	315.9	(48.5)
Net Change In Cash, Cash Equivalents and Restricted Cash	(78.4)	142.8
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(2.5)	2.7
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	528.7	318.2
Cash, Cash Equivalents and Restricted Cash - End Of Period	$447.8	$463.7

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. The balance sheet at March 31, 2021 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2022

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, if certain criteria are met. Additionally, in January 2021, the FASB issued additional guidance, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. The guidance is applicable to contract modifications made and hedging relationships entered into between March 12, 2020 and December 31, 2022. The Company adopted this guidance on July 1, 2021 and is applying its provisions prospectively through December 31, 2022, with no material impact to the Company’s consolidated financial statements. See Note 16 for further information.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and Dispositions

Spyglass. On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a 18.9% preferred equity interest in Spyglass, and entered into a multiyear first-look television arrangement with Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing and $20.0 million will be paid over the next two years. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs on our unaudited condensed consolidated balance sheet. The preferred equity interest was accounted for as an equity-method investment (see Note 4).
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

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$516.5	$414.7
Completed and not released	24.0	60.3
In progress	743.1	418.7
In development	97.8	92.9
	1,381.4	986.6
Film Group Monetization
Released, net of accumulated amortization	403.5	200.4
Completed and not released	—	—
In progress	581.1	497.1
In development	22.9	28.2
	1,007.5	725.7
Licensed program rights, net of accumulated amortization	399.2	510.4
Investment in films and television programs and licensed program rights, net	$2,788.1	$2,222.7

At September 30, 2021, acquired film and television libraries have remaining unamortized costs of $157.5 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 19.7 years (March 31, 2021 - unamortized costs of $18.3 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three and six months ended September 30, 2021 and 2020, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Amortization expense:
Individual monetization	$183.7	$106.3	$419.5	$228.8
Film group monetization	88.6	66.4	120.7	114.6
Licensed program rights	86.7	77.5	189.9	188.0
	$359.0	$250.2	$730.1	$531.4

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Impairments by segment:
Motion Picture	$0.1	$0.3	$0.1	$0.9
Television Production	1.6	2.8	26.6	2.8
Impairments not included in segment operating results(1)	—	15.4	—	15.4
	$1.7	$18.5	$26.7	$19.1
________________________
(1)Impairments not included in segment operating results in the three and six months ended September 30, 2020 represent a charge due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

4. Investments
The Company's investments consisted of the following:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Investments in equity method investees	$58.8	$30.1
Other investments	2.3	1.8
	$61.1	$31.9

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
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Current assets	$110.1	$135.2
Non-current assets	$91.1	$177.7
Current liabilities	$208.6	$201.1
Non-current liabilities	$59.8	$91.7

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Revenues	$22.8	$22.3	$37.1	$46.8
Gross profit	$4.8	$7.1	$8.7	$13.8
Net loss	$(8.7)	$(16.1)	$(19.9)	$(33.8)

Gain (Loss) on Investments:

The following table summarizes the components of the gain (loss) on investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Unrealized gains (losses) on equity securities	$(0.2)	$0.3	$(0.7)	$0.8
Impairments of other investments(1)	—	(5.0)	—	(5.0)
Gain on sale of other investments and other investment gains	1.7	—	2.2	4.6
	$1.5	$(4.7)	$1.5	$0.4
________________________
(1)Impairments of other investments represents impairments of equity securities without readily determinable fair values that were written down to their estimated fair value.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt

Total debt of the Company, excluding film related and other obligations, was as follows as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A:
2023 Term Loan A	204.3	660.0
2026 Term Loan A	444.9	—
Term Loan B	850.4	952.6
5.500% Senior Notes	1,000.0	—
5.875% Senior Notes	—	518.7
6.375% Senior Notes	—	545.6
Total corporate debt	2,499.6	2,676.9
Unamortized debt issuance costs	(64.6)	(46.0)
Total debt, net	2,435.0	2,630.9
Less current portion	(40.0)	(88.0)
Non-current portion of debt	$2,395.0	$2,542.9

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
Credit Agreement Amendment. On April 6, 2021, the Company amended its credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement") to, among other things, extend the maturity (the "Extension") of a portion of its revolving credit commitments, amounting to $1.25 billion (the "2026 Revolving Credit Facility"), and a portion of its outstanding term A loans, amounting to $444.9 million (the "2026 Term Loan A"), to April 6, 2026, and make certain other changes to the covenants and other provisions therein. After giving effect to the Extension, $250.0 million of revolving credit commitments (the "2023 Revolving Credit Facility and together with the 2026 Revolving Credit Facility, the "Revolving Credit Facility") and $215.1 million of term A loans (the "2023 Term Loan A", and together with the 2026 Term Loan A, the "Term Loan A") remained outstanding with a maturity of March 22, 2023.
Term Loan B Repurchases. During the three months ended September 30, 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $44.2 million to repurchase $44.5 million principal amount of the Term Loan B (six months ended September 30, 2021 - in aggregate paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B).
See the Loss on Extinguishment of Debt section further below for a description of the accounting for these transactions.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination of a Portion of Revolving Credit Facility Commitments. Subsequent to September 30, 2021, in November 2021, the Company terminated its revolving credit commitments under its 2023 Revolving Credit Facility, amounting to $250.0 million (the "Termination"). After giving effect to the Termination, the Company's remaining revolving credit commitments under its Credit Agreement amounted to $1.25 billion under the 2026 Revolving Credit Facility (see Note 18).

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. As of September 30, 2021, the Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.5 billion, and at September 30, 2021 there was $1.5 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2021. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total Revolving Credit Facility of $1.5 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility: As of September 30, 2021, a portion of the revolving credit commitments, amounting to $1.25 billion, matures April 6, 2026, and a portion of the revolving credit commitments, amounting to $250.0 million, matures March 22, 2023. See Termination of a Portion of Revolving Credit Facility Commitments section above and Note 18 - Subsequent Events.
•Term Loan A:
◦2023 Term Loan A: March 22, 2023.
◦2026 Term Loan A: April 6, 2026.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 1.83% as of September 30, 2021, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.33% as of September 30, 2021, before the impact of interest rate swaps).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2021, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.
Potential Impact of LIBOR Transition. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the LIBOR has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after the end of 2021. For U.S dollar LIBOR, publication of the one-week and two-month LIBOR settings will cease after December 31, 2021, and publication of the overnight and 12-month LIBOR settings will cease after June 30, 2023. Immediately after June 30, 2023, the one-month, three-month and six-month U.S. dollar LIBOR settings will no longer be representative. Given these changes, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is also possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2021, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At September 30, 2021, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $48.5 million and accumulated deficit of $143.0 million were deemed free of restrictions from paying dividends at September 30, 2021.
Loss on Extinguishment of Debt
Accounting for the Fiscal 2022 Debt Transactions Discussed Above:
Revolving Credit Facility.
•Unamortized debt issuance costs: Where the borrowing capacity (measured as the amount available under the revolving credit facility multiplied by the remaining term) was less than it was prior to the amendment to the Revolving Credit Facility on April 6, 2021, on a creditor-by-creditor basis, the unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity.

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

Term Loan B. In connection with the repurchases of the Term Loan B discussed above, during the three and six months ended September 30, 2021, the Company recorded a loss on extinguishment of debt of nil and $0.2 million, respectively, related to the write-off of debt issuance costs.
Loss on Extinguishment of Debt. During the six months ended September 30, 2021, the Company recorded a loss on extinguishment of debt related to the transactions described above, as summarized in the table below (three months ended September 30, 2021 - loss on extinguishment of debt of $0.4 million; three and six months ended September 30, 2020 - none):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended September 30, 2021
	Loss on Extinguishment of Debt	Recorded as a Reduction of Outstanding Debt Balances & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
Revolving Credit Facility, Term Loan A and Senior Notes:
New debt issuance costs and call premiums	$21.2	$31.0	$52.2
Previously incurred debt issuance costs	5.2	31.1	36.3
	$26.4	$62.1	$88.5

Loss on Term Loan B repurchases and other	0.7
Total loss on extinguishment of debt	$27.1

6. Film Related and Other Obligations

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Program rights and film obligations	$178.8	$214.6
Production and related loans	871.9	493.5
IP Credit Facility and other financing obligations	215.0	—
Total film related and other obligations	1,265.7	708.1
Unamortized debt issuance costs	(7.1)	(4.6)
Total film related and other obligations, net	1,258.6	703.5
Less current portion	(546.4)	(385.0)
Total non-current film related and other obligations	$712.2	$318.5
Program Rights and Film Obligations
Program rights and film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed and certain theatrical marketing obligations for amounts received from third parties that are contractually committed for theatrical marketing expenditures associated with specific titles.
Production and Related Loans
Production and related loans include individual loans for the production or license of film and television programs that the Company produces or licenses and the Company's Production Tax Credit Facility (as defined below).
Individual Loans. The majority of the Company's individual production and related loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur LIBOR-based interest at rates ranging from 1.93% to 3.11% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 31, 2021, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $220.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 1.58% at September 30, 2021). The Production Tax Credit Facility matures on January 27, 2025. As of September 30, 2021, there was $205.8 million outstanding under the Production Tax Credit Facility, and there were no additional amounts available under the Production Tax Credit Facility (March 31, 2021 - $120.0 million outstanding).
IP Credit Facility and Other Financing Obligations
IP Credit Facility. In July 2021, as amended on September 30, 2021, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "IP Credit Facility") based on the collateral consisting solely of certain of the Company’s rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $140.0 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2022	$26.3	November 14, 2022
September 30, 2023	$52.5	November 14, 2023
September 30, 2024	$78.8	November 14, 2024
September 30, 2025	$105.0	November 14, 2025
July 30, 2026	$140.0	July 30, 2026
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum or the base rate plus 1.25% per annum (effective interest rate of 2.50% at September 30, 2021). The IP Credit Facility matures on July 30, 2026. As of September 30, 2021, there was $140.0 million outstanding under the IP Credit Facility.
Other Financing Obligations. Other financing obligations include financing collateralized by certain contractual payments to be received in the future.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2021 and March 31, 2021:

	September 30, 2021			March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Available-for-sale equity securities	$0.7	$—	$0.7	$1.8	$—	$1.8
Forward exchange contracts (see Note 16)	—	2.1	2.1	—	1.5	1.5
Interest rate swaps (see Note 16)(1)	—	120.4	120.4	—	149.0	149.0

Liabilities:
Forward exchange contracts (see Note 16)	—	(2.6)	(2.6)	—	(2.6)	(2.6)
Interest rate swaps (see Note 16)	—	(72.9)	(72.9)	—	(78.4)	(78.4)
________________
(1)Amounts at September 30, 2021 and March 31, 2021 exclude $93.1 million and $98.2 million, respectively, of financing component of interest rate swaps presented in the table below.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, production and related loans, IP Credit Facility and other financing obligations, and interest rate swaps at September 30, 2021 and March 31, 2021:

	September 30, 2021		March 31, 2021
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$641.3	$620.8	$651.4	$647.6
Term Loan B	842.7	844.0	942.8	936.0
5.500% Senior Notes	963.8	1,027.5	—	—
5.875% Senior Notes	—	—	506.7	533.9
6.375% Senior Notes	—	—	540.8	563.0
Production and related loans	867.5	871.9	489.0	493.5
IP Credit Facility and other financing obligations	212.3	215.0	—	—
Financing component of interest rate swaps(2)	143.3	136.6	152.5	144.7
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at September 30, 2021 and March 31, 2021 include $93.1 million and $98.2 million, respectively, recorded as a reduction of assets under master netting arrangements.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at September 30, 2021 and March 31, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Beginning balance	$219.1	$167.8
Net loss attributable to redeemable noncontrolling interests	(10.6)	(8.4)
Noncontrolling interests discount accretion	12.6	11.5
Adjustments to redemption value	22.2	13.4
Cash distributions	(0.1)	(2.0)
Ending balance	$243.2	$182.3

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

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group. Pursuant to the original operating agreement of Pilgrim Media Group, if the employment of the noncontrolling interest holder was terminated, under certain circumstances as defined in the operating agreement, the Company could call and the noncontrolling interest holder could put the noncontrolling interest at a discount to fair value, which was being expensed over the call periods in the original operating agreement. Pursuant to the amendment to the operating agreement on April 2, 2021, this discount was eliminated and therefore the remaining unamortized discount of $2.7 million was expensed in the quarter ended June 30, 2021. The amortization of the discount through June 30, 2021 was included in general and administrative expense of Pilgrim Media Group and reflected as an addition to redeemable noncontrolling interest.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$16.0	$—	$44.4	$0.3
Home Entertainment
Digital Media	129.8	116.1	242.0	243.9
Packaged Media	31.2	33.9	65.2	73.5
Total Home Entertainment	161.0	150.0	307.2	317.4
Television	90.9	59.1	141.6	117.6
International	59.3	45.5	122.1	97.9
Other	3.7	3.0	6.8	5.1
Total Motion Picture revenues	330.9	257.6	622.1	538.3

Television Production
Television	228.2	116.7	500.4	212.6
International	57.0	47.9	124.4	94.3
Home Entertainment
Digital Media	33.2	15.9	57.8	61.8
Packaged Media	1.0	1.1	3.2	1.8
Total Home Entertainment	34.2	17.0	61.0	63.6
Other	16.6	15.6	36.3	22.4
Total Television Production revenues	336.0	197.2	722.1	392.9

Media Networks - Programming Revenues
Domestic(1)	358.6	374.1	716.7	731.3
International	26.1	14.2	50.3	24.2
	384.7	388.3	767.0	755.5

Intersegment eliminations	(163.8)	(98.1)	(322.2)	(128.0)
Total revenues	$887.8	$745.0	$1,789.0	$1,558.7
___________________
(1)Media Networks domestic revenues for the three and six months ended September 30, 2020 included revenue from the Company's former Other Streaming Services product line of $13.3 million and $24.8 million, respectively, substantially all of which related to the Company's former interest in Pantaya, which was sold on March 31, 2021 (see Note 2).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2021 are as follows:

	Rest of Year Ending March 31, 2022	Year Ending March 31,
		2023	2024	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$711.7	$470.5	$152.1	$305.7	$1,640.0
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $60.0 million and $132.8 million, respectively, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2021, from performance obligations satisfied prior to March 31, 2021. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At September 30, 2021 and March 31, 2021, accounts receivable, contract assets and deferred revenue are as follows.

Item	Balance Sheet Location	September 30, 2021	March 31, 2021	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$419.3	$383.7	$35.6
Accounts receivable, net - non-current	Other assets - non-current	42.7	49.4	(6.7)
Contract asset - current	Other assets - current(1)	29.6	25.6	4.0
Contract asset - non-current	Other assets - non-current(1)	13.7	10.3	3.4
Deferred revenue - current	Deferred revenue - current	276.7	165.7	111.0
Deferred revenue - non-current	Deferred revenue - non-current	49.0	56.2	(7.2)
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

Changes in the provision for doubtful accounts consisted of the following:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2021	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	September 30, 2021
	(Amounts in millions)
Trade accounts receivable	$6.5	$(0.6)	$(0.1)	$5.8
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $42.9 million and $107.0 million, respectively, were recognized during the three and six months ended September 30, 2021 related to the balance of deferred revenue at March 31, 2021.

10. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2021 and 2020 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$7.5	$(18.4)	$(37.9)	$32.7
Denominator:
Weighted average common shares outstanding	224.4	220.4	223.1	220.0
Basic net income (loss) per common share	$0.03	$(0.08)	$(0.17)	$0.15

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2021 and 2020 is presented below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$7.5	$(18.4)	$(37.9)	$32.7
Denominator:
Weighted average common shares outstanding	224.4	220.4	223.1	220.0
Effect of dilutive securities:
Share purchase options	1.8	—	—	—
Restricted share units and restricted stock	2.3	—	—	0.6
Adjusted weighted average common shares outstanding	228.5	220.4	223.1	220.6
Diluted net income (loss) per common share	$0.03	$(0.08)	$(0.17)	$0.15
As a result of the net loss in the six months ended September 30, 2021 and the three months ended September 30, 2020, the dilutive effect of the share purchase options, restricted share units and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the six months ended September 30, 2021 totaled 5.7 million (three months ended September 30, 2020 - 0.9 million).
Additionally, for the three and six months ended September 30, 2021 and 2020, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	18.6	28.2	16.0	28.0
Restricted share units	1.7	1.4	0.9	2.0
Other issuable shares	2.1	2.6	2.0	3.8
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	22.4	32.2	18.9	33.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2021 and March 31, 2021. The table below outlines common shares reserved for future issuance:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Stock options and SARs outstanding	27.3	26.7
Restricted stock and restricted share units — unvested	8.1	9.1
Common shares available for future issuance	18.9	15.6
Shares reserved for future issuance	54.3	51.4

(b) Share-based Compensation

On September 14, 2021, the Company’s shareholders approved an amendment to the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”) previously adopted by the Board of Directors of the Company to increase the maximum number of the Company’s common shares that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 5.0 million shares so that the new aggregate share limit under the 2019 Plan is 21.1 million common shares (not including shares that were originally approved for issuance under the Company’s prior stock incentive plans that have become available for issuance under the 2019 Plan pursuant to the terms of the 2019 Plan).

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Compensation Expense:
Stock options	$2.2	$5.0	$11.5	$9.3
Restricted share units and other share-based compensation	17.1	14.4	40.0	23.3
Share appreciation rights	1.1	3.4	3.4	4.6
	20.4	22.8	54.9	37.2
Impact of accelerated vesting on equity awards(1)	—	2.8	—	2.8
Total share-based compensation expense	$20.4	$25.6	$54.9	$40.0

Tax impact(2)	(4.3)	(5.3)	(10.9)	(8.2)
Reduction in net income	$16.1	$20.3	$44.0	$31.8
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.5	$0.5	$0.5	$0.9
Distribution and marketing	0.2	0.2	0.3	0.3
General and administration	19.7	22.1	54.1	36.0
Restructuring and other	—	2.8	—	2.8
	$20.4	$25.6	$54.9	$40.0

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2021:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2021	5.5		$24.23	21.2	$15.85	—	(1)	$11.10	9.1	$8.71
Granted	—		—	1.0	$12.36	—	(1)	$13.16	4.7	$14.19
Options exercised or restricted stock or RSUs vested	—	(1)	$11.05	(0.2)	$11.82	—	(1)	$12.05	(5.3)	$8.83
Forfeited or expired	—	(1)	$23.07	(0.2)	$24.64	—		—	(0.4)	$8.65
Outstanding at September 30, 2021	5.5		$24.32	21.8	$15.62	—	(1)	$11.51	8.1	$11.88
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and six months ended September 30, 2021 and the three months ended September 30, 2020, the Company did not repurchase any common shares. During the six months ended September 30, 2020, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

12. Income Taxes
The income tax benefit (provision) for the three months ended September 30, 2021 and 2020 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the quarter ended September 30, 2021 and 2020 was also impacted by interest accrual on uncertain tax benefits, and release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.
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

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three and six months ended September 30, 2021 and 2020, the Company also incurred certain other unusual charges related to the COVID-19 global pandemic. The following table sets forth restructuring and other and COVID-19 related charges and the statement of operations line items they are included in for the three and six months ended September 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$1.3	$8.5	$3.8	$10.6
Accelerated vesting on equity awards (see Note 11)	—	2.8	—	2.8
Total severance costs	1.3	11.3	$3.8	$13.4
COVID-19 related charges included in restructuring and other(2)	0.5	0.3	0.8	0.8
Transaction and related costs(3)	1.7	1.8	2.1	2.2
Total Restructuring and Other	3.5	13.4	6.7	16.4

COVID-19 related charges (benefit) not included in restructuring and other, included in:
Direct operating expense(4)	(1.0)	22.3	0.5	28.1
Distribution and marketing expense(4)	0.2	6.1	0.3	10.7
Total restructuring and other and COVID-19 related charges	$2.7	$41.8	$7.5	$55.2
_______________________
(1)Severance costs in the three and six months ended September 30, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three and six months ended September 30, 2021, the Company has incurred certain costs primarily related to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the three and six months ended September 30, 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three and six months ended September 30, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and six months ended September 30, 2021 and 2020 the Company incurred certain incremental costs which were expensed in the period. The charges (benefit) included in direct operating expense includes incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries, and in the three and six months ended September 30, 2020, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In the three months ended September 30, 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. In addition, the costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Severance liability
Beginning balance	$5.7	$11.1
Accruals	3.8	10.6
Severance payments	(6.5)	(10.8)
Ending balance(1)	$3.0	$10.9
_______________________
(1)As of September 30, 2021, the remaining severance liability of approximately $3.0 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Segment revenues
Motion Picture	$330.9	$257.6	$622.1	$538.3
Television Production	336.0	197.2	722.1	392.9
Media Networks	384.7	388.3	767.0	755.5
Intersegment eliminations	(163.8)	(98.1)	(322.2)	(128.0)
	$887.8	$745.0	$1,789.0	$1,558.7
Intersegment revenues
Motion Picture	$2.8	$7.1	$7.2	$10.2
Television Production	161.0	91.0	315.0	117.8
Media Networks	—	—	—	—
	$163.8	$98.1	$322.2	$128.0
Gross contribution
Motion Picture	$124.5	$107.8	$193.2	$237.6
Television Production	38.0	21.2	51.0	66.9
Media Networks	28.3	114.9	137.6	207.2
Intersegment eliminations	(3.1)	(2.7)	5.5	(10.4)
	$187.7	$241.2	$387.3	$501.3
Segment general and administration
Motion Picture	$22.7	$24.8	$47.1	$53.6
Television Production	9.5	11.3	19.5	22.0
Media Networks	22.8	22.0	43.9	42.5
	$55.0	$58.1	$110.5	$118.1
Segment profit
Motion Picture	$101.8	$83.0	$146.1	$184.0
Television Production	28.5	9.9	31.5	44.9
Media Networks	5.5	92.9	93.7	164.7
Intersegment eliminations	(3.1)	(2.7)	5.5	(10.4)
	$132.7	$183.1	$276.8	$383.2

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Company’s total segment profit	$132.7	$183.1	$276.8	$383.2
Corporate general and administrative expenses	(24.5)	(27.1)	(48.8)	(53.5)
Adjusted depreciation and amortization(1)	(10.8)	(12.1)	(21.0)	(22.1)
Restructuring and other(2)	(3.5)	(13.4)	(6.7)	(16.4)
COVID-19 related (charges) benefit included in direct operating expense and distribution and marketing expense(3)	0.8	(28.4)	(0.8)	(38.8)
Adjusted share-based compensation expense(4)	(20.4)	(22.8)	(54.9)	(37.2)
Purchase accounting and related adjustments(5)	(44.5)	(49.6)	(94.5)	(96.1)
Operating income	29.8	29.7	50.1	119.1
Interest expense	(44.0)	(45.7)	(85.7)	(90.2)
Interest and other income	24.1	0.1	28.0	1.8
Other expense	(2.7)	(0.7)	(4.3)	(2.3)
Loss on extinguishment of debt	(0.4)	—	(27.1)	—
Gain (loss) on investments	1.5	(4.7)	1.5	0.4
Equity interests income (loss)	0.4	(1.9)	1.1	(4.5)
Income (loss) before income taxes	$8.7	$(23.2)	$(36.4)	$24.3
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Depreciation and amortization	$44.4	$49.6	$87.8	$97.1
Less: Amount included in purchase accounting and related adjustments	(33.6)	(37.5)	(66.8)	(75.0)
Adjusted depreciation and amortization	$10.8	$12.1	$21.0	$22.1
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 13).
(3)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three and six months ended September 30, 2021 the Company has incurred a benefit of $(0.8) million and charges of $0.8 million, respectively, net of insurance recoveries, in incremental direct operating and distribution and marketing expense (three and six months ended September 30, 2020 - $28.4 million and $38.8 million, respectively) (see Note 13). These charges are excluded from segment operating results.
(4)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Total share-based compensation expense	$20.4	$25.6	$54.9	$40.0
Less:
Amount included in restructuring and other(i)	—	(2.8)	—	(2.8)
Adjusted share-based compensation	$20.4	$22.8	$54.9	$37.2
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(1)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.1	$0.6	$0.5	$0.9
General and administrative expense	10.8	11.5	27.2	20.2
Depreciation and amortization	33.6	37.5	66.8	75.0
	$44.5	$49.6	$94.5	$96.1

See Note 9 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2021 and 2020.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$55.0	$58.1	$110.5	$118.1
Corporate general and administrative expenses	24.5	27.1	48.8	53.5
Share-based compensation expense included in general and administrative expense	19.7	22.1	54.1	36.0
Purchase accounting and related adjustments	10.8	11.5	27.2	20.2
	$110.0	$118.8	$240.6	$227.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Assets
Motion Picture	$1,761.7	$1,212.4
Television Production	1,792.5	1,757.9
Media Networks	4,451.1	4,399.3
Other unallocated assets(1)	742.1	936.6
	$8,747.4	$8,306.2
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

On November 7, 2018, in support of its effort to obtain additional insurance reimbursements, the Company filed a lawsuit against certain insurers. Additionally, on November 5, 2018, an insurer that entered into an agreement and contributed $10.0 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. During the quarter ended September 30, 2021, the Company settled with all of the insurers in both lawsuits except one (with whom the Company had settled in the prior quarter). The net settlement amount derived by the Company during the three months ended September 30, 2021 is $20.2 million, which is included in the “interest and other income” line item on the unaudited condensed consolidated statement of operations (six months ended September 30, 2021 - $22.7 million).

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
As of September 30, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 16 months from September 30, 2021):

September 30, 2021
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
British Pound Sterling	£4.7	in exchange for	$6.5	£0.72
Hungarian Forint	HUF 10,669.0	in exchange for	$35.6	HUF 299.86
Euro	€10.9	in exchange for	$13.9	€0.79
Canadian Dollar	C$2.5	in exchange for	$2.3	C$1.13
Czech Koruna	CZK99.9	in exchange for	$4.4	CZK22.57

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

Designated Cash Flow Hedges. As of September 30, 2021, the Company had the following designated cash flow hedge pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 5 and Note 6):

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

Not Designated. As of September 30, 2021, the Company had the following pay-fixed receive-variable and offsetting pay-variable receive-fixed interest rate swaps outstanding, which are not designated as cash flow hedges:

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
__________________
(1)During the fiscal year ended March 31, 2021, the Company completed a series of transactions to amend and extend certain interest rate swap agreements, and as part of these transactions, the $1.4 billion pay-fixed receive-variable interest rate swaps presented in the table above were de-designated, and the Company entered into $1.4 billion of pay-variable receive-fixed interest rate swaps, as presented in the table above, which are designed to offset the terms of the $1.4 billion of pay-fixed receive-variable swaps in the table above. At the time of the de-designation of the above $1.4 billion in pay-fixed receive-variable interest rate swaps, there was approximately $163.0 million of unrealized losses recorded in accumulated other comprehensive income (loss). This amount is being amortized to interest expense through the remaining term of the de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $1.4 billion of pay-fixed receive-variable interest rate swaps de-designated as cash flow hedges and the $1.4 billion of offsetting pay-variable receive-fixed swaps are marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense, which are expected to nearly offset each other.

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive loss	$0.3	$(0.4)	$0.2	$(0.6)
Loss reclassified from accumulated other comprehensive loss into direct operating expense	$(0.2)	$—	$(0.4)	$(0.1)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive loss	$1.9	$(10.5)	$(38.9)	$(28.2)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.1)	$(9.6)	$(16.4)	$(17.0)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$—	$—	$0.3
Interest rate swaps
Loss reclassified from accumulated other comprehensive loss into interest expense	$(8.5)	$(8.0)	$(17.0)	$(11.4)

Total direct operating expense on consolidated statements of operations	$483.2	$366.8	$969.3	$789.8
Total interest expense on consolidated statements of operations	$44.0	$45.7	$85.7	$90.2

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 7). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2021, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $173.0 million and $218.3 million, respectively, resulting in an asset recorded in other assets - non current of $27.2 million and a liability recorded in other liabilities - non-current of $72.5 million. As of March 31, 2021, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $211.2 million and $236.3 million, respectively, resulting in an asset recorded in other assets - non-current of $50.8 million and a liability recorded in other liabilities - non-current of $75.9 million.
As of September 30, 2021 and March 31, 2021, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2021
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.1	$—	$2.6	$—
Interest rate swaps	—	52.3	—	7.7
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(25.0)	—	115.4
Fair value of derivatives	$2.1	$27.3	$2.6	$123.1
________________
(1)Includes $93.1 million and $50.2 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the pay-variable receive-fixed interest rate swaps outstanding at September 30, 2021.

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
As of September 30, 2021, based on the current release schedule, the Company estimates less than $0.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive loss will be reclassified into earnings during the one-year period ending September 30, 2022.
As of September 30, 2021, the Company estimates approximately $47.4 million of losses recorded in accumulated other comprehensive loss associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2022.

17. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at September 30, 2021. At September 30, 2021, restricted cash included in other current assets represents amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility and IP Credit Facility. There were no material amounts of restricted cash in the unaudited condensed consolidated balance sheet as of March 31, 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2021
(Amounts in millions)
Cash and cash equivalents	$442.6
Restricted cash included in other current assets	5.2
Total cash, cash equivalents and restricted cash	$447.8

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$73.7	$68.0
Cash consideration receivable for sale of Pantaya (see Note 2)	—	123.6
Product inventory	16.3	14.3
Tax credits receivable	96.3	68.4
	$186.3	$274.3
Other non-current assets
Prepaid expenses and other	$23.1	$25.8
Accounts receivable	42.7	49.4
Tax credits receivable	259.7	181.2
Operating lease right-of-use assets	139.8	127.0
Interest rate swap assets	27.2	50.8
	$492.5	$434.2

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2021 and 2020.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$407.2	$341.8	$747.6	$655.0
Net cash proceeds received	404.9	341.2	743.4	652.9
Loss recorded related to transfers of receivables	2.3	0.6	4.2	2.1

At September 30, 2021, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $532.4 million (March 31, 2021 - $562.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2021, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires July 27, 2022. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $60.8 million as of September 30, 2021 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$52.3	$33.7	$91.4	$86.0
Less amounts from collections reinvested under revolving agreement	(34.6)	(33.7)	(63.9)	(75.0)
Proceeds from new transfers	17.7	—	27.5	11.0
Collections not reinvested and remitted or to be remitted	(21.2)	(3.9)	(33.5)	(14.3)
Net cash proceeds paid or to be paid	$(3.5)	$(3.9)	$(6.0)	$(3.3)

Carrying value of receivables transferred and derecognized (1)	$51.7	$33.5	$90.7	$85.5
Obligations recorded	$1.0	$0.2	$0.9	$0.6
Loss recorded related to transfers of receivables	$0.4	$—	$0.2	$0.2
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At September 30, 2021, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $92.9 million (March 31, 2021 - $99.0 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax:

	Foreign currency translation adjustments	Net unrealized loss on cash flow hedges	Total
	(Amounts in millions)
March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive loss	(1.0)	(38.7)	(39.7)
Reclassifications to net loss(1)	—	33.8	33.8
September 30, 2021	$(16.1)	$(73.1)	$(89.2)

March 31, 2020	$(18.8)	$(187.2)	$(206.0)
Other comprehensive income (loss)	0.8	(28.8)	(28.0)
Reclassifications to net loss(1)	—	28.5	28.5
September 30, 2020	$(18.0)	$(187.5)	$(205.5)
___________________
(1)Represents $0.4 million included in direct operating expense and $33.4 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2021 (six months ended September 30, 2020 - $0.1 million included in direct operating expense and $28.4 million included in interest expense) (see Note 16).

Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended September 30, 2021 and 2020 include certain interest rate swap agreements, which are discussed in Note 16, "Derivative Instruments and Hedging Activities".

The supplemental schedule of non-cash investing and financing activities is presented below:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Non-cash investing activities:
Accrued equity-method investment	$19.0	$—
Decrease in finance lease right-of-use asset due to a reassessment event(1)	$—	$(42.0)

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event(1)	$—	$(48.6)
______________
(1)During the three months ended September 30, 2020, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$38.8	$10.4
Increase in right-of-use assets and lease liability due to a reassessment event(1):
Operating leases - increase in right-of-use assets	$—	$6.0
Operating leases - increase in lease liability	$—	$12.6
______________
(1)During the three months ended September 30, 2020, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease.

18. Subsequent Events

Termination of a Portion of Revolving Credit Facility Commitments. In November 2021, the Company terminated its revolving credit commitments under its 2023 Revolving Credit Facility, amounting to $250.0 million (the "Termination"). After giving effect to the Termination, the Company's remaining revolving credit commitments under its Credit Agreement amounted to $1.25 billion under the 2026 Revolving Credit Facility (see Note 5).

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
COVID-19 Global Pandemic

The impacts associated with the COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. We have experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). While we continue production of films and television series, and theaters have begun to reopen in certain locations with reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters (and in turn, whether box office numbers will return to pre-pandemic levels), whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to health and safety protocols, or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 28, 2021, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of most theaters, international travel restrictions and the pausing of motion picture and television productions, during the three and six months ended September 30, 2021 and 2020 we have incurred the following incremental costs which were expensed in the period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(1.0)	$22.3	$0.5	$28.1
Distribution and marketing expense(2)	0.2	6.1	0.3	10.7
Restructuring and other(3)	0.5	0.3	0.8	0.8
Total COVID-19 related charges (benefit)	$(0.3)	$28.7	$1.6	$39.6
___________
(1)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs, net of insurance recoveries, and in the three and six months ended September 30, 2020, these amounts also included film impairment due to changes in performance expectations. In the three months ended September 30, 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(2)Amounts reflected in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit.
(3)Amounts reflected in restructuring and other for the three and six months ended September 30, 2021 represent primarily incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the three and six months ended September 30, 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.

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

The economic impact of the COVID-19 global pandemic and resulting societal changes will depend on numerous evolving factors that cannot be predicted with certainty. There are a number of ways in which these uncertainties resulting from the COVID-19 global pandemic have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses discussed in the previous paragraph, lower revenues from the closure or reopenings of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs, or lower box office revenues from pre-pandemic levels due to shifts in viewing; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production and delivery or release; and while STARZ experienced an increase in viewership in the prior year of its content, future growth could be impacted by whether productions that have resumed will be paused again, and future consumer viewing patterns as the pandemic eases.

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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2021 and 2020.
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.4 million and $1.0 million, respectively, on our total revenue in the three and six months ended September 30, 2021 (2020 - $0.5 million and $1.0 million, respectively).
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
Goodwill and Indefinite-Lived Intangibles. At September 30, 2021, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at September 30, 2021, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $1.97 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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

Goodwill Impairment Assessment:
For our annual goodwill impairment test for fiscal 2021, due to the increase in the market price of our common shares since our most recent quantitative impairment assessment at March 31, 2020, the performance of the Television and Media Networks reporting units in fiscal 2021, and the improvement of overall economic conditions associated with the COVID-19 pandemic as compared to fiscal 2020, we performed a qualitative assessment for all reporting units. This assessment included consideration of, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, performance and current and projected cash flows of our reporting units, and changes in our share price. Based upon our qualitative assessment, we concluded that it was more-likely-than-not that the fair value of our reporting units was greater than their carrying value.
During the three and six months ended September 30, 2021, there were no events or circumstances that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
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
During the three and six months ended September 30, 2021, there were no events or circumstances that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At September 30, 2021, the carrying value of our finite-lived intangible assets was approximately $1.26 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.25 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 17 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
During the three and six months ended September 30, 2021, there were no events or circumstances that have changed that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2021 and 2020. The Media Networks segment results of operations for the three months ended September 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of Other

Streaming Services). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$330.9	$257.6	$73.3	28.5%
Television Production	336.0	197.2	138.8	70.4%
Media Networks	384.7	388.3	(3.6)	(0.9)%
Intersegment eliminations	(163.8)	(98.1)	(65.7)	67.0%
Total revenues	887.8	745.0	142.8	19.2%
Expenses:
Direct operating	483.2	366.8	116.4	31.7%
Distribution and marketing	216.9	166.7	50.2	30.1%
General and administration	110.0	118.8	(8.8)	(7.4)%
Depreciation and amortization	44.4	49.6	(5.2)	(10.5)%
Restructuring and other	3.5	13.4	(9.9)	(73.9)%
Total expenses	858.0	715.3	142.7	19.9%
Operating income	29.8	29.7	0.1	0.3%
Interest expense	(44.0)	(45.7)	1.7	(3.7)%
Interest and other income	24.1	0.1	24.0	nm
Other expense	(2.7)	(0.7)	(2.0)	285.7%
Loss on extinguishment of debt	(0.4)	—	(0.4)	n/a
Gain (loss) on investments	1.5	(4.7)	6.2	(131.9)%
Equity interests income (loss)	0.4	(1.9)	2.3	(121.1)%
Income (loss) before income taxes	8.7	(23.2)	31.9	nm
Income tax benefit (provision)	(5.6)	1.5	(7.1)	nm
Net income (loss)	3.1	(21.7)	24.8	nm
Less: Net loss attributable to noncontrolling interest	4.4	3.3	1.1	33.3%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$7.5	$(18.4)	$25.9	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased in the three months ended September 30, 2021 due to an increase in Television Production revenue and, to a lesser extent, Motion Picture revenues, partially offset by a slight decrease in Media Networks revenue and increased intersegment eliminations associated with higher Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
Motion Picture revenue increased $73.3 million in the current quarter due to a greater number of theatrical and international releases as theaters have begun to reopen in certain locations with varying restrictions.
Television Production revenue increased $138.8 million due to increased intersegment revenues from the licensing of Starz original series, and a greater number of television episodes delivered to third-parties, as compared to the prior year's quarter which was negatively impacted by the pausing of productions associated with the COVID-19 global pandemic.
Media Networks revenue decreased $3.6 million due to a decrease of $13.3 million from the prior year's quarter which included revenue from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line), and a slight decrease of $2.2 million at Starz Networks. These decreases were mostly offset by increased revenue of $11.9 million at STARZPLAY International.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021		2020		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$153.0	46.2%	$108.6	42.2%	$44.4	40.9%
Television Production	290.4	86.4	168.6	85.5	121.8	72.2%
Media Networks	200.9	52.2	161.5	41.6	39.4	24.4%
COVID-19 related charges	(1.0)	nm	22.3	nm	(23.3)	(104.5)%
Other	0.6	nm	1.2	nm	(0.6)	(50.0)%
Intersegment eliminations	(160.7)	nm	(95.4)	nm	(65.3)	68.4%
	$483.2	54.4%	$366.8	49.2%	$116.4	31.7%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended September 30, 2021 due to higher Television Production and Motion Picture revenue, and higher Media Networks direct operating expense, partially offset by lower COVID-19 related charges (as further described below). The increase in Television Production direct operating expense was partially offset by the increase in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. Media Networks direct operating expense increased due to increases at Starz Networks of $25.6 million and STARZPLAY International of $16.2 million. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended September 30, 2021 and 2020, we incurred certain incremental costs which were expensed in the periods which are included in consolidated direct operating expense and are excluded from segment direct operating expense. In the three months ended September 30, 2021, the benefit included in direct operating expense of $(1.0) million represents insurance recoveries which were offset by incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In the three months ended September 30, 2020, the costs of $22.3 million include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021. We are in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$53.4	$41.2	$12.2	29.6%
Television Production	7.6	7.4	0.2	2.7%
Media Networks	155.5	111.9	43.6	39.0%
COVID-19 related charges	0.2	6.1	(5.9)	(96.7)%
Other	0.2	0.1	0.1	100.0%
	$216.9	$166.7	$50.2	30.1%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$21.5	$17.5	$4.0	22.9%

Distribution and marketing expenses increased in the three months ended September 30, 2021, due to increased Media Networks and Motion Picture distribution and marketing expense. The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks of $34.7 million, and to a lesser extent, an increase at STARZPLAY International of $17.6 million, partially offset by a decrease of $8.7 million due to the prior year's quarter including distribution and marketing expense from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line). The increase in Motion Picture distribution and marketing expense is due to increased home entertainment marketing cost and theatrical P&A expense as theaters have begun to reopen in certain locations with varying restrictions. See further discussion in the Segment Results of Operations section below.
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the three months ended September 30, 2021 and 2020, we incurred $0.2 million and $6.1 million, respectively, in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,				Increase (Decrease)
	2021	% of Revenues	2020	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$22.7		$24.8		$(2.1)	(8.5)%
Television Production	9.5		11.3		(1.8)	(15.9)%
Media Networks	22.8		22.0		0.8	3.6%
Corporate	24.5		27.1		(2.6)	(9.6)%
	79.5	9.0%	85.2	11.4%	(5.7)	(6.7)%
Share-based compensation expense	19.7		22.1		(2.4)	(10.9)%
Purchase accounting and related adjustments	10.8		11.5		(0.7)	(6.1)%
Total general and administrative expenses	$110.0	12.4%	$118.8	15.9%	$(8.8)	(7.4)%

General and administrative expenses decreased in the three months ended September 30, 2021, resulting from decreases in Corporate, Motion Picture and Television Production general and administrative expenses and decreases in share-based compensation expense and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $2.6 million, or 9.6%, primarily due to a decrease in incentive based compensation and professional fees.
The decrease in share-based compensation expense included in general and administrative expense in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 is primarily due to share-based compensation expense in the prior year's quarter associated with the Company's incentive based compensation program. The following table reconciles this amount to total share-based compensation expense:

	Three Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$19.7	$22.1
Restructuring and other(1)	—	2.8
Direct operating expense	0.5	0.5
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$20.4	$25.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $0.7 million, or 6.1%, primarily due to the expense associated with the amortization of the discount related to Pilgrim Media Group in the prior year's quarter.
Depreciation and Amortization Expense. Depreciation and amortization of $44.4 million in the three months ended September 30, 2021 decreased $5.2 million, from $49.6 million in the three months ended September 30, 2020 due to lower amortization expense related to our customer relationship intangible assets.

Restructuring and Other. Restructuring and other decreased $9.9 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2021 and 2020 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$1.3	$8.5	$(7.2)	(84.7)%
Accelerated vesting on equity awards (see Note 11 to our unaudited condensed consolidated financial statements)	—	2.8	(2.8)	(100.0)%
Total severance costs	1.3	11.3	(10.0)	(88.5)%
COVID-19 related charges(2)	0.5	0.3	0.2	66.7%
Transaction and related costs(3)	1.7	1.8	(0.1)	(5.6)%
	$3.5	$13.4	$(9.9)	(73.9)%
_______________________
(1)Severance costs in the three months ended September 30, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the three months ended September 30, 2021, the Company has incurred certain costs primarily related to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the three months ended September 30, 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended September 30, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $44.0 million for the three months ended September 30, 2021 decreased $1.7 million, from $45.7 million in the three months ended September 30, 2020, due to lower interest expense on the term loans and Senior Notes. The following table sets forth the components of interest expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$2.1	$1.0
Term loans	8.3	9.4
Senior Notes	13.8	16.4
Other(1)	7.6	6.9
	31.8	33.7
Amortization of debt financing costs and other non-cash interest(2)	12.2	12.0
Total interest expense	$44.0	$45.7
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
Interest and Other Income. Interest and other income of $24.1 million for the three months ended September 30, 2021 compared to interest and other income of $0.1 million for the three months ended September 30, 2020, due to insurance recoveries on prior shareholder litigation of $20.2 million and other gains in the current quarter (see Note 15 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $2.7 million for the three months ended September 30, 2021 compared to other expense of $0.7 million for the three months ended September 30, 2020, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2021 of $0.4 million related to the write-off of debt issuance costs. There was no comparable loss in the three months ended September 30, 2020. See Note 5 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Gain on investments of $1.5 million for the three months ended September 30, 2021 represented other investment gains of $1.7 million, partially offset by $0.2 million of unrealized losses on equity securities. This compared to a loss on investments of $4.7 million for the three months ended September 30, 2020, which represented $5.0 million of impairments of equity securities without readily determinable fair values that were written down to their estimated fair value, partially offset by $0.3 million of unrealized gains on equity securities.
Equity Interests Income (Loss). Equity interests income of $0.4 million in the three months ended September 30, 2021 compared to equity interests loss of $1.9 million in the three months ended September 30, 2020 due to lower losses from our equity method investees in the current quarter.

Income Tax Benefit (Provision). We had an income tax provision of $5.6 million in the three months ended September 30, 2021, compared to an income tax benefit of $1.5 million in the three months ended September 30, 2020. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended September 30, 2021 and 2020 was also impacted by interest accrual on uncertain tax benefits, and release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax benefit for the three months ended September 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended September 30, 2021 was $7.5 million, or basic net income per common share of $0.03 on 224.4 million weighted average common shares outstanding and diluted net income per common share of $0.03 on 228.5 weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2020 of $18.4 million, or basic and diluted net loss per common share of $0.08 on 220.4 million weighted average common shares outstanding.

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

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$330.9	$257.6	$73.3	28.5%
Expenses:
Direct operating expense	153.0	108.6	44.4	40.9%
Distribution & marketing expense	53.4	41.2	12.2	29.6%
Gross contribution	124.5	107.8	16.7	15.5%
General and administrative expenses	22.7	24.8	(2.1)	(8.5)%
Segment profit	$101.8	$83.0	$18.8	22.7%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$21.5	$17.5	$4.0	22.9%

Direct operating expense as a percentage of revenue	46.2%	42.2%

Gross contribution as a percentage of revenue	37.6%	41.8%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$6.8	$9.2	$16.0	$—	$—	$—	$16.0
Home Entertainment
Digital Media	68.9	60.9	129.8	55.6	60.5	116.1	13.7
Packaged Media	14.0	17.2	31.2	16.0	17.9	33.9	(2.7)
Total Home Entertainment	82.9	78.1	161.0	71.6	78.4	150.0	11.0
Television	74.0	16.9	90.9	47.1	12.0	59.1	31.8
International	44.5	14.8	59.3	27.8	17.7	45.5	13.8
Other	1.9	1.8	3.7	2.1	0.9	3.0	0.7
	$210.1	$120.8	$330.9	$148.6	$109.0	$257.6	$73.3
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

Theatrical revenue increased $16.0 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase of $9.2 million from our Other Film category, and an increase of $6.8 million from our Feature Film category (The Hitman's Wife's Bodyguard and The Protégé), as theaters have begun to reopen in certain locations with varying restrictions. In the prior year's quarter, theaters were closed due to circumstances associated with the COVID-19 global pandemic.

Home entertainment revenue increased $11.0 million, or 7.3%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to higher digital media revenues of $13.7 million driven by our Feature Film category, partially offset by slightly lower packaged media revenues of $2.7 million. Digital media revenues in our Feature Film category in the current quarter included revenue from The Hitman's Wife's Bodyguard, as compared to revenue from the premium video-on-demand ("Premium VOD") release of Antebellum in the prior year's quarter.
Television revenue increased $31.8 million, or 53.8%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, driven by an increase in our Feature Film category of $26.9 million due to a greater number of television windows opening (and revenue recognized) than in the prior year's quarter.
International revenue increased $13.8 million, or 30.3%, in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 driven by an increase in our Feature Film category of $16.7 million due to higher revenue from our fiscal 2021 and 2022 theatrical slates in the current quarter as theaters have begun to reopen in certain locations with varying restrictions. The prior year's quarter had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic.
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

Direct Operating Expense. The increase in direct operating expenses is due to higher Motion Picture revenue, and to a lesser extent, due to higher direct operating expenses as a percentage of motion picture revenue. The slight increase in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In particular, the increase was impacted by the higher amortization rate of the fiscal 2022 and 2021 theatrical slate titles generating revenue in the current quarter, as compared to the prior year's quarter, which was impacted by the lower amortization rate of the fiscal 2019 and prior theatrical slate titles generating revenue in the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense for the quarter were $0.1 million in the three months ended September 30, 2021, as compared to $0.3 million in the three months ended September 30, 2020.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended September 30, 2021 is due to increased home entertainment distribution and marketing expense and theatrical P&A and Premium VOD expense compared to the prior year's quarter, which was impacted by the closure of theaters as a result of circumstances associated with the COVID-19 global pandemic. In the three months ended September 30, 2021, approximately $4.2 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $1.7 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2021 increased as compared to the three months ended September 30, 2020, due to increased revenue which was partially offset by slightly increased direct operating expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $2.1 million, or 8.5%, primarily due to decreases in salaries and related compensation and incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$336.0	$197.2	$138.8	70.4%
Expenses:
Direct operating expense	290.4	168.6	121.8	72.2%
Distribution & marketing expense	7.6	7.4	0.2	2.7%
Gross contribution	38.0	21.2	16.8	79.2%
General and administrative expenses	9.5	11.3	(1.8)	(15.9)%
Segment profit	$28.5	$9.9	$18.6	187.9%

Direct operating expense as a percentage of revenue	86.4%	85.5%

Gross contribution as a percentage of revenue	11.3%	10.8%
________________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$228.2	$116.7	$111.5	95.5%
International	57.0	47.9	9.1	19.0%
Home Entertainment
Digital	33.2	15.9	17.3	108.8%
Packaged Media	1.0	1.1	(0.1)	(9.1)%
Total Home Entertainment	34.2	17.0	17.2	101.2%
Other	16.6	15.6	1.0	6.4%
	$336.0	$197.2	$138.8	70.4%
________________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to an increase of $68.4 million from intersegment revenues driven by the licensing of Starz original series (Power Book III: Raising Kanan, Hightown Season 2, Heels Season 1, BMF Season 1 among others), and an increase of $43.3 million from a greater number of television episodes delivered to third-parties, both of which were negatively impacted in the prior year's quarter by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions.
International revenue in the three months ended September 30, 2021 increased $9.1 million, or 19.0%, due to revenue in the current quarter from Acapulco Season 1.
Home entertainment revenue in the three months ended September 30, 2021 increased $17.2 million due to digital media revenue in the current quarter for Weeds Seasons 1 - 8.
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
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2021 increased $121.8 million, or 72.2% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue remained relatively consistent in the current quarter as compared to the prior year's quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2021 increased as compared to the three months ended September 30, 2020, due to increased television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $1.8 million, or 15.9%, primarily due to a decrease in incentive based compensation.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2021 and 2020. The Media Networks segment results of operations for the three months ended September 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of our former Other Streaming Services product line). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Three Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$384.7	$388.3	$(3.6)	(0.9)%
Expenses:
Direct operating expense	200.9	161.5	39.4	24.4%
Distribution & marketing expense	155.5	111.9	43.6	39.0%
Gross contribution	28.3	114.9	(86.6)	(75.4)%
General and administrative expenses	22.8	22.0	0.8	3.6%
Segment profit	$5.5	$92.9	$(87.4)	(94.1)%

Direct operating expense as a percentage of revenue	52.2%	41.6%

Gross contribution as a percentage of revenue	7.4%	29.6%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Starz Networks	STARZPLAY International	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$358.6	$26.1	$384.7	$360.8	$14.2	$13.3	$388.3
Expenses:
Direct operating expense	165.8	35.1	200.9	140.2	18.9	2.4	161.5
Distribution & marketing expense	123.8	31.7	155.5	89.1	14.1	8.7	111.9
Gross contribution	69.0	(40.7)	28.3	131.5	(18.8)	2.2	114.9
General and administrative expenses	17.0	5.8	22.8	16.4	4.3	1.3	22.0
Segment profit	$52.0	$(46.5)	$5.5	$115.1	$(23.1)	$0.9	$92.9

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

	September 30,	September 30,
	2021	2020
	(Amounts in millions)
Starz Domestic
Linear Subscribers	10.2	11.5
OTT Subscribers	10.4	9.2
Total	20.6	20.7
STARZPLAY International
Linear Subscribers	1.8	1.9
OTT Subscribers	5.7	1.9
Total	7.5	3.8
Total Starz
Linear Subscribers	12.0	13.4
OTT Subscribers	16.1	11.1
Total Starz	28.1	24.5
STARZPLAY Arabia(1)	1.9	1.8
Total Domestic and International Subscribers(2)	30.0	26.3

Subscribers by Platform:
Linear Subscribers	12.0	13.4
OTT Subscribers(2)(3)	18.0	12.9
Total Global Subscribers(2)	30.0	26.3
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)Due to the March 31, 2021 sale of Pantaya, total domestic and international subscribers, OTT subscribers and total global subscribers amounts have been adjusted from amounts previously reported for September 30, 2020 to exclude Pantaya in order to be consistent with the presentation at September 30, 2021. Subscribers of Pantaya (all OTT) at September 30, 2020 amounted to 0.8 million.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. The slight decrease in Media Networks' revenue of $3.6 million was due to a decrease of $13.3 million due to the prior year's quarter including revenue from Pantaya (representing substantially all of Other Streaming Services), which was sold on March 31, 2021, and lower Starz Networks revenue of $2.2 million primarily due to declines in revenue from traditional linear services of $28.8 million, which were partially offset by higher OTT revenue resulting from increased subscriptions of $26.2 million. These decreases were partially offset by higher STARZPLAY International revenue of $11.9 million, as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2020.
During the three months ended September 30, 2021 and 2020, the following original series premiered on STARZ:

Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Power Book III: Raising Kanan Season 1	P-Valley Season 1
Heels Season 1	Power Book II: Ghost Season 1
BMF - Black Mafia Family Season 1
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
The increase in Media Networks direct operating expenses is due to an increase of $25.6 million at Starz Networks, and an increase of $16.2 million at STARZPLAY International in the three months ended September 30, 2021. These increases were partially offset by a decrease of $2.4 million due to the prior year's quarter including direct operating expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $55.3 million due to a higher number of, and more expensive, series premieres, partially offset by lower programming amortization of $28.6 million related to fewer theatrical releases under our programming output agreement with Sony, and lower programming cost amortization of $3.3 million related to our library content. Direct operating expenses at STARZPLAY International increased as a result of the continued expansion of STARZPLAY International.
The increase in Media Networks distribution and marketing expense is due to an increase of $34.7 million at Starz Networks due to increased advertising and marketing due to increased spend to drive growth in our subscribers and increased spend on our Starz Originals, and an increase of $17.6 million at STARZPLAY International due to increased advertising and marketing to drive growth in subscribers. These increases were partially offset by a decrease of $8.7 million due to the prior year's quarter including distribution and marketing expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021.
Gross Contribution. The decrease in gross contribution of the Media Networks segment compared to the prior year's quarter was due to decreases at Starz Networks of $62.5 million and STARZPLAY International of $21.9 million driven by higher advertising and marketing expense and direct operating expense as described above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2021 increased slightly from the prior year's quarter, driven by increases at STARZPLAY International of $1.5 million and Starz Networks of $0.6 million, offset by a decrease of $1.3 million due to the prior year's quarter including general and administrative expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2021 and 2020. The Media Networks segment results of operations for the six months ended September 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of Other Streaming Services). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Revenues
Motion Picture	$622.1	$538.3	$83.8	15.6%
Television Production	722.1	392.9	329.2	83.8%
Media Networks	767.0	755.5	11.5	1.5%
Intersegment eliminations	(322.2)	(128.0)	(194.2)	151.7%
Total revenues	1,789.0	1,558.7	230.3	14.8%
Expenses:
Direct operating	969.3	789.8	179.5	22.7%
Distribution and marketing	434.5	308.5	126.0	40.8%
General and administration	240.6	227.8	12.8	5.6%
Depreciation and amortization	87.8	97.1	(9.3)	(9.6)%
Restructuring and other	6.7	16.4	(9.7)	(59.1)%
Total expenses	1,738.9	1,439.6	299.3	20.8%
Operating income	50.1	119.1	(69.0)	(57.9)%
Interest expense	(85.7)	(90.2)	4.5	(5.0)%
Interest and other income	28.0	1.8	26.2	nm
Other expense	(4.3)	(2.3)	(2.0)	87.0%
Loss on extinguishment of debt	(27.1)	—	(27.1)	n/a
Gain on investments	1.5	0.4	1.1	275.0%
Equity interests income (loss)	1.1	(4.5)	5.6	(124.4)%
Income (loss) before income taxes	(36.4)	24.3	(60.7)	(249.8)%
Income tax benefit (provision)	(12.1)	0.2	(12.3)	nm
Net income (loss)	(48.5)	24.5	(73.0)	(298.0)%
Less: Net loss attributable to noncontrolling interest	10.6	8.2	2.4	29.3%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(37.9)	$32.7	$(70.6)	(215.9)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased in the six months ended September 30, 2021, due to an increase in Television Production revenue, and to a lesser extent, increases in Motion Picture and Media Networks revenues, partially offset by increased intersegment eliminations associated with higher Television Production revenues (a substantial portion of intersegment eliminations relates to Television Production revenue) for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
Motion Picture revenue increased $83.8 million in the current period due to a greater number of theatrical and international releases as theaters have begun to reopen in certain locations with varying restrictions.
Television Production revenue increased $329.2 million due to increased intersegment revenues from the licensing of Starz original series, and a greater number of television episodes delivered to third-parties as compared to the prior year's period, which was negatively impacted by the pausing of productions associated with the COVID-19 global pandemic.
Media Networks revenue increased $11.5 million due to increased revenue across STARZPLAY International of $26.1 million and Starz Networks of $10.2 million, partially offset by a decrease of $24.8 million due to the prior year's period including revenue from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line).
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,
	2021		2020		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$280.1	45.0%	$236.4	43.9%	$43.7	18.5%
Television Production	655.6	90.8	311.7	79.3	343.9	110.3%
Media Networks	359.8	46.9	329.4	43.6	30.4	9.2%
COVID-19 related charges	0.5	nm	28.0	nm	(27.5)	(98.2)%
Other	1.0	nm	1.9	nm	(0.9)	(47.4)%
Intersegment eliminations	(327.7)	nm	(117.6)	nm	(210.1)	178.7%
	$969.3	54.2%	$789.8	50.7%	$179.5	22.7%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the six months ended September 30, 2021 due to higher Television Production and Motion Picture revenue, and higher Media Networks direct operating expense, partially offset by lower COVID-19 related charges (as further described below). The increase in Television Production direct operating expense was partially offset by the increase in intersegment eliminations, which primarily relate to Television Production direct operating costs associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. The increase in Media Networks direct operating expense was driven by an increase at STARZPLAY International of $31.4 million. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the six months ended September 30, 2021 and 2020, we incurred certain incremental costs which were expensed in the periods which are included in consolidated direct operating expense and are excluded from segment direct operating expense. In the six months ended September 30, 2021, the charges of $0.5 million represent incremental costs associated with the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, which were mostly offset by insurance recoveries. In the six months ended September 30, 2020, the charges of $28.0 million include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including certain cast and crew, idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021. We are in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expenses in the table above includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$148.8	$64.3	$84.5	131.4%
Television Production	15.5	14.3	1.2	8.4%
Media Networks	269.6	218.9	50.7	23.2%
COVID-19 related charges	0.3	10.7	(10.4)	(97.2)%
Other	0.3	0.3	—	—%
	$434.5	$308.5	$126.0	40.8%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$79.3	$17.5	$61.8	353.1%

Distribution and marketing expenses increased in the six months ended September 30, 2021, due to increased Motion Picture and Media Networks distribution and marketing expense. The increase in Motion Picture distribution and marketing expense is due to increased theatrical P&A as theaters have begun to reopen in certain locations with varying restrictions. The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks of $52.9 million, and to a lesser extent, an increase at STARZPLAY International of $16.6 million, partially offset by a decrease of $18.8 million due to the prior year's period including distribution and marketing expense from Pantaya, which was sold on March 31, 2021 (reflecting substantially all of our former Other Streaming Services product line). See further discussion in the Segment Results of Operations section below.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during the six months ended September 30, 2021 and 2020, we incurred $0.3 million and $10.7 million, respectively, in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We expect to incur additional incremental costs in future periods. If the adverse economic impact and disruptions associated with the COVID-19 global pandemic continue to improve, we expect that the incremental costs we incur in fiscal 2022 will decrease as compared to fiscal 2021.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,				Increase (Decrease)
	2021	% of Revenues	2020	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$47.1		$53.6		$(6.5)	(12.1)%
Television Production	19.5		22.0		(2.5)	(11.4)%
Media Networks	43.9		42.5		1.4	3.3%
Corporate	48.8		53.5		(4.7)	(8.8)%
	159.3	8.9%	171.6	11.0%	(12.3)	(7.2)%
Share-based compensation expense	54.1		36.0		18.1	50.3%
Purchase accounting and related adjustments	27.2		20.2		7.0	34.7%
Total general and administrative expenses	$240.6	13.4%	$227.8	14.6%	$12.8	5.6%

General and administrative expenses increased in the six months ended September 30, 2021, resulting from increases in share-based compensation expense, purchase accounting and related adjustments, and a slight increase in Media Networks general and administrative expenses, partially offset by decreased Motion Picture, Corporate and Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $4.7 million, or 8.8%, primarily due to decreases in incentive based compensation and professional fees.
The increase in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2021, as compared to the six months ended September 30, 2020 is primarily due to higher fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. Additionally, the increase in share-based compensation expense is due to an increase in the number of share-based payment awards incurring expense in the current period as compared to the prior year's period. The following table reconciles this amount to total share-based compensation expense:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$54.1	$36.0
Restructuring and other(1)	—	2.8
Direct operating expense	0.5	0.9
Distribution and marketing expense	0.3	0.3
Total share-based compensation expense	$54.9	$40.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $7.0 million, or 34.7%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $87.8 million for the six months ended September 30, 2021 decreased $9.3 million, from $97.1 million in the six months ended September 30, 2020 due to lower amortization expense related to our customer relationship intangible assets.

Restructuring and Other. Restructuring and other decreased $9.7 million in the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2021 and 2020 (see Note 13 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$3.8	$10.6	$(6.8)	(64.2)%
Accelerated vesting on equity awards (see Note 11 to our unaudited condensed consolidated financial statements)	—	2.8	(2.8)	(100.0)%
Total severance costs	3.8	13.4	(9.6)	(71.6)%
COVID-19 related charges(2)	0.8	0.8	—	—%
Transaction and related costs(3)	2.1	2.2	(0.1)	(4.5)%
	$6.7	$16.4	$(9.7)	(59.1)%
_______________________
(1)Severance costs in the six months ended September 30, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives and recent acquisitions.
(2)During the six months ended September 30, 2021, the Company has incurred certain costs primarily related to incremental costs required to adhere to health and safety protocols and other incremental costs associated with the COVID-19 global pandemic. In the six months ended September 30, 2020, these costs were primarily related to transitioning the Company to a remote-work environment and other incremental costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the six months ended September 30, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $85.7 million in the six months ended September 30, 2021 decreased $4.5 million from the six months ended September 30, 2020, due to lower interest expense on the term loans, Senior Notes and other cash-based interest related to payments associated with the Company's interest rate swaps. These decreases were partially offset by an increase in amortization of debt financing costs, and other non-cash interest due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 16 to our unaudited condensed consolidated financial statements). The following table sets forth the components of interest expense for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$3.5	$2.0
Term loans	16.9	20.0
Senior Notes	27.1	32.4
Other(1)	14.0	17.3
	61.5	71.7
Amortization of debt financing costs and other non-cash interest(2)	24.2	18.5
Total interest expense	$85.7	$90.2
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
Interest and Other Income. Interest and other income of $28.0 million for the six months ended September 30, 2021 compared to interest and other income of $1.8 million for the six months ended September 30, 2020, due to insurance recoveries on prior shareholder litigation of $22.7 million in the current period and other gains (see Note 15 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $4.3 million for the six months ended September 30, 2021 compared to other expense of $2.3 million for the six months ended September 30, 2020, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended September 30, 2021 related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, and repurchases of the Term Loan B. There was no comparable loss in the six months ended September 30, 2020. See Note 5 to our unaudited condensed consolidated financial statements.
Gain on Investments. Gain on investments of $1.5 million for the six months ended September 30, 2021 represented $2.2 million of other investment gains which were partially offset by $0.7 million of unrealized losses on equity securities. This compared to a gain on investments of $0.4 million for the six months ended September 30, 2020, which represented a gain on sale of equity securities without readily determinable fair values of $4.6 million and $0.8 million of unrealized gains on equity securities, offset by $5.0 million of impairments of equity securities without readily determinable fair values that were written down to their estimated fair value.
Equity Interests Income (Loss). Equity interests income of $1.1 million in the six months ended September 30, 2021 compared to equity interests loss of $4.5 million in the six months ended September 30, 2020 due to lower losses from our equity method investees.

Income Tax Benefit (Provision). We had an income tax provision of $12.1 million in the six months ended September 30, 2021, compared to an income tax benefit of $0.2 million in the six months ended September 30, 2020. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the six months ended September 30, 2021 and 2020 was also impacted by interest accrual on uncertain tax benefits, and release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax benefit for the six months ended September 30, 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2021 was $37.9 million, or basic and diluted net loss per common share of $0.17 on 223.1 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the six months ended September 30, 2020 of $32.7 million, or basic net income per common share of $0.15 on 220.0 million weighted average common shares outstanding and diluted net income per common share of $0.15 on 220.6 million weighted average common shares outstanding.

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

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$622.1	$538.3	$83.8	15.6%
Expenses:
Direct operating expense	280.1	236.4	43.7	18.5%
Distribution & marketing expense	148.8	64.3	84.5	131.4%
Gross contribution	193.2	237.6	(44.4)	(18.7)%
General and administrative expenses	47.1	53.6	(6.5)	(12.1)%
Segment profit	$146.1	$184.0	$(37.9)	(20.6)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$79.3	$17.5	$61.8	nm

Direct operating expense as a percentage of revenue	45.0%	43.9%

Gross contribution as a percentage of revenue	31.1%	44.1%
_______________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021			2020			Total Increase (Decrease)
	Feature Film(1)	Other Film(2)	Total	Feature Film(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$33.7	$10.7	$44.4	$—	$0.3	$0.3	$44.1
Home Entertainment
Digital Media	126.9	115.1	242.0	130.8	113.1	243.9	(1.9)
Packaged Media	30.4	34.8	65.2	38.6	34.9	73.5	(8.3)
Total Home Entertainment	157.3	149.9	307.2	169.4	148.0	317.4	(10.2)
Television	112.9	28.7	141.6	93.5	24.1	117.6	24.0
International	95.7	26.4	122.1	58.8	39.1	97.9	24.2
Other	3.5	3.3	6.8	2.6	2.5	5.1	1.7
	$403.1	$219.0	$622.1	$324.3	$214.0	$538.3	$83.8
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
Theatrical revenue increased $44.1 million in the six months ended September 30, 2021 as compared to the six months ended September 30, 2020 due to an increase of $33.7 million from our Feature Film category (The Hitman's Wife's Bodyguard and Spiral), and an increase of $10.4 million from our Other Film category, as theaters have begun to reopen in certain locations with varying restrictions. In the prior year's period, theaters were closed due to circumstances associated with the COVID-19 global pandemic.

Home entertainment revenue decreased $10.2 million, or 3.2%, in the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, due to lower packaged media revenues of $8.3 million, and to a lesser extent, lower digital media revenues of $1.9 million driven by our Feature Film category, as a result of fewer home entertainment releases from our fiscal 2021 theatrical slate due to circumstances associated with the COVID-19 global pandemic.
Television revenue increased $24.0 million, or 20.4%, in the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, driven by an increase in our Feature Film category of $19.4 million due to a greater number of television windows opening (and revenue recognized) than in the prior year's period.
International revenue increased $24.2 million, or 24.7%, in the six months ended September 30, 2021, as compared to the six months ended September 30, 2020 due to an increase in our Feature Film category of $36.9 million, offset by a decrease in Other Film of $12.7 million. The increase in Feature Film related to higher revenue from our fiscal 2022 and 2021 theatrical slates in the current period as theaters have begun to reopen in certain locations with varying restrictions, while the prior year's period had no new theatrical releases due to circumstances associated with the COVID-19 global pandemic.
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
Direct Operating Expense. The increase in direct operating expenses is due to higher Motion Picture revenue. The slight increase in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense in the six months ended September 30, 2021 were $0.1 million, as compared to $0.9 million in the six months ended September 30, 2020.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the six months ended September 30, 2021 is due to higher theatrical P&A and Premium VOD expense compared to the prior year's period, which was impacted by the closure of theaters as a result of circumstances associated with the COVID-19 global pandemic. Theatrical P&A and Premium VOD expense in the six months ended September 30, 2021 includes expense associated with the release of The Hitman's Wife's Bodyguard, The Protégé, Spiral and Voyagers. In the six months ended September 30, 2021, approximately $5.6 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $1.7 million in the prior year's period in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2021 decreased as compared to the six months ended September 30, 2020 due to higher Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2021 decreased $6.5 million, or 12.1%, primarily due to decreases in incentive based compensation, salaries and related compensation and professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$722.1	$392.9	$329.2	83.8%
Expenses:
Direct operating expense	655.6	311.7	343.9	110.3%
Distribution & marketing expense	15.5	14.3	1.2	8.4%
Gross contribution	51.0	66.9	(15.9)	(23.8)%
General and administrative expenses	19.5	22.0	(2.5)	(11.4)%
Segment profit	$31.5	$44.9	$(13.4)	(29.8)%

Direct operating expense as a percentage of revenue	90.8%	79.3%

Gross contribution as a percentage of revenue	7.1%	17.0%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2021 and 2020:

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Television Production	(Amounts in millions)
Television	$500.4	$212.6	$287.8	135.4%
International	124.4	94.3	30.1	31.9%
Home Entertainment
Digital	57.8	61.8	(4.0)	(6.5)%
Packaged Media	3.2	1.8	1.4	77.8%
Total Home Entertainment	61.0	63.6	(2.6)	(4.1)%
Other	36.3	22.4	13.9	62.1%
	$722.1	$392.9	$329.2	83.8%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, due to an increase of $188.0 million from intersegment revenues from the licensing of Starz original series (Power Book III: Raising Kanan, Heels Season 1, BMF Season 1, Blindspotting Season 1 among others), an increase of $89.3 million from a greater number of television episodes delivered to third-parties, and increased revenue of $23.7 million from reality television series, all of which were negatively impacted in the prior year's period by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions.
International revenue in the six months ended September 30, 2021 increased $30.1 million, or 31.9% as compared to the six months ended September 30, 2020 due to revenue in the current period from Dear White People Season 4, Acapulco Season 1, and higher intersegment revenues of $13.7 million from STARZPLAY International from the licensing of Starz original series.
Home entertainment revenue in the six months ended September 30, 2021 decreased $2.6 million due to digital media revenue in the prior year's period for Mad Men Seasons 1 - 7, which compared to digital media revenue in the current period from Weeds Seasons 1 - 8 and Welcome to Flatch Season 1.
Other revenue increased in the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increase is primarily due to revenue of 3 Arts Entertainment, which was negatively impacted in the six months ended September 30, 2020 as a result of the COVID-19 global pandemic related disruptions. While television production has mostly resumed, the extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases fully returning to and remaining at pre COVID-19 levels.
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
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2021 increased $343.9 million, or 110.3% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, due to the recent ramp up of production, the current period included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue. Due to the increase in cost associated with production and changes in season orders, the current period also included increased write-downs to fair value of investment in film and television programs amounting to $26.6 million in aggregate. This compared to lower direct operating expenses as a percentage of television revenue in the prior year's period, which included fewer deliveries of newer shows primarily associated with the pausing of productions due to the COVID-19 global pandemic related disruptions.
Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2021 decreased as compared to the six months ended September 30, 2020, due to higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $2.5 million, or 11.4% due to a decrease in incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2021 and 2020. The Media Networks segment results of operations for the six months ended September 30, 2020 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of our former Other Streaming Services product line). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our unaudited condensed consolidated financial statements for further information.

	Six Months Ended
	September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$767.0	$755.5	$11.5	1.5%
Expenses:
Direct operating expense	359.8	329.4	30.4	9.2%
Distribution & marketing expense	269.6	218.9	50.7	23.2%
Gross contribution	137.6	207.2	(69.6)	(33.6)%
General and administrative expenses	43.9	42.5	1.4	3.3%
Segment profit	$93.7	$164.7	$(71.0)	(43.1)%

Direct operating expense as a percentage of revenue	46.9%	43.6%

Gross contribution as a percentage of revenue	17.9%	27.4%

The following table sets forth the Media Networks segment profit by product line:

	Six Months Ended			Six Months Ended
	September 30, 2021			September 30, 2020
	Starz Networks	STARZPLAY International	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$716.7	$50.3	$767.0	$706.5	$24.2	$24.8	$755.5
Expenses:
Direct operating expense	293.9	65.9	359.8	290.0	34.5	4.9	329.4
Distribution & marketing expense	218.9	50.7	269.6	166.0	34.1	18.8	218.9
Gross contribution	203.9	(66.3)	137.6	250.5	(44.4)	1.1	207.2
General and administrative expenses	32.5	11.4	43.9	31.8	8.0	2.7	42.5
Segment profit	$171.4	$(77.7)	$93.7	$218.7	$(52.4)	$(1.6)	$164.7

Revenue. The increase in Media Networks' revenue of $11.5 million was due to higher STARZPLAY International revenue of $26.1 million, and increased Starz Networks' revenue of $10.2 million, partially offset by a decrease of $24.8 million due to the prior year's period including revenue from Pantaya (representing substantially all of Other Streaming Services), which was sold on March 31, 2021. STARZPLAY International revenue increased as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2020. Starz Networks' revenue primarily increased as a result of higher OTT revenue of $69.4 million resulting from increased subscriptions, which was partially offset by declines in revenue of $59.9 million from traditional linear services.
During the six months ended September 30, 2021 and 2020, the following original series premiered on STARZ:

Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
First Quarter:	First Quarter:
The Girlfriend Experience Season 3	Vida Season 3
Run the World Season 1	Hightown Season 1
Blindspotting Season 1
Second Quarter:	Second Quarter:
Power Book III: Raising Kanan Season 1	P-Valley Season 1
Heels Season 1	Power Book II: Ghost Season 1
BMF - Black Mafia Family Season 1
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
The increase in Media Networks direct operating expenses is due to an increase at STARZPLAY International of $31.4 million, and a slight increase at Starz Networks of $3.9 million in the six months ended September 30, 2021. These increases were partially offset by a decrease of $4.9 million due to the prior year's period including direct operating expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021. Direct operating expenses at STARZPLAY International increased as a result of the continued expansion of STARZPLAY International. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $46.2 million due to a higher number of, and more expensive, series premieres, partially offset by lower programming amortization of $39.6 million related to theatrical releases under our programming output agreement with Sony, and lower programming cost amortization of $6.5 million related to our library content.
The increase in Media Networks distribution and marketing expense is due to an increase of $52.9 million at Starz Networks due to an increase in operating expense related to continued growth in the OTT service and increased advertising and marketing due to increased spend on our Starz Originals and increased spend to drive growth in our subscriptions, and an increase of $16.6 million at STARZPLAY International due to increased advertising and marketing to drive growth in subscribers. These increases were partially offset by a decrease of $18.8 million due to the prior year's period including distribution and marketing expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021.
Gross Contribution. The decrease in gross contribution compared to the six months ended September 30, 2020 was due to decreases at Starz Networks of $46.6 million and STARZPLAY International of $21.9 million, driven by higher advertising and marketing expense and direct operating expense as described above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the six months ended September 30, 2021 increased slightly from the prior year's period, driven by increases of $3.4 million at STARZPLAY International and $0.7 million at Starz Networks, offset by a decrease of $2.7 million due to the prior year's period including general and administrative expense from Pantaya (representing substantially all of our former Other Streaming Services product line), which was sold on March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our liquidity and capital resources have been provided principally through cash generated from operations, corporate debt, our production and related loans, our $220.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"), our $140.0 million senior secured amortizing term credit facility due July 2026 (the "IP Credit Facility") based on the collateral consisting solely of the Company’s rights in certain library titles, the monetization of trade accounts receivable, and other financing obligations collateralized by certain contractual payments to be received in the future. As of September 30, 2021, we had cash and cash equivalents of $442.6 million. Our debt at September 30, 2021, excluding production and related loans and IP Credit Facility and other financing obligations discussed above, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. As of September 30, 2021, we had a $1.5 billion revolving credit facility (with no amounts outstanding at September 30, 2021). A portion of the revolving credit commitments, amounting to $1.25 billion, is due April 2026 (the "2026 Revolving Credit Facility"), and a portion of the revolving credit commitments, amounting to $250.0 million, was due March 2023 (the "2023 Revolving Credit Facility, and together with the 2026 Revolving Credit Facility, the "Revolving Credit Facility").

Subsequent to September 30, 2021, the Company terminated the remaining portion of the revolving credit commitments, amounting to $250.0 million, under the 2023 Revolving Credit Facility (the "Termination"). After giving effect to the Termination, the Company's remaining revolving credit commitments under its Credit Agreement amounted to $1.25 billion under the 2026 Revolving Credit Facility (see Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements).
◦Term Loan A. We have a term loan A facility, of which a portion of its outstanding loans, amounting to $444.9 million at September 30, 2021 is due April 2026 (the "2026 Term Loan A") and a portion of its outstanding loans, amounting to $204.3 million at September 30, 2021 is due March 2023 (the "2023 Term Loan A" and together with the 2026 Term Loan A, the "Term Loan A").
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $850.4 million outstanding at September 30, 2021.
•Senior Notes:
◦5.500% Senior Notes. We have $1.0 billion outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at September 30, 2021.
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
In addition, the Company has a redeemable noncontrolling interest balance of $243.2 million as of September 30, 2021 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 8 to our unaudited condensed consolidated financial statements).
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
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility and IP Credit Facility, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the foreseeable future, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs through our cash flow from operations, our revolving credit facility, single-purpose production or license financing, government incentive programs, film funds, distribution commitments, the monetization of trade accounts receivable, our Production Tax Credit Facility and our IP Credit Facility. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. Additionally, circumstances related to the COVID-19 global pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2021, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2021, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three and six months ended September 30, 2021, the Company did not repurchase any common shares.
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
Capacity to Pay Dividends. At September 30, 2021, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $48.5 million and accumulated deficit of $143.0 million were deemed free of restrictions from paying dividends at September 30, 2021.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $78.4 million for the six months ended September 30, 2021 and increased by $142.8 million for the six months ended September 30, 2020, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the six months ended September 30, 2021 and 2020 were as follows:

	Six Months Ended
	September 30,
	2021	2020	Net Change
	(Amounts in millions)
Operating income	$50.1	$119.1	$(69.0)
Depreciation and amortization	87.8	97.1	(9.3)
Amortization of films and television programs and program rights	730.1	531.4	198.7
Non-cash share-based compensation	54.9	40.1	14.8
Cash interest	(61.5)	(71.7)	10.2
Current income tax (provision) benefit	(10.4)	0.2	(10.6)
Other non-cash charges included in operating activities	74.2	31.7	42.5
Cash flows from operations before changes in operating assets and liabilities	925.2	747.9	177.3

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(134.2)	150.6	(284.8)
Investment in films and television programs and program rights	(1,149.7)	(467.1)	(682.6)
Accounts payable and accrued liabilities	(45.2)	(94.9)	49.7
Other changes in operating assets and liabilities	71.4	(133.0)	204.4
Changes in operating assets and liabilities	(1,257.7)	(544.4)	(713.3)
Net Cash Flows Provided By (Used In) Operating Activities	$(332.5)	$203.5	$(536.0)

Cash flows used in operating activities for the six months ended September 30, 2021 were $332.5 million compared to cash flows provided by operating activities of $203.5 million for the six months ended September 30, 2020. The increase in cash used in operating activities for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020 is due to greater cash used from changes in operating assets and liabilities as shown above, partially offset by increased cash flows from operations before changes in operating assets and liabilities. The greater use of cash from changes in operating assets and liabilities was driven by increased cash used for investment in films and television programs and program rights, and increases in accounts receivable, net and other assets. These decreases were partially offset by greater cash provided by changes in other operating assets and liabilities and lower cash used for accounts payable and accrued liabilities as reflected above, and the receipt of $24.9 million from insurance recoveries on prior shareholder litigation. In addition, cash flows used in operating activities for the six months ended September 30, 2021 included a net use of cash of approximately $46.2 million from the monetization of accounts receivables programs, as compared to a net benefit of approximately $0.9 million for the six months ended September 30, 2020 (see Note 17 to our unaudited condensed consolidated financial statements).
Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2021 and 2020 were as follows:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Proceeds from the sale of Pantaya	$123.6	$—
Proceeds from the sale of other investments	—	5.1
Investment in equity method investees and other	(9.4)	(0.2)
Acquisition of assets (film library and related assets)	(161.4)	—
Capital expenditures	(14.6)	(17.1)
Net Cash Flows Used In Investing Activities	$(61.8)	$(12.2)
Cash used in investing activities of $61.8 million for the six months ended September 30, 2021 compared to cash used in investing activities of $12.2 million for the six months ended September 30, 2020, primarily due to cash used for the acquisition of a film library and related assets and investment in equity method investees as reflected above, offset by proceeds from the sale of Pantaya (see Note 2 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by (used in) financing activities for the six months ended September 30, 2021 and 2020 were as follows:

	Six Months Ended
	September 30,
	2021	2020
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,947.2	$75.0
Debt - repurchases and repayments	(2,175.6)	(109.1)
Net repayments and repurchases of debt	(228.4)	(34.1)

Production and related loans - borrowings, net of debt issuance costs	562.1	47.8
Production and related loans - repayments	(186.6)	(44.1)
Net proceeds from production and related loans	375.5	3.7

IP Credit Facility and other financing advances	213.6	—
Repurchase of common shares	—	(2.2)
Other financing activities	(44.8)	(15.9)
Net Cash Flows Provided By (Used In) Financing Activities	$315.9	$(48.5)
Cash flows provided by financing activities of $315.9 million for the six months ended September 30, 2021 compared to cash flows used in financing activities of $48.5 million for the six months ended September 30, 2020. Cash flows provided by financing activities for the six months ended September 30, 2021 primarily reflects net production and related loan borrowings of $375.5 million as production activity increased in the period, net IP Credit Facility and other financing advances of $213.6 million, offset by net debt repayments and repurchases of $228.4 million. In addition, other financing activities in the six months ended September 30, 2021 includes $14.4 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements) and tax withholding required on equity awards of $33.2 million. Net debt repayments and repurchases of $228.4 million in the six months ended September 30, 2021 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
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
•During the six months ended September 30, 2021, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.
Cash flows used in financing activities of $48.5 million for the six months ended September 30, 2020 primarily reflects net debt repayments of $34.1 million, and net production and related loan borrowings of $3.7 million, which reflected minimal activity in the period due to the delay of productions associated with the COVID-19 global pandemic.

Debt
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our debt.
Production and Related Loans, IP Credit Facility and Other Financing Obligations

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our production and related loans, IP Credit Facility and other financing obligations.

Table of Debt and Contractual Commitments
The following table sets forth our future annual repayment of debt, and our contractual commitments as of September 30, 2021:

	Six Months Ending March 31,	Year Ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
			(Amounts in millions)
Future annual repayment of debt recorded as of September 30, 2021 (on-balance sheet arrangements)
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan A	10.8	210.3	28.9	41.1	44.5	313.6	649.2
Term Loan B	6.3	12.5	12.5	819.1	—	—	850.4
5.500% Senior Notes	—	—	—	—	—	1,000.0	1,000.0
Film related and other obligations(1)	341.8	499.1	111.6	240.9	30.7	41.6	1,265.7
Operating lease obligations	28.5	43.0	31.4	27.3	21.0	34.0	185.2
	387.4	764.9	184.4	1,128.4	96.2	1,389.2	3,950.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film obligations commitments(2)	286.3	533.3	185.8	45.3	31.8	40.6	1,123.1
Interest payments(3)	61.6	119.9	106.4	97.7	61.0	178.8	625.4
Other contractual obligations	90.5	79.9	41.4	21.6	14.5	46.7	294.6
	438.4	733.1	333.6	164.6	107.3	266.1	2,043.1
Total future repayment of debt and other commitments under contractual obligations (4)	$825.8	$1,498.0	$518.0	$1,293.0	$203.5	$1,655.3	$5,993.6
 ___________________
(1)Film related and other obligations include program rights and film obligations, production and related loans, and our IP Credit Facility and other financing obligations. Program rights and film obligations include minimum guarantees, theatrical marketing obligations, and accrued licensed program rights obligations. Production and related loans include individual loans for the production of film and television programs that we produce or license and our Production Tax Credit Facility. Repayment dates of our individual production loans are based on anticipated delivery or release date of the related film or contractual due dates of the obligation. Production Tax Credit Facility amounts represent outstanding amounts under our Production Tax Credit Facility at September 30, 2021, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available. IP Credit Facility amounts represent outstanding amounts under our IP Credit Facility at September 30, 2021, and repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable. Other financing obligations include other financing collateralized by certain contractual payments to be received in the future. See Note 6 to our unaudited condensed consolidated financial statements.
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
(4)Not included in the amounts above are $243.2 million of redeemable noncontrolling interests, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 8 to our unaudited condensed consolidated financial statements).

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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 9 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.6 billion at September 30, 2021 (March 31, 2021 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.0 billion at September 30, 2021 (March 31, 2021 - $1.2 billion).
Off-Balance Sheet Arrangements
We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services that could expose us to liability that is not reflected on the face of our unaudited condensed consolidated financial statements. Our commitments to fund operating leases, minimum guarantees, production and related loans, equity method investment funding requirements and all other contractual commitments not reflected on the face of our unaudited condensed consolidated financial statements are presented in the table above.

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
Interest Rate Risk. At September 30, 2021, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 16 to our unaudited condensed consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, certain production and related loans, our Production Tax Credit Facility and our IP Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.5 billion at September 30, 2021, based on the applicable LIBOR in effect as of September 30, 2021, each quarter point change in interest rates would result in a $3.2 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest individual production and related loans incur interest at rates ranging from approximately 1.93% to 3.11%, including applicable margins ranging from 1.75% over the one, two, or three-month LIBOR to 2.875% over the twelve-month LIBOR. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate individual production and related loans would result in $1.7 million in additional costs capitalized to the respective film or television asset.
The applicable margin with respect to advances under the Production Tax Credit Facility is a percentage per annum equal to a LIBOR rate plus 1.50%. Assuming the Production Tax Credit Facility is utilized up to its maximum capacity of $220.0 million, based on the applicable LIBOR in effect as of September 30, 2021, each quarter point change in interest rates would result in a $0.5 million change in annual net interest expense on the Production Tax Credit Facility.
The applicable margin with respect to advances under the IP Credit Facility is a percentage per annum equal to a LIBOR rate plus 2.25%. Assuming the IP Credit Facility is utilized up to its maximum capacity of $140.0 million, based on the applicable LIBOR in effect as of September 30, 2021, each quarter point change in interest rates would result in a $0.4 million change in annual net interest expense on the IP Credit Facility.
At September 30, 2021, our 5.500% Senior Notes had an outstanding carrying value of $963.8 million, and an estimated fair value of $1,027.5 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $46.6 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $37.6 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2021:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total	September 30, 2021
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	10.8	210.3	28.9	41.1	44.5	313.6	649.2	620.8
Average Interest Rate	1.83%	1.83%	1.83%	1.83%	1.83%	1.83%
Term Loan B(1)	6.3	12.5	12.5	819.1	—	—	850.4	844.0
Average Interest Rate	2.33%	2.33%	2.33%	2.33%	—	—
Production and related loans(2)	136.2	467.2	62.8	205.8	—	—	872.0	872.0
Average Interest Rate	2.12%	2.41%	2.31%	1.58%	—	—
IP Credit Facility and other financing obligations(3)	90.0	11.1	26.3	26.3	26.3	35.0	215.0	215.0
Average Interest Rate	1.40%	2.50%	2.50%	2.50%	2.50%	2.50%
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	1,000.0	1,000.0	1,027.5
Interest Rate	—	—	—	—	—	5.500%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	—	—	—	1,700.0	1,700.0	89.1
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Production and related loans include individual loans for the production of film and television programs that the Company produces or licenses and the Company's Production Tax Credit Facility. Production Tax Credit Facility amounts represent outstanding amounts under our Production Tax Credit Facility at September 30, 2021, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available.
(3)IP Credit Facility amounts represent outstanding amounts under our IP Credit Facility at September 30, 2021, and repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable. Other financing obligations include other financing collateralized by certain contractual payments to be received in the future.
(4)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.840% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 16 to our unaudited condensed consolidated financial statements.

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
As of September 30, 2021, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2021.
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

No common shares were purchased by us during the three months ended September 30, 2021.

Additionally, during the three months ended September 30, 2021, no Class A voting shares and 1,380,130 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
10.20*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan	8-K	10.1	9/15/2021
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1x	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 4, 2021		Title:	Duly Authorized Officer and Chief Financial Officer