Form 10-K
period 2022-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2022-05-26
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,474,675,945, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 20, 2022, 83,272,113 shares of the registrant’s no par value Class A voting common shares were outstanding, and 142,462,033 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “ 2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Portions of the Registrant's Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on May 28, 2021, are incorporated by reference into Part II of this Annual Report on Form 10-K.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors.” These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report. These factors may also be increased or intensified as a result of (i) continuing events related to the coronavirus (COVID-19) global pandemic (including as a result of potential resurgences of COVID-19 in certain parts of the world), and the spread of new variants of the virus which could result in the re-imposition of restrictions to reduce its spread and (ii) Russia's invasion of Ukraine, including indirect impacts as a result of sanctions and economic disruptions. The extent to which the COVID-19 global pandemic or Russia's invasion of Ukraine ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, and economic and business conditions; the potential effects of Russia's invasion of Ukraine on the Company, and economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors herein.

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

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LGF.A, LGF.B) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and a valuable collection of iconic film and television franchises.

We manage and report our operating results through three reportable business segments: Motion Picture, Television Production and Media Networks. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Financial information for our segments is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

COVID-19 Global Pandemic

Since fiscal 2020, the economic, social and regulatory impacts associated with the ongoing COVID-19 global pandemic (including its variants), continued measures to prevent its spread, and the resulting economic uncertainty, have affected our business in a number of ways.

We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). Although film and television production have generally resumed, we continue to see disruption of production activities depending on local circumstances. We also cannot predict whether productions that have resumed will be paused again, or the impact of incremental costs required to adhere to health and safety protocols. Additionally, although the lifting of quarantines have enabled many theaters to reopen, we are unable to predict how shifting government mandates or guidance regarding COVID-19 restrictions will impact patronage and theater capacity. In turn, production delays (and fewer theatrical releases) have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release, and have resulted in delays of release of new television content, including on our STARZ platform.

The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ responses regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees and talent.

For additional information regarding the impact of COVID-19 on our operating results, cash flows and financial position, and the other risks and uncertainties see Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

Studio Business

Motion Picture: Our Motion Picture segment includes revenues derived from the following:

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

•Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets. In addition, when a license in our traditional pay television window is made to a subscription video-on-demand ("SVOD") or other digital platform, the revenues are included here.

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

Television Production: Our Television Production segment includes revenues derived from the following:

•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform.

•International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•Home Entertainment. Home Entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.

•Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.

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

Segment Revenue

For the year ended March 31, 2022, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 32.9%, Television Production 42.5% and Media Networks 42.6%, and intersegment revenue eliminations represented (18.0)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 5.5%;
•Home Entertainment, 51.6%;
•Television, 21.8%;
•International, 19.8%; and
•Motion Picture-Other, 1.3%.

Within the Television Production segment, revenues were generated from the following:
•Television, 71.5%;
•International, 16.8%;
•Home Entertainment, 6.0%; and
•Television Production-Other, 5.6%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 93.0%;
•STARZPLAY International, 7.0%

Corporate Strategy

We grow and diversify our portfolio of content to capitalize on demand from streaming and traditional platforms throughout the world. We maintain a disciplined approach to acquisition, production and distribution of content by balancing our financial risks against the probability of commercial success for each project. We also continue to invest in new programming and support the growth of STARZ’s direct-to-consumer offering and expansion of STARZPLAY, our international premium branded SVOD service. We believe that our strategic focus on content, alignment of our content creation and distribution platforms, and creation of other innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and create significant incremental long-term value for our shareholders.

STUDIO BUSINESS: MOTION PICTURE

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

Distribution

The economic life of a motion picture may consist of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world. We generally distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and may also be released in one or more other foreign markets. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. After the initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms. As a result of the COVID-19 global pandemic, in certain circumstances, our distribution strategy has and may continue to change, and certain films intended for theatrical release may be licensed to other platforms.

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

Theatrical Releases

In fiscal 2022 (i.e., the twelve-month period ended March 31, 2022), with continued closures and limited re-opening of theaters resulting from the COVID-19 global pandemic, we released sixteen (16) films theatrically in the U.S. across our labels (which include Lionsgate, Summit Entertainment, Good Universe and our partnership with Roadside Attractions). We also made changes to release dates as well as release strategies of several of our films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand ("PVOD"), premium electronic sell-through (“PEST”), or by licensing directly to streaming platforms. In fiscal 2022, such titles and their release patterns included the following:

Fiscal 2022
Film Releases via Lionsgate/Summit
Title	Release Date	Release Pattern	Label/Partnership
Chaos Walking†	March 5, 2021	Theatrical and PVOD	Lionsgate
Voyagers††	April, 9, 2021	Theatrical and PVOD	Summit
Spiral †††	May 14, 2021	Theatrical and PVOD	Lionsgate
The Hitman's Wife's Bodyguard	June 16, 2021	Theatrical and Accelerated Home Entertainment	Summit
The Protege	August 20, 2021	Theatrical and Accelerated Home Entertainment	Lionsgate
Ghost in the Shell (1995)	September 17, 2021	Theatrical Re-release	Lionsgate
The Jesus Music	October 1, 2021	Theatrical	Lionsgate
American Underdog	December 25, 2021	Theatrical and Accelerated Home Entertainment	Lionsgate
Moonfall	February 4, 2022	Theatrical and Accelerated Home Entertainment	Summit
† PVOD release on April 2, 2021
†† PVOD release on April 30, 2021
††† PVOD release on June 1, 2021

Fiscal 2022
Film Releases via Roadside Attractions
Title	Release Date	Release Pattern	Label/Partnership
The Courier*	March 19, 2021	Theatrical and PVOD	Roadside Attractions
Finding You	May 14, 2021	Theatrical	Roadside Attractions
Rita Moreno: Just a Girl Who Decided to Go For It	June 18, 2021	Theatrical	Roadside Attractions
Joe Bell**	July 23, 2021	Theatrical, PVOD and PEST	Roadside Attractions
The Alpinist	September 10, 2021	Theatrical	Roadside Attractions
Hard Luck Love Song***	October 15, 2021	Theatrical and PVOD	Roadside Attractions
Alice	March 18, 2022	Theatrical	Roadside Attractions
* PVOD release on April 16, 2021
** PVOD and PEST release on August 13, 2021
*** PVOD release on November 11, 2021

With the continuation of theatrical production in fiscal 2022, we are capitalizing on increased optionality in distribution and maintain a platform agnostic approach to distribution to take full advantage of new windowing opportunities and alternative distribution strategies (while also continuing to work closely with our theatrical exhibition partners).

Nominations and Awards

Lionsgate and affiliated companies have distributed films that have earned 129 Academy Award® nominations and 32 wins, as well as numerous Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of nearly 17,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as STARZ, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, Grindstone Entertainment Group, Trimark and Roadside Attractions), as well as titles from third parties such as A24, A&E, AMC, Entertainment Studios, Saban Entertainment, StudioCanal, and Tyler Perry Studios. Home entertainment revenue consists of packaged media and digital revenue.

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

Digital Media

Lionsgate directly distributes content (including certain titles not distributed theatrically or on physical media) across a wide range of global distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide. Subscription video-on demand services to which we license our content include, among others, Netflix, Hulu, Amazon Prime, Peacock, Paramount+ and HBO Max; ad-supported video-on-demand services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, IMDb, and Pluto; and linear networks to which we distribute our content include, among others, pay television networks such as STARZ, EPIX, HBO and Showtime, and basic cable network groups such as NBCUniversal Cable Entertainment, Paramount Global Domestic Media Networks, Disney Media & Entertainment Distribution Networks, Turner Entertainment Networks, A+E Networks and AMC Networks, as well as Bounce, Telemundo and UniMás.

Fiscal 2022, like fiscal 2021, saw a continued shift in our release strategies due to a combination of the COVID-19 global pandemic and acceleration of secular trends already underway in the windowing of our motion picture product. With many theatres operating at limited capacity due to various state-by-state health restrictions, we leaned into hybrid theatrical/streaming, early PVOD models for some of our films and other dynamic windowing distribution models. Coupled with the surge in content demand across all home entertainment platforms, digital media consumption increased with three (3) of our titles, The Hitman’s Wife’s Bodyguard, The Courier and City of Lies, all reaching number one (1) on the iTunes movie charts, and three (3) of our titles, The Hitman’s Wife’s Bodyguard, City of Lies and Midnight on the Switchgrass, all debuting at number one (1) on the Comscore On-Demand Chart.

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

We license rights in all media on a territory-by-territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Silver Reel, Buzzfeed, Gold Circle Films, Ace Entertainment and other independent producers. Films licensed and/or released by us internationally in fiscal 2022 included such in-house productions as About My Father, American Underdog, Barb and Star Go to Vista Del Mar, Borderlands, Christmas is Canceled, John Wick: Chapter 4, Shotgun Wedding, Spiral, and Unbearable Weight of Massive Talent. Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2022 included Paradise Highway.

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

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. After a limited theatrical slate in fiscal 2021 due to the closure and limited re-opening of cinemas as a result of the COVID-19 pandemic, we were able to release more titles theatrically in fiscal 2022, as the industry began to recover and cinemas began to re-open in May 2021. We also, however, continued with our revised strategies for our titles, releasing on PVOD streaming platforms or by licensing directly to streaming services. Such titles and their release patterns included the following:

Fiscal 2022 Releases Lionsgate UK
Title	Release Date
Antebellum*	April 2, 2021
Wild Mountain Thyme**	April 30, 2021
Spiral: From the Book of Saw	May 17, 2021
Ammonite	May 17, 2021
The Outpost*	June 4, 2021
The Father	June 11, 2021
Made In Italy*	June 11, 2021
The Hitman’s Wife’s Bodyguard	June 18, 2021
The Courier	August 13, 2021
Ghost In The Shell (1995) (Re: 2021)	September 17, 2021
Dune (1984) (Re: 2021)	September 24, 2021
Mothering Sunday	November 12, 2021
Wrath of Man*	December 10, 2021
* Released on PVOD.
** Sold to streaming service.

Additionally, our office in India manages operations and growth opportunities in the South Asian/Indian sub-continent. Through our local office in Mumbai, we manage the following activities:

•License our feature films, television series, library content to local linear and digital platforms;
•Appoint and work closely with theatrical distribution partners to maximize box office for our films;
•Partner with local production companies, as well as develop in-house, Indian local language television series and feature films for distribution across other media platforms;
•Continue to expand our STARZ’s offering in the region and across emerging Asian markets (branded as Lionsgate Play), through our direct-to-consumer launch and in collaboration with telco partners, Amazon and Apple TV; and
•Explore investment opportunities throughout the South Asian and South East Asian media market.

Motion Picture - Other

Global Live, Interactive and Location Based Entertainment

Our Global Live, Interactive and Location Based Entertainment division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via licensing and launching live shows and experiences, location-based entertainment destinations, games, physical and digital merchandise, and through select strategic partnerships and investments.

Our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content. We have announced multiple live entertainment projects, including Wonder and Nashville for Broadway, as well as a live dance show inspired by our Step Up film franchise in partnership with Channing Tatum and Free Association.

Our Interactive Entertainment business focuses on growing a slate that includes games across PC/console, mobile, virtual reality and more, integration of our properties into with marquee games such as Call of Duty, Dead By Daylight and the upcoming Evil Dead: The Game, as well as NFT projects, including as part of a first look deal with Autograph.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. In January 2022, we opened an expansion of the Lionsgate zone at Motiongate Dubai which features two new roller coasters themed to our John Wick and Now You See Me franchises. Additionally, Escape Blair Witch opened in Las Vegas in August of 2021, and serves as an additional companion attraction to The Official Saw Escape, now in its fourth year of operation.

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

STUDIO BUSINESS: TELEVISION PRODUCTION

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

Television Production - Television

Lionsgate Television

Despite initial production delays and changes to future network release dates as a result of the ongoing COVID-19 global pandemic, we completed production on a number of television series. We currently produce, syndicate and distribute nearly 80 television shows on more than 35 networks (including programming produced by Pilgrim Media Group, of which we own a majority interest).

In fiscal 2022, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (see Starz Original Programming below for original programming that appears on our STARZ services), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2022
Scripted - Lionsgate
Title	Network
Acapulco	Apple
Black Mafia Family	Starz
Blindspotting	Starz
Dear White People	Netflix
Ghosts	CBS
Heels	Starz
Hightown	Starz
Home Economics	ABC
Julia Child	HBO Max
Love Life	HBO Max
Macgyver	CBS
Minx	HBO Max
Mythic Quest	Apple
Power Book II: Ghost	Starz
Power Book III: Raising Kanan	Starz
Power Book IV: Force	Starz
P-Valley	Starz
Run the World	Starz
Santa Inc.	HBO Max
Serpent Queen	Starz
Step Up	Starz
Swimming with Sharks	Roku
The First Lady	Showtime
Welcome to Flatch	Fox
Zoey's Extraordinary Playlist	NBC
Zoey's Extraordinary Christmas	Roku

Fiscal 2022
Unscripted - Lionsgate
Title	Network
De Viaje con los Derbez	Pantaya
Selling Sunset	Netflix
The Real Dirty Dancing	Fox

Fiscal 2022
Unscripted - Pilgrim Media Group
Title	Network
Ghost Hunters	Discovery
Hoffman Family Gold	Discovery
Horse for Dogs	Animal Planet
My Big Fat Fabulous Life	TLC
Renovation Impossible	Discovery
Street Outlaws	Discovery
Street Outlaws: America's List	Discovery
Street Outlaws: Farm Truck & AZN	Discovery
Street Outlaws: Fastest in America	Discovery
Street Outlaws: Gone Girl	Discovery
Street Outlaws: Memphis	Discovery
Street Outlaws: No Prep Kings Grudge Night	Discovery
The Ultimate Fighter	ESPN+
UFO Live	Discovery
Wicked Tuna	Nat Geo
Wicked Tuna Outer Banks	Nat Geo
Zombie Flippers	A&E

Fiscal 2022
Syndication - Debmar-Mercury
Title
Central Ave
Family Feud
Nick Cannon
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

After the pause in television production in fiscal 2021 due to the COVID-19 global pandemic, Lionsgate UK television programming (developed in-house and through Lionsgate UK’s interest and partnerships) that continued, began production, was produced or was broadcast in fiscal 2022, included the following:

Fiscal 2022 Television - Lionsgate UK
Title	Network	Partner(s)
The Pact	BBC Wales	Little Door
Motherland Series 3	BBC	BBC, Merman
The Goes Wrong Show Series 2	BBC	Mischief Screen, Big Talk, BBC
Son of a Critch	CBC	Project 10, CBC
The Pact Series 2	BBC	Little Door

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

Our flagship premium service STARZ had 21.0 million subscribers as of March 31, 2022 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released and library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Our services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Our app and online viewing platforms offer thousands of monthly movies and series episodes from studio partners, including first-run content, along with a growing line-up of successful original programming. Our services are offered directly to consumers via the STARZ app at www.starz.com or through our retail partners (such as Apple and Google) for a monthly fee, or by our distributors to their subscribers either at a fixed monthly price as part of a programming tier, package or bundle with other products or services, or on an a la carte basis.

The table below depicts our 17 existing linear services, their respective on-demand services, and the STARZ app, and highlights some of their key attributes.

STARZ	STARZ; STARZ CINEMA; STARZ ON DEMAND; STARZ COMEDY; STARZ EDGE; STARZ IN BLACK; STARZ KIDS & FAMILY	• Flagship network with 6 premium channels • All 6 channels offered in HD • Powerful original series and big hit movies • First-run output and library films • STARZ ON DEMAND: offers thousands of monthly selections, with hundreds of movies and approximately a thousand series episodes
STARZ ENCORE	STARZ ENCORE; STARZ ENCORE ACTION; STARZ ENCORE BLACK; STARZ ENCORE CLASSIC; STARZ ENCORE ESPAÑOL; STARZ ENCORE FAMILY; STARZ ENCORE SUSPENSE; STARZ ENCORE WESTERNS; STARZ ENCORE ON DEMAND	• 8 premium channel offerings • Favorite films and series across genre-themed channels • First-run and classic favorites • STARZ ENCORE ON DEMAND: offers thousands of monthly selections, with hundreds of movies and select series
movieplex	**movie**plex; **indie**plex; **movie**plex On Demand **HD**; **retro**plex	• 3 premium channel offerings • All 3 channels offered in HD • Variety of art house, independent films and classic movie library content • MOVIEPLEX ON DEMAND: offers hundreds of movies every month
THE **STARZ** APP	**STARZ** STREAM IT DOWNLOAD IT **WATCH IT**	• On-demand streaming and downloadable access to STARZ, STARZ ENCORE and MOVIEPLEX networks' content in a single destination app • The Starz app offers thousands of monthly titles that includes movies, originals series and other series episodes

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

This strategy, combined with a proven management team, will ensure Starz Networks’ services remain a “must have” for subscribers and a meaningful profit center for our distributors.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with our distributors. We earn revenue under these agreements either (i) based on amounts or rates tied to the total number of subscribers who receive our services or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates through 2026.

We work with our distributors to increase the number of subscribers to our services. To accomplish this, we may help fund the distributors’ efforts to market our services or may permit distributors to offer limited promotional periods with discounted or no payment of subscriber fees. We believe these efforts enhance our relationship with distributors, improve the awareness of our services and maximize subscribers and revenue over the term of these affiliation agreements.

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and certain of the agreements provide for annual contractual rate increases.

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
•Offers instant access to thousands of selections each month (including STARZ original series and commercial free movies); and
•Is available as an additional benefit to paying MVPD subscribers of the Starz Networks’ linear premium services.

Starz Original Programming

Starz Networks contracts with our Television Production segment and other independent production companies to produce original programming that appears on our Starz services.

Starz’s currently announced fiscal 2023 STARZ Originals line-up is as follows:

Title
Gaslit Season 1
Who Is Ghislaine Maxwell (limited series)
Becoming Elizabeth Season 1
P-Valley Season 2
Power Book III: Raising Kanan Season 2
Dangerous Liaisons Season 1
Serpent Queen Season 1
The BMF Documentary: Blowing Money Fast
Step Up Season 3
BMF Season 2
Party Down Season 3
Power Book II: Ghost Season 3
Total Episodes: 99

Starz’s fiscal 2022 STARZ Originals line-up was as follows:

Title
Confronting a Serial Killer Season 1
The Girlfriend Experience Season 3
Run the World Season 1
Little Birds (limited series)
Blindspotting Season 1
Power Book III: Raising Kanan Season 1
Heels Season 1
BMF Season 1
Hightown Season 2
Power Book II: Ghost Season 2
Power Book IV: Force Season 1
Shining Vale Season 1
Outlander Season 6
Total Episodes: 109

Lionsgate and Starz television programming have earned 241 Emmy® Award nominations including 38 wins, as well as numerous Golden Globe ® Awards, NAACP Awards, GLAAD Awards, Screen Actors Guild Awards nomination and wins.

Output and Content License Agreements

The majority of content on our services consists of movies that have been released theatrically. Starz has an exclusive multiyear output licensing agreement with Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for Summit label titles theatrically released in the U.S. starting January 1, 2023. Starz also has an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides Starz with rights to exhibit these films immediately following their pay-one windows. In addition, we continue to exhibit films under our exclusive Sony output agreement, which covers qualifying movies released theatrically in the U.S. by certain Sony labels through December 31, 2021.

Under these agreements, Starz has valuable exclusive rights to air these new movies on linear television services, on-demand or online during two separate windows, with at least one year between the first and second windows. Generally, except on a VOD or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz’s windows.

Starz also licenses first-run independent feature films acquired through U.S. and international film festivals and other sources as well as library content comprised of older, previously released theatrical movies from many of Hollywood’s major studios. In addition to theatrical movies, Starz licenses television series and other content from studios, production companies or other rights holders. The rights agreements for library content are of varying duration and generally permit Starz’s services to exhibit these movies, series and other programming during certain window periods.

A summary of significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements	Significant library programming agreements
Studio	Studio
Lionsgate	Paramount
Sony	Warner Bros
Universal	Twentieth Century Fox
MGM
Sony Pictures
Lionsgate
Universal

Our output agreements generally require us to pay for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be put to Starz each year). The amounts Starz pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Transmission

We currently uplink our programming for our linear services to non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under agreements that have termination dates in 2023. We currently are evaluating our options regarding transponder leasing arrangements following the expiration of the current agreements. We transmit to these satellites from our uplink center in Englewood, Colorado. We have made arrangements at a vendor’s facility to uplink our linear channels to these satellites in the event we are unable to do so from our uplink center.

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

Media Networks - Starz - International

Starz is available in 60+ countries outside the U.S. through our four (4) international branded services: STARZPLAY in Western Europe, Latin America and Japan; STARZ in Canada; LIONSGATE PLAY in India; and through our STARZPLAY Arabia joint venture in the Middle East and North Africa. These branded services are made available through OTT providers (such as Amazon and Apple), internet protocol television ("IPTV") providers (such as Airtel), PayTV companies (such as Izzi), on a direct-to-consumer basis, and cable and satellite providers in Canada only as a linear service. Across these services, Starz had 12.8 million subscribers as of March 31, 2022. The remainder of this section addresses the offerings operated by STARZPLAY in the 35-country footprint across Western Europe, Latin America and Japan.

International Strategy

STARPLAY is quickly growing its distribution by strategically positioning itself as a complementary pure-play premium content service offered at a competitive subscription price, made available through a diverse ecosystem of wholesale and retail distribution partners. Premium content that targets all adults is the foundation of our international content strategy. We believe this allows us to operate as a complementary service, not a direct competitor, with other higher priced, broad-based video services. STARZPLAY provides subscribers with access to STARZ original series, often airing day-and-date with the U.S., a rich and diverse library of television series, feature films and documentaries from Lionsgate and other Studios, and first-run, exclusive third-party programming, including locally produced television shows that align with the STARZ brand – STARZPLAY Originals. All content available on STARZPLAY is available with sub-titles and/or local language dubbing for each country.

Our distribution strategy is led with a wholesale model and supplemented through direct OTT retail sales. We expect to launch with additional wholesale partners and potentially deploy the STARZPLAY app in additional countries in the coming years.

Affiliation agreements

Our services are distributed pursuant to affiliation agreements with our distributors under a wholesale license, where STARZPLAY is sold as an a la carte channel or bundled within our distributors’ platforms, including Amazon and Apple, as well as local IPTV and Telco partners. Our wholesale distributors manage the technology and infrastructure associated with the exhibition of STARZPLAY in exchange for recurring license fees. Our affiliation agreements expire at various dates through 2026.

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

The STARZPLAY app is the single destination for direct OTT subscribers to stream on-demand or download our original series and movie content. The STARZPLAY app:

•Is currently available in eighteen (18) countries across Europe and Latin America, including France, Germany, Spain, the UK, Netherlands, Mexico, and Brazil, Argentina, etc.;
•Is offered directly via the STARZPLAY website or via retail storefronts such as the Apple Store, Play Store, Roku Channels, LG, and Amazon Fire;
•Includes a language toggle allowing users to select their preferred language for viewing;
•Offers instant access to approximately 1,000 selections each month (including original series and commercial free movies); and
•Is available for purchase as a standalone OTT service for £5.99 in the UK, €4.99 in Europe and ~$4.50 in Latin America.

STARZPLAY Programming

STARZPLAY contracts with our Television Production segment and other major content licensors to acquire first-run original scripted series and library films that appear on STARZPLAY.

STARZPLAY’s currently expected fiscal 2023 first-run STARZ Originals programming, which will be available to STARZPLAY across its footprint in Canada, Western Europe, Latin America and Japan, is as follows:

Title
Gaslit Season 1
Becoming Elizabeth Season 1
P-Valley Season 2
Power Book III: Raising Kanan Season 2
Dangerous Liaisons Season 1
Serpent Queen Season 1
BMF Documentary: Blowing Money Fast
Step Up Season 3
BMF Season 2
Party Down Season 3
Power Book II: Ghost Season 3
Total Episodes: 96

STARZPLAY’s currently expected fiscal 2023 first-run third-party programming and country availability is as follows:

Title	Countries Available	Distributor
Tokyo Vice Season 1	UK, Germany ("DE")	Endeavor
The Girl from Plainville	All markets ex. Canada ("CA")	NBCU
Sisi Season 1	Latin America ("LatAm")	Betafilm
Evil by Design	UK, DE, LatAm, Spain ("ES")	Blue Ant
Das Boot Season 3	France ("FR"), LatAm	NBCU
Faking Hitler	ES, Nordics	Fremantle
Euer Ehren	Nordics	SquareOne
Ramy Season 3	All markets ex. LatAm, Nordics	Lionsgate
Queer as Folk Season 1	All markets ex. Japan ("JP"), CA	NBCU
Doom Patrol Season 4	UK	WB
The Capture Season 2	DE, FR, Benelux, LatAm, Italy ("IT"), ES	NBCU
Gangs of London Season 2	FR, Benelux, LatAm, ES, JP	Pulse
The Head Season 2	UK, DE	MediaPro
Pennyworth Season 3	UK, DE, IT	WB
The Great Season 3	All markets ex. JP, Nordics, CA	Paramount
Total Episodes: 131

STARZPLAY’s currently expected fiscal 2023 first-run STARZPLAY Originals programming and country availability is as follows:

Title	Countries Available	Distributor
El Refugio Season 1	LatAm, ES	Fremantle
Toda la Sangre Season 1	LatAm	Spiral
All Those Things We Never Said	All markets ex. FR, JP, Nordics	StudioCanal
Nacho Season 1	LatAm, ES	Bambu
Yellow	LatAm, ES	The Immigrant
Total Episodes: 39

STARZPLAY’s fiscal 2022 first-run STARZ Originals programming was as follows:

Title
Confronting a Serial Killer Season 1
The Girlfriend Experience Season 3
Run the World Season 1
Blindspotting Season 1
Power Book III: Raising Kanan Season 1
Heels Season 1
BMF Season 1
Hightown Season 2
Power Book II: Ghost Season 2
Power Book IV: Force Season 1
Shining Vale Season 1
Total Episodes: 95

STARZPLAY’s fiscal 2022 first-run STARZPLAY Originals programming and country availability was as follows:

Title	Countries Available	Distributor
Mala Yerba	LatAm, ES	Sony
Express Season 1	LatAm, ES, FR, IT	MediaPro
Senorita ’89 Season 1	LatAm, ES	Fremantle
Total Episodes: 26

STARZPLAY’s fiscal 2022 first-run third-party programming and country availability was as follows:

Title	Countries Available	Distributor
Godfather of Harlem Season 2	UK, FR	Disney
It’s A Sin	DE, IT	All3Media
Love Life Season 1	DE	Lionsgate
Dr. Death Season 1	All markets ex. DE, CA	NBCU
Gigantes Season 1	Brazil	About Premium Content
Gigantes Season 2	Brazil	About Premium Content
Dr. Death: The Undoctored Story	UK, FR, Benelux, LatAm, ES	NBCU
Une Affaire Francaise	DE, ES	Federation
Vigil Season 1	CA	ITV
Doom Patrol Season 3	UK	WB
The Great Season 2	All markets ex. JP, CA	Paramount
Station Eleven	UK, DE	Paramount
Baptiste Season 2	DE, FR, LatAm	All3Media
Outlander Season 6	UK	Sony
Love Life Season 2	DE	Lionsgate
Killing Eve Season 4	DE	Endeavor
Total Episodes: 123

Significant multi-country library programming agreements include those with Studio Canal, Tele München Group, Sony, Universal and Lionsgate.

Regulatory Matters

Distribution of our programming services in non-U.S. jurisdictions may be subject to the laws of the jurisdictions in which they operate. The applicability and enforcement of laws in some non-U.S. jurisdictions can be inconsistent and unpredictable. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions could be impacted. There may be further material changes in the law and regulatory requirements.

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

Competitive Conditions

Our businesses operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural related activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary, film and television properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Likewise, our television product faces significant competition from independent distributors as well as major studios. Moreover, our networks compete with other programming networks for viewing and subscribership by each distributor’s customer base, as well as for carriage by such distributors. As a result, the success of any of our motion picture, television or media networks business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

Human Capital Management

Employees

As of May 20, 2022, we had 1,448 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Diversity Equity & Inclusion

We believe that embracing diversity, promoting a culture of inclusivity and accelerating the representation of women and historically excluded groups in our workforce is crucial to our success. Our Chief Diversity Officer partners with our leadership team across all of our businesses to effect changes in recruitment, hiring, promotions, policies and culture, and to orchestrate our Company-wide response to issues of inequality and workforce disparity.

We also maintain the following recruitment and hiring initiatives:

•Internship Programs: We maintain an internship program designed to increase inclusion across the entertainment industry by placing qualifying students in positions at Lionsgate and various other studios.
•Targeted Recruitment: We continue recruitment efforts that include collaborating with diverse partner organizations, college campus diversity organizations for underrepresented groups, as well as historically black colleges in our search for new employees and interns.
•Inclusive Hiring Process: We implement inclusive hiring practices to ensure that we are attracting the best talent in the industry through a more equitable, inclusive, and accessible approach. Key components of the framework include bias free job descriptions, inclusive hiring training, external diversity partners, diverse candidate slates, and diverse, cross-functional interview panels.
•Supplier Diversity Program: The mission of our Supplier Diversity Program is to actively establish relationships with diverse businesses and to continuously strive to increase spend with diverse suppliers, while delivering more competitive pricing, quality, service, innovation and creativity in procurement of services. We believe that this initiative increases the breadth of our vendor pool, while also encouraging the growth of diverse businesses.

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

Other Employee Benefits and Programs

We understand the importance of well-rounded and inclusive benefits and programs and are dedicated to providing our employees with unique offerings that meet their individual needs. With respect to benefits, we offer a comprehensive benefits package which includes family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. With respect to learning and engagement, we offer programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development program, mentorship, and additional programs to help support specific populations (e.g., minorities, women, parents, LGBTQ+) such as frequently hosting internal forums and expert panels in order to foster meaningful conversations and highlight diverse voices at Lionsgate and in the industry. We received the designation as a “Best Place to Work for LGBTQ Equality” for 2022.

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

Since fiscal 2020, the impacts associated with the ongoing COVID-19 global pandemic (including its variants), measures to prevent its spread, and the resulting economic uncertainty, affected our business in a number of ways. We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). Although film and television production have generally resumed, we continue to see disruption of production activities depending on local circumstances. We also cannot predict whether productions that have resumed will be paused again, the impact of incremental costs required to adhere to health and safety protocols, or if and when certain of our content will be released. Additionally, although theaters have reopened in certain locations subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. With reduced capacity, we are not able to accurately predict when theaters will re-open at scale, at what level consumers will return to movie theaters and the impact of a potentially crowded marketplace from movies which are awaiting theatrical release in the market. Fewer theatrical releases and production delays have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees and talent. All of these impacts could place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations. Due to the continued evolving and uncertain nature of this situation, we are not able to estimate the full extent of the impact on our operating results, cash flows and financial position, particularly over the near to medium term.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, including, for instance, because of delayed theatrical distribution of films as a result of the COVID-19 global pandemic and its effects, those costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

Changes in our business strategy, plans for growth or restructuring may increase our costs or otherwise affect our profitability.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic condition, including the volatility and uncertainty in financial markets as a result of the COVID-19 global pandemic and Russia’s invasion of Ukraine, may impair the value of our assets. When these occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in the international expansion of our business and in new business lines (e.g., our direct-to-consumer and licensed offerings). Some of these investments may have negative or low short-term returns and the ultimate prospects of the businesses may be uncertain or, in international markets, may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

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

We rely on a few major retailers and distributors to sell our packaged media and the loss of any of those could reduce our revenues and operating results.

A small number of other retailers and distributors account for a material percentage of our revenues in Home Entertainment for our Motion Picture segment. We do not have long-term agreements with retailers. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions, including, as a result of the COVID-19 global pandemic and its effects.

We depend on distributors that carry our STARZ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on favorable terms or at all.

STARZ currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2026. The largest distributors can have significant leverage in their relationship with certain programmers, including STARZ. Furthermore, STARZ depends on a limited number of major global partners to distribute its content internationally. The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming typically continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. STARZ may be unable to obtain renewals with our current distributors on acceptable terms, if at all. STARZ may also be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. The failure to renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which could materially adversely affect our business, financial condition, operating results, liquidity and prospects. Moreover, given the limited number of global partners, the loss of one more of STARZ global partners could materially adversely affect our international business, operating results, and growth prospects.

Increasing rates paid by distributors to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our STARZ services.

The amounts paid by distributors to certain programming networks for the rights to carry broadcast networks and sports networks have increased in recent years. As a result, distributors have passed on some of these increases to their subscribers. The rates that subscribers pay for programming from distributors continue to increase each year and these increases may impact our ability, as a premium subscription video provider, to increase or even maintain our subscriber levels and may adversely impact our revenue and earnings which could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Generally, the popularity of our programs depends on many factors, including the critical acclaim they receive, the format of their initial release, their talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. In addition, because a title’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities.

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

Global economic turmoil and regional economic conditions could adversely affect our business.

Global economic turmoil, such as that created by the COVID-19 global pandemic and its effects, and Russia’s invasion of Ukraine, including the indirect impacts as a result of sanctions and economic disruptions, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages, premium video programming packages and premium a la carte services on which our networks are typically carried. A reduction in spending may cause a decrease in subscribers to our networks, which could have a materially adverse impact on our business, financial condition, operating results, liquidity and prospects. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities.

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

Unforeseen business interruptions from circumstances or events out of our control could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, pandemics such as the COVID-19 global pandemic, and similar events beyond our control. Our headquarters are located in Southern California, which is subject to natural disasters such as earthquakes and wildfires. Delays caused by such natural disaster or weather impacts could adversely affect our ability to meet deadlines, could suspend production and may increase our costs. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations.

We also experienced a disruption to our business as a result of the COVID-19 global pandemic, which, in certain instances, increased our costs and delayed or suspended production of our programming. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, members, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our members, suppliers or vendors, or on our financial results. In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our content productions, we could see our business and results of operations negatively impacted.

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

STARZ’s programming is transmitted from STARZ’s uplink center in Englewood, Colorado. STARZ uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. STARZ’s uplink center is equipped with backup generator power and other redundancies. However, like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. STARZ has made arrangements at a third-party facility to uplink STARZ’s linear channels and services to STARZ’s satellites in the event STARZ is unable to do so from this facility. Additionally, STARZ currently has direct fiber connectivity to certain of STARZ’s distributors, which would allow continuous operation with respect to a significant segment of STARZ’s subscriber base in the event of a satellite transmission interruption. Notwithstanding these precautions, any significant or prolonged interruption of operations at STARZ’s facility, and any failure by STARZ’s third-party facility to perform as intended, would have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects. In addition, our success in the U.S. is dependent upon our continued ability to transmit STARZ’s programming to distributors through STARZ’s satellite uplink facility. STARZ has entered into long-term satellite transponder leases that expire in 2023 for carriage of the STARZ networks’ programming. These leases provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases to ensure continued carriage of STARZ programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a materially adverse effect on our business, financial condition, operating results, liquidity and prospects. Despite STARZ’s efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all.

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

We distribute content outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include: difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; the loss of one or more of the major global partners that we rely upon to distribute our programming internationally; laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; sanctions imposed on countries, entities and individuals with whom we conduct business (such as those imposed due to Russia’s invasion of Ukraine); the impact of trade disputes; anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations; changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds); censorship requirements that may cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or consumer dissatisfaction; regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction; inability to adapt our offerings successfully to differing languages, cultural tastes, and preferences in international markets; international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property; laws and policies relating to data privacy and security such as the European Union General Data Protection Regulation; establishing and protecting a new brand identity in competitive markets; financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; the instability of foreign economies and governments; currency exchange restrictions, export controls and currency devaluation risks in some foreign countries; the spread of communicable diseases (such as the COVID-19 global pandemic), which may impact business in such jurisdictions; and war and acts of terrorism (such as Russia’s invasion of Ukraine). For additional information about the data privacy and security laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations see, “Our activities are subject to a variety of stringent and changing obligations which may adversely impact our operations” and “Service disruptions or failures of the Company’s or our vendors’ information systems and networks” sections respectively.

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

Service disruptions or failures of the Company’s or our third-party service providers’ information systems and networks as a result of computer viruses, misappropriation of data or other bad acts, natural disasters, extreme weather, accidental releases of information or other similar events, may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to d loss of revenue or profit, loss of customers or sales and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal information, intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions

(such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Shutdowns or service disruptions of our information systems or network caused by power outages, natural disasters, extreme weather, terrorist attacks, pandemics (such as the COVID-19 global pandemic), wars (such as Russia’s invasion of Ukraine), or other similar events pose increasing risks. Shutdowns or disruption from such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data, release or threatened release of data publicly, misuse or threatened misuse of data, and damage to equipment and data. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover everything that could happen. Significant events could result in a disruption of our operations, reduced revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our business, damage to our reputation or brands or a loss of customers. We may not have adequate insurance coverage to compensate it for any losses associated with such events.

Our activities are subject to a variety of stringent and changing obligations which may adversely impact our operations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Privacy. The global legal and regulatory environment governing our collection, generation, use, storage, disclosure and transfer (commonly known as processing) of personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data is complex and continually evolving. In the ordinary course of our business, we collect and use the personal information of subscribers and potential subscribers through our websites and applications and those of third parties. Among other purposes, we use this information to engage with users, promote our programming, and monitor the use of our digital platforms. Our collection and use of personal information may subject us to a number of complicated domestic and foreign data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act and Connecticut passed the Data Privacy and Online Monitoring Act all four of which differ from the CPRA and become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal information. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we may be legally or contractually bound to comply.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal information to the United States could significantly and negatively impact our business operations; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. Complying with these and any future regulations, or related contractual or other obligations, may increase our operating costs and adversely impact our ability to market products and service customers, including through our STARZ direct-to-consumer business (which may be subject to additional consumer legal claims and increased regulation). Any actual or perceived failure to comply with these or any future regulations, or related contractual or other obligations, could disrupt our business, inhibit our ability to retain existing customers or attract new customers, lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach of contract, litigation (including class-related claims), additional reporting requirements and/or oversight; bans on processing personal information, orders to destroy or not use personal information and other significant costs, fines, penalties, or other liabilities, as well as harm to our reputation and market position. It is possible that increased domestic or foreign regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have an adverse effect on our business. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

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

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Given uncertainty around these rules, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Related To Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2022, we and our subsidiaries have corporate debt of approximately $2,482.7 million, production and related loan obligations of approximately $1,286.7 million, and $123.5 million outstanding under our senior secured amortizing term credit facility (the "IP Credit Facility") based on the collateral consisting solely of certain of the Company’s rights in certain library titles, including the Spyglass and other recently acquired libraries, and our Revolving Credit Facility together with Term Loan A and Term Loan B (the "Senior Credit Facilities") provide for unused commitments of $1.25 billion. On the same basis, approximately $1,482.7 million of such indebtedness is secured (excluding all of our production and related loan obligations and IP Credit Facility borrowings). Our high level of debt could have adverse consequences on our business, such as: making it more difficult for us to satisfy our obligations with respect to our notes and our other debt; limiting our ability to refinance such indebtedness or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; increasing our vulnerability to the COVID-19 global pandemic and its effects, economic downturns and adverse developments in our business; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities, production and related loans and advances under the IP Credit Facility, are at variable rates of interest; limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry; placing us at a competitive disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities and our 5.500% Senior Notes (the "Senior Notes"). Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the COVID-19 global pandemic and its effects. If our cash flow from operations declines significantly, including any decline related to the impact of the COVID-19 global pandemic, it could result in the inability to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 global pandemic and Russia's invasion of Ukraine, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, fluctuations in our leverage or cost of capital or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of the Senior Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Senior Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes. While the Senior Credit Facilities and the indentures that govern the Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

The Senior Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under the Senior Credit Facilities and Senior Notes; make loans or investments; incur liens; restrict dividends, loans or asset transfers from our restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios can be affected by events beyond our control, including the effects on our business from the COVID-19 global pandemic and related government actions and consumer behavior; as such, we may be unable to meet such financial ratios.

A breach of the covenants under the Senior Credit Facilities or the indenture that governs the Senior Notes, or nonpayment of any principal or interest due thereunder, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders under our revolving facility to terminate all commitments to extend further credit thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and advances under our production and related loans and IP Credit Facility are at variable rates of interest and expose us to interest rate risk, including in connection with the COVID-19 global pandemic and its effects, which could increase the cost of capital. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Upon the occurrence of certain change of control events, an event of default may occur under our Senior Credit Facilities and the holders of the Senior Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 23% of our voting stock and 11% of our non-voting common stock are “Permitted Holders” for purposes of the Senior Credit Facilities and the indentures that govern the Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the Senior Credit Facilities or the indenture that governs the Senior Notes, but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

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

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting (“BEPS”) project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy. For example, in response to the increasing globalization and digitalization of trade and business operations, OECD is working on a proposal as an extension of its BEPS project to establish a global minimum corporate taxation rate. The rules are designed to ensure that large multinational groups pay corporate income taxes at the minimum rate of 15% in the countries where they operate. The goal is for OECD members to enact domestic legislation implementing these rules by 2023.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. As discussed in more detail below, the U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Further, certain provisions of the Build Back Better Act passed by the House of Representatives but which failed to be enacted would have added new limitations on business interest deductions and tightened current rules on the base erosion and anti-abuse tax. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are increasingly scrutinizing the tax positions of companies and actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. For example, the U.K. has announced plans to increase its corporate tax rate from 19% to 25%, starting in April 2023. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California, 90404, where we occupy 192,584 square feet (per a lease that expires in August 2025).

In addition, we lease the following properties used by our Motion Picture, Television Production and Media Networks segments:

•280,000 square feet at 8900 Liberty Circle, Englewood, Colorado (per a lease that expires in December 2023);
•100,119 square feet at 6363 South Fiddler’s Green Circle, Greenwood Village, Colorado (per a lease that expires in September 2034);
•93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);
•60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);
•34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in February 2026);
•11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);
•7,500 square feet at Unit 502, Crest Audeus, Fun Republic Lane, Andheri West, Mumbai, India (per a lease that expires in August 2024);
•2,700 square feet at 27 West 24th Street, New York, New York (per a lease that expires in May 2023);
•1,968 square feet at 1235 Bay Street, Toronto, Ontario (per a lease that expires in December 2022);
•1,645 square feet at A6 Gonti Road, Beijing, China (per a lease that expires in December 2022); and
•975 square feet at 3 Boulevard Royal, Luxembourg City, Luxembourg (per a lease that expires in May 2024).

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
We have two (2) classes of common shares listed on the New York Stock Exchange ("NYSE"). Our Class A voting shares, no par value per share (the "Class A voting shares"), are listed on the NYSE under the symbol “LGF.A” and our Class B non-voting shares, no par value per share (the "Class B non-voting shares”), are listed on the NYSE under the symbol “LGF.B”.
Holders
As of May 20, 2022, there were approximately 529 and 711 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

    The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.

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

The following summary applies only to U.S. Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to a U.S. Holder that is a “financial institution” within the meaning of the mark-to-market rules contained in the ITA or to holders who have entered into a “dividend rental arrangement”, a “derivative forward agreement” or a “synthetic disposition arrangement” as these terms are defined in the ITA.

For purposes of the ITA, any amount relating to the acquisition, holding or disposition of common shares, including dividends, adjusted cost base and proceeds of disposition, must be expressed in Canadian dollars using the applicable rate of exchange (for purposes of the ITA) quoted by the Bank of Canada on the date such amounts arose, or such other rate of exchange as is acceptable to the Minister of Finance (Canada).

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

In addition to the Canadian withholding tax on actual or deemed dividends, a U.S. Holder also needs to consider the potential application of Canadian income tax on capital gains. A U.S. Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute “taxable Canadian property” of the holder for purposes of the ITA and such U.S. Holder is not entitled to relief under the Convention. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a U.S. Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Holder, persons with whom such U.S. Holder does not deal at arm's length, or the U.S. Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, interests in, or civil law rights in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a U.S. Holder from the disposition of common shares will generally not be subject to tax in Canada.

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

    No common shares were purchased by us during the three months ended March 31, 2022.

    Additionally, during the three months ended March 31, 2022, no Class A voting shares and 27,106 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

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
Stock Performance Graph

    The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2017 and ending March 31, 2022. All values assume that $100 was invested on March 31, 2017 in our common shares and each applicable index and all dividends were reinvested.

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

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/17
3/18
3/19
3/20
3/21
3/22
Lions Gate Entertainment Corporation-Class A
Lions Gate Entertainment Corporation-Class B
NYSE Composite
Dow Jones US Media Sector

*$100 invested on 3/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	3/17	3/18	3/19	3/20	3/21	3/22
Lions Gate Entertainment Corporation-Class A	$100.00	$97.59	$59.54	$23.15	$56.91	$61.86
Lions Gate Entertainment Corporation-Class B	$100.00	$99.14	$62.67	$23.16	$53.54	$62.38
NYSE Composite	$100.00	$111.00	$116.14	$96.72	$149.97	$163.63
Dow Jones US Media Sector	$100.00	$93.92	$105.10	$90.46	$159.14	$132.79

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

ITEM 6. SELECTED FINANCIAL DATA.
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2022 and 2021, and year-to-year comparisons between fiscal 2022 and fiscal 2021. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and is herein incorporated by reference.

Overview
Lionsgate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and a valuable collection of iconic film and television franchises. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
COVID-19 Global Pandemic

Since fiscal 2020, the economic, social and regulatory impacts associated with the ongoing COVID-19 global pandemic (including its variants), continued measures to prevent its spread, and the resulting economic uncertainty, have affected our business in a number of ways.
We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). Although film and television production have generally resumed, we continue to see disruption of production activities depending on local circumstances. We also cannot predict whether productions that have resumed will be paused again, or the impact of incremental costs required to adhere to health and safety protocols. Additionally, although the lifting of the quarantines have enabled many theaters to reopen, we are unable to predict how shifting government mandates or guidance regarding COVID-19 restrictions will impact patronage and theater capacity. In turn, production delays (and fewer theatrical releases) have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release, and have resulted in delays of release of new television content, including on our STARZ platform.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ responses regarding health matters going forward. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A. Risk Factors for further details.
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, certain incremental costs were incurred and expensed, as presented in the table below:

	Year Ended
	March 31,
	2022	2021	2020

COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(3.6)	$50.6	$46.0
Distribution and marketing expense(2)	0.2	16.9	4.2
Restructuring and other(3)	1.1	3.0	0.3
Total COVID-19 related charges (benefit)	$(2.3)	$70.5	$50.5
___________
(1)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries. In fiscal 2021 and 2020, these amounts also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In the fiscal year ended March 31, 2022, insurance recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense.
(2)Amounts reflected in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit.
(3)Amounts reflected in restructuring and other represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols and other incremental general and administrative costs associated with the COVID-19 global pandemic.

We expect to incur additional incremental costs related to the COVID-19 global pandemic in future periods, especially if there is a continued spread of recent and new variants. We are in the process of seeking additional insurance recovery for some of the costs already incurred and expect to seek insurance recovery for any additional incremental costs. The ultimate amount of insurance recovery cannot be estimated at this time. See further discussion in the Results of Operations section below.
The economic impact of the COVID-19 global pandemic and resulting societal changes will depend on numerous evolving factors that cannot be predicted with certainty. There are a number of ways in which these uncertainties resulting from the COVID-19 global pandemic have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses presented in the table above, lower revenues from the closure or reopenings of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs, or lower box office revenues from pre-pandemic levels due to shifts in viewing; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production, delivery and/or release; and while STARZ initially experienced an increase in viewership during the fiscal year ended March 31, 2021 of its content, future growth could be impacted by whether productions that have resumed will be paused again, and future consumer viewing patterns as the pandemic eases.
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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2022, 2021 and 2020.

Studio Business

Motion Picture: Our Motion Picture segment includes revenues derived from the following:
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
•Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets. In addition, when a license in our traditional pay television window is made to a subscription video-on-demand ("SVOD") or other digital platform, the revenues are included here.
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
Television Production: Our Television Production segment includes revenues derived from the following:
•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform.
•International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.
•Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.
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
Through March 31, 2021, our Media Networks segment also included revenues derived from Other Streaming Services, which represented revenues derived primarily from our formerly majority owned premium Spanish language streaming services business, Pantaya, which included subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, for approximately $123.6 million in cash. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. See Note 2 to our consolidated financial statements for further information.
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
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and premium video-on-demand ("Premium VOD") expense and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. Premium VOD expense represents the advertising and marketing cost associated with the Premium VOD release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising. Marketing costs for Media Networks includes advertising, consumer marketing, distributor marketing support and other marketing costs. In addition, distribution and marketing costs includes our Media Networks segment operating costs for the direct-to-consumer service, transponder expenses and maintenance and repairs.
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
The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the historical viewership patterns, anticipated number of exhibitions expected or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.
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
For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the fair value is determined based on the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks and, through March 31, 2021, Other Streaming Services) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 10 to our consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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

Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $1.7 million, $2.0 million and $3.6 million on our total revenue in the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
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
Goodwill and Indefinite-Lived Intangibles. At March 31, 2022, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2022, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $1.97 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessment:
For our annual goodwill impairment test for fiscal 2021, due to the increase in the market price of our common shares since our most recent previous quantitative impairment assessment at March 31, 2020, the performance of the Television and Media Networks reporting units in fiscal 2021, and the improvement of overall economic conditions associated with the COVID-19 pandemic as compared to fiscal 2020, we performed a qualitative assessment for all reporting units. This assessment included consideration of, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, performance and current and projected cash flows of our reporting units, and changes in our share price. Based upon our qualitative assessment, we concluded that it was more-likely-than-not that the fair value of our reporting units was greater than their carrying value.
For our annual goodwill impairment test for fiscal 2022, due to overall macroeconomic conditions, including the uncertainty of the longer-term economic impacts of the COVID-19 global pandemic, the competitive environment for subscribers and its impact on subscriber growth rates and our businesses, we performed a quantitative impairment assessment for all of our reporting units as of January 1, 2022. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 11.8%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our annual quantitative impairment assessment for fiscal 2022, the Company determined that one of our reporting units (Media Networks) was at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. The fair value analysis of our Media Networks reporting unit indicated that the fair value exceeded the related carrying value by approximately 10%.
We evaluated the sensitivity of our most critical assumptions used in the fair value analysis of our Media Networks reporting unit, including the discount rate, perpetual nominal growth rate and annual revenue growth rates. For our Media Networks reporting unit, we determined that an increase in the discount rate of up to 0.7% or a reduction of the perpetual nominal growth rate of up to 1.4% would not have impacted the test results, assuming no changes to other factors.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2022, we performed a qualitative impairment assessment of our indefinite-lived trade names. Based on the qualitative impairment assessment of our trade names, we concluded that it is more-likely-than-not that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors. The market-specific factors considered included recent projections of revenues and growth in OTT subscribers, both domestic and internationally, associated with the STARZ brand name. The Company also considered the macroeconomic impact including the uncertainty around the COVID-19 global pandemic, and the resulting uncertain long-term economic impact on discount rates and growth rates, as well as the impact from tax law changes inclusive of the reduction of the federal tax rate since the acquisition of Starz.
Finite-Lived Intangible Assets. At March 31, 2022, the carrying value of our finite-lived intangible assets was approximately $1.19 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.18 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2022 and fiscal 2021, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2022, we have a valuation allowance of $362.8 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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

RESULTS OF OPERATIONS
Fiscal 2022 Compared to Fiscal 2021
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2022 and 2021. The Media Networks segment results of operations for the fiscal year ended March 31, 2021 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of Other Streaming Services). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our consolidated financial statements for further information.

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$1,185.3	$1,081.1	$104.2	9.6%
Television Production	1,531.0	831.8	699.2	84.1%
Total Studio Business	2,716.3	1,912.9	803.4	42.0%
Media Networks	1,536.2	1,562.7	(26.5)	(1.7)%
Intersegment eliminations	(648.2)	(204.1)	(444.1)	217.6%
Total revenues	3,604.3	3,271.5	332.8	10.2%
Expenses:
Direct operating	2,064.2	1,725.9	338.3	19.6%
Distribution and marketing	861.0	719.3	141.7	19.7%
General and administration	475.4	486.6	(11.2)	(2.3)%
Depreciation and amortization	177.9	188.5	(10.6)	(5.6)%
Restructuring and other	16.8	24.7	(7.9)	(32.0)%
Gain on sale of Pantaya	—	(44.1)	44.1	n/a
Total expenses	3,595.3	3,100.9	494.4	15.9%
Operating income	9.0	170.6	(161.6)	(94.7)%
Interest expense	(176.0)	(181.5)	5.5	(3.0)%
Interest and other income	30.8	5.8	25.0	nm
Other expense	(10.9)	(6.7)	(4.2)	62.7%
Loss on extinguishment of debt	(28.2)	—	(28.2)	n/a
Gain on investments	1.3	0.5	0.8	160.0%
Equity interests loss	(3.0)	(6.1)	3.1	(50.8)%
Loss before income taxes	(177.0)	(17.4)	(159.6)	nm
Income tax provision	(28.4)	(17.1)	(11.3)	66.1%
Net loss	(205.4)	(34.5)	(170.9)	nm
Less: Net loss attributable to noncontrolling interest	17.2	15.6	1.6	10.3%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(188.2)	$(18.9)	$(169.3)	nm
_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues increased $332.8 million in fiscal 2022 reflecting an increase of $803.4 million from our Studio Business, offset by a decrease of $26.5 million from our Media Networks business, and an increase in intersegment eliminations, which primarily relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment.

Motion Picture revenue increased $104.2 million in fiscal 2022 due to a greater number of theatrical and international releases as theaters have reopened, increased television revenue, and increased digital media home entertainment revenue. These increases were offset partially by lower packaged media home entertainment revenue and other revenue. Motion Picture revenue included $38.0 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $18.2 million from fiscal 2021.
Television Production revenue increased $699.2 million due to increased intersegment revenues from the licensing of Starz original series, and a greater number of television episodes delivered to third-parties as compared to fiscal 2021, which was negatively impacted by the pausing of productions associated with the COVID-19 global pandemic. Television Production revenue included $610.2 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $425.9 million from fiscal 2021.
The increases in Television Production and Motion Picture revenue were partially offset by increased intersegment eliminations primarily associated with higher Television Production revenues for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
Media Networks revenue decreased $26.5 million reflecting a decrease of $50.3 million due to the sale of Pantaya on March 31, 2021, and a decrease of $18.0 million at Starz Networks, partially offset by increased revenue at STARZPLAY International of $41.8 million.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2022 and 2021:

	Year Ended March 31,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$547.1	46.2%	$508.3	47.0%	$38.8	7.6%
Television Production	1,373.9	89.7	676.5	81.3	697.4	103.1%
Total Studio Business	1,921.0	70.7	1,184.8	61.9	736.2	62.1%
Media Networks	747.9	48.7	677.5	43.4	70.4	10.4%
COVID-19 related charges	(3.6)	nm	50.6	nm	(54.2)	n/a
Other	44.4	nm	3.0	nm	41.4	nm
Intersegment eliminations	(645.5)	nm	(190.0)	nm	(455.5)	239.7%
	$2,064.2	57.3%	$1,725.9	52.8%	$338.3	19.6%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2022, due to higher Television Production and Motion Picture revenue, and higher Media Networks direct operating expense and other direct operating expense (as further described below), partially offset by lower COVID-19 related charges (as further described below). The increase in Television Production direct operating expense was partially offset by the increase in intersegment eliminations, which primarily relate to Television Production direct operating expense associated with licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment. The increase in Media Networks direct operating expense was driven by increases at STARZPLAY International of $52.1 million and at Starz Networks of $30.1 million. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, certain incremental costs were incurred and expensed and included in consolidated direct operating expense and excluded from segment direct operating expense. In fiscal 2022, direct operating expense included a benefit of $3.6 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. In fiscal 2021, the charges of $50.6 million include incremental costs associated with film impairment due to changes in performance expectations, the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of recent and new variants. We are in the process of seeking additional insurance recovery for some of the costs already incurred and expect to seek insurance recovery for any additional incremental costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In the fourth quarter of the fiscal year ended March 31, 2022, we performed a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment. As a result, we recorded certain programming and content charges of $36.9 million in fiscal 2022, which are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above.
Other direct operating expenses in the table above also includes $5.9 million representing charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, which are excluded from segment operating results but included in direct operating expense in the consolidated statements of operations.
In addition, the remaining amounts of "other" direct operating expenses in the table above consists of the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2022 and 2021:

	Year Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business
Motion Picture	$282.2	$171.0	$111.2	65.0%
Television Production	33.0	29.0	4.0	13.8%
Total Studio Business	315.2	200.0	115.2	57.6%
Media Networks	545.1	501.8	43.3	8.6%
COVID-19 related charges	0.2	16.9	(16.7)	n/a
Other	0.5	0.6	(0.1)	(16.7)%
	$861.0	$719.3	$141.7	19.7%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$153.3	$71.2	$82.1	115.3%

Distribution and marketing expenses increased in fiscal 2022 due to increased Motion Picture and Media Networks distribution and marketing expense. The increase in Motion Picture distribution and marketing expense is due to increased theatrical P&A related to more theatrical releases in fiscal 2022 as compared to fiscal 2021 due to the opening of theaters and completion of productions. The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks of $74.1 million due to increased spend on our Starz Originals and to drive growth in subscriptions and an increase in operating expense related to continued growth in the OTT service, and to a lesser extent, an increase at STARZPLAY International of $9.0 million, partially offset by a decrease of $39.8 million due to the sale of Pantaya on March 31, 2021. See further discussion in the Segment Results of Operations section below.
In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, during fiscal 2022 and 2021, we incurred $0.2 million and $16.9 million, respectively, in costs primarily related to contractual marketing spends for film releases and events that have been canceled or delayed and thus will provide no economic benefit. These charges are excluded from segment operating results. We may incur additional incremental costs for distribution and marketing expenses in future periods, depending on if there is a continued spread of recent and new variants.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2022 and 2021:

	Year Ended
	March 31,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$93.1		$106.2		$(13.1)	(12.3)%
Television Production	40.2		42.7		(2.5)	(5.9)%
Total Studio Business	133.3		148.9		(15.6)	(10.5)%
Media Networks	88.0		93.9		(5.9)	(6.3)%
Corporate	97.1		113.7		(16.6)	(14.6)%
	318.4	8.8%	356.5	10.9%	(38.1)	(10.7)%
Share-based compensation expense	98.3		82.9		15.4	18.6%
Purchase accounting and related adjustments	58.7		47.2		11.5	24.4%
Total general and administrative expenses	$475.4	13.2%	$486.6	14.9%	$(11.2)	(2.3)%

General and administrative expenses decreased in fiscal 2022, resulting from decreased Corporate, Motion Picture, Television Production and Media Networks general and administrative expenses, partially offset by increases in share-based compensation expense and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $16.6 million, or 14.6%, primarily due to a decrease in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the fiscal year ended March 31, 2022, as compared to the fiscal year ended March 31, 2021 is primarily due to an increase in the number of share-based payment awards incurring expense in fiscal 2022 as compared to fiscal 2021. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2022	2021
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense	$98.3	$82.9
Restructuring and other(1)	—	3.5
Direct operating expense	1.2	2.0
Distribution and marketing expense	0.5	0.6
Total share-based compensation expense	$100.0	$89.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $11.5 million, or 24.4%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.

Depreciation and Amortization Expense. Depreciation and amortization of $177.9 million for fiscal 2022 decreased $10.6 million from $188.5 million in fiscal 2021 due to lower amortization expense related to our customer relationship intangible assets.
Restructuring and Other. Restructuring and other decreased $7.9 million in fiscal 2022 as compared to fiscal 2021, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal year ended March 31, 2022 and 2021 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$4.6	$14.8	$(10.2)	(68.9)%
Accelerated vesting on equity awards (see Note 13 to our consolidated financial statements)	—	3.5	(3.5)	nm
Total severance costs	4.6	18.3	(13.7)	(74.9)%
COVID-19 related charges(2)	1.1	3.0	(1.9)	(63.3)%
Transaction and related costs(3)	11.1	3.4	7.7	226.5%
	$16.8	$24.7	$(7.9)	(32.0)%
_______________________
nm - Percentage not meaningful.
(1)Severance costs in the fiscal years ended March 31, 2022 and 2021 were primarily related to restructuring activities in connection with cost-saving initiatives.
(2)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the fiscal years ended March 31, 2022 and 2021 reflect transaction, integration and legal costs incurred associated with certain strategic transactions, restructuring activities and legal matters.
Gain on Sale of Pantaya. Gain on sale of Pantaya of $44.1 million for fiscal 2021 represents the gain before income taxes on the sale of the Company's former 75% majority interest in Pantaya on March 31, 2021. This gain amount is net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable goodwill accounting guidance. Pantaya was previously reflected in the Company's Media Networks segment (see the Segment Results of Operations section below). See Note 2 to our consolidated financial statements.
Interest Expense. Interest expense of $176.0 million in fiscal 2022 decreased $5.5 million from fiscal 2021 due to a lower average interest rate on the Senior Notes in fiscal 2022, and lower average balances on the term loans due to repurchases of the Term Loan B in fiscal 2022 and required repayments. These decreases were partially offset by an increase in other non-cash interest due to the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2022 and 2021:

	Year Ended
	March 31,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$6.6	$4.2
Term loans	33.1	38.1
Senior Notes	54.8	65.3
Other(1)	31.0	29.1
	125.5	136.7
Amortization of financing costs and other non-cash interest(2)	50.5	44.8
Total interest expense	$176.0	$181.5
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 18 to our consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our consolidated financial statements).
Interest and Other Income. Interest and other income of $30.8 million for the fiscal year ended March 31, 2022 compared to interest and other income of $5.8 million for the fiscal year ended March 31, 2021, due to insurance recoveries on prior shareholder litigation of $22.7 million in fiscal 2022 and other gains (see Note 17 to our consolidated financial statements).
Other Expense. Other expense of $10.9 million for fiscal 2022 compared to other expense of $6.7 million for fiscal 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 19 to our consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $28.2 million for fiscal 2022 related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, repurchases of the Term Loan B, and the termination of a portion of our revolving credit commitments. There was no comparable loss in fiscal 2021. See Note 7 to our consolidated financial statements.
Gain on Investments. Gain on investments of $1.3 million for fiscal 2022 compared to a gain on investments of $0.5 million for fiscal 2021.
Equity Interests Loss. Equity interests loss of $3.0 million in fiscal 2022 compared to equity interests loss of $6.1 million in fiscal 2021 due to lower losses from our equity method investees.

Income Tax Provision. We had an income tax provision of $28.4 million in fiscal 2022, compared to an income tax provision of $17.1 million in fiscal 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for fiscal 2022 was also impacted by an interest accrual on uncertain tax benefits, additional uncertain tax benefits related to state income taxes identified during state tax audits, and release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax provision for fiscal 2021 was also impacted by an interest accrual on uncertain tax benefits, and release of uncertain tax benefits due to the expiration of statutory limitations and settlements with tax authorities.

At March 31, 2022, we had U.S. net operating loss carryforwards of approximately $1,602.2 million available to reduce future federal income taxes which expire beginning in 2029 through 2042, state net operating loss carryforwards of approximately $910.6 million available to reduce future state income taxes which expire in varying amounts beginning 2023, Canadian loss carryforwards of $3.9 million which will expire beginning in 2028, Luxembourg loss carryforwards of $413.0 million which will expire beginning in 2036, and other foreign jurisdiction loss carryforwards of $12.8 million which will expire beginning in 2028. In addition, at March 31, 2022, we had U.S. credit carryforwards related to foreign taxes paid of approximately $76.8 million to offset future federal income taxes that will expire beginning in 2023.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2022 was $188.2 million, or basic and diluted net loss per common share of $0.84 on 224.1 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2021 of $18.9 million, or basic and diluted net loss per common share of $0.09 on 220.5 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, charges resulting from Russia's invasion of Ukraine, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. The reconciliation of segment profit to the Company's consolidated loss before income taxes is presented in Note 16 to the consolidated financial statements.
Segment Presentation
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues, gross contribution and segment profit of our collective Studio Business and Media Networks segment.

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)

Revenue
Studio Business
Motion Picture	$1,185.3	$1,081.1	$104.2	9.6%
Television Production	1,531.0	831.8	699.2	84.1%
Total Studio Business	$2,716.3	$1,912.9	$803.4	42.0%
Media Networks	1,536.2	1,562.7	(26.5)	(1.7)%
Intersegment eliminations	(648.2)	(204.1)	(444.1)	217.6%
	$3,604.3	$3,271.5	$332.8	10.2%
Gross Contribution
Studio Business
Motion Picture	$356.0	$401.8	$(45.8)	(11.4)%
Television Production	124.1	126.3	(2.2)	(1.7)%
Total Studio Business	$480.1	$528.1	$(48.0)	(9.1)%
Media Networks	243.2	383.4	(140.2)	(36.6)%
Intersegment eliminations	(2.7)	(14.1)	11.4	(80.9)%
	$720.6	$897.4	$(176.8)	(19.7)%
Segment Profit
Studio Business
Motion Picture	$262.9	$295.6	$(32.7)	(11.1)%
Television Production	83.9	83.6	0.3	0.4%
Total Studio Business	$346.8	$379.2	$(32.4)	(8.5)%
Media Networks	155.2	289.5	(134.3)	(46.4)%
Intersegment eliminations	(2.7)	(14.1)	11.4	(80.9)%
	$499.3	$654.6	$(155.3)	(23.7)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2022 and 2021:

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,185.3	$1,081.1	$104.2	9.6%
Expenses:
Direct operating expense	547.1	508.3	38.8	7.6%
Distribution & marketing expense	282.2	171.0	111.2	65.0%
Gross contribution	356.0	401.8	(45.8)	(11.4)%
General and administrative expenses	93.1	106.2	(13.1)	(12.3)%
Segment profit	$262.9	$295.6	$(32.7)	(11.1)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$153.3	$71.2	$82.1	115.3%

Direct operating expense as a percentage of revenue	46.2%	47.0%

Gross contribution as a percentage of revenue	30.0%	37.2%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2022 and 2021:

	Year Ended March 31,
	2022			2021(1)			Total Increase (Decrease)
	Lionsgate Original Releases(2)	Other Film(3)	Total	Lionsgate Original Releases(2)	Other Film(3)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$54.8	$10.5	$65.3	$9.3	$2.7	$12.0	$53.3
Home Entertainment
Digital Media	325.5	171.6	497.1	297.3	164.2	461.5	35.6
Packaged Media	64.7	50.3	115.0	81.8	57.7	139.5	(24.5)
Total Home Entertainment	390.2	221.9	612.1	379.1	221.9	601.0	11.1
Television	213.1	44.8	257.9	195.7	34.5	230.2	27.7
International	178.4	56.0	234.4	157.0	60.0	217.0	17.4
Other	9.1	6.5	15.6	14.9	6.0	20.9	(5.3)
	$845.6	$339.7	$1,185.3	$756.0	$325.1	$1,081.1	$104.2
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for fiscal 2021 have been conformed to the current fiscal year presentation.
(2)Lionsgate Original Releases: Includes titles originally planned for a wide theatrical release by Lionsgate, including titles that have changed from a planned wide theatrical release to an initial direct-to-streaming release. These releases include films developed and produced in-house, films co-developed and co-produced and films acquired or licensed from third parties. In addition, Lionsgate Original Releases also includes multi-platform and direct-to-platform motion pictures originally released or licensed by Lionsgate, and the licensing of our original release motion picture content to other ancillary markets (location-based entertainment, games, etc.).
(3)Other Film: Includes acquired and licensed brands and libraries originally released by other parties such as third-party library product, including our titles released by acquired companies prior to our acquisition of the company (i.e., Summit Entertainment library), and titles released with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.

Theatrical revenue increased $53.3 million in fiscal 2022, as compared to fiscal 2021, due to an increase of $45.5 million from Lionsgate Original Releases driven by a greater number of theatrical slate releases (The Hitman's Wife's Bodyguard, American Underdog, Spiral and Moonfall, among others), as theaters have reopened. In fiscal 2021, theaters were mostly closed due to circumstances associated with the COVID-19 global pandemic.
Home entertainment revenue increased $11.1 million, or 1.8%, in fiscal 2022, as compared to fiscal 2021, due to higher digital media revenue of $35.6 million, offset by lower packaged media revenue of $24.5 million. The increase in digital media revenue primarily related to a Lionsgate Original Release direct-to-platform (i.e., SVOD) motion picture licensing agreement in fiscal 2022.
Television revenue increased $27.7 million, or 12.0%, in fiscal 2022, as compared to fiscal 2021, due to an increase from Lionsgate Original Releases of $17.4 million due to a greater number of television windows opening for our theatrical slate titles (and revenue recognized) than in fiscal 2021. In addition, Other Film increased $10.3 million due to higher revenue from our acquired library titles.
International revenue increased $17.4 million, or 8.0%, in fiscal 2022, as compared to fiscal 2021 due to an increase from Lionsgate Original Releases of $21.4 million, offset by a decrease in Other Film of $4.0 million. The increase in Lionsgate Original Releases related to higher revenue in fiscal 2022 from our fiscal 2021 and 2020 theatrical slates, as compared to fiscal 2021, which had limited new significant theatrical releases due to circumstances associated with the COVID-19 global pandemic.
If the adverse economic impact and disruptions associated with the COVID-19 global pandemic improve, we currently expect that Motion Picture segment revenues will increase in fiscal 2023 as compared to fiscal 2022. The extent of the increase, if any, to Motion Picture segment revenues, will depend on, among other things, the duration and spread of the pandemic (including recent and new variants), the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19, and the discovery and spread of recent and new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, general global economic conditions, the rate at which theaters are able to re-open at scale, the rate of consumers' return to the theaters, and the impact of a potentially crowded marketplace from movies which are awaiting theatrical release in the market. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including continued delays in domestic and international theatrical distribution and production and the pausing of productions, which could impact Motion Picture segment revenues.
Direct Operating Expense. The increase in direct operating expenses is due to higher Motion Picture revenue. The slight decrease in direct operating expenses as a percentage of motion picture revenue was driven by the change in the mix of titles and product categories generating revenue in the current fiscal year as compared to the prior fiscal year. In particular, the decrease was due to the lower amortization rate of the fiscal 2022 theatrical slate titles generating revenue in the current fiscal year, as compared to the amortization rate of the fiscal 2021 theatrical slate titles in the prior fiscal year, which reflected higher investment in film write-downs. Investment in film write-downs included in Motion Picture segment direct operating expense in fiscal 2022 were $1.2 million, as compared to $19.4 million in fiscal 2021.
Distribution and Marketing Expense. The increase in distribution and marketing expense in fiscal 2022 is due to increased theatrical P&A and Premium VOD expense related to more theatrical releases in fiscal 2022 and P&A incurred in advance for films to be released in subsequent quarters, as compared to fiscal 2021, which was impacted by the closure of theaters as a result of circumstances associated with the COVID-19 global pandemic. In fiscal 2022, approximately $14.1 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters (The Unbearable Weight of Massive Talent, The Unbreakable Boy, The Devil's Light, Borderlands), compared to approximately $7.2 million in fiscal 2021 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2022 decreased $45.8 million, or 11.4%, as compared to fiscal 2021 due to higher Motion Picture distribution and marketing expense as a percentage of Motion Picture revenue, partially offset by higher Motion Picture revenue and slightly lower direct operating expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $13.1 million, or 12.3%, due to a decrease in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2022 and 2021:

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,531.0	$831.8	$699.2	84.1%
Expenses:
Direct operating expense	1,373.9	676.5	697.4	103.1%
Distribution & marketing expense	33.0	29.0	4.0	13.8%
Gross contribution	124.1	126.3	(2.2)	(1.7)%
General and administrative expenses	40.2	42.7	(2.5)	(5.9)%
Segment profit	$83.9	$83.6	$0.3	0.4%

Direct operating expense as a percentage of revenue	89.7%	81.3%

Gross contribution as a percentage of revenue	8.1%	15.2%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2022 and 2021:

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Television Production	(Amounts in millions)
Television	$1,094.5	$474.0	$620.5	130.9%
International	256.5	164.5	92.0	55.9%
Home Entertainment Revenue
Digital	85.1	127.1	(42.0)	(33.0)%
Packaged Media	6.9	5.7	1.2	21.1%
Total Home Entertainment Revenue	92.0	132.8	(40.8)	(30.7)%
Other	88.0	60.5	27.5	45.5%
	$1,531.0	$831.8	$699.2	84.1%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2022 as compared to fiscal 2021, due to an increase of $369.7 million from intersegment revenues from the licensing of Starz original series (Power Book III: Raising Kanan, Power Book IV: Force, High Town, Heels Season 1, BMF Season 1, Step Up: Highwater Season 3, among others) to Starz Networks, and an increase from a greater number of television episodes delivered to third-parties (Minx Season 1, Home Economics Season 2, Love Life Season 2, Acapulco Season 1, Dear White People Season 4, and Welcome to Flatch Season 1 among others). Fiscal 2021 was negatively impacted by disruptions associated with the COVID-19 global pandemic and the associated pausing of productions which resulted in the delay of television episodes delivered in fiscal 2021.
International revenue in fiscal 2022 increased $92.0 million, or 55.9%, as compared to fiscal 2021, due to an increase of of $41.0 million from intersegment revenues from the licensing of Starz original series (Power Book III: Raising Kanan Season 1, Heels Season 1, Power Book IV: Force Season 1) to STARZPLAY International, and revenue from third-parties in fiscal 2022 for Pam & Tommy Season 1, Dear White People Season 4, and Acapulco Season 1.
Home entertainment revenue in fiscal 2022 decreased $40.8 million, or 30.7%, as compared to fiscal 2021, due to digital media revenue in fiscal 2021 for the second syndication license of Mad Men Seasons 1 to 7 and digital media revenue for Power Season 6, which compared to digital media revenue in fiscal 2022 from Weeds Seasons 1 to 8 and Welcome to Flatch Season 1.
Other revenue increased in fiscal 2022 as compared to fiscal 2021, primarily due to revenue of 3 Arts Entertainment, which was negatively impacted in fiscal 2021 as a result of the COVID-19 global pandemic related disruptions.
While television production has resumed, the extent of the future impact on other revenue of the COVID-19 global pandemic is uncertain and will depend on film and television productions and releases fully returning to and remaining at pre COVID-19 levels.
If the adverse economic impact and disruptions associated with the COVID-19 global pandemic improve, we currently expect that Television Production segment revenues will increase in fiscal 2023 as compared to fiscal 2022. The extent of the increase to Television Production segment revenues, will depend on, among other things, the duration and spread of the pandemic (including recent and new variants), the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the continued effectiveness of actions taken to contain or mitigate the outbreak (including the availability, effectiveness and/or public acceptance of any FDA-approved COVID-19 vaccines), potential resurgences of COVID-19, and the discovery and spread of recent and new variants of the virus which could result in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19, and general global economic conditions. The evolving and uncertain nature of the situation could result in further interruptions to our operations, including continued delays in domestic and international distribution and production throughout the U.S., Canada and worldwide, and the pausing of productions, which could impact Television Production segment revenues.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2022 increased $697.4 million, or 103.1%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in fiscal 2022 as compared to fiscal 2021, and in particular, fiscal 2022 included a greater number of newer shows in which direct operating expense is typically higher as a percentage of revenue. Due to the increase in cost associated with production and changes in season orders, fiscal 2022 also included increased write-downs to fair value of investment in film and television programs amounting to $34.9 million in aggregate, as compared to $10.3 million in fiscal 2021. This compared to lower direct operating expenses as a percentage of television revenue in fiscal 2021, which included significant revenue from Mad Men, which has a lower amortization rate relative to the amortization rate of the Television Production segment, and fiscal 2021 included fewer deliveries of newer shows primarily associated with the pausing of productions due to the COVID-19 global pandemic related disruptions.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2022 decreased slightly by $2.2 million as compared to fiscal 2021 on significantly higher revenue which was offset by higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $2.5 million, or 5.9%, due to a decrease in incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2022 and 2021. The Media Networks segment results of operations for fiscal 2021 included our formerly majority owned premium Spanish language streaming services business, Pantaya (representing substantially all of our former Other Streaming Services product line). We sold our interest in Pantaya on March 31, 2021. See Note 2 to our consolidated financial statements for further information.

	Year Ended
	March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,536.2	$1,562.7	$(26.5)	(1.7)%
Expenses:
Direct operating expense	747.9	677.5	70.4	10.4%
Distribution & marketing expense	545.1	501.8	43.3	8.6%
Gross contribution	243.2	383.4	(140.2)	(36.6)%
General and administrative expenses	88.0	93.9	(5.9)	(6.3)%
Segment profit	$155.2	$289.5	$(134.3)	(46.4)%

Direct operating expense as a percentage of revenue	48.7%	43.4%

Gross contribution as a percentage of revenue	15.8%	24.5%

The following table sets forth the Media Networks segment profit by product line:

	Year Ended			Year Ended
	March 31, 2022			March 31, 2021
	Starz Networks	STARZPLAY International	Total Media Networks	Starz Networks	STARZPLAY International	Other Streaming Services	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,428.9	$107.3	$1,536.2	$1,446.9	$65.5	$50.3	$1,562.7
Expenses:
Direct operating expense	606.8	141.1	747.9	576.7	89.0	11.8	677.5
Distribution & marketing expense	437.9	107.2	545.1	363.8	98.2	39.8	501.8
Gross contribution	384.2	(141.0)	243.2	506.4	(121.7)	(1.3)	383.4
General and administrative expenses	63.7	24.3	88.0	68.0	18.3	7.6	93.9
Segment profit	$320.5	$(165.3)	$155.2	$438.4	$(140.0)	$(8.9)	$289.5

Subscriber Data. The number of period-end service subscribers is a key metric which management uses to evaluate a non-ad supported subscription video service. We believe this key metric provides useful information to investors as a growing or decreasing subscriber base is a key indicator of the health of the overall business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include fixed fees, rates per basic video household or a rate per STARZ subscriber. The table below sets forth, for the periods presented, subscriptions to our Media Networks and STARZPLAY Arabia services.

	March 31,	March 31,
	2022	2021
	(Amounts in millions)
Starz Domestic
Linear Subscribers	9.5	10.9
OTT Subscribers	11.5	10.0
Total	21.0	20.9
STARZPLAY International
Linear Subscribers	1.8	1.9
OTT Subscribers	11.0	4.9
Total	12.8	6.8
Total Starz
Linear Subscribers	11.3	12.8
OTT Subscribers	22.5	14.9
Total Starz	33.8	27.7
STARZPLAY Arabia(1)	2.0	1.8
Total Domestic and International Subscribers(2)	35.8	29.5

Subscribers by Platform:
Linear Subscribers	11.3	12.8
OTT Subscribers(2)(3)	24.5	16.7
Total Global Subscribers(2)	35.8	29.5
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)Due to the March 31, 2021 sale of Pantaya, total domestic and international subscribers, OTT subscribers and total global subscribers amounts exclude Pantaya as of March 31, 2022 and 2021.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
Revenue. Media Networks revenue decreased $26.5 million reflecting a decrease of $50.3 million due to the sale of Pantaya on March 31, 2021, and a decrease of $18.0 million at Starz Networks, partially offset by increased revenue at STARZPLAY International of $41.8 million as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since March 31, 2021. Starz Networks' revenue decreased as a result of declines in revenue of $131.8 million from traditional linear services, which were mostly offset by higher OTT revenue of $111.9 million resulting from increased subscriptions.
During fiscal 2022 and fiscal 2021, the following original series premiered on STARZ:

Year Ended March 31, 2022		Year Ended March 31, 2021
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
The Girlfriend Experience Season 3	May 2, 2021	Vida Season 3	April 26, 2020
Run the World Season 1	May 16, 2021	Hightown Season 1	May 17, 2020
Blindspotting Season 1	June 13, 2021
Second Quarter:		Second Quarter:
Power Book III: Raising Kanan Season 1	July 18, 2021	P-Valley Season 1	July 12, 2020
Heels Season 1	August 15, 2021	Power Book II: Ghost	September 6, 2020
BMF - Black Mafia Family Season 1	September 26, 2021
Third Quarter:(1)		Third Quarter:(2)
Hightown Season 2	October 17, 2021	The Spanish Princess Season 2	October 11, 2020
Power Book II: Ghost Season 2	November 21, 2021	Seduced: Inside the NXIVM Cult	October 18, 2020
Fourth Quarter:		Fourth Quarter:
Power Book IV: Force Season 1	February 6, 2022	American Gods Season 3	January 10, 2021
Outlander Season 6	March 6, 2022	Men in Kilts	February 14, 2021
Shining Vale Season 1	March 6, 2022	The Gloaming	March 21, 2021
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
The increase in Media Networks direct operating expenses is due to increases at STARZPLAY International of $52.1 million, and at Starz Networks of $30.1 million in fiscal 2022. These increases were partially offset by a decrease of $11.8 million due to the sale of Pantaya on March 31, 2021. Direct operating expenses at STARZPLAY International increased as a result of the continued expansion of STARZPLAY International. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $123.3 million due to a higher number of, and more expensive, series premieres, partially offset by lower programming amortization of $91.6 million related to theatrical releases under our programming output agreements.
The increase in Media Networks distribution and marketing expense is due to an increase of $74.1 million at Starz Networks due to increased spend on our Starz Originals and increased spend to drive growth in our subscriptions and an increase in operating expense related to continued growth in the OTT service, and an increase of $9.0 million at STARZPLAY International due primarily to increased advertising and marketing to drive growth in subscribers. These increases were partially offset by a decrease of $39.8 million due to the sale of Pantaya on March 31, 2021.
Gross Contribution. The decrease in gross contribution compared to fiscal 2021 was due to decreases at Starz Networks of $122.2 million and STARZPLAY International of $19.3 million, driven by higher direct operating expense and distribution and marketing expense, partially offset by higher STARZPLAY International revenue, all as described above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in fiscal 2022 decreased from fiscal 2021, driven by decreases of $7.6 million due to the sale of Pantaya on March 31, 2021, and $4.3 million at Starz Networks, offset by an increase of $6.0 million at STARZPLAY International.

Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in fiscal 2022 were provided principally through cash generated from operations, corporate debt, our production and related loans, IP Credit Facility and other financing obligations (as further discussed below), and the monetization of trade accounts receivable. As of March 31, 2022, we had cash and cash equivalents of $371.2 million.
Corporate Debt
Our corporate debt at March 31, 2022, excluding production and related loans and the IP Credit Facility discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at March 31, 2022) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility, of which a portion of its outstanding loans, amounting to $444.9 million at March 31, 2022 is due April 2026 (the "2026 Term Loan A") and a portion of its outstanding loans, amounting to $193.6 million at March 31, 2022 was due March 2023 (the "2023 Term Loan A" and together with the 2026 Term Loan A, the "Term Loan A"). In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million (see Note 21 to our consolidated financial statements for subsequent events).
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $844.2 million outstanding at March 31, 2022.
•Senior Notes: We have $1.0 billion outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at March 31, 2022.

See Note 7 to our consolidated financial statements for a discussion of our corporate debt.
Production and Related Loans, IP Credit Facility and Other Financing Obligations
We utilize our production and related loans, IP Credit Facility and other financing obligations to fund our film and television productions or licenses. Our production and related loans, IP Credit Facility and other financing obligations at March 31, 2022 include the following:
•Production and Related Loans: Production and related loans include individual loans for the production or license of film and television programs that we produce or license and amounts outstanding under our $235.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). At March 31, 2022, there was $1,286.7 million outstanding of production and related loans.

•IP Credit Facility and Other Financing Obligations: In July 2021, as amended on September 30, 2021, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2026 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $140.0 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At March 31, 2022, there was $123.5 million outstanding under our IP Credit Facility.

On March 31, 2022 certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Investment Grade Receivables (IGR) Facility") based on collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the IGR Facility is $125.0 million, subject to the amount of eligible collateral contributed to the facility. The IGR Facility revolving period finishes on March 31, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years and 90 days after the revolving period ends, currently June 28, 2027. As of March 31, 2022, there were no amounts outstanding under the IGR Facility, however, on April 1, 2022, the Company received $125.0 million under the IGR Facility. See Note 21 to our consolidated financial statements for Subsequent Events.
See Note 8 to our consolidated financial statements for a discussion of our production and related loans, IP Credit Facility and other financing obligations.

Uses of Cash
Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method or other equity investments, quarterly cash dividends when declared, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of or investment in businesses.
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $321.2 million as of March 31, 2022 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 11 to our consolidated financial statements).
•3 Arts Entertainment. The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable beginning May 29, 2023, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period.
•Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the noncontrolling interest were extended and modified, such that the noncontrolling interest holder has a right to put and the Company has a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. In addition, the noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended.
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We expect to continue to increase our investments in film and television programs and film and programming rights acquisitions. In addition, the launch of the Company's STARZPLAY international service has and will require capital investment as the service expands to other international territories.

In the short-term, we currently expect that our cash requirements for productions and marketing spends will increase in fiscal 2023 as compared to fiscal 2022, due to the expected increase in film and television programs, productions or acquisitions in fiscal 2023.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and IGR Facility and other financing obligations, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, production and related loans, government incentive programs, film funds, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our IGR Facility, and other financing obligations. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to the COVID-19 global pandemic, inflation and rising interest rates has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related and other obligations. The following table sets forth our significant contractual and other obligations as of March 31, 2022 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2022 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A(1)	638.5	210.3	428.2
Term Loan B	844.2	12.5	831.7
5.500% Senior Notes	1,000.0	—	1,000.0
Film related and other obligations(2)	1,688.6	951.1	737.5
Operating lease obligations(3)	200.7	41.4	159.3
	4,372.0	1,215.3	3,156.7
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	793.2	510.9	282.3
Interest payments on corporate debt(5)	591.8	118.0	473.8
Other contractual obligations	387.9	147.5	240.4
	1,772.9	776.4	996.5
Total future repayment of debt and other commitments under contractual obligations (6)	$6,144.9	$1,991.7	$4,153.2
 ___________________

(1)See Note 7 to our consolidated financial statements for further information on our corporate debt. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest (see Note 21 to our consolidated financial statements for subsequent events).
(2)Film related and other obligations include program rights and film obligations, production and related loans, and our IP Credit Facility, included on the consolidated balance sheets. See Note 8 to our consolidated financial statements for further information. On April 1, 2022, the Company received $125.0 million under the IGR Facility, due beyond 12 months, not reflected in the amounts above (see Note 21 to our consolidated financial statements for subsequent events).
(3)See Note 9 to our consolidated financial statements for further information on leases.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition. See Note 17 to our consolidated financial statements for further information.
(5)Includes cash interest payments on our corporate debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $321.2 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11 to our consolidated financial statements).

We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. We do not license films produced by Sony Pictures Animation. The programming fees to be paid by us to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We also have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their pay-one windows. We are unable to estimate the amounts to be paid under the Universal agreement for films that have not yet been released in theaters, however, such amounts are expected to be significant.

In addition, as of March 31, 2022, we had gross unrecognized tax benefits of $70.2 million. We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. However, we estimate the liability for unrecognized tax benefits will decrease in the next twelve months by $79.9 million as a result of projected audit settlements in certain jurisdictions.

For additional details of commitments and contingencies, see Note 17 to our consolidated financial statements.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2022, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2022, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the fiscal year ended March 31, 2022, the Company did not repurchase any common shares.
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

Capacity to Pay Dividends. At March 31, 2022, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $205.4 million and accumulated deficit of $369.7 million were deemed free of restrictions from paying dividends at March 31, 2022.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $142.0 million for the fiscal year ended March 31, 2022 and increased by $206.3 million for the fiscal year ended March 31, 2021, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the fiscal years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
	2022	2021	Net Change
	(Amounts in millions)
Operating Activities:
Operating income	$9.0	$170.6	$(161.6)
Depreciation and amortization	177.9	188.5	(10.6)
Amortization of films and television programs and program rights	1,567.7	1,189.8	377.9
Non-cash share-based compensation	100.0	89.0	11.0
Gain on sale of Pantaya	—	(44.1)	44.1
Cash interest	(125.5)	(136.7)	11.2
Interest and other income and expense, net	19.9	(0.9)	20.8
Current income tax provision	(30.1)	(13.7)	(16.4)
Other amortization	92.5	73.2	19.3
Cash flows from operations before changes in operating assets and liabilities	1,811.4	1,515.7	295.7

Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(256.9)	133.9	(390.8)
Investment in films and television programs and program rights	(2,211.7)	(1,616.7)	(595.0)
Accounts payable and accrued liabilities	1.4	32.7	(31.3)
Other changes in operating assets and liabilities	(5.1)	(66.1)	61.0
Changes in operating assets and liabilities	(2,472.3)	(1,516.2)	(956.1)
Net Cash Flows Used In Operating Activities	$(660.9)	$(0.5)	$(660.4)

Cash flows used in operating activities for the fiscal year ended March 31, 2022 were $660.9 million compared to cash flows used in operating activities of $0.5 million for the fiscal year ended March 31, 2021. The increase in cash used in operating activities is due to greater cash used from changes in operating assets and liabilities as shown above, partially offset by increased cash flows from operations before changes in operating assets and liabilities, which includes the receipt of $22.7 million from insurance recoveries on prior shareholder litigation reflected in the interest and other income and expense, net line item above. The greater use of cash from changes in operating assets and liabilities was driven by increased cash used for investment in films and television programs and program rights due to increased production activity in fiscal 2022 as compared to fiscal 2021, which was impacted by the pausing of productions associated with the COVID-19 global pandemic, and increases in accounts receivable, net and other assets. In addition, cash flows used in operating activities for the fiscal year ended March 31, 2022 included a net use of cash of approximately $151.4 million from the monetization of accounts receivables programs, as compared to a net benefit of approximately $46.4 million for the year ended March 31, 2021 (see Note 19 to our consolidated financial statements).

Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
	2022	2021
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of Pantaya	$123.6	$—
Proceeds from the sale of other investments	1.5	4.1
Investment in equity method investees and other	(14.0)	(0.2)
Distributions from equity method investees	7.2	—
Acquisition of assets (film library and related assets)	(161.4)	—
Increase in loans receivable	(4.3)	—
Capital expenditures	(33.1)	(35.0)
Net Cash Flows Used In Investing Activities	$(80.5)	$(31.1)
Cash flows used in investing activities of $80.5 million for the fiscal year ended March 31, 2022 compared to cash flows used in investing activities of $31.1 million for the fiscal year ended March 31, 2021, primarily due to cash used for the acquisition of a film library and related assets and investment in equity method investees and other as reflected above, offset by proceeds from the sale of Pantaya (see Note 2 to our consolidated financial statements) during the fiscal year ended March 31, 2022.
Financing Activities. Cash flows provided by financing activities for the fiscal years ended March 31, 2022 and 2021 were as follows:

	Year Ended March 31,
	2022	2021
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$2,448.4	$200.0
Debt - repurchases and repayments	(2,693.9)	(267.6)
Net repayments and repurchases of debt	(245.5)	(67.6)

Production and related loans - borrowings, net of debt issuance costs	1,043.2	392.5
Production and related loans - repayments	(256.1)	(53.0)
Net proceeds from production and related loans	787.1	339.5

IP Credit Facility and other financing advances, net of debt issuance costs	210.2	—
IP Credit Facility and other financing repayments	(91.5)	—
Net proceeds from IP Credit Facility and other financing	118.7	—

Repurchase of common shares	—	(2.2)
Other financing activities	(60.9)	(31.8)
Net Cash Flows Provided By Financing Activities	$599.4	$237.9
Cash flows provided by financing activities of $599.4 million for the fiscal year ended March 31, 2022 compared to cash flows provided by financing activities of $237.9 million for the fiscal year ended March 31, 2021.
Cash flows provided by financing activities for fiscal 2022 primarily reflects net production and related loan borrowings of $787.1 million as production activity increased in fiscal 2022, and the net IP Credit Facility and other financing advances of $118.7 million, offset by net debt repayments and repurchases of $245.5 million (discussed below). In addition, other financing activities in fiscal 2022 includes $28.5 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 18 to our consolidated financial statements), and $35.1 million for tax withholding required on equity awards. Net debt repayments and repurchases of $245.5 million in fiscal 2022 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:

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
•During fiscal 2022, the Company also completed a series of repurchases of the Term Loan B and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.
Cash flows provided by financing activities for fiscal 2021 primarily reflects net production and related loan borrowings of $339.5 million as production activity increased in the third and fourth quarters of fiscal 2021, and net debt repayments of $67.6 million. In addition, other financing activities in fiscal 2021 includes $22.3 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 18 to our consolidated financial statements), $7.7 million for tax withholding required on equity awards, and cash used for the repurchase of common shares of $2.2 million.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 12 to our consolidated financial statements, remaining performance obligations were $1.8 billion at March 31, 2022 (March 31, 2021 - $1.6 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.3 billion at March 31, 2022 (March 31, 2021 - $1.2 billion), respectively.

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
Interest Rate Risk. At March 31, 2022, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 18 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, certain production and related loans, our Production Tax Credit Facility and our IP Credit Facility, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable LIBOR in effect as of March 31, 2022, each quarter point change in interest rates would result in a $2.6 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest individual production and related loans incur primarily LIBOR and SOFR-based interest at a weighted average rate of approximately 3.00%, including applicable margins ranging from 1.75% over a LIBOR rate to 3.00% over a LIBOR rate, or 1.75% over a SOFR rate to 3.25% over a SOFR rate, each depending on the respective LIBOR or SOFR term. A quarter point increase of the interest rates on the outstanding principal amount of our variable rate individual production and related loans would result in $3.1 million in additional costs capitalized to the respective film or television asset.
The applicable margin with respect to advances under the Production Tax Credit Facility is a percentage per annum equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months) plus 1.50% per annum. Assuming the Production Tax Credit Facility is utilized up to its maximum capacity of $235.0 million, based on the applicable SOFR in effect as of March 31, 2022, each quarter point change in interest rates would result in a $0.6 million change in annual net interest expense on the Production Tax Credit Facility.
The applicable margin with respect to advances under the IP Credit Facility is a percentage per annum equal to a LIBOR rate plus 2.25%. Based on the applicable LIBOR in effect as of March 31, 2022, each quarter point change in interest rates on the outstanding amount under the IP Credit Facility would result in a $0.3 million change in annual net interest expense on the IP Credit Facility.
At March 31, 2022, our 5.500% Senior Notes had an outstanding carrying value of $965.8 million, and an estimated fair value of $962.5 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $52.9 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $49.5 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2022:

		Year Ended March 31,						Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	March 31, 2022
			(Amounts in millions)

Variable Rates(1):
Revolving Credit Facility(2)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(2)(3)	210.3	28.9	41.1	44.5	313.7	—	638.5	625.7
Average Interest Rate	2.20%	2.20%	2.20%	2.20%	2.20%	—
Term Loan B(2)	12.5	12.5	819.2	—	—	—	844.2	828.3
Average Interest Rate	2.70%	2.70%	2.70%	—	—	—
Production and related loans(4)	732.9	190.1	363.7	—	—	—	1,286.7	1,286.7
Average Interest Rate	3.16%	2.53%	1.28%	—	—	—
IP Credit Facility(5)	27.1	25.4	26.3	26.3	18.4	—	123.5	123.5
Average Interest Rate	2.70%	2.70%	2.70%	2.70%	2.70%	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	1,000.0	1,000.0	962.5
Average Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(6)
Variable to fixed notional amount	—	—	300.0	—	500.0	900.0	1,700.0	(25.8)
 ____________________
(1)On April 1, 2022, the Company received $125.0 million under the IGR Facility, not reflected in the amounts above (see Note 8 and Note 21 to our consolidated financial statements for further information).
(2)The effective interest rate in the table above is before the impact of interest rate swaps.
(3)In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest (see Note 21 to our consolidated financial statements for subsequent events).
(4)Production and related loans include individual loans for the production of film and television programs that the Company produces or licenses and the Company's Production Tax Credit Facility. Production Tax Credit Facility amounts represent outstanding amounts under our Production Tax Credit Facility at March 31, 2022, and the repayment date represents the maturity date of the Production Tax Credit Facility (January 27, 2025), however net advances and payments under the Production Tax Credit Facility can fluctuate depending on the amount of collateral available.
(5)IP Credit Facility amounts represent outstanding amounts under our IP Credit Facility at March 31, 2022, and repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable.
(6)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 1.840% to 2.915% with maturities beginning in March 2025 through March 2030. See Note 18 to our consolidated financial statements.

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

As of March 31, 2022, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2022.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2022, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements and the related notes and schedule listed in the Index at Item 15(a) and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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
May 26, 2022

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2022.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2022
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2022:
Reserves:
Returns and allowances	$26.1	$44.4	$—		$(51.2)	(2)	$19.3
Provision for doubtful accounts	$6.5	$5.3	$—		$(0.3)	(3)	$11.5
Deferred tax valuation allowance	$350.9	$40.4	$(28.5)	(4)	$—		$362.8

Year Ended March 31, 2021:
Reserves:
Returns and allowances	$33.7	$53.3	$—		$(60.9)	(2)	$26.1
Provision for doubtful accounts	$9.3	$(2.5)	$—		$(0.3)	(3)	$6.5
Deferred tax valuation allowance	$435.8	$(56.3)	$(28.6)	(4)	$—		$350.9

Year Ended March 31, 2020:
Reserves:
Returns and allowances	$35.0	$81.2	$—		$(82.5)	(2)	$33.7
Provision for doubtful accounts	$5.4	$5.7	$—		$(1.8)	(3)	$9.3
Deferred tax valuation allowance	$401.1	$4.5	$30.2	(4)	$—		$435.8
____________________________
(1)Charges for returns and allowances are charges against revenue.
(2)Actual returns and fluctuations in foreign currency exchange rates.
(3)Uncollectible accounts written off and fluctuations in foreign currency exchange rates.
(4)Valuation allowance adjustments recorded in other comprehensive income and primarily associated with hedging activity.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	4/1/2021
4.2	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.3	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.6	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.6.1	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.7	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.7.1	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.8	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.9	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015
10.10	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.11	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.12	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.12.1	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.12.2	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.12.3	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	10.34	5/23/2019
10.12.4	Amendment No. 4, dated as of April 6, 2021, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	10.1	4/6/2021
10.13*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan.	8-K	10.1	9/15/2021
10.13.1*	Form of Restricted Share Unit Award Agreement	10-Q	10.39	11/7/2019
10.13.2*	Form of Nonqualified Stock Option Agreement	10-Q	10.40	11/7/2019
10.13.3*	Form of Share Appreciation Rights Award Agreement	10-Q	10.41	11/7/2019
10.14*	Deferred Compensation Plan	10-Q	10.41	2/4/2021
10.15*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2018	10-Q	10.39	12/31/2018
10.15.1*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated June 22, 2020	10-Q	10.36	8/6/2020
10.16*	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 16, 2018	10-Q	10.36	8/8/2019
10.16.1*	Employment Agreement between Lions Gate Entertainment Corp. and Corii D. Berg dated as of May 15, 2020	10-Q	10.37	8/6/2020
10.17*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated November 1, 2019	10-Q	10.38	11/7/2019
10.17.1*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated June 22, 2020	10-Q	10.35	8/6/2020
10.18*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.1	8/26/2020
10.19*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.1	12/21/2020

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2022 , formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2022.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 26, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Corii Berg and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2022
James W. Barge

/s/ MICHAEL BURNS	Vice Chairman, Director	May 26, 2022
Michael Burns

/s/ MIGNON CLYBURN	Director	May 26, 2022
Mignon Clyburn

/s/ GORDON CRAWFORD	Director	May 26, 2022
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 26, 2022
Jon Feltheimer

/s/ EMILY FINE	Director	May 26, 2022
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 26, 2022
Michael T. Fries

/s/ SUSAN MCCAW	Director	May 26, 2022
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 26, 2022
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 26, 2022
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 26, 2022
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 26, 2022
Hardwick Simmons

/s/ HARRY SLOAN	Director	May 26, 2022
Harry Sloan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies,” “Investment in Films and Television Programs” is stated at the lower of amortized cost or estimated fair value. As disclosed in Note 3 to the consolidated financial statements “Investment in Films and Television Programs and Licensed Program Rights,” total impairment charges on investment in films and television programs related to theatrical films were $1.2 million for the year ended March 31, 2022 and the unamortized balance related to completed and not released and in progress theatrical films was $500.8 million at March 31, 2022.

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

Los Angeles, California
May 26, 2022

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$371.2	$528.7
Accounts receivable, net	442.2	383.7
Other current assets	244.7	274.3
Total current assets	1,058.1	1,186.7
Investment in films and television programs and program rights, net	3,013.6	2,222.7
Property and equipment, net	81.2	91.1
Investments	56.0	31.9
Intangible assets	1,440.2	1,575.1
Goodwill	2,764.5	2,764.5
Other assets	577.6	434.2
Total assets	$8,991.2	$8,306.2
LIABILITIES
Accounts payable and accrued liabilities	$585.8	545.4
Participations and residuals	468.5	508.8
Film related and other obligations	951.1	385.0
Debt - short term portion	222.8	88.0
Deferred revenue	174.9	165.7
Total current liabilities	2,403.1	1,692.9
Debt	2,202.1	2,542.9
Participations and residuals	265.1	304.6
Film related and other obligations	729.0	318.5
Other liabilities	298.7	337.1
Deferred revenue	49.8	56.2
Deferred tax liabilities	38.8	40.3
Redeemable noncontrolling interest	321.2	219.1
Commitments and contingencies (Note 17)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.3 shares issued (March 31, 2021 - 83.0 shares issued)	668.2	663.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 142.0 shares issued (March 31, 2021 - 138.2 shares issued)	2,353.8	2,296.0
Accumulated deficit	(369.7)	(82.9)
Accumulated other comprehensive income (loss)	29.3	(83.3)
Total Lions Gate Entertainment Corp. shareholders' equity	2,681.6	2,793.0
Noncontrolling interests	1.8	1.6
Total equity	2,683.4	2,794.6
Total liabilities and equity	$8,991.2	$8,306.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions, except per share amounts)
Revenues	$3,604.3	$3,271.5	$3,890.0
Expenses:
Direct operating	2,064.2	1,725.9	2,226.1
Distribution and marketing	861.0	719.3	1,008.7
General and administration	475.4	486.6	430.4
Depreciation and amortization	177.9	188.5	197.7
Restructuring and other	16.8	24.7	24.3
Gain on sale of Pantaya	—	(44.1)	—
Total expenses	3,595.3	3,100.9	3,887.2
Operating income	9.0	170.6	2.8
Interest expense	(176.0)	(181.5)	(191.3)
Interest and other income	30.8	5.8	8.8
Other expense	(10.9)	(6.7)	(11.1)
Gain (loss) on extinguishment of debt	(28.2)	—	5.4
Gain (loss) on investments	1.3	0.5	(0.5)
Equity interests loss	(3.0)	(6.1)	(17.2)
Loss before income taxes	(177.0)	(17.4)	(203.1)
Income tax provision	(28.4)	(17.1)	(3.3)
Net loss	(205.4)	(34.5)	(206.4)
Less: Net loss attributable to noncontrolling interests	17.2	15.6	18.0
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(188.2)	$(18.9)	$(188.4)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.84)	$(0.09)	$(0.86)
Diluted net loss per common share	$(0.84)	$(0.09)	$(0.86)

Weighted average number of common shares outstanding:
Basic	224.1	220.5	217.9
Diluted	224.1	220.5	217.9

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Net loss	$(205.4)	$(34.5)	$(206.4)
Foreign currency translation adjustments, net of tax	(4.6)	3.7	(0.6)
Net unrealized gain (loss) on cash flow hedges, net of tax	117.2	119.0	(125.1)
Comprehensive income (loss)	(92.8)	88.2	(332.1)
Less: Comprehensive loss attributable to noncontrolling interest	17.2	15.6	18.0
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(75.6)	$103.8	$(314.1)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2019	82.5	$649.7	133.5	$2,140.6	$208.7	$(80.3)	$2,918.7	$3.2	$2,921.9
Exercise of stock options	—	—	0.2	1.7	—	—	1.7	—	1.7
Share-based compensation, net of share cancellations for taxes	0.3	4.8	0.6	42.7	—	—	47.5	—	47.5
Issuance of common shares related to acquisitions and other	0.9	8.5	2.1	36.7	—	—	45.2	—	45.2
Repurchase of common shares, no par value	(0.7)	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Net income (loss)	—	—	—	—	(188.4)	—	(188.4)	0.2	(188.2)
Other comprehensive loss	—	—	—	—	—	(125.7)	(125.7)	—	(125.7)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(37.2)	—	(37.2)	—	(37.2)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Exercise of stock options	—	0.1	0.2	1.3	—	—	1.4	—	1.4
Share-based compensation, net of share cancellations for taxes	0.2	4.7	1.6	72.8	—	—	77.5	—	77.5
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Repurchase of common shares, no par value	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net income (loss)	—	—	—	—	(18.9)	—	(18.9)	0.2	(18.7)
Other comprehensive income	—	—	—	—	—	122.7	122.7	—	122.7
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(47.1)	—	(47.1)	—	(47.1)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.5	0.3	3.7	—	—	4.2	—	4.2
Share-based compensation, net of share cancellations for taxes	0.3	4.3	3.5	53.9	—	—	58.2	—	58.2
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income (loss)	—	—	—	—	(188.2)	—	(188.2)	0.5	(187.7)
Other comprehensive income	—	—	—	—	—	112.6	112.6	—	112.6
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(98.6)	—	(98.6)	—	(98.6)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 11).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Operating Activities:
Net loss	$(205.4)	$(34.5)	$(206.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177.9	188.5	197.7
Amortization of films and television programs and program rights	1,567.7	1,189.8	1,706.7
Amortization of debt financing costs and other non-cash interest	50.5	44.8	14.9
Non-cash share-based compensation	100.0	89.0	50.5
Other amortization	92.5	73.2	68.5
Gain on sale of Pantaya	—	(44.1)	—
Loss (gain) on extinguishment of debt	28.2	—	(5.4)
Equity interests loss	3.0	6.1	17.2
(Gain) loss on investments	(1.3)	(0.5)	0.5
Deferred income taxes	(1.7)	3.4	(0.9)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	(256.9)	133.9	397.5
Investment in films and television programs and program rights, net	(2,211.7)	(1,616.7)	(1,545.3)
Accounts payable and accrued liabilities	1.4	32.7	(31.8)
Participations and residuals	(71.3)	(49.1)	(24.5)
Program rights and other film obligations	64.9	(64.9)	6.8
Deferred revenue	1.3	47.9	(31.4)
Net Cash Flows Provided By (Used In) Operating Activities	(660.9)	(0.5)	614.6
Investing Activities:
Proceeds from the sale of Pantaya	123.6	—	—
Proceeds from the sale of other investments	1.5	4.1	—
Investment in equity method investees and other	(14.0)	(0.2)	(20.6)
Distributions from equity method investees	7.2	—	—
Acquisition of assets (film library and related assets)	(161.4)	—	—
Increase in loans receivable	(4.3)	—	—
Capital expenditures	(33.1)	(35.0)	(31.1)
Net Cash Flows Used In Investing Activities	(80.5)	(31.1)	(51.7)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	2,448.4	200.0	852.1
Debt - repurchases and repayments	(2,693.9)	(267.6)	(1,033.4)
Production and related loans - borrowings, net of debt issuance costs	1,043.2	392.5	59.0
Production and related loans - repayments	(256.1)	(53.0)	(293.8)
IP Credit Facility and other financing advances, net of debt issuance costs	210.2	—	—
IP Credit Facility and other financing repayments	(91.5)	—	—
Interest rate swap settlement payments	(28.5)	(22.3)	—
Repurchase of common shares	—	(2.2)	(2.6)
Distributions to noncontrolling interest	(1.5)	(3.4)	(5.7)
Exercise of stock options	4.2	1.6	1.7
Tax withholding required on equity awards	(35.1)	(7.7)	(3.4)
Net Cash Flows Provided By (Used In) Financing Activities	599.4	237.9	(426.1)
Net Change In Cash, Cash Equivalents and Restricted Cash	(142.0)	206.3	136.8
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(2.1)	4.2	(2.9)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	528.7	318.2	184.3
Cash, Cash Equivalents and Restricted Cash - End Of Period	$384.6	$528.7	$318.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Lionsgate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by a 17,000-title library and a valuable collection of iconic film and television franchises.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including the potential impacts arising from the COVID-19 global pandemic and Russia's invasion of Ukraine, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates of future viewership used for the amortization of licensed program rights; estimates of sales returns; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and licensed program rights, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.
Reclassifications
Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.
Significant Accounting Policies
Revenue Recognition
The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ branded premium subscription video services, and through March 31, 2021, from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

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

•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which the Company earns advertising revenue from the exploitation of certain content on television networks. Television also includes revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform or the traditional pay window for a motion picture is licensed to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements are recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

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

•Other. Other revenues are derived from the licensing of the Company's film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions and executive producer fees earned related to talent management.

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

•Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the distribution of the Company's STARZ branded premium subscription video services through over-the-top ("OTT") platforms and U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) and on a direct-to-consumer basis through the Starz App. Media Networks revenues also include international revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside the United States. Through March 31, 2021, Media Networks' revenues also included revenues from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Restricted Cash
At March 31, 2022, we had restricted cash of $13.4 million, representing amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility and IP Credit Facility (no material amounts at March 31, 2021). Restricted cash is included within “other current assets” on the consolidated balance sheet (see Note 19).
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
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2022, 2021, and 2020, total capitalized interest was $12.8 million, $2.8 million, and $3.8 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), whenever events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized costs, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally identified by territory (i.e., country) or groups of international territories, wherein content assets are shared across the various territories and therefore, the group of territories is the film group. If the unamortized costs of the film group exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 10). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. The fair value of any film costs associated with a film or television program that management plans to abandon is zero. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

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
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's consolidated balance sheet. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term. As of March 31, 2022, the Company does not have any outstanding finance leases.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses), net of intercompany eliminations, are included in the "equity interest income (loss)" line item in the consolidated statement of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2022, 2021, and 2020, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Finite-Lived Intangible Assets
At March 31, 2022, the carrying value of the Company's finite-lived intangible assets was approximately $1.19 billion. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.18 billion. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2022 and fiscal 2021, due to changes in the industry related to the migration from linear to OTT and direct-to-

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumer consumption, and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
Goodwill and Indefinite-Lived Intangible Assets
At March 31, 2022, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. The Company's indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31, 2022 were Motion Picture, Media Networks, and our Television and Talent Management businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessment:
For our annual goodwill impairment test for fiscal 2021, due to the increase in the market price of our common shares since our most recent previous quantitative impairment assessment at March 31, 2020, the performance of the Television and Media Networks reporting units in fiscal 2021, and the improvement of overall economic conditions associated with the COVID-19 pandemic as compared to fiscal 2020, the Company performed a qualitative assessment for all reporting units. This assessment included consideration of, but not limited to, the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, performance and current and projected cash flows of our reporting units, and changes in our share price. Based upon our qualitative assessment, the Company concluded that it was more-likely-than-not that the fair value of its reporting units was greater than their carrying value.
For fiscal 2022, due to overall macroeconomic conditions, including the uncertainty of the longer-term economic impacts of the COVID-19 global pandemic, and the competitive environment for subscribers and its impact on subscriber growth rates, and our businesses, the Company performed a quantitative impairment assessment for all of its reporting units as of January 1, 2022. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 11.8%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on the Company's annual quantitative impairment assessment for fiscal 2022, the Company determined that one of its reporting units (Media Networks) was at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. The fair value analysis of our Media Networks reporting unit indicated that the fair value exceeded the related carrying value by approximately 10%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company's business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of the Company's reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of the Company's content; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; the commercial success of the Company's television programming and motion pictures; the Company's continual contractual relationships with its customers; including its affiliate agreements of its Media Networks business; the Company's subscriber growth rates domestically and internationally across its traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2022, the Company performed a qualitative impairment assessment of its indefinite-lived trade names. Based on the qualitative impairment assessment of its trade names, the Company concluded that it is more-likely-than-not that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors.
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
Advertising expenses for the year ended March 31, 2022 were $662.4 million (2021 — $532.6 million, 2020 — $782.4 million) which were recorded as distribution and marketing expenses.
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
The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 10). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. See Note 18 for further discussion of the Company's derivative financial instruments.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 13 for further discussion of the Company’s share-based compensation.
Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2022, 2021 and 2020 is presented below:

	Year Ended March 31,
	2022	2021	2020
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(188.2)	$(18.9)	$(188.4)
Denominator:
Weighted average common shares outstanding	224.1	220.5	217.9
Basic and diluted net loss per common share	$(0.84)	$(0.09)	$(0.86)

As a result of the net loss in the fiscal years ended March 31, 2022, 2021 and 2020, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2022, 2021 and 2020 totaled 5.3 million, 2.2 million and 2.2 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the years ended March 31, 2022, 2021 and 2020, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	16.0	24.6	31.4
Restricted share units	0.4	1.4	2.4
Other issuable shares	2.2	3.1	4.0
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	18.6	29.1	37.8
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2022
Reference Rate Reform: In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, if certain criteria are met. Additionally, in January 2021, the FASB issued additional guidance, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. The guidance is applicable to contract modifications made and hedging relationships entered into between March 12, 2020 and December 31, 2022. The Company adopted this guidance on July 1, 2021 and is applying its provisions prospectively through December 31, 2022, with no material impact to the Company’s consolidated financial statements. See Note 18 for further information.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and Dispositions
Acquisition
Spyglass. On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a 18.9% preferred equity interest in Spyglass, and entered into a multiyear first-look television arrangement with Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing and $20.0 million will be paid over two annual installments in July 2022 and July 2023. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs and program rights on our consolidated balance sheet. The preferred equity interest was accounted for as an equity-method investment (see Note 5).
Disposition

Pantaya. On March 31, 2021, the Company sold its 75% majority interest in Pantaya to Hemisphere Media Group for approximately $123.6 million in cash. Under the terms of the purchase agreement, control of Pantaya transferred to Hemisphere Media Group on March 31, 2021, with the cash consideration transferred on April 1, 2021. The receivable for the cash purchase consideration was included in other current assets as of March 31, 2021. Pantaya was previously reflected in and represented substantially all of "Other Streaming Services" in the Company's Media Networks segment (see Note 16). The Company recorded a gain before income taxes of approximately $44.1 million, which is reflected in the gain on sale of Pantaya line item in the consolidated statement of operations in the year ended March 31, 2021. This gain amount was net of $69.0 million of goodwill allocated from the Media Networks segment as required under the applicable accounting guidance (see Note 6).

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization(1)
Released, net of accumulated amortization	$557.5	$414.7
Completed and not released	121.4	60.3
In progress	574.9	418.7
In development	102.7	92.9
	1,356.5	986.6
Film Group Monetization
Released, net of accumulated amortization	$469.5	200.4
Completed and not released	253.2	—
In progress	427.6	497.1
In development	11.4	28.2
	1,161.7	725.7
Licensed program rights, net of accumulated amortization	$495.4	510.4
Investment in films and television programs and program rights, net	$3,013.6	$2,222.7
________________________
(1)At March 31, 2022, the unamortized balance related to completed and not released and in progress theatrical films was $500.8 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2022, acquired film and television libraries have remaining unamortized costs of $149.9 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 19.2 years (March 31, 2021 - unamortized costs of $18.3 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the fiscal years ended March 31, 2022 and 2021, and was included in direct operating expense in the consolidated statement of operations:

	Year Ended
	March 31,
	2022	2021

Amortization expense:
Individual monetization	$887.3	$539.3
Film group monetization	303.0	229.0
Licensed program rights	377.4	421.5
	$1,567.7	$1,189.8

Amortization of investment in film and television programs and licensed program rights for the fiscal year ended March 31, 2020 was $1,706.7 million.

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of March 31, 2022:

	Year Ending
	March 31,
	2023	2024	2025
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$196.0	$91.2	$72.2
Film group monetization	$145.8	$91.1	$64.8
Licensed program rights	$256.7	$111.4	$64.8

Completed and not released investment in films and television programs:
Individual monetization	$90.9	n/a	n/a
Film group monetization	$133.5	n/a	n/a

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the consolidated statements of operations, and represented the following amounts by segment for the fiscal years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Impairments by segment:
Motion Picture	$1.2	$19.4	$42.1
Television Production	34.9	10.3	1.8
Impairments not included in segment operating results(1)	36.9	15.4	91.6
	$73.0	$45.1	$135.5
________________________
(1)Fiscal 2022: Represents impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment.

Fiscal 2021: Represents impairment charges as a result of changes in performance expectations associated with the circumstances associated with the COVID-19 global pandemic.

Fiscal 2020: Represents certain programming and content impairment charges of $76.5 million recorded as a result of changes to the Company's programming and broadcasting strategy in connection with changes in certain management at Starz Networks and impairment charges of $15.1 million due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

Of the impairments not included in segment operating results, none, $15.4 million and $13.1 million for fiscal 2022, 2021 and 2020, respectively, related to motion picture titles.

See Note 15 and Note 16 for programming and content charges and COVID-19 related charges included in direct operating expense.

4. Property and Equipment

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Distribution equipment	$18.8	$15.2
Leasehold improvements	43.5	42.9
Property and equipment	25.3	16.7
Computer equipment and software	219.7	197.0
	307.3	271.8
Less accumulated depreciation and amortization	(227.3)	(181.9)
	80.0	89.9
Land	1.2	1.2
	$81.2	$91.1

During the year ended March 31, 2022, depreciation expense amounted to $43.0 million (2021 - $44.0 million; 2020 - $45.6 million, and amounts in fiscal 2021 and fiscal 2020 include the amortization of assets previously recorded under finance leases).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments
The Company's investments consisted of the following:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Investments in equity method investees	$53.9	$30.1
Other investments	2.1	1.8
	$56.0	$31.9

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
Great Point Opportunity Fund. Great Point Opportunity Fund is an operating company that operates Lionsgate Studios Yonkers, a studio facility in Yonkers, New York.
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Current assets	$125.3	$135.2
Non-current assets	$166.4	$177.7
Current liabilities	$253.9	$201.1
Non-current liabilities	$59.8	$91.7

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Revenues	$86.0	$84.6	$131.9
Gross profit	$26.5	$32.0	$51.1
Net loss	$(46.1)	$(62.6)	$(64.4)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2020	$393.7	$401.9	$2,037.9	$2,833.5
Sale of Pantaya(1)	—	—	(69.0)	(69.0)
Balance as of March 31, 2021	$393.7	$401.9	$1,968.9	$2,764.5

Balance as of March 31, 2022	$393.7	$401.9	$1,968.9	$2,764.5
______________________
(1)On March 31, 2021, the Company sold its majority interest in Pantaya (see Note 2). In connection with the sale, the Company allocated $69.0 million of goodwill from its Media Networks segment to Pantaya as required under the applicable accounting guidance, which was included in the net assets disposed.

Intangible Assets
Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$671.3	$1,180.7	$1,852.0	$540.1	$1,311.9
Trademarks and trade names	3.6	2.2	1.4	3.6	1.8	1.8
Other	23.9	15.8	8.1	23.9	12.5	11.4
	$1,879.5	$689.3	$1,190.2	$1,879.5	$554.4	$1,325.1
_______________
(1)Customer relationships primarily represent Starz affiliation agreements with distributors.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2022, 2021 and 2020 was approximately $134.9 million, $144.5 million, and $152.1 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2023 through 2027 is estimated to be approximately $130.3 million, $125.5 million, $123.4 million, $119.6 million, and $116.6 million, respectively.

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0
_______________
(1)Tradenames are related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Total debt of the Company, excluding film related and other obligations, was as follows
:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A
2023 Term Loan A(1)	193.6	660.0
2026 Term Loan A	444.9	—
Term Loan B	844.2	952.6
5.500% Senior Notes	1,000.0	—
5.875% Senior Notes	—	518.7
6.375% Senior Notes	—	545.6
Total corporate debt	2,482.7	2,676.9
Unamortized debt issuance costs	(57.8)	(46.0)
Total debt, net	2,424.9	2,630.9
Less current portion	(222.8)	(88.0)
Non-current portion of debt	$2,202.1	$2,542.9
________________
(1)Subsequent to March 31, 2022, in April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest. See Note 21 - Subsequent Events.

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2022:

	Maturity Date	Year Ending March 31,
Debt Type		2023	2024	2025	2026	2027	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	April 2026	$—	$—	$—	$—	$—	$—	$—
Term Loan A
2023 Term Loan A(1)	March 2023	193.6	—	—	—	—	—	193.6
2026 Term Loan A	April 2026	16.7	28.9	41.1	44.5	313.7	—	444.9
Term Loan B	March 2025	12.5	12.5	819.2	—	—	—	844.2
5.500% Senior Notes	April 2029	—	—	—	—	—	1,000.0	1,000.0
		$222.8	$41.4	$860.3	$44.5	$313.7	$1,000.0	2,482.7
Less aggregate unamortized debt issuance costs								(57.8)
								$2,424.9

________________
(1)Subsequent to March 31, 2022, in April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest. See Note 21 - Subsequent Events.

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at March 31, 2022 there was $1.25 billion available. There were no letters of credit outstanding at March 31, 2022. However, borrowing levels are subject to certain financial covenants as

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed below. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility: April 6, 2026.
•Term Loan A:
◦2023 Term Loan A: March 22, 2023 (voluntarily prepaid in April 2022, see Note 21 - Subsequent Events).
◦2026 Term Loan A: April 6, 2026.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 2.20% as of March 31, 2022, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 2.70% as of March 31, 2022, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2022, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2022, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At March 31, 2022, the capacity to pay dividends under the Senior Credit Facilities, and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $205.4 million and accumulated deficit of $369.7 million were deemed free of restrictions from paying dividends at March 31, 2022.

Debt Transactions
Subsequent to March 31, 2022, in April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest. See Note 21 - Subsequent Events.

Fiscal 2022:
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
Term Loan B Repurchases. During the year ended March 31, 2022, the Company completed a series of repurchases of the term B loans due March 24, 2025 ("Term Loan B") and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.
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

Term Loan B Repurchases and Prepayments. During the year ended March 31, 2020, the Company paid $22.0 million to repurchase $28.0 million principal amount of the Term Loan B. In addition, during the year ended March 31, 2020, the Company made voluntary prepayments totaling $101.9 million in principal outstanding under the Term Loan B, together with accrued and unpaid interest.

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

Term Loan A. In connection with the Company's credit agreement amendment on April 6, 2021 described above, with respect to substantially all creditors participating in the Term Loan A, the amendment was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the associated costs were accounted for as follows:
•Unamortized debt issuance costs: Previously incurred unamortized debt issuance costs and fees were allocated between the 2023 Term Loan A and the 2026 Term Loan A based on the relative balances outstanding after the amendment and are being amortized over the respective terms of the 2023 Term Loan A and 2026 Term Loan A. To the extent there was a reduction of the outstanding balance on a creditor-by-creditor basis (i.e., a partial prepayment of debt), previously incurred unamortized debt issuance costs and fees were expensed as a loss on extinguishment of debt on the consolidated statement of operations.

•Fees paid to creditors: Certain fees were paid to creditors based on their 2026 Term Loan A participation. These fees paid to creditors were recorded as a reduction of amounts outstanding under the 2026 Term Loan A and are being amortized over the term of the 2026 Term Loan A.
•Third-party costs: Substantially all third-party costs were expensed as a result of the modification and included in loss on extinguishment of debt in the consolidated statement of operations.

Senior Notes. In accounting for the issuance and redemption of the 5.875% and 6.375% Senior Notes on April 1, 2021 as discussed above, a portion of the Senior Notes redemption and issuance was considered a modification of terms with creditors who participated in both the redeemed Senior Notes and new 5.500% Senior Notes, a portion was considered a debt extinguishment, and a portion represented new issuances to new creditors, and the debt issuance costs were accounted for as follows:
•Unamortized debt issuance costs: Previously incurred unamortized debt issuance costs and fees on the redeemed Senior Notes are being amortized over the term of the new Senior Notes, to the extent considered a modification of terms, and expensed as a loss on extinguishment of debt to the extent considered an extinguishment. To the extent there was a reduction of the outstanding balance on a creditor-by-creditor basis (i.e., a partial prepayment of debt), previously incurred unamortized debt issuance costs and fees were expensed as a loss on extinguishment of debt on the consolidated statement of operations.

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

Term Loan B. In connection with the repurchases of the Term Loan B discussed above, during the year ended March 31, 2022, the Company recorded a loss on extinguishment of debt of $0.2 million related to the write-off of debt issuance costs.
Loss (Gain) on Extinguishment of Debt. During the year ended March 31, 2022, the Company recorded a loss on extinguishment of debt related to the transactions described above, as summarized in the table below:

	Year Ended March 31, 2022
	Loss on Extinguishment of Debt	Recorded as a Reduction of Outstanding Debt Balances & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
Credit Agreement amendment (Revolving Credit Facility and Term Loan A) and Senior Notes redemption and issuance:
New debt issuance costs and call premiums	$21.2	$31.0	$52.2
Previously incurred debt issuance costs	5.2	31.1	36.3
	$26.4	$62.1	$88.5

Termination of a portion of Revolving Credit Facility commitments, Term Loan B repurchases and other(1)	1.8
Total loss on extinguishment of debt	$28.2
________________
(1)During the year ended March 31, 2022, the Company recorded a loss on extinguishment of debt of $1.1 million related to the write-off of debt issuance costs associated with the termination of its revolving credit commitments with maturities in March 2023.

There was no loss on extinguishment of debt in the year ended March 31, 2021. During the year ended March 31, 2020, the Company recorded an aggregate gain on extinguishment of debt of $5.4 million related to the fiscal 2020 transactions discussed above, which represented a gain of $1.1 million on the Senior Notes repurchases, a gain of $5.7 million on the Term Loan B repurchases, and a loss of $1.4 million on the Term Loan B prepayments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Film Related and Other Obligations

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Program rights and film obligations	$278.4	$214.6
Production and related loans	1,286.7	493.5
IP Credit Facility and other financing obligations(1)	123.5	—
Total film related and other obligations	1,688.6	708.1
Unamortized debt issuance costs	(8.5)	(4.6)
Total film related and other obligations, net	1,680.1	703.5
Less current portion	(951.1)	(385.0)
Total non-current film related and other obligations	$729.0	$318.5
________________________
(1)See further discussion under the "IP Credit Facility and Other Financing Obligations" section below and Note 21 - Subsequent Events for amounts received under the IGR Facility (as defined below) subsequent to March 31, 2022.

The following table sets forth future annual repayment of film related and other obligations as of March 31, 2022.

	Year Ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Program rights and film obligations	$199.6	$46.7	$17.7	$4.6	$1.3	$8.5	$278.4
Production and related loans	732.9	190.1	363.7	—	—	—	1,286.7
IP Credit Facility and other financing obligations(1)	27.1	25.4	26.3	26.3	18.4	—	123.5
	$959.6	$262.2	$407.7	$30.9	$19.7	$8.5	$1,688.6
Less unamortized debt issuance costs							(8.5)
							$1,680.1
________________________
(1)IP Credit Facility amounts represent outstanding amounts under our IP Credit Facility at March 31, 2022, and repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable (see further information below). See further discussion under the "IP Credit Facility and Other Financing Obligations" section below and Note 21 - Subsequent Events for amounts received under the IGR Facility (as defined below) subsequent to March 31, 2022.
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
Individual Loans. The majority of the Company's individual production and related loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily LIBOR and SOFR-based interest at a weighted average rate of 3.00% (before the impact of interest rate swaps, see Note 18 for interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 31, 2021 and March 29, 2022, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 1.90% at March 31, 2022). The Production Tax Credit Facility matures on January 27, 2025. As of March 31, 2022, there was $224.0 million outstanding under the Production Tax Credit Facility, and there was $10.5 million available under the Production Tax Credit Facility (March 31, 2021 - $120.0 million outstanding).
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum (with a LIBOR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 2.70% at March 31, 2022). The IP Credit Facility matures on July 30, 2026. As of March 31, 2022, there was $123.5 million outstanding under the IP Credit Facility.
Other Financing Obligations. During the third quarter ended December 31, 2021, the Company repaid its previously outstanding other financing obligations incurred in the second quarter ended September 30, 2021, which included financing collateralized by certain contractual payments to be received in the future.
On March 31, 2022 certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Investment Grade Receivables (IGR) Facility") based on collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the IGR Facility is $125.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the IGR Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum at March 31, 2022. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility. The IGR Facility revolving period finishes on March 31, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently June 28, 2027. As of March 31, 2022, there were no amounts outstanding under the IGR Facility, however, on April 1, 2022, the Company received $125.0 million under the IGR Facility. See Note 21 - Subsequent Events.

9. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to approximately 10 years, and the Starz commercial building lease includes four successive five-year renewal periods at the Company's option.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of lease cost were as follows:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Operating lease cost(1)	$54.9	$45.1	$35.3

Finance lease cost
Amortization of right-of-use assets	—	2.6	3.0
Interest on lease liabilities	—	1.6	3.4
Total finance lease cost	—	4.2	6.4

Short-term lease cost(2)	233.1	129.5	93.3
Variable lease cost(3)	1.4	2.6	2.5
Total lease cost	$289.4	$181.4	$137.5
___________________
(1)Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other amortization” line of the consolidated statements of cash flows. Amounts include costs capitalized during the period for leased assets used in the production of film and television programs.
(2)Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions and are capitalized when incurred.
(3)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2022	March 31, 2021
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$170.7	127.0

Lease liabilities (current)	Accounts payable and accrued liabilities	$41.4	41.4
Lease liabilities (non-current)	Other liabilities - non-current	159.3	119.9
		$200.7	161.3

	March 31, 2022	March 31, 2021
Weighted average remaining lease term (in years):
Operating leases	6.0	5.1

Weighted average discount rate:
Operating leases	3.32%	3.88%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future payments relating to the Company's lease liabilities at March 31, 2022 are as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2023	$36.6
2024	38.1
2025	36.8
2026	30.7
2027	24.1
Thereafter	59.6
Total lease payments	225.9
Less imputed interest	(25.2)
Total	$200.7

As of March 31, 2022, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities, certain of which are owned by an equity-method investee, for which construction related to those leases has not yet been completed. The leases are for terms up to 10.5 years, commencing upon completion of construction (currently expected to be ranging from calendar years 2022 to 2024). The leases include an option to terminate the leases prior to expiration of lease year seven, and an option to extend the initial term for an additional 10 years. The total minimum lease payments under these leases in aggregate are approximately $179.0 million. See Note 20 for further information related to leases with equity-method investees.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2022			March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Equity securities with a readily determinable fair value	$0.5	$—	$0.5	$1.8	$—	$1.8
Forward exchange contracts (see Note 18)	—	3.5	3.5	—	1.5	1.5
Interest rate swaps (see Note 18)(1)	—	120.1	120.1	—	149.0	149.0

Liabilities:
Forward exchange contracts (see Note 18)	—	(2.8)	(2.8)	—	(2.6)	(2.6)
Interest rate swaps (see Note 18)	—	28.6	28.6	—	(78.4)	(78.4)
________________
(1)Amounts at March 31, 2022 and 2021 exclude $88.1 million and $98.2 million, respectively, of financing component of interest rate swaps recorded as a reduction of assets under master netting arrangements which are presented in the table below.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, production and related loans, IP Credit Facility, and interest rate swaps at March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A(2)	$631.9	$625.7	$651.4	$647.6
Term Loan B	837.5	828.3	942.8	936.0
5.500% Senior Notes	965.8	962.5	—	—
5.875% Senior Notes	—	—	506.7	533.9
6.375% Senior Notes	—	—	540.8	563.0
Production and related loans	1,281.2	1,286.7	489.0	493.5
IP Credit Facility and other financing obligations(3)	120.6	123.5	—	—
Financing component of interest rate swaps(4)	134.0	122.9	152.5	144.7
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Subsequent to March 31, 2022, in April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest. See Note 21 - Subsequent Events.
(3)See Note 21 - Subsequent Events for amounts received under the IGR Facility subsequent to March 31, 2022.
(4)Amounts at March 31, 2022 and 2021 include $88.1 million and $98.2 million, respectively, recorded as a reduction of assets under master netting arrangements.

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at March 31, 2022 and 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Beginning balance	$219.1	$167.8	$127.6
Net loss attributable to redeemable noncontrolling interests	(17.7)	(15.9)	(18.2)
Noncontrolling interests discount accretion	22.7	22.7	25.4
Adjustments to redemption value	98.6	47.1	37.2
Cash distributions	(1.5)	(2.6)	(4.2)
Ending balance	$321.2	$219.1	$167.8

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

3 Arts Entertainment. In connection with the acquisition of a controlling interest in 3 Arts Entertainment on May 29, 2018, the Company recorded a non-compensatory (see below) redeemable noncontrolling interest of $15.8 million, representing the noncontrolling interest holders' 49% equity interest in 3 Arts Entertainment. The noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable beginning May 29, 2023, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

A portion of the purchase price of the controlling interest in 3 Arts Entertainment, up to $38.3 million, may be recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and is being amortized in general and administrative expenses over a five-year period.

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

In addition, the noncontrolling interest holder is the President and CEO of Pilgrim Media Group. Pursuant to the original operating agreement of Pilgrim Media Group, if the employment of the noncontrolling interest holder was terminated, under certain circumstances as defined in the operating agreement, the Company could call and the noncontrolling interest holder could put the noncontrolling interest at a discount to fair value, which was being expensed over the call periods in the original operating agreement. Pursuant to the amendment to the operating agreement on April 2, 2021, this discount was eliminated and therefore the remaining unamortized discount of $2.7 million was expensed in the first quarter ended June 30, 2021. The amortization of the discount through June 30, 2021 was included in general and administrative expense of Pilgrim Media Group for the year ended March 31, 2022, and reflected as an addition to redeemable noncontrolling interest.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$65.3	$12.0	$355.6
Home Entertainment
Digital Media	497.1	461.5	447.9
Packaged Media	115.0	139.5	256.9
Total Home Entertainment	612.1	601.0	704.8
Television	257.9	230.2	247.1
International	234.4	217.0	341.0
Other	15.6	20.9	22.4
Total Motion Picture revenues	1,185.3	1,081.1	1,670.9

Television Production
Television	1,094.5	474.0	715.7
International	256.5	164.5	152.7
Home Entertainment
Digital Media	85.1	127.1	57.4
Packaged Media	6.9	5.7	3.4
Total Home Entertainment	92.0	132.8	60.8
Other	88.0	60.5	72.1
Total Television Production revenues	1,531.0	831.8	1,001.3

Media Networks - Programming Revenues
Domestic(1)	1,428.9	1,497.2	1,463.9
International	107.3	65.5	22.9
	1,536.2	1,562.7	1,486.8

Intersegment eliminations	(648.2)	(204.1)	(269.0)
Total revenues	$3,604.3	$3,271.5	$3,890.0
__________________

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)Media Networks domestic revenues for the years ended March 31, 2021 and 2020 include revenue from the Company's former Other Streaming Services product line of $50.3 million and $33.8 million, respectively, substantially all of which related to the Company's former interest in Pantaya, which was sold on March 31, 2021 (see Note 2).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2022 are as follows:

	Year Ending March 31,
	2023	2024	2025	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,067.0	$283.8	$231.0	$186.7	$1,768.5
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $229.3 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2022 from performance obligations satisfied prior to March 31, 2021. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). At March 31, 2022 and 2021, accounts receivable, contract assets and deferred revenue are as follows:

Item	Balance Sheet Location	March 31, 2022	March 31, 2021	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$442.2	$383.7	$58.5
Accounts receivable, net - non-current	Other assets - non-current	39.0	49.4	(10.4)
Contract asset - current	Other assets - current(1)	40.5	25.6	14.9
Contract asset - non-current	Other assets - non-current(1)	9.3	10.3	(1.0)
Deferred revenue - current	Deferred revenue - current	174.9	165.7	9.2
Deferred revenue - non-current	Deferred revenue - non-current	49.8	56.2	(6.4)
__________________
(1)Included in prepaid expenses and other (see Note 19).

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

Changes in the provision for doubtful accounts consisted of the following:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2021	Provision for doubtful accounts(1)	Uncollectible accounts written-off	March 31, 2022
	(Amounts in millions)
Trade accounts receivable	$6.5	$5.3	$(0.3)	$11.5
_______________________
(1)Represents a provision for doubtful accounts of $5.9 million for accounts receivable from customers in Russia related to Russia's invasion of Ukraine, offset by collections on accounts receivable previously reserved.

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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $146.2 million were recognized during the year ended March 31, 2022, related to the balance of deferred revenue at March 31, 2021.

13. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares, at March 31, 2022 and March 31, 2021.

The table below outlines common shares reserved for future issuance:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Stock options and Share Appreciation Rights outstanding	27.6	26.7
Restricted share units and restricted stock — unvested	7.9	9.1
Common shares available for future issuance	18.4	15.6
Shares reserved for future issuance	53.9	51.4

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the fiscal year ended March 31, 2022, the Company did not repurchase any common shares. During the fiscal year ended March 31, 2021, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. During the fiscal year ended March 31, 2020, the Company repurchased 0.7 million of its Class A voting shares for an aggregate cost of $3.8 million, with an average repurchase price per share of $5.43. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.
(c) Share-based Compensation

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2021, the Company’s shareholders approved an amendment to the 2019 Plan previously adopted by the Board of Directors of the Company to increase the maximum number of the Company’s common shares that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 5.0 million shares so that the new aggregate share limit under the 2019 Plan is 21.1 million common shares (not including shares that were originally approved for issuance under the Company’s prior stock incentive plans that have become available for issuance under the 2019 Plan pursuant to the terms of the 2019 Plan).

Stock options are generally granted at exercise prices equal to or exceeding the market price of the Company's Common Shares at the date of grant. Substantially all stock options vest ratably over one to five years from the grant date based on continuous service and expire seven to ten years from the date of grant. Restricted stock and restricted share units generally vest ratably over one to three years based on continuous service. The Company satisfies stock option exercises and vesting of restricted stock and restricted share units with newly issued shares.
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
Share-Based Compensation Expense. The Company recognized the following share-based compensation expense during the years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Compensation Expense:
Stock options	$19.2	$18.7	$17.8
Restricted share units and other share-based compensation	73.4	58.8	29.1
Share appreciation rights	7.4	8.0	3.1
	100.0	85.5	50.0
Impact of accelerated vesting on equity awards(1)	—	3.5	0.6
Total share-based compensation expense	$100.0	$89.0	$50.6

Tax impact(2)	(19.7)	(17.8)	(10.7)
Reduction in net income	$80.3	$71.2	$39.9
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$1.2	$2.0	$1.0
Distribution and marketing	0.5	0.6	0.5
General and administration	98.3	82.9	48.5
Restructuring and other	—	3.5	0.6
	$100.0	$89.0	$50.6

Stock Options

The following table sets forth the stock option, and share appreciation rights ("SARs") activity during the year ended March 31, 2022:

	Stock Options and SARs
	Class A Voting Shares					Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2021	5.5		$24.23			21.2		$15.85
Granted	—		—			2.0	(1)	$12.12
Exercised	—	(2)	$10.52			(0.4)		$11.19
Forfeited or expired	(0.1)		$24.31			(0.6)		$24.49
Outstanding at March 31, 2022	5.4		$24.34	2.62	$0.7	22.2		$15.36	6.00	$50.7
Vested or expected to vest at March 31, 2022	5.4		$24.35	2.62	$0.7	22.1		$15.40	5.98	$49.8
Exercisable at March 31, 2022	4.8		$24.80	2.62	$0.3	14.5		$18.00	4.94	$16.8
_____________________
(1)During the year ended March 31, 2022, the Company granted 0.3 million SARs.
(2)Represents less than 0.1 million shares.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2022, 2021 and 2020, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2022	2021	2020
Weighted average fair value of grants	$6.27	$3.10	$2.08
Weighted average assumptions:
Risk-free interest rate(1)	0.8% - 2.5%	0.2% - 0.9%	0.2% - 2.5%
Expected option lives (in years)(2)	3.3 - 7 years	2.5 - 7 years	0.4 - 7 years
Expected volatility for options(3)	42% - 44%	37% - 42%	34% - 40%
Expected dividend yield(4)	0%	0%	0%
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
The total intrinsic value of options exercised during the year ended March 31, 2022 was $2.3 million (2021 — $1.7 million, 2020 — $0.3 million).
During the year ended March 31, 2022, less than 0.1 million shares (2021 — less than 0.1 million shares, 2020 — none) were cancelled to fund withholding tax obligations upon exercise of options.
Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2022:

	Restricted Share Units and Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2021	—	(1)	$11.10	9.1	$8.71
Granted	—	(1)	$13.16	5.1	$14.10
Vested	—	(1)	$12.05	(5.7)	$9.10
Forfeited	—		—	(0.6)	$10.00
Outstanding at March 31, 2022	—	(1)	$11.51	7.9	$11.87
__________________
(1)Represents less than 0.1 million shares.
The fair values of restricted share units and restricted stock are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2022 was $67.8 million (2021 - $35.3 million, 2020 - $18.7 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2022 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$17.4	1.0
Restricted Share Units and Restricted Stock	49.5	1.4
Total	$66.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units and restricted stock. During the year ended March 31, 2022, 2.3 million shares (2021 — 0.9 million shares, 2020 — 0.4 million shares) were withheld upon the vesting of restricted share units and restricted stock.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax benefits of $14.9 million associated with its equity awards in its tax provision for the year ended March 31, 2022 (2021 — deficiencies of $12.1 million, 2020 — deficiencies of $11.3 million).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2022, the Company granted the equivalent of $2.3 million (2021 - $2.3 million, 2020 - $2.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2022, the Company issued 0.1 million shares (2021 - 0.3 million shares, 2020 - 0.2 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

(d) Other

In connection with an amendment of an affiliation agreement with a customer and effective upon the close of the Starz merger, the Company has issued to the customer three $16.67 million annual installments of equity. The total value of the contract of $50 million was amortized as a reduction of revenue over the period from December 8, 2016 to August 31, 2019.

14. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2022	2021	2020
	(Amounts in millions)
United States	$(359.2)	$(246.3)	$(453.3)
International	182.2	228.9	250.2
	$(177.0)	$(17.4)	$(203.1)

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2022	2021	2020
Current provision (benefit):	(Amounts in millions)
Federal	$11.0	$5.0	$(0.6)
States	10.7	2.9	3.0
International	8.4	5.8	1.8
Total current provision (benefit)	$30.1	$13.7	$4.2
Deferred provision (benefit):
Federal	$0.9	$1.1	$(18.5)
States	(2.6)	2.3	(1.8)
International	—	—	19.4
Total deferred provision (benefit)	(1.7)	3.4	(0.9)
Total provision for income taxes	$28.4	$17.1	$3.3

The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. The Company's income tax provision for the fiscal years ended March 31, 2022, March 31, 2021 and March 31, 2020 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for fiscal 2022 was also impacted by an interest accrual on uncertain tax benefits, additional uncertain tax benefits related to state income taxes identified during state audits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax provision for fiscal 2021 and fiscal 2020 was also impacted by the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations and additional settlements with tax authorities.

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
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2022	2021	2020
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(37.2)	$(3.7)	$(42.6)
Foreign affiliate dividends	(35.2)	(35.2)	(35.2)
Foreign operations subject to different income tax rates	50.0	47.4	51.4
State income tax	8.1	5.2	1.2
Gain on sale of Pantaya	—	13.8	—
Remeasurements of originating deferred tax assets and liabilities	(1.3)	4.2	(6.9)
Permanent differences	0.8	0.9	1.6
Nondeductible share based compensation	(3.3)	27.1	15.0
Nondeductible officers compensation	5.6	7.3	2.6
Non-controlling interest in partnerships	3.7	3.3	3.8
Nondeductible interest expense	—	3.5	—
Uncertain tax benefits	3.6	0.6	(3.2)
Other	1.2	(0.3)	(2.4)
Changes in valuation allowance	32.4	(57.0)	18.0
Total provision for income taxes	$28.4	$17.1	$3.3

For the fiscal years ended March 31, 2022, 2021 and 2020, our total provision for income taxes includes certain foreign affiliate dividends that can be received in our Canadian jurisdiction without being subject to tax under local tax law. As a result of an internal capital restructuring during the year ended March 31, 2019, the Company generated a net operating loss carryforward under local law in another foreign jurisdiction which was offset by a valuation allowance based on the Company’s assessment and which is being absorbed by taxable income annually.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$496.9	$451.2
Foreign tax credits	76.8	77.3
Investment in film and television programs	14.5	41.8
Accrued compensation	56.7	65.0
Operating leases - liabilities	39.2	29.0
Other assets	19.6	47.8
Reserves	10.2	16.5
Accrued interest	10.6	33.1
Total deferred tax assets	724.5	761.7
Valuation allowance	(362.8)	(350.9)
Deferred tax assets, net of valuation allowance	361.7	410.8
Deferred tax liabilities:
Intangible assets	(351.9)	(385.6)
Fixed assets	—	(0.1)
Accounts receivable	—	(40.5)
Operating leases - assets	(34.5)	(22.8)
Other	(14.1)	(2.1)
Total deferred tax liabilities	$(400.5)	$(451.1)

Net deferred tax liabilities	$(38.8)	$(40.3)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2022, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,602.2 million available to reduce future federal income taxes which expire beginning in 2029 through 2042. At March 31, 2022, the Company had state NOLs of approximately $910.6 million available to reduce future state income taxes which expire in varying amounts beginning in 2023. At March 31, 2022, the Company had Canadian loss carryforwards of $3.9 million which will expire beginning in 2028. At March 31, 2022, the Company had Luxembourg loss carryforwards of $413.0 million which will expire beginning in 2036. At March 31, 2022, the Company had other foreign jurisdiction loss carryforwards of $12.8 million which will expire beginning in 2028. In addition, at March 31, 2022, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $76.8 million to offset future federal income taxes that will expire beginning in 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits, exclusive of interest and penalties, for the years ended March 31, 2022, 2021, and 2020:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2019	$16.8
Increases related to current year tax position	—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(4.0)
Settlements	(0.5)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2020	11.5
Increases related to current year tax position	60.7
Increases related to prior year tax positions	3.1
Decreases related to prior year tax positions	—
Settlements	(1.9)
Lapse in statute of limitations	(5.4)
Gross unrecognized tax benefits at March 31, 2021	68.0
Increases related to current year tax position	—
Increases related to prior year tax positions	2.6
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.4)
Gross unrecognized tax benefits at March 31, 2022	$70.2

For the years ended March 31, 2022, 2021, and 2020, the Company recognized net interest and penalties related to uncertain tax positions of $6.0 million, $1.2 million, and $0.6 million, respectively. The Company recorded liabilities for accrued interest of $13.2 million and $7.3 million as of March 31, 2022 and 2021, respectively. The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. The total amount of unrecognized tax benefits as of March 31, 2022 that, if realized, would affect the Company's tax provision are $80.2 million. The Company estimates the liability for unrecognized tax benefits will decrease in the next twelve months by $79.9 million as a result of projected audit settlements in certain jurisdictions.
The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward and make adjustments up to the amount of the NOLs. Currently, audits are occurring in various state and local tax jurisdictions for tax years ended in 2012 through 2020. Additionally, positions taken by the Company in certain amended filings are subject to current review. The Company's Canadian tax returns are also under examination for the years ended March 31, 2018 through March 31, 2019.

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the years ended March 31, 2022, 2021 and 2020, the Company also incurred certain other unusual charges, which are included in direct operating and distribution and marketing expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges and the statement of operations line items they are included in for the years ended March 31, 2022, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$4.6	$14.8	$12.3
Accelerated vesting on equity awards (see Note 13)	—	3.5	0.6
Total severance costs	4.6	18.3	12.9
COVID-19 related charges included in restructuring and other(2)	1.1	3.0	0.3
Transaction and related costs(3)	11.1	3.4	11.1
Total Restructuring and Other	16.8	24.7	24.3

Other unusual charges not included in restructuring and other:
Programming and content charges included in direct operating expense(4)	36.9	—	76.5
COVID-19 related charges (benefit) included in:
Direct operating expense(5)	(3.6)	50.6	46.0
Distribution and marketing expense(5)	0.2	16.9	4.2
Charges related to Russia's invasion of Ukraine included in direct operating expense(6)	5.9	—	—
Total restructuring and other and other unusual charges not included in restructuring and other	$56.2	$92.2	$151.0
_______________________
(1)Severance costs in the fiscal years ended March 31, 2022, 2021 and 2020 were primarily related to restructuring activities in connection with cost-saving initiatives.
(2)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the fiscal years ended March 31, 2022, 2021 and 2020 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)Amounts represent certain unusual programming and content charges, see Note 3 for further information.
(5)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, certain incremental costs were incurred and expensed. The charges (benefit) included in direct operating expense includes incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. In fiscal 2021 and 2020, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In the fiscal year ended March 31, 2022, insurance recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense. The costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.
(6)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2022, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Severance liability
Beginning balance	$5.7	$11.1	$21.2
Accruals	4.6	14.8	12.3
Severance payments	(8.8)	(20.2)	(22.4)
Ending balance(1)	$1.5	$5.7	$11.1
_______________________
(1)As of March 31, 2022, the remaining severance liability of approximately $1.5 million is expected to be paid in the next 12 months.

16. Segment Information

The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker.
The Company has three reportable business segments: (1) Motion Picture, (2) Television Production and (3) Media Networks. We refer to our Motion Picture and Television Production segments collectively as our Studio Business.
Studio Business:
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
Media Networks Business:
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through OTT platforms and Distributors and on a direct-to-consumer basis through the Starz App and (ii) STARZPLAY International, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S. Through March 31, 2021, Media Networks also included Other Streaming Services, which represented primarily the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021 (see Note 2).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$1,185.3	$1,081.1	$1,670.9
Television Production	1,531.0	831.8	1,001.3
Total Studio Business	2,716.3	1,912.9	2,672.2
Media Networks	1,536.2	1,562.7	1,486.8
Intersegment eliminations	(648.2)	(204.1)	(269.0)
	$3,604.3	$3,271.5	$3,890.0
Intersegment revenues
Studio Business:
Motion Picture	$38.0	$19.8	$17.7
Television Production	610.2	184.3	248.9
Total Studio Business	648.2	204.1	266.6
Media Networks	—	—	2.4
	$648.2	$204.1	$269.0
Gross contribution
Studio Business:
Motion Picture	$356.0	$401.8	$313.5
Television Production	124.1	126.3	90.7
Total Studio Business	480.1	528.1	404.2
Media Networks	243.2	383.4	380.5
Intersegment eliminations	(2.7)	(14.1)	6.8
	$720.6	$897.4	$791.5
Segment general and administration
Studio Business:
Motion Picture	$93.1	$106.2	$104.8
Television Production	40.2	42.7	37.3
Total Studio Business	133.3	148.9	142.1
Media Networks	88.0	93.9	87.5
	$221.3	$242.8	$229.6
Segment profit
Studio Business:
Motion Picture	$262.9	$295.6	$208.7
Television Production	83.9	83.6	53.4
Total Studio Business	346.8	379.2	262.1
Media Networks	155.2	289.5	293.0
Intersegment eliminations	(2.7)	(14.1)	6.8
	$499.3	$654.6	$561.9

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, charges related to Russia's invasion of Ukraine, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses. Media Networks gross contribution and segment profit for the fiscal year ended March 31, 2020 includes a benefit of $39.7 million in direct operating expenses associated with the modification of a content licensing arrangement, net of amortization for related changes in content availability and air dates.

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Company’s total segment profit	$499.3	$654.6	$561.9
Corporate general and administrative expenses	(97.1)	(113.7)	(99.7)
Gain on sale of Pantaya(1)	—	44.1	—
Adjusted depreciation and amortization(2)	(43.0)	(44.3)	(41.8)
Restructuring and other(3)	(16.8)	(24.7)	(24.3)
COVID-19 related benefit (charges) included in direct operating expense and distribution and marketing expense(4)	3.4	(67.5)	(50.2)
Programming and content charges(5)	(36.9)	—	(76.5)
Charges related to Russia's invasion of Ukraine(6)	(5.9)	—	—
Adjusted share-based compensation expense(7)	(100.0)	(85.5)	(50.0)
Purchase accounting and related adjustments(8)	(194.0)	(192.4)	(216.6)
Operating income	9.0	170.6	2.8
Interest expense	(176.0)	(181.5)	(191.3)
Interest and other income	30.8	5.8	8.8
Other expense	(10.9)	(6.7)	(11.1)
Gain (loss) on extinguishment of debt	(28.2)	—	5.4
Gain (loss) on investments	1.3	0.5	(0.5)
Equity interests loss	(3.0)	(6.1)	(17.2)
Loss before income taxes	$(177.0)	$(17.4)	$(203.1)
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

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Depreciation and amortization	$177.9	$188.5	$197.7
Less: Amount included in purchase accounting and related adjustments	(134.9)	(144.2)	(155.9)
Adjusted depreciation and amortization	$43.0	$44.3	$41.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 15).
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during fiscal 2022, the Company has incurred a benefit of $3.4 million, net of insurance recoveries, in incremental direct operating and distribution and marketing expense (2021 - charges of $67.5 million; 2020 - charges of $50.2 million) (see Note 15). These charges are excluded from segment operating results.
(5)Programming and content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 3 and Note 15 for further information).
(6)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results.
(7)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Total share-based compensation expense	$100.0	$89.0	$50.6
Less:
Amount included in restructuring and other(i)	—	(3.5)	(0.6)
Adjusted share-based compensation	$100.0	$85.5	$50.0
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(8)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.4	$1.0	$8.1
General and administrative expense	58.7	47.2	52.6
Depreciation and amortization	134.9	144.2	155.9
	$194.0	$192.4	$216.6

See Note 12 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2022, 2021, and 2020.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$221.3	$242.8	$229.6
Corporate general and administrative expenses	97.1	113.7	99.7
Share-based compensation expense included in general and administrative expense	98.3	82.9	48.5
Purchase accounting and related adjustments	58.7	47.2	52.6
	$475.4	$486.6	$430.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Assets
Motion Picture	$1,622.6	$1,212.4
Television Production	1,978.9	1,757.9
Media Networks	4,706.7	4,399.3
Other unallocated assets(1)	683.0	936.6
	$8,991.2	$8,306.2
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$465.0	$339.8	$349.8
Television Production	1,287.0	856.1	743.3
Media Networks	1,134.6	625.1	640.7
Intersegment eliminations	(674.9)	(204.3)	(188.5)
	$2,211.7	$1,616.7	$1,545.3
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.4	0.4	1.2
Media Networks	27.0	24.9	22.4
Corporate(1)	5.7	9.7	7.5
	$33.1	$35.0	$31.1
_____________________
(1)Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Revenue
Canada	$56.8	$43.3	$43.9
United States	3,016.8	2,863.3	3,321.9
Other foreign	530.7	364.9	524.2
	$3,604.3	$3,271.5	$3,890.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Long-lived assets(1)
United States	$3,101.3	$2,279.7
Other foreign	164.2	162.2
	$3,265.5	$2,441.9
_____________
(1)Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, interest rate swaps, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2022, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $639.2 million, primarily related to the Company's Media Networks and Motion Picture segments (2021 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $638.8 million, primarily related to the Company's Media Networks and Motion Picture segments; 2020 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $438.6 million, primarily related to the Company's Media Networks and Motion Picture segments).

As of March 31, 2022 and 2021, the Company did not have any accounts receivable due from customers which individually represented greater than 10% of total consolidated accounts receivable.

17. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2022:

	Year Ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(1)	$510.9	$203.1	$64.7	$11.7	$2.6	$0.2	$793.2
Interest payments on corporate debt(2)	118.0	117.0	115.8	62.3	55.0	123.7	591.8
Other contractual obligations	147.5	58.9	38.1	26.0	25.3	92.1	387.9
Total future commitments under contractual obligations(3)	$776.4	$379.0	$218.6	$100.0	$82.9	$216.0	$1,772.9
____________________________
(1)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition, as described below:
(i)Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.
(ii)Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future.
(iii)Program rights commitments represent contractual commitments under programming license agreements related to films that are not available for exhibition until some future date (see below for further details).
(iv)Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates of the commitment. The amounts include estimated future interest payments associated with the commitment.
(2)Includes cash interest payments on the Company's corporate debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(3)Not included in the amounts above are $321.2 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11).

The Company is obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. The Company does not license films produced by Sony Pictures Animation. The programming fees to be paid by the Company to Sony are based on the quantity and domestic theatrical exhibition receipts of qualifying films. The Company also has an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides the Company with rights to exhibit these films immediately following their pay-one windows. The Company is unable to estimate the amounts to be paid under the Universal agreement for films that have not yet been released in theaters, however, such amounts are expected to be significant.
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
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2022, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 68.9% and 74.7%, respectively for the 2021 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2021 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2022, 2021 and 2020 were $98.3 million, $73.8 million, and $55.5 million, respectively.
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

On November 7, 2018, in support of its effort to obtain additional insurance reimbursements, the Company filed a lawsuit against certain insurers. Additionally, on November 5, 2018, an insurer that entered into an agreement and contributed $10.0 million to the Company's aggregate insurance reimbursement filed a lawsuit seeking declaratory judgment for reimbursement of its agreed upon payment. During the fiscal year ended March 31, 2022, the Company settled with all of the insurers in both lawsuits, which resulted in a net settlement amount derived by the Company during the year ended March 31, 2022 of $22.7 million, which is included in the “interest and other income” line item on the consolidated statement of operations.

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
As of March 31, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 30 months from March 31, 2022):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2022
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	1.9	GBP	in exchange for	$2.5	0.75	GBP
Hungarian Forint	4,089.2	HUF	in exchange for	$13.5	303.41	HUF
Euro	18.0	EUR	in exchange for	$17.5	1.03	EUR
Canadian Dollar	7.6	CAD	in exchange for	$6.2	1.24	CAD
Polish Zloty	10.4	PLN	in exchange for	$2.5	4.15	PLN
Bulgarian Lev	5.5	BGN	in exchange for	$3.2	1.69	BGN
Mexican Peso	217.3	MXN	in exchange for	$10.6	20.47	MXN

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

Designated Cash Flow Hedges. As of March 31, 2022, the Company had the following designated cash flow hedge pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 7 and Note 8):

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

Not Designated. As of March 31, 2022, the Company had the following pay-fixed receive-variable and offsetting pay-variable receive-fixed interest rate swaps outstanding, which are not designated as cash flow hedges:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Statement Effect of Derivatives
Consolidated statement of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2022, 2021 and 2020:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1.7	$(1.0)	$0.8
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	(0.2)	0.2	1.6
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$66.5	$72.0	$(138.6)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	(15.0)	(20.0)	(14.3)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in direct operating expense	$—	$0.3	$(0.4)
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(33.8)	$(28.3)	$—

Total direct operating expense on consolidated statements of operations	$2,064.2	$1,725.9	$2,226.1
Total interest expense on consolidated statements of operations	$176.0	$181.5	$191.3

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 10). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its consolidated balance sheets. As of March 31, 2022, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $169.6 million and $147.3 million, respectively, resulting in an asset recorded in other assets - non-current of $32.0 million and a liability recorded in other liabilities - non-current of $9.8 million. As of March 31, 2021, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $211.2 million and $236.3 million, respectively, resulting in an asset recorded in other assets - non-current of $50.8 million and a liability recorded in other liabilities - non-current of $75.9 million.
As of March 31, 2022 and 2021, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$3.5	$—	$2.8	$—
Interest rate swaps	—	109.1	—	(39.4)
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(77.1)	—	56.8
Fair value of derivatives	$3.5	$32.0	$2.8	$17.4
________________
(1)Includes $88.1 million and $46.0 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which is offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2022.

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

As of March 31, 2022, based on the current release schedule, the Company estimates approximately $1.8 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending March 31, 2023.
As of March 31, 2022, the Company estimates approximately $20.6 million of losses recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2023.

19. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 10). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. As of March 31, 2022, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amounts reported in the consolidated statement of cash flows at March 31, 2022. At March 31, 2022, restricted cash included in other current assets represents amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility and IP Credit Facility. There were no material amounts of restricted cash in the consolidated balance sheet as of March 31, 2021.

March 31, 2022
(Amounts in millions)
Cash and cash equivalents	$371.2
Restricted cash included in other current assets	13.4
Total cash, cash equivalents and restricted cash	$384.6

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2022, 2021 and 2020.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$1,400.2	$1,377.2	$1,603.2
Net cash proceeds received	1,391.2	1,371.3	1,593.9
Loss recorded related to transfers of receivables	9.0	5.9	9.3

At March 31, 2022, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $460.5 million (March 31, 2021 - $562.8 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2021, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires July 27, 2022. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $72.0 million as of March 31,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the years ended March 31, 2022, 2021 and 2020:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$155.5	$173.1	$192.6
Less amounts from collections reinvested under revolving agreement	(102.7)	(138.7)	(84.5)
Proceeds from new transfers	52.8	34.4	108.1
Collections not reinvested and remitted or to be remitted	(46.8)	(27.9)	(15.6)
Net cash proceeds received(1)	$6.0	$6.5	$92.5

Carrying value of receivables transferred and derecognized (2)	$154.5	$172.0	$191.9
Obligations recorded	$2.9	$1.9	$2.5
Loss recorded related to transfers of receivables	$1.9	$0.8	$1.7
___________________
(1)In addition, during the year ended March 31, 2022, the Company repurchased $25.5 million of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2022, the outstanding amount of receivables derecognized from the Company's consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $79.5 million (March 31, 2021 - $99.0 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2022 and March 31, 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2022	March 31, 2021
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$102.3	$68.0
Cash consideration receivable for sale of Pantaya (see Note 2)	—	123.6
Product inventory(1)	14.1	14.3
Tax credits receivable	128.3	68.4
	$244.7	$274.3
Other non-current assets
Prepaid expenses and other(2)	$19.8	$25.8
Accounts receivable(2)	39.0	49.4
Tax credits receivable	316.1	181.2
Operating lease right-of-use assets	170.7	127.0
Interest rate swap assets	32.0	50.8
	$577.6	$434.2
_____________________
(1)Home entertainment product inventory consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.
(2)Unamortized discounts on contract assets included in prepaid expenses and other were $0.5 million and $0.5 million at March 31, 2022 and 2021, and unamortized discounts on long-term, non-interest bearing receivables were $1.8 million and $2.4 million at March 31, 2022 and 2021, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2019	$(18.2)	$(62.1)	$(80.3)
Other comprehensive loss	(0.6)	(137.8)	(138.4)
Reclassifications to net loss(1)	—	12.7	12.7
March 31, 2020	(18.8)	(187.2)	(206.0)
Other comprehensive income	3.7	70.9	74.6
Reclassifications to net loss(1)	—	48.1	48.1
March 31, 2021	(15.1)	(68.2)	(83.3)
Other comprehensive income (loss)	(4.6)	68.2	63.6
Reclassifications to net loss(1)	—	49.0	49.0
March 31, 2022	$(19.7)	$49.0	$29.3
___________________
(1)Represents a loss of $0.2 million included in direct operating expense and a loss of $48.8 million included in interest expense on the consolidated statement of operations in the year ended March 31, 2022 (2021 - gain of $0.2 million included in direct operating expense and loss of $48.3 million included in interest expense; 2020 - gain of $1.6 million included in direct operating expense and loss of $14.3 million included in interest expense) (see Note 18).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2022 amounted to $135.0 million (2021 — $149.7 million; 2020 — $173.8 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2022 amounted to net tax paid of $16.9 million (2021 — net tax refunds received of $54.0 million; 2020 — net tax refunds received of $5.3 million).
Significant non-cash transactions during the fiscal years ended March 31, 2022 include certain interest rate swap agreements, which are discussed in Note 18, "Financial Instruments".

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2022	2021	2020
	(Amounts in millions)
Non-cash investing activities:
Accrued equity method investment	$19.0	$—	$—
Cash consideration receivable for sale of Pantaya (see Note 2)	$—	$123.6	$—
Decrease in finance lease right-of-use asset due to a reassessment event(1)	n/a	$(42.0)	n/a

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event(1)	n/a	$(48.6)	n/a
______________
(1)During the year ended March 31, 2021, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease (see Note 9).

Supplemental cash flow information related to leases was as follows:

	Year Ended
	March 31,
	2022	2021	2020
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57.0	$48.8	$37.1
Operating cash flows for finance leases	$—	$1.6	$3.4
Financing cash flows for finance leases	$—	$2.6	$3.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$67.8	$25.0	$8.3
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$27.5	$6.0	$—
Operating leases - increase in lease liability	$27.5	$12.6	$—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Related Party Transactions

In the year ended March 31, 2021, the Company paid less than $0.1 million to MLC Strategies, LLC (“MLC Strategies”) for certain consulting services (2020 - $0.1 million). No amounts were paid in the year ended March 31, 2022. Ms. Clyburn, a director of the Company, is the President of MLC Strategies.

In the year ended March 31, 2020, we incurred expenses on behalf of Mark H. Rachesky, the Chairman of the Board of the Company and principal of MHR Fund Management, for reimbursement of certain litigation costs of less than $0.1 million, which are included in restructuring and other in the consolidated statements of operations (2022 and 2021 - none). MHR Fund Management holds approximately 23% of the Company’s outstanding Class A voting shares and 11% of the Company's outstanding Class B non-voting common stock as of May 20, 2022.

In the year ended March 31, 2020, we incurred expenses on behalf of John C. Malone, a former director of the Company, for reimbursement of certain litigation costs of approximately $1.6 million, which are included in restructuring and other in the consolidated statements of operations.
Transactions with Equity Method Investees
Equity Method Investees. In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs and the lease of a studio facility owned by an equity-method investee, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5):

	March 31,
	2022	2021
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$13.1	$9.4
Investment in films and television programs(1)	1.6	—
Other assets, noncurrent(1)(2)	44.2	2.4
Total due from related parties	$58.9	$11.8

Accounts payable and accrued liabilities(1)(3)	$22.2	$15.4
Participations and residuals, current	5.9	7.6
Participations and residuals, noncurrent	1.1	1.2
Other liabilities(1)	38.3	—
Total due to related parties	$67.5	$24.2

	Year Ended March 31,
	2022	2021	2020
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$4.1	$7.2	$4.6
Direct operating expense	$6.5	$10.8	$13.8
Distribution and marketing expense	$0.2	$0.2	$—
General and administrative expense(4)	$—	$—	$(1.1)
Interest and other income	$3.1	$2.9	$1.7
__________________________________
(1)During the year ended March 31, 2022, the Company entered into certain operating leases related to a studio facility owned by an equity-method investee. Amounts related to these leases are included in investment in films and television programs, other assets - noncurrent, accounts payable and accrued liabilities and other liabilities in the consolidated balance sheet at March 31, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)During the years ended March 31, 2022, 2021, and 2020, the Company made loans (including accrued interest) of $3.0 million, $2.9 million and $12.5 million, respectively, to certain of its equity method investees, of which no amounts, none and $3.3 million, respectively, are included in other assets, noncurrent in the Company's consolidated balance sheets (net of equity interests losses applied against such loans), and included in the table above.
(3)Amounts primarily represent production related advances due to certain of its equity method investees.
(4)In the year ended March 31, 2020, amounts primarily represent reimbursement for certain shared services for equity method investees.

In addition, as of March 31, 2022, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities owned by an equity-method investee, for which construction has not yet been completed. See Note 9 for further information.

21. Subsequent Events
IGR Facility Funding. On April 1, 2022, the Company received $125.0 million under the IGR Facility (see Note 8).
Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the 2023 Term Loan A of $193.6 million, together with accrued and unpaid interest (see Note 7).