Form 10-Q
period 2022-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2022-08-05
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2022
Class A Voting Common Shares, no par value per share	83,312,392 shares
Class B Non-Voting Common Shares, no par value per share	145,202,914 shares

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2022, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K, and this report. These factors may also be increased or intensified as a result of (i) continuing events related to the coronavirus (COVID-19) global pandemic (including as a result of potential resurgences of COVID-19 in certain parts of the world), and the spread of new variants of the virus which could result in the re-imposition of restrictions to reduce its spread and (ii) Russia's invasion of Ukraine, including indirect impacts as a result of sanctions and economic disruptions. The extent to which the COVID-19 global pandemic or Russia's invasion of Ukraine ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, economic and business conditions (including as a result of the spread of recent and new variants); the potential effects of Russia's invasion of Ukraine on the Company, and economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$378.5	$371.2
Accounts receivable, net	428.0	442.2
Other current assets	222.9	244.7
Total current assets	1,029.4	1,058.1
Investment in films and television programs and program rights, net	3,148.8	3,013.6
Property and equipment, net	80.7	81.2
Investments	64.6	56.0
Intangible assets	1,407.8	1,440.2
Goodwill	2,764.5	2,764.5
Other assets	592.2	577.6
Total assets	$9,088.0	$8,991.2
LIABILITIES
Accounts payable and accrued liabilities	$563.6	$585.8
Participations and residuals	448.3	468.5
Film related and other obligations	1,090.3	951.1
Debt - short term portion	53.4	222.8
Deferred revenue	184.2	174.9
Total current liabilities	2,339.8	2,403.1
Debt	2,178.6	2,202.1
Participations and residuals	258.6	265.1
Film related and other obligations	1,008.6	729.0
Other liabilities	268.2	298.7
Deferred revenue	53.9	49.8
Deferred tax liabilities	39.0	38.8
Redeemable noncontrolling interests	336.6	321.2
Commitments and contingencies (Note 15)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.3 shares issued (March 31, 2022 - 83.3 shares issued)	669.4	668.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 142.5 shares issued (March 31, 2022 - 142.0 shares issued)	2,363.2	2,353.8
Accumulated deficit	(504.7)	(369.7)
Accumulated other comprehensive income	75.2	29.3
Total Lions Gate Entertainment Corp. shareholders' equity	2,603.1	2,681.6
Noncontrolling interests	1.6	1.8
Total equity	2,604.7	2,683.4
Total liabilities and equity	$9,088.0	$8,991.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions, except per share amounts)
Revenues	$893.9	$901.2
Expenses
Direct operating	596.5	486.2
Distribution and marketing	211.5	217.6
General and administration	103.7	130.6
Depreciation and amortization	42.4	43.3
Restructuring and other	8.0	3.2
Total expenses	962.1	880.9
Operating income (loss)	(68.2)	20.3
Interest expense	(46.1)	(41.7)
Interest and other income	1.3	3.9
Other expense	(5.0)	(1.7)
Loss on extinguishment of debt	(1.3)	(26.6)
Gain (loss) on investments	1.8	(0.1)
Equity interests income	0.9	0.7
Loss before income taxes	(116.6)	(45.2)
Income tax provision	(6.0)	(6.5)
Net loss	(122.6)	(51.7)
Less: Net loss attributable to noncontrolling interests	3.6	6.3
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(119.0)	$(45.4)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.53)	$(0.20)
Diluted net loss per common share	$(0.53)	$(0.20)

Weighted average number of common shares outstanding:
Basic	225.6	221.8
Diluted	225.6	221.8
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Net loss	$(122.6)	$(51.7)
Foreign currency translation adjustments, net of tax	(3.0)	0.1
Net unrealized gain (loss) on cash flow hedges, net of tax	48.9	(24.0)
Comprehensive loss	(76.7)	(75.6)
Less: Comprehensive loss attributable to noncontrolling interests	3.6	6.3
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(73.1)	$(69.3)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.3	3.5	—	—	3.5	—	3.5
Share-based compensation, net of share cancellations for taxes	—	1.1	0.2	5.8	—	—	6.9	—	6.9
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	(119.0)	—	(119.0)	0.2	(118.8)
Other comprehensive income	—	—	—	—	—	45.9	45.9	—	45.9
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(16.0)	—	(16.0)	—	(16.0)
Balance at June 30, 2022	83.3	$669.4	142.5	$2,363.2	$(504.7)	$75.2	$2,603.1	$1.6	$2,604.7

Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.4	0.2	1.9	—	—	2.3	—	2.3
Share-based compensation, net of share cancellations for taxes	—	1.2	1.2	20.6	—	—	21.8	—	21.8
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net loss	—	—	—	—	(45.4)	—	(45.4)	(0.1)	(45.5)
Other comprehensive loss	—	—	—	—	—	(23.9)	(23.9)	—	(23.9)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Balance at June 30, 2021	83.0	$664.9	139.6	$2,318.6	$(139.1)	$(107.2)	$2,737.2	$2.2	$2,739.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 8).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Operating Activities:
Net loss	$(122.6)	$(51.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42.4	43.3
Amortization of films and television programs and program rights	472.0	371.1
Amortization of debt financing costs and other non-cash interest	7.2	12.0
Non-cash share-based compensation	8.4	34.6
Other amortization	23.1	25.5
Loss on extinguishment of debt	1.3	26.6
Equity interests income	(0.9)	(0.7)
(Gain) loss on investments	(1.8)	0.1
Deferred income taxes	0.2	0.9
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—
Accounts receivable, net and other assets	5.4	(149.6)
Investment in films and television programs and program rights, net	(608.4)	(577.4)
Accounts payable and accrued liabilities	(51.8)	(60.1)
Participations and residuals	(26.4)	(20.7)
Program rights and other film obligations	49.3	(11.2)
Deferred revenue	13.7	8.6
Net Cash Flows Used In Operating Activities	(0.2)	(348.7)
Investing Activities:
Proceeds from the sale of Pantaya	—	123.6
Proceeds from the sale of other investments	2.3	—
Investment in equity method investees and other	(7.5)	(2.0)
Distributions from equity method investees	—	0.5
Capital expenditures	(9.6)	(6.4)
Net Cash Flows Provided By (Used In) Investing Activities	(14.8)	115.7
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	518.5	1,199.9
Debt - repurchases and repayments	(715.2)	(1,373.9)
Film related financing and other obligations - borrowings, net of debt issuance costs	522.9	309.2
Film related financing and other obligations - repayments	(152.6)	(146.0)
Settlement of financing component of interest rate swaps	(134.5)	(6.9)
Distributions to noncontrolling interest	(1.7)	—
Exercise of stock options	3.5	2.5
Tax withholding required on equity awards	(1.1)	(13.1)
Net Cash Flows Provided By (Used In) Financing Activities	39.8	(28.3)
Net Change In Cash, Cash Equivalents and Restricted Cash	24.8	(261.3)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(3.5)	—
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	384.6	528.7
Cash, Cash Equivalents and Restricted Cash - End Of Period	$405.9	$267.4

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. The balance sheet at March 31, 2022 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2023
Government Assistance: In November 2021, the FASB issued guidance which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, therefore it will be effective beginning with the Company's financial statements issued for the year ended March 31, 2023. While the adoption of this guidance will not have an impact on the Company's consolidated balance sheet or statement of operations, the adoption of this guidance may require additional annual disclosures in the Company's financial statements for the year ending March 31, 2023, which the Company is currently in the process of assessing.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and Dispositions

Spyglass. On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a 18.9% preferred equity interest in Spyglass, and entered into a multiyear first-look television arrangement with Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing, $10.0 million was paid in July 2022, and the remaining $10.0 million is to be paid in July 2023. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs on our unaudited condensed consolidated balance sheet. The preferred equity interest was accounted for as an equity-method investment (see Note 4).
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

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$568.4	$557.5
Completed and not released	90.2	121.4
In progress	603.7	574.9
In development	72.9	102.7
	1,335.2	1,356.5
Film Group Monetization
Released, net of accumulated amortization	518.9	469.5
Completed and not released	245.8	253.2
In progress	514.2	427.6
In development	11.5	11.4
	1,290.4	1,161.7
Licensed program rights, net of accumulated amortization	523.2	495.4
Investment in films and television programs and licensed program rights, net	$3,148.8	$3,013.6

At June 30, 2022, acquired film and television libraries have remaining unamortized costs of $146.4 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 18.9 years (March 31, 2022 - unamortized costs of $149.9 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three months ended June 30, 2022 and 2021, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Amortization expense:
Individual monetization	$267.9	$235.8
Film group monetization	52.5	32.1
Licensed program rights	151.6	103.2
	$472.0	$371.1

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Impairments by segment:
Motion Picture	$0.5	$—
Television Production	1.2	25.0
	$1.7	$25.0

4. Investments
The Company's investments consisted of the following:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Investments in equity method investees	$63.0	$53.9
Other investments	1.6	2.1
	$64.6	$56.0

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

42. 42 is a fully integrated management and production company, producing film, television and content, representing actors, writers, directors, comedians, presenters, producers, casting directors and media book rights; with offices in London and Los Angeles.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Current assets	$160.6	$125.3
Non-current assets	$164.3	$166.4
Current liabilities	$305.6	$253.9
Non-current liabilities	$60.1	$59.8

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Revenues	$34.6	$14.4
Gross profit	$12.2	$3.9
Net loss	$(2.0)	$(11.3)

5. Debt

Total debt of the Company, excluding film related and other obligations, was as follows:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	444.9	638.5
Term Loan B	841.0	844.2
5.500% Senior Notes	1,000.0	1,000.0
Total corporate debt	2,285.9	2,482.7
Unamortized debt issuance costs	(53.9)	(57.8)
Total debt, net	2,232.0	2,424.9
Less current portion	(53.4)	(222.8)
Non-current portion of debt	$2,178.6	$2,202.1

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at June 30, 2022 there was $1.25 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2022. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total Revolving Credit Facility of $1.25 billion less the amount drawn.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026 (see Debt Transactions section below for the April 2022 voluntary prepayment of the entire principal amount of the Term Loan A previously due March 22, 2023).
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and Term Loan A bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 3.54% as of June 30, 2022, before the impact of interest rate swaps).
•Term Loan B: The Term Loan B bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 4.04% as of June 30, 2022, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2022, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2022, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At June 30, 2022, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $122.6 million and accumulated deficit of $504.7 million were deemed free of restrictions from paying dividends at June 30, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Transactions:
Fiscal 2023:

Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.

Senior Notes Repurchases. In July 2022, the Company repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest. See Note 18 - Subsequent Events.
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
Credit Agreement Amendment. On April 6, 2021, the Company amended its Credit Agreement to, among other things, extend the maturity of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026, and make certain other changes to the covenants and other provisions therein.
Term Loan B Repurchases. During the three months ended June 30, 2021, the Company completed a series of repurchases of the term B loans due March 24, 2025 ("Term Loan B") and, in aggregate, paid $51.1 million to repurchase $51.5 million principal amount of the Term Loan B.
Loss on Extinguishment of Debt:
In accounting for the fiscal 2022 Senior Notes redemption and issuance transactions and credit agreement amendment discussed above, a portion of the refinancing transactions was considered a modification of terms, and a portion was considered a debt extinguishment. During the three months ended June 30, 2022 and 2021, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended June 30,
	2022	2021
Loss on extinguishment of debt:
Term Loan A prepayment	$1.3	$—
Senior Notes redemption and issuance	—	24.7
Credit Agreement amendment (Revolving Credit Facility and Term Loan A)	—	1.7
Term Loan B repurchases and other	—	0.2
	$1.3	$26.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Film Related and Other Obligations

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Program rights and film obligations	$327.8	$278.4

Film related financing and other obligations:
Production Loans	1,135.0	966.3
Production Tax Credit Facility	233.7	224.0
Programming Notes	56.2	96.4
Backlog Financing Facility and Other	243.6	—
IP Credit Facility	114.0	123.5
Total film related financing and other obligations	1,782.5	1,410.2
Unamortized debt issuance costs	(11.4)	(8.5)
Total film related financing and other obligations, net	1,771.1	1,401.7

Less current portion	(1,090.3)	(951.1)
Total non-current film related and other obligations	$1,008.6	$729.0
Program Rights and Film Obligations
Program rights and film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.
Film Related Financing and Other Obligations
Film related financing and other obligations include production loans, programming notes, the Company's Production Tax Credit Facility, IP Credit Facility, Backlog Financing Facility and other.
Production Loans. Production loans represent individual loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily LIBOR and SOFR-based interest at a weighted average rate of 3.61% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).
Programming Notes. Programming notes represent individual loans for the licensing of film and television programs that the Company licenses. The Company's programming notes have contractual repayment dates in July 2022, and incur primarily LIBOR and SOFR-based interest at a weighted average rate of 4.57% (before the impact of interest rate swaps, see Note 16 for interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 31, 2021 and March 29, 2022, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 3.29% at June 30, 2022). The Production Tax Credit Facility matures on January 27, 2025. As of June 30, 2022, there was $233.7 million outstanding under the Production Tax Credit Facility, and there were no material amounts available under the Production Tax Credit Facility (March 31, 2022 - $224.0 million outstanding).
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum (with a LIBOR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 4.04% at June 30, 2022). The IP Credit Facility matures on July 30, 2026. As of June 30, 2022, there was $114.0 million outstanding under the IP Credit Facility.
Backlog Financing Facility and Other:
Backlog Financing Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Financing Facility") based on collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Financing Facility as of June 30, 2022 was $125.0 million, subject to the amount of eligible collateral contributed to the facility. In August 2022, the Company amended its Backlog Financing Facility and increased the maximum principal amount of the Backlog Financing Facility from $125.0 million to $175.0 million (see Note 18 - Subsequent Events). Advances under the Backlog Financing Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum at June 30, 2022. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 2.94% at June 30, 2022). The Backlog Financing Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2022, there was $125.0 million outstanding under the Backlog Financing Facility, and there were no amounts available under the Backlog Financing Facility (March 31, 2022 - no amounts outstanding).
Other. On June 28, 2022, the Company borrowed $118.6 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "Distribution Loan Agreement"). The loan agreement matures on December 28, 2025. Outstanding loan balances must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. Borrowings bear interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 1.50% per annum (effective interest rate of 3.30% at June 30, 2022).

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2022 and March 31, 2022:

	June 30, 2022			March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Equity securities with a readily determinable fair value	$—	$—	$—	$0.5	$—	$0.5
Forward exchange contracts (see Note 16)	—	6.3	6.3	—	3.5	3.5
Interest rate swaps (see Note 16)(1)	—	4.2	4.2	—	120.1	120.1

Liabilities:
Forward exchange contracts (see Note 16)	—	(5.1)	(5.1)	—	(2.8)	(2.8)
Interest rate swaps (see Note 16)	—	—	—	—	28.6	28.6
________________
(1)Amounts at March 31, 2022 exclude $88.1 million of financing component of interest rate swaps presented in the table below (none at June 30, 2022).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt, film related financing and other obligations, and interest rate swaps at June 30, 2022 and March 31, 2022:

	June 30, 2022		March 31, 2022
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$440.0	$422.7	$631.9	$625.7
Term Loan B	834.9	809.5	837.5	828.3
5.500% Senior Notes	966.8	779.2	965.8	962.5
Production Loans	1,131.6	1,135.0	963.7	966.3
Production Tax Credit Facility	230.6	233.7	221.1	224.0
Programming Notes	56.2	56.2	96.4	96.4
Backlog Financing Facility and Other	241.0	243.6	—	—
IP Credit Facility	111.6	114.0	120.6	123.5
Financing component of interest rate swaps(2)	—	—	134.0	122.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at March 31, 2022 include $88.1 million recorded as a reduction of assets under master netting arrangements (none at June 30, 2022).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at June 30, 2022 and March 31, 2022.

8. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Beginning balance	$321.2	$219.1
Net loss attributable to redeemable noncontrolling interests	(3.8)	(6.2)
Noncontrolling interests discount accretion	4.9	7.7
Adjustments to redemption value	16.0	10.8
Cash distributions	(1.7)	—
Ending balance	$336.6	$231.4

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$10.9	$28.4
Home Entertainment
Digital Media	132.2	112.2
Packaged Media	22.1	34.0
Total Home Entertainment	154.3	146.2
Television	45.3	50.8
International	65.7	62.8
Other	2.6	3.0
Total Motion Picture revenues	278.8	291.2

Television Production
Television	301.3	272.2
International	79.3	67.5
Home Entertainment
Digital Media	31.3	24.5
Packaged Media	0.9	2.3
Total Home Entertainment	32.2	26.8
Other	19.5	19.6
Total Television Production revenues	432.3	386.1

Media Networks - Programming Revenues
Domestic	349.6	358.2
International	31.6	24.1
	381.2	382.3

Intersegment eliminations	(198.4)	(158.4)
Total revenues	$893.9	$901.2

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2022 are as follows:

	Rest of Year Ending March 31, 2023	Year Ending March 31,
		2024	2025	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$947.5	$527.3	$268.5	$196.5	$1,939.8
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $39.8 million including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2022, from performance obligations satisfied prior to March 31, 2022. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. At June 30, 2022 and March 31, 2022, accounts receivable, contract assets and deferred revenue are as follows.

Item	Balance Sheet Location	June 30, 2022	March 31, 2022	Addition (Reduction)
		(Amounts in millions)
Accounts receivable, net - current	Accounts receivable, net	$428.0	$442.2	$(14.2)
Accounts receivable, net - non-current	Other assets - non-current	48.9	39.0	9.9
Contract asset - current	Other assets - current(1)	44.4	40.5	3.9
Contract asset - non-current	Other assets - non-current(1)	9.5	9.3	0.2
Deferred revenue - current	Deferred revenue - current	184.2	174.9	9.3
Deferred revenue - non-current	Deferred revenue - non-current	53.9	49.8	4.1
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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2022	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	June 30, 2022
	(Amounts in millions)
Trade accounts receivable	$11.5	$(1.1)	$—	$10.4
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $98.7 million were recognized during the three months ended June 30, 2022 related to the balance of deferred revenue at March 31, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three months ended June 30, 2022 and 2021 is presented below:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(119.0)	$(45.4)
Denominator:
Weighted average common shares outstanding	225.6	221.8
Basic and diluted net loss per common share	$(0.53)	$(0.20)

As a result of the net loss in the three months ended June 30, 2022 and 2021, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2022 totaled 3.8 million (three months ended June 30, 2021 - 7.4 million).
Additionally, for the three months ended June 30, 2022 and 2021, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	19.6	13.4
Restricted share units	0.1	—
Other issuable shares	2.7	1.9
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	22.4	15.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2022 and March 31, 2022. The table below outlines common shares reserved for future issuance:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	27.0	27.6
Restricted stock and restricted share units — unvested	11.3	7.9
Common shares available for future issuance	15.2	18.4
Shares reserved for future issuance	53.5	53.9

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Compensation Expense:
Stock options	$1.7	$9.4
Restricted share units and other share-based compensation	5.8	22.9
Share appreciation rights	0.3	2.3
	7.8	34.6
Impact of accelerated vesting on equity awards(1)	0.6	—
Total share-based compensation expense	$8.4	$34.6

Tax impact(2)	(1.5)	(6.6)
Reduction in net income	$6.9	$28.0
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.2	$0.1
Distribution and marketing	0.1	0.1
General and administration	7.5	34.4
Restructuring and other	0.6	—
	$8.4	$34.6

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2022:

	Stock Options and SARs						Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares			Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2022	5.4		$24.34	22.2		$15.36	—	(1)	$11.51	7.9	$11.87
Granted	—		—	—	(1)	$10.38	—		—	3.7	$9.62
Options exercised or restricted stock or RSUs vested	—	(1)	$7.70	(0.4)		$10.21	—		—	(0.1)	$13.72
Forfeited or expired	—	(1)	$15.42	(0.2)		$42.66	—		—	(0.2)	$11.88
Outstanding at June 30, 2022	5.4		$24.38	21.6		$15.37	—	(1)	$11.51	11.3	$11.10
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three months ended June 30, 2022 and 2021 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

12. Income Taxes
The income tax provision for the three months ended June 30, 2022 and 2021 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three months ended June 30, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits.

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

13. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three months ended June 30, 2022 and 2021, the Company also incurred certain other unusual charges, which are included in direct operating expense in the consolidated statements of operations as described below. The following table sets forth restructuring and other and these other unusual charges and the statement of operations line items they are included in for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$2.8	$2.4
Accelerated vesting on equity awards (see Note 11)	0.6	—
Total severance costs	$3.4	$2.4
COVID-19 related charges included in restructuring and other(2)	0.1	0.3
Transaction and related costs(3)	4.5	0.5
Total Restructuring and Other	8.0	3.2

Other unusual charges not included in restructuring and other:
COVID-19 related charges (benefit) included in:
Direct operating expense(4)	(1.0)	1.6
Total restructuring and other and COVID-19 related charges	$7.0	$4.8
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
(3)Transaction and related costs in the three months ended June 30, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(4)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, including the worldwide closure of theaters, international travel restrictions and the pausing of motion picture and television productions, certain incremental costs were incurred and expensed. The charges (benefit) included in direct operating expense includes incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $1.0 million in the three months ended June 30, 2022 (three months ended June 30, 2021 - $5.9 million). In the three months ended June 30, 2022, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Severance liability
Beginning balance	$1.5	$5.7
Accruals	2.8	2.4
Severance payments	(2.0)	(3.8)
Ending balance(1)	$2.3	$4.3
_______________________
(1)As of June 30, 2022, the remaining severance liability of approximately $2.3 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$278.8	$291.2
Television Production	432.3	386.1
Total Studio Business	711.1	677.3
Media Networks	381.2	382.3
Intersegment eliminations	(198.4)	(158.4)
	$893.9	$901.2
Intersegment revenues
Studio Business:
Motion Picture	$3.5	$4.4
Television Production	194.9	154.0
Total Studio Business	198.4	158.4
Media Networks	—	—
	$198.4	$158.4
Gross contribution
Studio Business:
Motion Picture	$73.1	$68.7
Television Production	30.7	13.0
Total Studio Business	103.8	81.7
Media Networks	(13.5)	109.3
Intersegment eliminations	(5.1)	8.6
	$85.2	$199.6
Segment general and administration
Studio Business:
Motion Picture	$22.6	$24.4
Television Production	11.1	10.0
Total Studio Business	33.7	34.4
Media Networks	23.5	21.1
	$57.2	$55.5
Segment profit
Studio Business:
Motion Picture	$50.5	$44.3
Television Production	19.6	3.0
Total Studio Business	70.1	47.3
Media Networks	(37.0)	88.2
Intersegment eliminations	(5.1)	8.6
	$28.0	$144.1

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Company’s total segment profit	$28.0	$144.1
Corporate general and administrative expenses	(23.0)	(24.3)
Adjusted depreciation and amortization(1)	(10.1)	(10.1)
Restructuring and other(2)	(8.0)	(3.2)
COVID-19 related benefit (charges) included in direct operating expense(3)	1.0	(1.6)
Adjusted share-based compensation expense(4)	(7.8)	(34.6)
Purchase accounting and related adjustments(5)	(48.3)	(50.0)
Operating income (loss)	(68.2)	20.3
Interest expense	(46.1)	(41.7)
Interest and other income	1.3	3.9
Other expense	(5.0)	(1.7)
Loss on extinguishment of debt	(1.3)	(26.6)
Gain (loss) on investments	1.8	(0.1)
Equity interests income	0.9	0.7
Loss before income taxes	$(116.6)	$(45.2)
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

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Depreciation and amortization	$42.4	$43.3
Less: Amount included in purchase accounting and related adjustments	(32.3)	(33.2)
Adjusted depreciation and amortization	$10.1	$10.1
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 13).
(3)In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, during the three months ended June 30, 2022, the Company has incurred a benefit of $1.0 million, net of insurance recoveries, in incremental direct operating expense (three months ended June 30, 2021 - charges of $1.6 million) (see Note 13). These charges are excluded from segment operating results.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Total share-based compensation expense	$8.4	$34.6
Less:
Amount included in restructuring and other(i)	(0.6)	—
Adjusted share-based compensation	$7.8	$34.6
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

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$0.4
General and administrative expense	16.0	16.4
Depreciation and amortization	32.3	33.2
	$48.3	$50.0

See Note 9 for revenues by media or product line as broken down by segment for the three months ended June 30, 2022 and 2021.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$57.2	$55.5
Corporate general and administrative expenses	23.0	24.3
Share-based compensation expense included in general and administrative expense	7.5	34.4
Purchase accounting and related adjustments	16.0	16.4
	$103.7	$130.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Assets
Motion Picture	$1,638.7	$1,622.6
Television Production	2,026.0	1,978.9
Media Networks	4,726.6	4,706.7
Other unallocated assets(1)	696.7	683.0
	$9,088.0	$8,991.2
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
As of June 30, 2022, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

Insurance Litigation

During the fiscal year ended March 31, 2022, the Company settled with all of the insurers in its previous lawsuits related to insurance reimbursements associated with its previous Starz shareholder litigation settlement, which resulted in a net settlement amount received by the Company of $22.7 million, of which $2.5 million is included in the “interest and other income” line item on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2021.

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
As of June 30, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 27 months from June 30, 2022):

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2022
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	3.0	GBP	in exchange for	$4.0	0.74	GBP
Hungarian Forint	798.9	HUF	in exchange for	$2.7	300.22	HUF
Euro	6.9	EUR	in exchange for	$5.1	1.35	EUR
Canadian Dollar	8.5	CAD	in exchange for	$6.7	1.26	CAD
Polish Zloty	1.8	PLN	in exchange for	$0.5	3.32	PLN
Bulgarian Lev	4.4	BGN	in exchange for	$2.7	1.66	BGN
Mexican Peso	61.1	MXN	in exchange for	$3.0	20.52	MXN

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

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to a financing component on a portion of our previously outstanding interest rate swaps (see Terminated Swaps, Designated Cash Flow Hedges at March 31, 2022 table below), the cash flows related to these contracts are classified as financing activities through the date of termination.

May 2022 Transactions: In May 2022, the Company terminated certain of its interest rate swap contracts with effective dates of May 19, 2020, June 15, 2020 and August 14, 2020, (the "Terminated Swaps"), as presented in the Terminated Swaps tables below. As a result of the terminations, the Company received approximately $56.4 million. Simultaneously with the termination of the Terminated Swaps, the Company re-designated all other swaps previously not designated (i.e., swaps with effective dates of May 23, 2018, June 25, 2018, July 31, 2018 and December 24, 2018 (the "Re-designated Swaps")) as cash flow hedges of variable rate debt with an aggregate notional amount of $1.4 billion, as presented in the Designated Cash Flow Hedges table below. In addition to the $1.4 billion Re-designated Swaps, the Company also has $300.0 million of other interest rate swaps designated as cash flow hedges as of June 30, 2022. Accordingly, at June 30, 2022, the Company has a total of $1.7 billion of interest rate swaps designated as cash flow hedges (see Designated Cash Flow Hedges table below).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Terminated Swaps:

Designated Cash Flow Hedges at March 31, 2022:

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date(1)
	(in millions)
May 19, 2020	$700.0	1.923%	March 23, 2030	(2)
May 19, 2020	$350.0	2.531%	March 23, 2027	(2)
June 15, 2020	$150.0	2.343%	March 23, 2027	(2)
August 14, 2020	$200.0	1.840%	March 23, 2030	(2)
Total	$1,400.0
__________________
(1)Subject to a mandatory early termination date of March 23, 2025.
(2)These pay-fixed interest rate swaps were considered hybrid instruments with a financing component and an embedded at-market derivative that was designated as a cash flow hedge.

Not Designated Cash Flow Hedges at March 31, 2022:

Effective Date	Notional Amount	Fixed Rate Received	Maturity Date
	(in millions)
May 19, 2020	$700.0	2.915%	March 24, 2025
August 14, 2020	$200.0	2.723%	March 23, 2025
May 19, 2020	$300.0	2.885%	March 23, 2025
May 19, 2020	$50.0	2.744%	March 23, 2025
June 15, 2020	$100.0	2.808%	March 23, 2025
June 15, 2020	$50.0	2.728%	March 23, 2025
Total	$1,400.0

The receipt of approximately $56.4 million as a result of the termination was recorded as a reduction of the asset values of the derivatives amounting to $188.7 million and a reduction of the financing component (debt host) of the Terminated Swaps amounting to $131.3 million. At the time of the termination of the Terminated Swaps, there was approximately $180.4 million of unrealized gains recorded in accumulated other comprehensive income (loss) related to these Terminated Swaps. This amount will be amortized as a reduction of interest expense through the remaining term of the swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded as a reduction to interest expense at that time. In addition, the liability amount of $6.8 million for the Re-designated Swaps (see Designated Cash Flow Hedges table below) at the re-designation date will be amortized as a reduction of interest expense throughout the remaining term of the Re-designated Swaps, unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time.

The receipt of approximately $56.4 million was classified in the unaudited condensed consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps, and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges. As of June 30, 2022, the Company had the following designated cash flow hedge pay-fixed interest rate swaps outstanding (all related to the Company's LIBOR-based debt, see Note 5 and Note 6):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 23, 2018	$700.0	2.915%	March 24, 2025	(1)
June 25, 2018	$200.0	2.723%	March 23, 2025	(1)
July 31, 2018	$300.0	2.885%	March 23, 2025	(1)
December 24, 2018	$50.0	2.744%	March 23, 2025	(1)
December 24, 2018	$100.0	2.808%	March 23, 2025	(1)
December 24, 2018	$50.0	2.728%	March 23, 2025	(1)
Total	$1,700.0
__________________
(1)Represents the Re-designated Swaps as described in the May 2022 Transactions section above that were previously not designated cash flow hedges at March 31, 2022.

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Loss recognized in accumulated other comprehensive income	$(0.4)	$(0.2)
Loss reclassified from accumulated other comprehensive income into direct operating expense	$(0.9)	$(0.3)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income	$36.7	$(36.2)
Loss reclassified from accumulated other comprehensive income into interest expense	$(6.1)	$(3.7)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income into interest expense	$(5.6)	$(8.4)

Total direct operating expense on consolidated statements of operations	$596.5	$486.2
Total interest expense on consolidated statements of operations	$46.1	$41.7

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 7). The portion of the swaps reflecting the financing component of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2022, there were no swaps outstanding that were subject to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a master netting arrangement. As of March 31, 2022, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $169.6 million and $147.3 million, respectively, resulting in an asset recorded in other assets - non-current of $32.0 million and a liability recorded in other liabilities - non-current of $9.8 million.
As of June 30, 2022 and March 31, 2022, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	June 30, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$6.3	$—	$5.1	$—
Interest rate swaps	—	4.2	—	—
Fair value of derivatives	$6.3	$4.2	$5.1	$—

	March 31, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$3.5	$—	$2.8	$—
Interest rate swaps	—	109.1	—	(39.4)
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(77.1)	—	56.8
Fair value of derivatives	$3.5	32.0	$2.8	17.4
________________
(1)Includes $88.1 million and $46.0 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which was offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2022.
As of June 30, 2022, based on the current release schedule, the Company estimates approximately $0.7 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending June 30, 2023.
As of June 30, 2022, the Company estimates approximately $10.9 million of losses recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2023.

17. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at June 30, 2022 and March 31, 2022. At June 30, 2022 and March 31, 2022, restricted cash represents amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Financing Facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Cash and cash equivalents	$378.5	$371.2
Restricted cash included in other current assets	15.4	13.4
Restricted cash included in other non-current assets	12.0	—
Total cash, cash equivalents and restricted cash	$405.9	$384.6

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$102.3	$102.3
Product inventory	13.9	14.1
Tax credits receivable	106.7	128.3
	$222.9	$244.7
Other non-current assets
Prepaid expenses and other	$31.3	$19.8
Accounts receivable	48.9	39.0
Tax credits receivable	335.2	316.1
Operating lease right-of-use assets	172.6	170.7
Interest rate swap assets	4.2	32.0
	$592.2	$577.6

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2022 and 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$337.3	$340.4
Net cash proceeds received	333.7	338.5
Loss recorded related to transfers of receivables	3.6	1.9

At June 30, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $448.7 million (March 31, 2022 - $460.5 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2021 and July 2022, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires August 26, 2022. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $68.7 million as of June 30, 2022 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$60.8	$39.1
Less amounts from collections reinvested under revolving agreement	(24.1)	(29.3)
Proceeds from new transfers	36.7	9.8
Collections not reinvested and remitted or to be remitted	(16.8)	(12.4)
Net cash proceeds received (paid or to be paid)(1)	$19.9	$(2.6)

Carrying value of receivables transferred and derecognized (2)	$59.1	$39.0
Obligations recorded	$3.0	$(0.1)
Loss (gain) recorded related to transfers of receivables	$1.3	$(0.2)
___________________
(1)In addition, during the three months ended June 30, 2022, the Company repurchased $20.9 million of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At June 30, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $78.5 million (March 31, 2022 - $79.5 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2022	$(19.7)	$49.0	$29.3
Other comprehensive income (loss)	(3.0)	36.3	33.3
Reclassifications to net loss(1)	—	12.6	12.6
June 30, 2022	$(22.7)	$97.9	$75.2

March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive income (loss)	0.1	(36.4)	(36.3)
Reclassifications to net loss(1)	—	12.4	12.4
June 30, 2021	$(15.0)	$(92.2)	$(107.2)
___________________
(1)Represents a loss of $0.9 million included in direct operating expense and a loss of $11.7 million included in interest expense on the unaudited condensed consolidated statement of operations in the three months ended June 30, 2022 (three months ended June 30, 2021 - loss of $0.3 million included in direct operating expense and loss of $12.1 million included in interest expense) (see Note 16).

Supplemental Cash Flow Information

Significant non-cash transactions during the three months ended June 30, 2022 and 2021 include certain interest rate swap agreements, which are discussed in Note 16, "Derivative Instruments and Hedging Activities".

There were no significant non-cash investing or financing activities for the three months ended June 30, 2022 and 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Subsequent Events

Senior Notes Repurchases. In July 2022, the Company repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest.

Backlog Financing Facility. In August 2022, the Company amended its Backlog Financing Facility and increased the maximum principal amount of the Backlog Financing Facility from $125.0 million to $175.0 million.

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
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ responses regarding health matters going forward. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, certain incremental costs were incurred and expensed, as presented in the table below:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(1.0)	$1.6
Restructuring and other(2)	0.1	0.3
Total COVID-19 related charges (benefit)	$(0.9)	$1.9
___________
(1)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries of $1.0 million in the three months ended June 30, 2022 (three months ended June 30, 2021 - $5.9 million). In the three months ended June 30, 2022, insurance recoveries exceeded the incremental costs expensed in the quarter, resulting in a net benefit included in direct operating expense.
(2)Amounts reflected in restructuring and other represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols and other incremental general and administrative costs associated with the COVID-19 global pandemic.

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
The economic impact of the COVID-19 global pandemic and resulting societal changes will depend on numerous evolving factors that cannot be predicted with certainty. There are a number of ways in which these uncertainties resulting from the COVID-19 global pandemic have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses presented in the table above, lower revenues from the closure or reopening of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs, or lower box office revenues from pre-pandemic levels due to shifts in viewing; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production, delivery and/or release; and while STARZ initially experienced an increase in viewership during the fiscal year ended March 31, 2021 of its content, future growth could be impacted by whether productions that have resumed will be paused again, and future consumer viewing patterns as the pandemic eases.
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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2022 and 2021.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. In addition, the evolving and uncertain nature of the COVID-19 global pandemic could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 26, 2022.
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
The cost of program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on an accelerated or straight-line basis based on the historical viewership patterns, the current and anticipated number of exhibitions expected or the license period on a title-by-title or episode-by-episode basis. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.
Changes in management’s estimate of the anticipated exhibitions and viewership patterns of films and original series on our platforms could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions and expected viewership patterns may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
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
For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the fair value is determined based on the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned along the Company's networks and digital content offerings domestically (i.e., Starz Networks) and by territory or groups of territories internationally, wherein content assets are shared across the various territories and therefore, the territory or group of territories is the film group. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
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
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ branded premium subscription video services.
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.3 million on our total revenue in the three months ended June 30, 2022 (2021 - $0.5 million).
Revenue from commissions are recognized as such services are provided.
Media Networks revenues may be based on a variable fee (i.e., a fee based on number of subscribers who receive our networks or other subscriber based factors) or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations. Media Networks revenue is also generated through the distribution of our SVOD service directly to consumer through the Starz App. The variable distribution fee arrangements represent sales or usage based royalties, which are recognized over the period of such sales or usage by our distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated but not yet reported to us by our distribution partners are made based on the estimated number of subscribers using historical trends and recent reporting. Media Networks fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the Starz App are billed in advance of the start of their monthly or annual membership and revenues are recognized ratably over each applicable membership period. Payments to distributors for marketing support costs for which Starz receives a discrete benefit are recorded as distribution and marketing costs, and payments to distributors for which Starz receives no discrete benefit are recorded as a reduction of revenue.
Goodwill and Indefinite-Lived Intangibles. At June 30, 2022, the carrying value of goodwill and indefinite-lived intangible assets was $2.8 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2022, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $1.97 billion), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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

During the three months ended June 30, 2022, we evaluated the current macroeconomic and microeconomic environments in relation to the current and expected performance of our reporting units. Based on this evaluation, we determined there were no events or circumstances that would have resulted in changes to the underlying key assumptions and judgments used in our goodwill impairment test at a significance level that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content; continued and increasingly adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from Russia's invasion of Ukraine; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
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
During the three months ended June 30, 2022, there were no events or circumstances that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At June 30, 2022, the carrying value of our finite-lived intangible assets was approximately $1.16 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.15 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2022, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.

During the three months ended June 30, 2022, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2022, we had a valuation allowance of $362.8 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$278.8	$291.2	$(12.4)	(4.3)%
Television Production	432.3	386.1	46.2	12.0%
Total Studio Business	711.1	677.3	33.8	5.0%
Media Networks	381.2	382.3	(1.1)	(0.3)%
Intersegment eliminations	(198.4)	(158.4)	(40.0)	25.3%
Total revenues	893.9	901.2	(7.3)	(0.8)%
Expenses:
Direct operating	596.5	486.2	110.3	22.7%
Distribution and marketing	211.5	217.6	(6.1)	(2.8)%
General and administration	103.7	130.6	(26.9)	(20.6)%
Depreciation and amortization	42.4	43.3	(0.9)	(2.1)%
Restructuring and other	8.0	3.2	4.8	150.0%
Total expenses	962.1	880.9	81.2	9.2%
Operating income (loss)	(68.2)	20.3	(88.5)	nm
Interest expense	(46.1)	(41.7)	(4.4)	10.6%
Interest and other income	1.3	3.9	(2.6)	(66.7)%
Other expense	(5.0)	(1.7)	(3.3)	194.1%
Loss on extinguishment of debt	(1.3)	(26.6)	25.3	n/a
Gain (loss) on investments	1.8	(0.1)	1.9	nm
Equity interests income	0.9	0.7	0.2	28.6%
Loss before income taxes	(116.6)	(45.2)	(71.4)	158.0%
Income tax provision	(6.0)	(6.5)	0.5	(7.7)%
Net loss	(122.6)	(51.7)	(70.9)	137.1%
Less: Net loss attributable to noncontrolling interest	3.6	6.3	(2.7)	(42.9)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(119.0)	$(45.4)	$(73.6)	162.1%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $7.3 million in the three months ended June 30, 2022 reflecting a slight decrease of $1.1 million from our Media Networks business, and an increase in intersegment eliminations, which primarily relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment, offset by an increase of $33.8 million from our Studio Business.
Motion Picture revenue decreased $12.4 million in the current quarter due primarily to fewer theatrical slate releases generating revenue in the quarter, lower packaged media home entertainment revenue, and decreased television revenue. These decreases were offset by increased digital media home entertainment revenue and international revenue. Motion Picture revenue included $3.5 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing a decrease of $0.9 million from the three months ended June 30, 2021.
Television Production revenue increased $46.2 million due to increased intersegment revenues from the licensing of Starz original series, and increased third-party revenue from reality television programs. Television Production revenue included $194.9 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $40.9 million from the three months ended June 30, 2021.
The increase in Television Production revenue was partially offset by increased intersegment eliminations associated with higher Television Production revenues for licenses of original series to Starz Networks and STARZPLAY International, both in the Media Networks segment.
Media Networks revenue decreased $1.1 million reflecting a decrease of $8.6 million at Starz Networks, partially offset by increased revenue at STARZPLAY International of $7.5 million.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$150.2	53.9%	$127.1	43.6%	$23.1	18.2%
Television Production	393.2	91.0	365.2	94.6	28.0	7.7%
Total Studio Business	543.4	76.4	492.3	72.7	51.1	10.4%
Media Networks	247.2	64.8	158.8	41.5	88.4	55.7%
COVID-19 related charges	(1.0)	nm	1.6	nm	(2.6)	(162.5)%
Other	0.2	nm	0.5	nm	(0.3)	(60.0)%
Intersegment eliminations	(193.3)	nm	(167.0)	nm	(26.3)	15.7%
	$596.5	66.7%	$486.2	54.0%	$110.3	22.7%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended June 30, 2022 due to higher direct operating expenses of the Media Networks segment and our Studio Business, partially offset by higher intersegment eliminations. The increase in Media Networks direct operating expense was driven by increases at Starz Networks of $72.8 million and STARZPLAY International of $15.6 million. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to higher revenues, and higher direct operating expenses of the Motion Picture segment due to higher direct operating expense as a percentage of Motion Picture revenue due to the mix of product in the current quarter. The increase in intersegment eliminations is due to increased revenue from licenses of original series to Starz Networks and STARZPLAY International, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges. As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In the three months ended June 30, 2022, direct operating expense included a benefit of $1.0 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (three months ended June 30, 2021 - charges of $1.6 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of recent and new variants. We are in the process of seeking additional insurance recovery for some of the costs already incurred and expect to seek insurance recovery for any additional incremental costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expenses in the table above includes share-based compensation, and the three months ended June 30, 2021 also includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$55.5	$95.4	$(39.9)	(41.8)%
Television Production	8.4	7.9	0.5	6.3%
Total Studio Business	63.9	103.3	(39.4)	(38.1)%
Media Networks	147.5	114.2	33.3	29.2%
Other	0.1	0.1	—	—%
	$211.5	$217.6	$(6.1)	(2.8)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$26.3	$57.9	$(31.6)	(54.6)%

Distribution and marketing expenses decreased in the three months ended June 30, 2022, due to lower Studio Business distribution and marketing expense, offset by increased Media Networks distribution and marketing expense. The decrease at the Studio Business reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with fewer releases in the current quarter. The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks of $24.8 million resulting from an increase in spend to increase awareness of first season original series premieres and drive growth in subscribers, and an increase at STARZPLAY International of $8.5 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$22.6		$24.4		$(1.8)	(7.4)%
Television Production	11.1		10.0		1.1	11.0%
Total Studio Business	33.7		34.4		(0.7)	(2.0)%
Media Networks	23.5		21.1		2.4	11.4%
Corporate	23.0		24.3		(1.3)	(5.3)%
	80.2	9.0%	79.8	8.9%	0.4	0.5%
Share-based compensation expense	7.5		34.4		(26.9)	(78.2)%
Purchase accounting and related adjustments	16.0		16.4		(0.4)	(2.4)%
Total general and administrative expenses	$103.7	11.6%	$130.6	14.5%	$(26.9)	(20.6)%

General and administrative expenses decreased in the three months ended June 30, 2022, resulting from decreased share-based compensation expense, Corporate, and Motion Picture general and administrative expenses, and purchase accounting and related adjustments, partially offset by increases in Media Networks and Television Production general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $1.3 million, or 5.3%, primarily due to a decrease in incentive based compensation.
The decrease in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 is primarily due to lower fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$7.5	$34.4
Restructuring and other(1)	0.6	—
Direct operating expense	0.2	0.1
Distribution and marketing expense	0.1	0.1
Total share-based compensation expense	$8.4	$34.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments decreased $0.4 million, or 2.4%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.

Depreciation and Amortization Expense. Depreciation and amortization of $42.4 million for the three months ended June 30, 2022 decreased $0.9 million from $43.3 million in the three months ended June 30, 2021 due to lower amortization expense related to our customer relationship intangible assets.
Restructuring and Other. Restructuring and other increased $4.8 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2022 and 2021 (see Note 13 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Severance(1)
Cash	$2.8	$2.4	$0.4	16.7%
Accelerated vesting on equity awards (see Note 11 to our unaudited condensed consolidated financial statements)	0.6	—	0.6	n/a
Total severance costs	3.4	2.4	1.0	41.7%
COVID-19 related charges(2)	0.1	0.3	(0.2)	(66.7)%
Transaction and related costs(3)	4.5	0.5	4.0	nm
	$8.0	$3.2	$4.8	150.0%
_______________________
nm - Percentage not meaningful.
(1)Severance costs in the three months ended June 30, 2022 and 2021 were primarily related to restructuring activities in connection with cost-saving initiatives.
(2)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(3)Transaction and related costs in the three months ended June 30, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $46.1 million in the three months ended June 30, 2022 increased $4.4 million from the three months ended June 30, 2021. The following table sets forth the components of interest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$2.8	$1.4
Term loans	9.3	8.6
Senior Notes	13.8	13.4
Other(1)	13.0	6.3
	38.9	29.7
Amortization of debt financing costs and other non-cash interest(2)	7.2	12.0
Total interest expense	$46.1	$41.7
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense. The decrease is due to the amortization of unrealized gains in accumulated other comprehensive income (loss) related to the termination of certain of our interest rate swaps on May 20, 2022 (see Note 16 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $1.3 million for the three months ended June 30, 2022 compared to interest and other income of $3.9 million for the three months ended June 30, 2021, due to insurance recoveries on prior shareholder litigation of $2.5 million in the prior year's quarter (see Note 15 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $5.0 million for the three months ended June 30, 2022 compared to other expense of $1.7 million for the three months ended June 30, 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 17 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.3 million for the three months ended June 30, 2022 represented a loss for the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023.
In the three months ended June 30, 2021, the loss on extinguishment of debt of $26.6 million related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, and repurchases of the Term Loan B. See Note 5 to our unaudited condensed consolidated financial statements.
Gain on Investments. Gain on investments of $1.8 million for the three months ended June 30, 2022 compared to a loss on investments of $0.1 million for the three months ended June 30, 2021 due to equity securities sold in the current quarter.
Equity Interests Income. Equity interests income of $0.9 million in the three months ended June 30, 2022 compared to equity interests income of $0.7 million in the three months ended June 30, 2021.

Income Tax Provision. We had an income tax provision of $6.0 million in the three months ended June 30, 2022, compared to an income tax provision of $6.5 million in the three months ended June 30, 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended June 30, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2022 was $119.0 million, or basic and diluted net loss per common share of $0.53 on 225.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended June 30, 2021 of $45.4 million, or basic and diluted net loss per common share of $0.20 on 221.8 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. See Note 14 to the unaudited condensed consolidated financial statements for our definition of segment profit and a reconciliation of segment profit to the Company's consolidated loss before income taxes.

Segment Presentation
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues, gross contribution and segment profit of our collective Studio Business and Media Networks segment.

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$278.8	$291.2	$(12.4)	(4.3)%
Television Production	432.3	386.1	46.2	12.0%
Total Studio Business	$711.1	$677.3	$33.8	5.0%
Media Networks	381.2	382.3	(1.1)	(0.3)%
Intersegment eliminations	(198.4)	(158.4)	(40.0)	25.3%
	$893.9	$901.2	$(7.3)	(0.8)%
Gross Contribution
Studio Business
Motion Picture	$73.1	$68.7	$4.4	6.4%
Television Production	30.7	13.0	17.7	136.2%
Total Studio Business	$103.8	$81.7	$22.1	27.1%
Media Networks	(13.5)	109.3	(122.8)	(112.4)%
Intersegment eliminations	(5.1)	8.6	(13.7)	(159.3)%
	$85.2	$199.6	$(114.4)	(57.3)%
Segment Profit
Studio Business
Motion Picture	$50.5	$44.3	$6.2	14.0%
Television Production	19.6	3.0	16.6	553.3%
Total Studio Business	$70.1	$47.3	$22.8	48.2%
Media Networks	(37.0)	88.2	(125.2)	(142.0)%
Intersegment eliminations	(5.1)	8.6	(13.7)	(159.3)%
	$28.0	$144.1	$(116.1)	(80.6)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$278.8	$291.2	$(12.4)	(4.3)%
Expenses:
Direct operating expense	150.2	127.1	23.1	18.2%
Distribution & marketing expense	55.5	95.4	(39.9)	(41.8)%
Gross contribution	73.1	68.7	4.4	6.4%
General and administrative expenses	22.6	24.4	(1.8)	(7.4)%
Segment profit	$50.5	$44.3	$6.2	14.0%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$26.3	$57.9	$(31.6)	(54.6)%

Direct operating expense as a percentage of revenue	53.9%	43.6%

Gross contribution as a percentage of revenue	26.2%	23.6%
_______________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$10.3	$0.6	$10.9	$27.8	$0.6	$28.4	$(17.5)
Home Entertainment
Digital Media	85.8	46.4	132.2	72.2	40.0	112.2	20.0
Packaged Media	13.6	8.5	22.1	20.9	13.1	34.0	(11.9)
Total Home Entertainment	99.4	54.9	154.3	93.1	53.1	146.2	8.1
Television	34.9	10.4	45.3	45.7	5.1	50.8	(5.5)
International	55.1	10.6	65.7	53.4	9.4	62.8	2.9
Other	1.5	1.1	2.6	1.5	1.5	3.0	(0.4)
	$201.2	$77.6	$278.8	$221.5	$69.7	$291.2	$(12.4)
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for the three months ended June 30, 2021 have been conformed to the current period presentation.
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
Theatrical revenue decreased $17.5 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to a decrease of $17.5 million from Lionsgate Original Releases driven by fewer theatrical slate releases generating revenue in the quarter.

Home entertainment revenue increased $8.1 million, or 5.5%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to higher digital media revenue of $20.0 million, offset by lower packaged media revenue of $11.9 million driven by Lionsgate Original Releases. The increase in digital media revenue was due to an increase of $13.6 million from Lionsgate Original Releases due to higher revenue from direct-to-platform (i.e., SVOD) releases, and an increase of $6.4 million from Other Film due to higher revenue from our acquired library titles.
Television revenue decreased $5.5 million, or 10.8%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to a decrease from Lionsgate Original Releases of $10.8 million due to fewer television windows opening for our theatrical slate titles than in the prior year's quarter, offset by an increase from Other Film of $5.3 million due to higher revenue from our acquired library titles.
International revenue increased $2.9 million, or 4.6%, in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 due to an increase from Lionsgate Original Releases, and from our Other Film acquired library titles.

Direct Operating Expense. The increase in direct operating expenses is due to higher expense as a percentage of motion picture revenue in the current quarter. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, including higher expense related to direct-to-platform Lionsgate Original Releases (which require less marketing cost and generally carry less risk, and thus the film cost is higher as a percentage of revenue) representing approximately 3.7% of the increase, and increased development write-offs on Lionsgate Original Releases in the current quarter, representing approximately 4.7% of the increase. Investment in film write-downs included in Motion Picture segment direct operating expense in the three months ended June 30, 2022 were $0.5 million, as compared to none in the three months ended June 30, 2021.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended June 30, 2022 is due to lower theatrical P&A and Premium VOD expense associated with fewer releases in the current quarter. In the three months ended June 30, 2022 approximately $5.3 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $2.7 million in the three months ended June 30, 2021 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2022 increased as compared to the three months ended June 30, 2021 due to lower Motion Picture distribution and marketing expense, partially offset by lower Motion Picture revenue and higher direct operating expense as a percentage of Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2022 decreased $1.8 million, or 7.4%, primarily due to a decrease in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$432.3	$386.1	$46.2	12.0%
Expenses:
Direct operating expense	393.2	365.2	28.0	7.7%
Distribution & marketing expense	8.4	7.9	0.5	6.3%
Gross contribution	30.7	13.0	17.7	136.2%
General and administrative expenses	11.1	10.0	1.1	11.0%
Segment profit	$19.6	$3.0	$16.6	553.3%

Direct operating expense as a percentage of revenue	91.0%	94.6%

Gross contribution as a percentage of revenue	7.1%	3.4%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Television Production	(Amounts in millions)
Television	$301.3	$272.2	$29.1	10.7%
International	79.3	67.5	11.8	17.5%
Home Entertainment
Digital	31.3	24.5	6.8	27.8%
Packaged Media	0.9	2.3	(1.4)	(60.9)%
Total Home Entertainment	32.2	26.8	5.4	20.1%
Other	19.5	19.6	(0.1)	(0.5)%
	$432.3	$386.1	$46.2	12.0%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to an increase of $14.0 million from intersegment revenues from the licensing of Starz original series (Power Book III: Raising Kanan, The Serpent Queen Season 1, P-Valley Season 2, Party Down Season 3, among others) to Starz Networks, and increased third-party revenue from reality television programs.
International revenue in the three months ended June 30, 2022 increased $11.8 million, or 17.5% as compared to the three months ended June 30, 2021 due to an increase of $12.9 million from intersegment revenues from the licensing of Starz original series (The Serpent Queen Season 1, Power Book III: Raising Kanan Season 2, Party Down Season 3, P-Valley Season 2) to STARZPLAY International.
Home entertainment revenue in the three months ended June 30, 2022 increased $5.4 million, or 20.1% as compared to the three months ended June 30, 2021 due to digital media revenue from Heels Season 1 and The First Lady Season 1 in the current quarter, which compared to digital media revenue in the prior year's quarter for Weeds Seasons 1 to 8 and Welcome to Flatch Season 1.
Other revenue in the three months ended June 30, 2022 was comparable to the three months ended June 30, 2021, and primarily includes revenue of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2022 increased $28.0 million, or 7.7% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased slightly as compared to the prior year's quarter, which included higher write-downs to fair value of investment in film and television programs. The current quarter included write-downs to fair value of investment in film and television programs amounting to $1.2 million in aggregate, as compared to $25.0 million in the prior year's quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2022 increased as compared to the three months ended June 30, 2021, due to increased television production revenue and lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.1 million, or 11.0% primarily due to an increase in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$381.2	$382.3	$(1.1)	(0.3)%
Expenses:
Direct operating expense	247.2	158.8	88.4	55.7%
Distribution & marketing expense	147.5	114.2	33.3	29.2%
Gross contribution	(13.5)	109.3	(122.8)	(112.4)%
General and administrative expenses	23.5	21.1	2.4	11.4%
Segment profit	$(37.0)	$88.2	$(125.2)	(142.0)%

Direct operating expense as a percentage of revenue	64.8%	41.5%

Gross contribution as a percentage of revenue	(3.5)%	28.6%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Starz Networks	STARZPLAY International	Total Media Networks	Starz Networks	STARZPLAY International	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$349.6	$31.6	$381.2	$358.2	$24.1	$382.3
Expenses:
Direct operating expense	200.9	46.3	247.2	128.1	30.7	158.8
Distribution & marketing expense	119.9	27.6	147.5	95.1	19.1	114.2
Gross contribution	28.8	(42.3)	(13.5)	135.0	(25.7)	109.3
General and administrative expenses	16.6	6.9	23.5	15.5	5.6	21.1
Segment profit	$12.2	$(49.2)	$(37.0)	$119.5	$(31.3)	$88.2

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

	June 30,	June 30,
	2022	2021
	(Amounts in millions)
Starz Domestic
Linear Subscribers	9.2	10.4
OTT Subscribers	12.2	9.7
Total	21.4	20.1
STARZPLAY International
Linear Subscribers	1.8	1.8
OTT Subscribers	12.2	5.2
Total	14.0	7.0
Total Starz
Linear Subscribers	11.0	12.2
OTT Subscribers	24.4	14.9
Total Starz	35.4	27.1
STARZPLAY Arabia(1)	1.9	1.8
Total Domestic and International Subscribers(2)	37.3	28.9

Subscribers by Platform:
Linear Subscribers	11.0	12.2
OTT Subscribers(2)	26.3	16.7
Total Global Subscribers	37.3	28.9
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue decreased $1.1 million reflecting a decrease of $8.6 million at Starz Networks, partially offset by increased revenue at STARZPLAY International of $7.5 million as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since June 30, 2021. Starz Networks' revenue decreased as a result of declines in revenue of $37.0 million from traditional linear services, which were mostly offset by higher OTT revenue of $27.8 million resulting from increased subscriptions.

During the three months ended June 30, 2022 and 2021, the following original series premiered on STARZ:

Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Gaslit	April 24, 2022	The Girlfriend Experience Season 3	May 2, 2021
P-Valley Season 2	June 3, 2022	Run the World Season 1	May 16, 2021
Becoming Elizabeth Season 1	June 12, 2022	Blindspotting Season 1	June 13, 2021
Who is Ghislaine Maxwell	June 26, 2022

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
The increase in Media Networks direct operating expenses is due to increases at Starz Networks of $72.8 million and STARZPLAY International of $15.6 million in the three months ended June 30, 2022. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $79.5 million primarily related to higher cost original series premieres, partially offset by lower programming amortization of $13.3 million related to theatrical releases under our programming output agreements. Direct operating expenses at STARZPLAY International increased as a result of the continued expansion of STARZPLAY International and foreign currency fluctuations related to the strengthening U.S. dollar.
The increase in Media Networks distribution and marketing expense is due to an increase of $24.8 million at Starz Networks and $8.5 million at STARZPLAY International, resulting from an increase in spend to increase awareness of first season original series premieres and drive growth in subscribers.
Gross Contribution. The decrease in gross contribution compared to the three months ended June 30, 2021 was due to decreases at Starz Networks of $106.2 million and STARZPLAY International of $16.6 million, driven by higher direct operating expense and distribution and marketing expense, partially offset by higher STARZPLAY International revenue, all as described above.
General and Administrative Expense. General and administrative expenses in the three months ended June 30, 2022 increased slightly from the prior year's quarter, due to increases of $1.1 million at Starz Networks, and $1.3 million at STARZPLAY International.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the three months ended June 30, 2022 were provided principally through cash generated from operations, corporate debt, our film related financing and other obligations (as further discussed below), and the monetization of trade accounts receivable. As of June 30, 2022, we had cash and cash equivalents of $378.5 million.
Corporate Debt
Our corporate debt at June 30, 2022, excluding film related financing and other obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at June 30, 2022) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $444.9 million outstanding at June 30, 2022.
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $841.0 million outstanding at June 30, 2022.
•Senior Notes: We have $1.0 billion outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at June 30, 2022. In July 2022, we repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest. See Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements.

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Financing and Other Obligations
We utilize our film related financing and other obligations to fund our film and television productions or licenses. Our film related financing and other obligations at June 30, 2022 include the following:
•Production Loans: Production loans represent individual loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion date, with the exception of certain loans containing repayment dates on a longer term basis. At June 30, 2022, there was $1,135.0 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the license of film and television programs that we license. The Company's programming notes have contractual repayment dates in July 2022. At June 30, 2022, there was $56.2 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $235.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). At June 30, 2022, there was $233.7 million outstanding of production and related loans.
•IP Credit Facility: In July 2021, as amended on September 30, 2021, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2026 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $140.0 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At June 30, 2022, there was $114.0 million outstanding under the IP Credit Facility.

•Backlog Financing Facility and Other:
◦Backlog Financing Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Financing Facility") based on collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Financing Facility as of June 30, 2022 was $125.0 million, subject to the amount of eligible collateral contributed to the facility. In August 2022, the Company amended its Backlog Financing Facility and increased the maximum principal amount of the Backlog Financing Facility from $125.0 million to $175.0 million (see Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements). The Backlog Financing Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years and 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2022, there was $125.0 million outstanding under the Backlog Financing Facility.
◦Other. On June 28, 2022, the Company borrowed $118.6 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "Distribution Loan Agreement"). The loan agreement matures on December 28, 2025. Outstanding loan balances must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees.
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our film related and other financing obligations.
Accounts Receivable Monetization and Governmental Incentives
Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers and a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions.
In addition, we utilize governmental incentives, programs and other structures from states and foreign countries (e.g., sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production) to fund our film and television productions and reduce financial risk.
See Note 17 to our unaudited condensed consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $336.6 million as of June 30, 2022 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 8 to our unaudited condensed consolidated financial statements).
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
In the short-term, we currently expect that our cash requirements for productions will increase and that our cash requirements for marketing spends will be comparable in fiscal 2023 as compared to fiscal 2022, due to the expected increase in film and television programs, productions or acquisitions in fiscal 2023.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and Backlog Financing Facility and other financing obligations, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, production loans and programming notes, government incentive programs, film funds, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our Backlog Financing Facility, and other financing obligations. In addition, we continue to expand our STARZPLAY international service and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to the COVID-19 global pandemic, inflation and rising interest rates has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related and other obligations. The following table sets forth our significant contractual and other obligations as of June 30, 2022 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2022 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A	444.9	22.2	422.7
Term Loan B	841.0	12.5	828.5
5.500% Senior Notes(1)	1,000.0	18.7	981.3
Film related and other obligations(2)	1,782.5	1,090.3	692.2
Operating lease obligations	200.8	41.9	158.9
	4,269.2	1,185.6	3,083.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(3)	920.9	416.3	504.6
Interest payments on corporate debt(4)	634.3	134.8	499.5
Other contractual obligations	386.8	120.3	266.5
	1,942.0	671.4	1,270.6
Total future repayment of debt and other commitments under contractual obligations (5)	$6,211.2	$1,857.0	$4,354.2
 ___________________
(1)See Note 5 to our unaudited condensed consolidated financial statements for further information on our corporate debt. In July 2022, we repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest. See Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements for further information.
(2)Film related and other obligations include program rights and film obligations, and film related financing and other obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Financing Facility and other, and IP Credit Facility), included on the consolidated balance sheets. See Note 6 to our unaudited condensed consolidated financial statements for further information.
(3)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(4)Includes cash interest payments on our corporate debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(5)Not included in the amounts above are $336.6 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 8 to our unaudited condensed consolidated financial statements).

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

In addition, as of June 30, 2022, we had gross unrecognized tax benefits of $70.2 million. We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. However, we estimate the liability for unrecognized tax benefits will decrease in the next twelve months by $80.9 million as a result of projected audit settlements in certain jurisdictions.

For additional details of contingencies, see Note 15 to our unaudited condensed consolidated financial statements.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2022, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2022, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended June 30, 2022, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At June 30, 2022, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $122.6 million and accumulated deficit of $504.7 million were deemed free of restrictions from paying dividends at June 30, 2022.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash increased by $24.8 million for the three months ended June 30, 2022 and decreased by $261.3 million for the three months ended June 30, 2021, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021	Net Change
	(Amounts in millions)
Operating income (loss)	$(68.2)	$20.3	$(88.5)
Depreciation and amortization	42.4	43.3	(0.9)
Amortization of films and television programs and program rights	472.0	371.1	100.9
Non-cash share-based compensation	8.4	34.6	(26.2)
Cash interest	(38.9)	(29.7)	(9.2)
Interest and other income and expense, net	(3.7)	2.2	(5.9)
Current income tax provision	(5.8)	(5.6)	(0.2)
Other amortization	23.1	25.5	(2.4)
Cash flows from operations before changes in operating assets and liabilities	429.3	461.7	(32.4)

Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—	188.7
Accounts receivable, net and other assets	5.4	(149.6)	155.0
Investment in films and television programs and program rights	(608.4)	(577.4)	(31.0)
Accounts payable and accrued liabilities	(51.8)	(60.1)	8.3
Other changes in operating assets and liabilities	36.6	(23.3)	59.9
Changes in operating assets and liabilities	(429.5)	(810.4)	380.9
Net Cash Flows Used In Operating Activities	$(0.2)	$(348.7)	$348.5

Cash flows used in operating activities for the three months ended June 30, 2022 were $0.2 million compared to cash flows used in operating activities of $348.7 million for the three months ended June 30, 2021. The lower cash used in operating activities is due to lower cash used from changes in operating assets and liabilities as shown above, partially offset by lower cash flows from operations before changes in operating assets and liabilities. The lower use of cash from changes in operating assets and liabilities was driven by proceeds from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in the current quarter), decreases in accounts receivable, net and other assets, increases in accounts payable and accrued liabilities and other changes in operating assets and liabilities, partially offset by increased cash used for investment in films and television programs and program rights. In addition, cash flows used in operating activities for the three months ended June 30, 2022 included a net benefit of approximately $13.9 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $51.0 million for the three months ended June 30, 2021 (see Note 17 to our unaudited condensed consolidated financial statements).
During the three months ended June 30, 2022, we terminated certain interest rate swaps (a portion of which were considered hybrid instruments with a financing component and an embedded at-market derivative that was a designated cash flow hedge), and received approximately $56.4 million. The $56.4 million received was classified in the unaudited condensed consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps, and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see Financing Activities below). See Note 16 to our unaudited condensed consolidated financial statements.

Investing Activities. Cash flows provided by (used in) investing activities for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Proceeds from the sale of Pantaya	$—	$123.6
Proceeds from the sale of other investments	2.3	—
Investment in equity method investees and other	(7.5)	(2.0)
Distributions from equity method investees	—	0.5
Capital expenditures	(9.6)	(6.4)
Net Cash Flows Provided By (Used In) Investing Activities	$(14.8)	$115.7
Cash flows used in investing activities of $14.8 million for the three months ended June 30, 2022 compared to cash flows provided by investing activities of $115.7 million for the three months ended June 30, 2021, primarily due to the receipt of proceeds during the three months ended June 30, 2021 from the sale of Pantaya (see Note 2 to our unaudited condensed consolidated financial statements).
Financing Activities. Cash flows provided by (used in) financing activities for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$518.5	$1,199.9
Debt - repurchases and repayments	(715.2)	(1,373.9)
Net repayments and repurchases of debt	(196.7)	(174.0)

Film related financing and other obligations - borrowings, net of debt issuance costs	522.9	309.2
Film related financing and other obligations - repayments	(152.6)	(146.0)
Net proceeds from film related financing and other obligations	370.3	163.2

Other financing activities	(133.8)	(17.5)
Net Cash Flows Provided By (Used In) Financing Activities	$39.8	$(28.3)
Cash flows provided by financing activities of $39.8 million for the three months ended June 30, 2022 compared to cash flows used in financing activities of $28.3 million for the three months ended June 30, 2021. Cash flows provided by financing activities for the three months ended June 30, 2022 primarily reflects net film related financing and other obligations borrowings of $370.3 million, offset by net debt repayments of $196.7 million due to the April 2022 voluntarily prepayment of the entire outstanding principal amount of $193.6 million of the Term Loan A due March 22, 2023 and required repayments on the Term Loan B.
In addition, other financing activities in the three months ended June 30, 2022 includes $134.5 million for interest rate swap settlement payments due to $134.5 million for the pay down of the financing component of our terminated interest rate swaps in the current quarter (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see discussion above in Operating Activities, and Note 16 to our unaudited condensed consolidated financial statements). Other financing activities also includes tax withholding required on equity awards of $1.1 million.
Cash flows used in financing activities of $28.3 million for the three months ended June 30, 2021 primarily reflects net debt repayments of $174.0 million, and net film related financing and other obligations borrowings of $163.2 million, as production activity increased in the three months ended June 30, 2021. In addition, other financing activities in the three months ended June 30, 2021 includes $6.9 million for interest rate swap settlement payments due to a financing component on a portion of our interest rate swaps (see Note 16 to our unaudited condensed consolidated financial statements). Net debt repayments and repurchases of $174.0 million in the three months ended June 30, 2021 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
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
•During the three months ended June 30, 2022, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $51.1 million to repurchase $51.5 million principal amount of the Term Loan B.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 9 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.9 billion at June 30, 2022 (March 31, 2022 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at June 30, 2022 (March 31, 2022 - $1.3 billion).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will continue to be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. See Note 16 to our unaudited condensed consolidated financial statements for additional information on our financial instruments, and see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our production and related loans, IP Credit Facility and other financing obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable LIBOR in effect as of June 30, 2022, each quarter point change in interest rates would result in a $2.1 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related financing obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Financing Facility and other) incur primarily LIBOR and SOFR-based interest, with applicable margins ranging from 1.375% to 4.00% per annum. A quarter point increase of the interest rates on the variable interest film related financing obligations would result in $3.0 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.5 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Financing Facility are utilized up to their maximum capacity of $235.0 million and $125.0 million, respectively).

At June 30, 2022, our 5.500% Senior Notes had an outstanding carrying value of $966.8 million, and an estimated fair value of $779.2 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $39.5 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $43.2 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2022:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	June 30, 2022
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	16.7	28.9	41.2	44.5	313.6	—	444.9	422.7
Average Interest Rate	3.54%	3.54%	3.54%	3.54%	3.54%	—
Term Loan B(1)	9.4	12.5	819.1	—	—	—	841.0	809.5
Average Interest Rate	4.04%	4.04%	4.04%	—	—	—
Film related financing and other obligations(2)	633.3	431.1	439.2	144.9	9.0	125.0	1,782.5	1,782.5
Average Interest Rate	4.16%	2.84%	3.61%	3.43%	4.04%	2.94%
Fixed Rates:
5.500% Senior Notes(3)	18.7	—	—	—	—	981.3	1,000.0	779.2
Interest Rate	5.50%	—	—	—	—	5.50%
Interest Rate Swaps(4)
Variable to fixed notional amount	—	—	1,700.0	—	—	—	1,700.0	4.2
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related financing and other obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Financing Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 6 to our unaudited condensed consolidated financial statements for further information).
(3)In July 2022, we repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest. See Note 18 - Subsequent Events to our unaudited condensed consolidated financial statements.
(4)Represents interest rate swap agreements on certain of our LIBOR-based floating-rate debt with fixed rates paid ranging from 2.723% to 2.915% with maturities in March 2025. See Note 16 to our unaudited condensed consolidated financial statements.

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
As of June 30, 2022, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2022.
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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

No common shares were purchased by us during the three months ended June 30, 2022.

Additionally, during the three months ended June 30, 2022, no Class A voting shares and 59,935 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 4, 2022		Title:	Duly Authorized Officer and Chief Financial Officer