Form 10-Q
period 2022-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2022-11-07
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2022
Class A Voting Common Shares, no par value per share	83,394,680 shares
Class B Non-Voting Common Shares, no par value per share	145,326,897 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the potential effects of the COVID-19 global pandemic on the Company, economic and business conditions (including as a result of the spread any new variants); the potential effects of Russia's invasion of Ukraine on the Company, and economic and business conditions; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$557.1	$371.2
Accounts receivable, net	432.0	442.2
Other current assets	244.9	244.7
Total current assets	1,234.0	1,058.1
Investment in films and television programs and program rights, net	2,986.1	3,013.6
Property and equipment, net	82.3	81.2
Investments	64.5	56.0
Intangible assets	1,372.3	1,440.2
Goodwill	1,289.5	2,764.5
Other assets	652.4	577.6
Total assets	$7,681.1	$8,991.2
LIABILITIES
Accounts payable and accrued liabilities	$614.8	$585.8
Participations and residuals	469.7	468.5
Film related and other obligations	1,182.2	951.1
Debt - short term portion	37.0	222.8
Deferred revenue	137.8	174.9
Total current liabilities	2,441.5	2,403.1
Debt	2,170.8	2,202.1
Participations and residuals	258.3	265.1
Film related and other obligations	1,277.2	729.0
Other liabilities	249.5	298.7
Deferred revenue	54.7	49.8
Deferred tax liabilities	38.5	38.8
Redeemable noncontrolling interests	343.2	321.2
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.4 shares issued (March 31, 2022 - 83.3 shares issued)	670.4	668.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 145.2 shares issued (March 31, 2022 - 142.0 shares issued)	2,373.5	2,353.8
Accumulated deficit	(2,320.4)	(369.7)
Accumulated other comprehensive income	122.3	29.3
Total Lions Gate Entertainment Corp. shareholders' equity	845.8	2,681.6
Noncontrolling interests	1.6	1.8
Total equity	847.4	2,683.4
Total liabilities and equity	$7,681.1	$8,991.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Revenues	$875.2	$887.8	$1,769.1	$1,789.0
Expenses
Direct operating	563.5	483.2	1,160.0	969.3
Distribution and marketing	184.6	216.9	396.2	434.5
General and administration	121.3	110.0	224.9	240.6
Depreciation and amortization	45.2	44.4	87.6	87.8
Restructuring and other	233.2	3.5	241.3	6.7
Goodwill impairment	1,475.0	—	1,475.0	—
Total expenses	2,622.8	858.0	3,585.0	1,738.9
Operating income (loss)	(1,747.6)	29.8	(1,815.9)	50.1
Interest expense	(57.3)	(44.0)	(103.4)	(85.7)
Interest and other income	1.8	24.1	3.1	28.0
Other expense	(5.4)	(2.7)	(10.4)	(4.3)
Gain (loss) on extinguishment of debt	3.4	(0.4)	2.1	(27.1)
Gain (loss) on investments	(3.1)	1.5	(1.3)	1.5
Equity interests income (loss)	(0.1)	0.4	0.8	1.1
Income (loss) before income taxes	(1,808.3)	8.7	(1,925.0)	(36.4)
Income tax provision	(5.0)	(5.6)	(11.0)	(12.1)
Net income (loss)	(1,813.3)	3.1	(1,936.0)	(48.5)
Less: Net loss attributable to noncontrolling interests	2.2	4.4	5.9	10.6
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,811.1)	$7.5	$(1,930.1)	$(37.9)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(7.95)	$0.03	$(8.51)	$(0.17)
Diluted net income (loss) per common share	$(7.95)	$0.03	$(8.51)	$(0.17)

Weighted average number of common shares outstanding:
Basic	227.9	224.4	226.8	223.1
Diluted	227.9	228.5	226.8	223.1
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Net income (loss)	$(1,813.3)	$3.1	$(1,936.0)	$(48.5)
Foreign currency translation adjustments, net of tax	(4.1)	(1.1)	(7.1)	(1.0)
Net unrealized gain (loss) on cash flow hedges, net of tax	51.2	19.0	100.1	(4.9)
Comprehensive income (loss)	(1,766.2)	21.0	(1,843.0)	(54.4)
Less: Comprehensive loss attributable to noncontrolling interests	2.2	4.4	5.9	10.6
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,764.0)	$25.4	$(1,837.1)	$(43.8)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at June 30, 2022	83.3	$669.4	142.5	$2,363.2	$(504.7)	$75.2	$2,603.1	$1.6	$2,604.7
Share-based compensation, net of share cancellations for taxes	0.1	0.9	2.7	10.3	—	—	11.2	—	11.2
Issuance of common shares	—	0.1	—	—	—	—	0.1	—	0.1
Noncontrolling interests	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(1,811.1)	—	(1,811.1)	—	(1,811.1)
Other comprehensive income	—	—	—	—	—	47.1	47.1	—	47.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(4.6)	—	(4.6)	—	(4.6)
Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4

Balance at June 30, 2021	83.0	$664.9	139.6	$2,318.6	$(139.1)	$(107.2)	$2,737.2	$2.2	$2,739.4
Exercise of stock options	—	—	—	0.4	—	—	0.4	—	0.4
Share-based compensation, net of share cancellations for taxes	0.1	1.0	2.0	(4.7)	—	—	(3.7)	—	(3.7)
Noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	7.5	—	7.5	0.1	7.6
Other comprehensive income	—	—	—	—	—	18.0	18.0	—	18.0
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(11.4)	—	(11.4)	—	(11.4)
Balance at September 30, 2021	83.1	$665.9	141.6	$2,314.3	$(143.0)	$(89.2)	$2,748.0	$2.4	$2,750.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.3	3.5	—	—	3.5	—	3.5
Share-based compensation, net of share cancellations for taxes	0.1	2.0	2.9	16.1	—	—	18.1	—	18.1
Issuance of common shares	—	0.2	—	0.1	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	—	(1,930.1)	—	(1,930.1)	0.2	(1,929.9)
Other comprehensive income	—	—	—	—	—	93.0	93.0	—	93.0
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4

Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.4	0.2	2.3	—	—	2.7	—	2.7
Share-based compensation, net of share cancellations for taxes	0.1	2.2	3.2	15.9	—	—	18.1	—	18.1
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Net loss	—	—	—	—	(37.9)	—	(37.9)	—	(37.9)
Other comprehensive loss	—	—	—	—	—	(5.9)	(5.9)	—	(5.9)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(22.2)	—	(22.2)	—	(22.2)
Balance at September 30, 2021	83.1	$665.9	141.6	$2,314.3	$(143.0)	$(89.2)	$2,748.0	$2.4	$2,750.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Operating Activities:
Net loss	$(1,936.0)	$(48.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87.6	87.8
Amortization of films and television programs and program rights	899.3	730.1
Amortization of debt financing costs and other non-cash interest	13.9	24.2
Non-cash share-based compensation	35.0	54.9
Other amortization	41.2	50.5
Goodwill impairment	1,475.0	—
Content and other impairments	218.9	—
(Gain) loss on extinguishment of debt	(2.1)	27.1
Equity interests income	(0.8)	(1.1)
(Gain) loss on investments	1.3	(1.5)
Deferred income taxes	(0.3)	1.7
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—
Accounts receivable, net and other assets	(39.5)	(134.2)
Investment in films and television programs and program rights, net	(1,087.2)	(1,149.7)
Accounts payable and accrued liabilities	(10.0)	(45.2)
Participations and residuals	(5.0)	5.0
Program rights and other film obligations	12.1	(35.8)
Deferred revenue	(31.5)	102.2
Net Cash Flows Used In Operating Activities	(139.4)	(332.5)
Investing Activities:
Proceeds from the sale of Pantaya	—	123.6
Proceeds from the sale of other investments	3.0	—
Investment in equity method investees and other	(17.5)	(12.0)
Distributions from equity method investees	—	2.6
Acquisition of assets (film library and related assets)	—	(161.4)
Capital expenditures	(21.5)	(14.6)
Net Cash Flows Used In Investing Activities	(36.0)	(61.8)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	991.0	1,947.2
Debt - repurchases and repayments	(1,211.0)	(2,175.6)
Film related financing and other obligations - borrowings, net of debt issuance costs	1,137.9	775.7
Film related financing and other obligations - repayments	(372.2)	(186.6)
Settlement of financing component of interest rate swaps	(134.5)	(14.4)
Distributions to noncontrolling interest	(2.5)	(0.1)
Exercise of stock options	3.4	2.9
Tax withholding required on equity awards	(16.2)	(33.2)
Net Cash Flows Provided By Financing Activities	395.9	315.9
Net Change In Cash, Cash Equivalents and Restricted Cash	220.5	(78.4)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(5.7)	(2.5)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	384.6	528.7
Cash, Cash Equivalents and Restricted Cash - End Of Period	$599.4	$447.8

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. The balance sheet at March 31, 2022 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$487.5	$557.5
Completed and not released	176.2	121.4
In progress	705.8	574.9
In development	72.8	102.7
	1,442.3	1,356.5
Film Group Monetization
Released, net of accumulated amortization	571.5	469.5
Completed and not released	249.7	253.2
In progress	287.3	427.6
In development	10.6	11.4
	1,119.1	1,161.7
Licensed program rights, net of accumulated amortization	424.7	495.4
Investment in films and television programs and licensed program rights, net	$2,986.1	$3,013.6

At September 30, 2022, acquired film and television libraries have remaining unamortized costs of $141.9 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 18.7 years (March 31, 2022 - unamortized costs of $149.9 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three and six months ended September 30, 2022 and 2021, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Amortization expense:
Individual monetization	$235.4	$183.7	$503.2	$419.5
Film group monetization	92.4	88.6	144.9	120.7
Licensed program rights	99.6	86.7	251.2	189.9
	$427.4	$359.0	$899.3	$730.1

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value, which are generally included in direct operating expense on the unaudited condensed consolidated statements of operations. In addition, due to the restructuring of the international operations of Starz as discussed in Note 14, for the quarter ended September 30, 2022, the Company incurred certain content impairments of its film group assets in certain international territories which are reflected in restructuring and other on the unaudited condensed consolidated statements of operations. The following table sets forth impairments by segment for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Impairments by segment:
Motion Picture	$—	$0.1	$0.5	$0.1
Television Production	3.5	1.6	4.7	26.6
Impairments not included in segment operating results(1)	213.0	—	213.0	—
	$216.5	$1.7	$218.2	$26.7

________________
(1)Represents charges of $213.0 million for content impairment of the Company's film group assets in certain international territories related to the Media Networks segment, due to the restructuring of the international operations of Starz, which are included in restructuring and other on the unaudited condensed consolidated statements of operations. See Note 14.

4. Investments
The Company's investments consisted of the following:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Investments in equity method investees	$62.9	$53.9
Other investments	1.6	2.1
	$64.5	$56.0

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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Current assets	$153.9	$125.3
Non-current assets	$169.2	$166.4
Current liabilities	$305.7	$253.9
Non-current liabilities	$61.8	$59.8

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Revenues	$37.5	$22.8	$78.1	$37.1
Gross profit	$6.0	$4.8	$21.0	$8.7
Net loss	$(10.2)	$(8.7)	$(12.6)	$(19.9)

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2022	$393.7	$401.9	$1,968.9	$2,764.5
Impairments	—	—	(1,475.0)	(1,475.0)
Balance as of September 30, 2022	$393.7	$401.9	$493.9	$1,289.5

For the quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began implementing a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of the Company's common shares has continued to decline since June 30, 2022. Accordingly, the Company updated its quantitative impairment assessment for all of its reporting units. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies.

Based on its quantitative impairment assessment, the Company determined that the fair value of its reporting units exceeded the carrying values for all of its reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion related to the Company's Media Networks reporting unit goodwill, which is recorded in the "goodwill impairment" line item in the unaudited condensed consolidated statement of operations.

6. Debt

Total debt of the Company, excluding film related and other obligations, was as follows:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	439.3	638.5
Term Loan B	837.9	844.2
5.500% Senior Notes	981.4	1,000.0
Total corporate debt	2,258.6	2,482.7
Unamortized debt issuance costs	(50.8)	(57.8)
Total debt, net	2,207.8	2,424.9
Less current portion	(37.0)	(222.8)
Non-current portion of debt	$2,170.8	$2,202.1

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at September 30, 2022 there was $1.25 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2022. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the Credit Agreement, on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026 (see Debt Transactions section below for the April 2022 voluntary prepayment of the entire principal amount of the Term Loan A previously due March 22, 2023).
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 4.89% as of September 30, 2022, before the impact of interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Term Loan B: The term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 5.39% as of September 30, 2022, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2022, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2022, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At September 30, 2022, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,936.0 million and accumulated deficit of $2,320.4 million were deemed free of restrictions from paying dividends at September 30, 2022.
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
(Gain) Loss on Extinguishment of Debt:
In accounting for the fiscal 2022 Senior Notes redemption and issuance transactions and credit agreement amendment discussed above, a portion of the refinancing transactions was considered a modification of terms, and a portion was considered a debt extinguishment. During the six months ended September 30, 2022 and 2021, the Company recorded a (gain) loss on extinguishment of debt related to the transactions described above as summarized in the table below (three months ended September 30, 2022 and 2021 - gain of $3.4 million and loss of $0.4 million, respectively):

	Six Months Ended September 30,
	2022	2021
(Gain) Loss on Extinguishment of Debt:
Term Loan A prepayment	$1.3	$—
Senior Notes repurchases, redemption and issuance	(3.4)	24.7
Credit Agreement amendment (Revolving Credit Facility and Term Loan A)	—	1.7
Term Loan B repurchases and other	—	0.7
	$(2.1)	$27.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Related and Other Obligations

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Program rights and film obligations	$291.5	$278.4

Film related financing and other obligations:
Production Loans	1,444.6	966.3
Production Tax Credit Facility	235.0	224.0
Programming Notes	21.1	96.4
Backlog Financing Facility and Other	318.4	—
IP Credit Facility	161.9	123.5
Total film related financing and other obligations	2,181.0	1,410.2
Unamortized debt issuance costs	(13.1)	(8.5)
Total film related financing and other obligations, net	2,167.9	1,401.7

Less current portion	(1,182.2)	(951.1)
Total non-current film related and other obligations	$1,277.2	$729.0
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
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily LIBOR and SOFR-based interest at a weighted average rate of 5.47% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,249.4 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $195.2 million are unsecured.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses. The Company's programming notes have contractual repayment dates in January 2023, and incur LIBOR-based interest at a weighted average rate of 7.25%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 29, 2022, the Company entered into a limited-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 4.64% at September 30, 2022). The Production Tax Credit Facility matures on January 27, 2025. As of September 30, 2022, there were no amounts available under the Production Tax Credit Facility.
IP Credit Facility. In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "IP Credit Facility") based on and secured by the collateral consisting solely of certain of the Company’s rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2023	$30.4	November 14, 2023
September 30, 2024	$60.7	November 14, 2024
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 5.89% at September 30, 2022). The IP Credit Facility matures on July 30, 2027.
Backlog Financing Facility and Other:
Backlog Financing Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Financing Facility") based on and secured by collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Financing Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Financing Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 4.29% at September 30, 2022). The Backlog Financing Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2022, there was $175.0 million outstanding under the Backlog Financing Facility, and there were no amounts available under the Backlog Financing Facility (March 31, 2022 - no amounts outstanding).
Other. In June 2022, the Company borrowed $118.6 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "June 2022 Distribution Loan Agreement"), which was to mature on December 28, 2025, of which $18.6 million was repaid during the quarter ended September 30, 2022, and the remaining outstanding amount of $100.0 million was repaid on October 3, 2022 (see Note 19 - Subsequent Events). In September 2022, the Company borrowed $43.4 million under a loan agreement which matures on March 28, 2026 (the "September 2022 Distribution Loan Agreement", and together with the June 2022 Distribution Loan Agreement, the "Distribution Loan Agreements"). Outstanding loan balances under the Distribution Loan Agreements must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. Borrowings under the Distribution Loan Agreements bear interest at a rate

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 1.50% per annum (effective interest rate of 4.65% at September 30, 2022).

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2022 and March 31, 2022:

	September 30, 2022			March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Equity securities with a readily determinable fair value	$—	$—	$—	$0.5	$—	$0.5
Forward exchange contracts (see Note 17)	—	7.9	7.9	—	3.5	3.5
Interest rate swaps (see Note 17)(1)	—	51.9	51.9	—	120.1	120.1

Liabilities:
Forward exchange contracts (see Note 17)	—	(5.3)	(5.3)	—	(2.8)	(2.8)
Interest rate swaps (see Note 17)	—	—	—	—	28.6	28.6
________________
(1)Amounts at March 31, 2022 exclude $88.1 million of financing component of interest rate swaps presented in the table below (none at September 30, 2022).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt, film related financing and other obligations, and interest rate swaps at September 30, 2022 and March 31, 2022:

	September 30, 2022		March 31, 2022
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$434.7	$417.3	$631.9	$625.7
Term Loan B	832.3	805.4	837.5	828.3
5.500% Senior Notes	949.8	723.7	965.8	962.5
Production Loans	1,439.7	1,444.6	963.7	966.3
Production Tax Credit Facility	232.3	235.0	221.1	224.0
Programming Notes	21.1	21.1	96.4	96.4
Backlog Financing Facility and Other	316.1	318.4	—	—
IP Credit Facility	158.7	161.9	120.6	123.5
Financing component of interest rate swaps(2)	—	—	134.0	122.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at March 31, 2022 include $88.1 million recorded as a reduction of assets under master netting arrangements (none at September 30, 2022).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at September 30, 2022 and March 31, 2022.

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Beginning balance	$321.2	$219.1
Net loss attributable to redeemable noncontrolling interests	(6.1)	(10.6)
Noncontrolling interests discount accretion	10.0	12.6
Adjustments to redemption value	20.6	22.2
Cash distributions	(2.5)	(0.1)
Ending balance	$343.2	$243.2

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

10. Revenue

The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ premium subscription video services.

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$6.0	$16.0	$16.9	$44.4
Home Entertainment
Digital Media	101.9	129.8	231.1	242.0
Packaged Media	13.9	31.2	36.0	65.2
Total Home Entertainment	115.8	161.0	267.1	307.2
Television	51.7	90.9	100.0	141.6
International	45.5	59.3	111.2	122.1
Other	5.0	3.7	7.6	6.8
Total Motion Picture revenues	224.0	330.9	502.8	622.1

Television Production
Television	294.2	228.2	595.6	500.4
International	74.4	57.0	153.7	124.4
Home Entertainment
Digital Media	42.6	33.2	73.9	57.8
Packaged Media	0.5	1.0	1.4	3.2
Total Home Entertainment	43.1	34.2	75.3	61.0
Other	19.2	16.6	38.6	36.3
Total Television Production revenues	430.9	336.0	863.2	722.1

Media Networks - Programming Revenues
Domestic	357.5	358.6	707.1	716.7
International	38.6	26.1	70.2	50.3
	396.1	384.7	777.3	767.0

Intersegment eliminations	(175.8)	(163.8)	(374.2)	(322.2)
Total revenues	$875.2	$887.8	$1,769.1	$1,789.0

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2022 are as follows:

	Rest of Year Ending March 31, 2023	Year Ending March 31,
		2024	2025	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$798.1	$719.8	$308.6	$245.3	$2,071.8
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $42.4 million and $82.2 million, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2022, respectively, from performance obligations satisfied prior to March 31, 2022. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at September 30, 2022 and March 31, 2022.

Accounts Receivable. Accounts receivable are presented net of a provision for doubtful accounts. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in direct operating expense.

The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers' financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2022	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	September 30, 2022
	(Amounts in millions)
Trade accounts receivable	$11.5	$(1.4)	$(0.4)	$9.7
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

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $31.7 million and $130.4 million, respectively, were recognized during the three and six months ended September 30, 2022 related to the balance of deferred revenue at March 31, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and six months ended September 30, 2022 and 2021 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,811.1)	$7.5	$(1,930.1)	$(37.9)
Denominator:
Weighted average common shares outstanding	227.9	224.4	226.8	223.1
Basic net income (loss) per common share	$(7.95)	$0.03	$(8.51)	$(0.17)

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and six months ended September 30, 2022 and 2021 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,811.1)	$7.5	$(1,930.1)	$(37.9)
Denominator:
Weighted average common shares outstanding	227.9	224.4	226.8	223.1
Effect of dilutive securities:
Share purchase options	—	1.8	—	—
Restricted share units and restricted stock	—	2.3	—	—
Adjusted weighted average common shares outstanding	227.9	228.5	226.8	223.1
Diluted net income (loss) per common share	$(7.95)	$0.03	$(8.51)	$(0.17)
As a result of the net loss in the three and six months ended September 30, 2022, and the six months ended September 30, 2021, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and six months ended September 30, 2022 totaled 2.4 million and 3.1 million, respectively (six months ended September 30, 2021 - 5.7 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three and six months ended September 30, 2022 and 2021, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	23.7	18.6	21.7	16.0
Restricted share units	1.8	1.7	1.0	0.9
Other issuable shares	2.6	2.1	2.7	2.0
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	28.1	22.4	25.4	18.9

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2022 and March 31, 2022. The table below outlines common shares reserved for future issuance:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	27.2	27.6
Restricted stock and restricted share units — unvested	14.0	7.9
Common shares available for future issuance	8.7	18.4
Shares reserved for future issuance	49.9	53.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Compensation Expense:
Stock options	$2.3	$2.2	$4.0	$11.5
Restricted share units and other share-based compensation	23.2	17.1	28.9	40.0
Share appreciation rights	1.1	1.1	1.5	3.4
	26.6	20.4	34.4	54.9
Impact of accelerated vesting on equity awards(1)	—	—	0.6	—
Total share-based compensation expense	$26.6	$20.4	$35.0	$54.9

Tax impact(2)	(4.7)	(4.3)	(6.3)	(10.9)
Increase in net loss or reduction in net income	$21.9	$16.1	$28.7	$44.0
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.6	$0.5	$0.8	$0.5
Distribution and marketing	0.2	0.2	0.4	0.3
General and administration	25.8	19.7	33.2	54.1
Restructuring and other	—	—	0.6	—
	$26.6	$20.4	$35.0	$54.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2022:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2022	5.4		$24.34	22.2	$15.36	—	(1)	$11.51	7.9	$11.87
Granted	—		—	0.3	$8.97	—	(1)	10.27	11.0	$9.05
Options exercised or restricted stock or RSUs vested	—	(1)	$7.70	(0.4)	$10.17	—	(1)	11.19	(4.7)	$12.22
Forfeited or expired	—	(1)	$15.50	(0.3)	$21.10	—		—	(0.2)	$10.96
Outstanding at September 30, 2022	5.4		$24.40	21.8	$15.28	—	(1)	$10.95	14.0	$9.54
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and six months ended September 30, 2022 and 2021 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax provision for the three months ended September 30, 2022 and 2021 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three months ended September 30, 2022 was also impacted by an interest accrual on uncertain tax benefits. The Company's income tax provision for the three months ended September 30, 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. During the three and six months ended September 30, 2022 and 2021, the Company also incurred certain other unusual charges, which are included in direct operating expense and distribution and marketing expense in the consolidated statements of operations as described below. The following table sets forth restructuring and other and these other unusual charges and the statement of operations line items they are included in for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$218.8	$—	$218.8	$—
Severance(2)
Cash	9.6	1.3	12.4	3.8
Accelerated vesting on equity awards (see Note 12)	—	—	0.6	—
Total severance costs	9.6	1.3	$13.0	$3.8
COVID-19 related charges included in restructuring and other(3)	—	0.5	0.1	0.8
Transaction and related costs(4)	4.8	1.7	9.4	2.1
Total Restructuring and Other	233.2	3.5	241.3	6.7

Other unusual charges not included in restructuring and other or the Company's operating segments:
Content charges included in direct operating expense(5)	7.2	—	7.2	—
COVID-19 related charges (benefit) included in:
Direct operating expense(6)	(6.1)	(1.0)	(7.1)	0.5
Distribution and marketing expense	—	0.2	—	0.3
Total restructuring and other and other unusual charges not included in restructuring and other	$234.3	$2.7	$241.4	$7.5
_______________________
(1)For the three months ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). As a result of this restructuring, the Company has recorded charges of $213.0 million in the three months ended September 30, 2022 for content impairment of its film group assets in certain international territories. These charges are excluded from segment results and included in restructuring and other in the unaudited condensed consolidated statement of operations. The Company expects to incur additional charges ranging from approximately $75 million to $100 million in the next six months primarily related to certain contractual content commitments and other items as we fully implement the plan. These amounts also reflect the estimated net future cash expenditures for these charges. In addition, the Company expects future cash expenditures of approximately $75 million related to the content charges recorded in the three months ended September 30, 2022.

Amounts in the three and six months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)In connection with the international restructuring described above, the Company has implemented certain cost-saving initiatives both domestically and internationally, and has recorded severance charges of $5.9 million in the three months ended September 30, 2022 related to the Media Networks segment. In addition, due to the changes in the marketplace and certain management, and the implementation of certain cost-saving initiatives and the streamlining of operations, the Company recorded additional severance charges of $3.7 million primarily related to the Motion Picture segment.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and related costs in the three and six months ended September 30, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
(5)In connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, the Company wrote off approximately $7.2 million of development costs as a result of changes in strategy across its theatrical slate. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the unaudited condensed consolidated statement of operations.
(6)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $6.9 million and $7.9 million, respectively, in the three and six months ended September 30, 2022 (three and six months ended September 30, 2021 - insurance recoveries of $2.8 million and $8.7 million, respectively). In the three and six months ended September 30, 2022, and the three months ended September 30, 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Severance liability
Beginning balance	$1.5	$5.7
Accruals	12.4	3.8
Severance payments	(3.8)	(6.5)
Ending balance(1)	$10.1	$3.0
_______________________
(1)As of September 30, 2022, the remaining severance liability of approximately $10.1 million is expected to be paid in the next 12 months.

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
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz Networks and LIONSGATE+, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.
Media Networks Business:
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top ("OTT") platforms and U.S. multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies (collectively, "Distributors") and on a direct-to-consumer basis through the Starz App and (ii) LIONSGATE+, which represents revenues primarily from the OTT distribution of the STARZ premium subscription video services outside of the U.S. (formerly STARZPLAY International).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$224.0	$330.9	$502.8	$622.1
Television Production	430.9	336.0	863.2	722.1
Total Studio Business	654.9	666.9	1,366.0	1,344.2
Media Networks	396.1	384.7	777.3	767.0
Intersegment eliminations	(175.8)	(163.8)	(374.2)	(322.2)
	$875.2	$887.8	$1,769.1	$1,789.0
Intersegment revenues
Studio Business:
Motion Picture	$10.2	$2.8	$13.7	$7.2
Television Production	165.6	161.0	360.5	315.0
Total Studio Business	175.8	163.8	374.2	322.2
Media Networks	—	—	—	—
	$175.8	$163.8	$374.2	$322.2
Gross contribution
Studio Business:
Motion Picture	$78.7	$124.5	$151.8	$193.2
Television Production	23.8	38.0	54.3	51.0
Total Studio Business	102.5	162.5	206.1	244.2
Media Networks	45.1	28.3	31.6	137.6
Intersegment eliminations	(17.9)	(3.1)	(22.8)	5.5
	$129.7	$187.7	$214.9	$387.3
Segment general and administration
Studio Business:
Motion Picture	$23.2	$22.7	$45.7	$47.1
Television Production	10.2	9.5	21.3	19.5
Total Studio Business	33.4	32.2	67.0	66.6
Media Networks	24.1	22.8	47.6	43.9
	$57.5	$55.0	$114.6	$110.5
Segment profit
Studio Business:
Motion Picture	$55.5	$101.8	$106.1	$146.1
Television Production	13.6	28.5	33.0	31.5
Total Studio Business	69.1	130.3	139.1	177.6
Media Networks	21.0	5.5	(16.0)	93.7
Intersegment eliminations	(17.9)	(3.1)	(22.8)	5.5
	$72.2	$132.7	$100.3	$276.8

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Company’s total segment profit	$72.2	$132.7	$100.3	$276.8
Corporate general and administrative expenses	(24.8)	(24.5)	(47.9)	(48.8)
Adjusted depreciation and amortization(1)	(9.7)	(10.8)	(19.7)	(21.0)
Restructuring and other(2)	(233.2)	(3.5)	(241.3)	(6.7)
Goodwill impairment(3)	(1,475.0)	—	(1,475.0)	—
COVID-19 related benefit (charges) included in direct operating expense and distribution and marketing expense(4)	6.1	0.8	7.1	(0.8)
Content charges(5)	(7.2)	—	(7.2)	—
Adjusted share-based compensation expense(6)	(26.6)	(20.4)	(34.4)	(54.9)
Purchase accounting and related adjustments(7)	(49.4)	(44.5)	(97.8)	(94.5)
Operating income (loss)	(1,747.6)	29.8	(1,815.9)	50.1
Interest expense	(57.3)	(44.0)	(103.4)	(85.7)
Interest and other income	1.8	24.1	3.1	28.0
Other expense	(5.4)	(2.7)	(10.4)	(4.3)
Gain (loss) on extinguishment of debt	3.4	(0.4)	2.1	(27.1)
Gain (loss) on investments	(3.1)	1.5	(1.3)	1.5
Equity interests income (loss)	(0.1)	0.4	0.8	1.1
Income (loss) before income taxes	$(1,808.3)	$8.7	$(1,925.0)	$(36.4)
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Depreciation and amortization	$45.2	$44.4	$87.6	$87.8
Less: Amount included in purchase accounting and related adjustments	(35.5)	(33.6)	(67.9)	(66.8)
Adjusted depreciation and amortization	$9.7	$10.8	$19.7	$21.0
(2)Restructuring and other includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable (see Note 14).
(3)Goodwill impairment reflects the impairment charge recorded in the current quarter related to the Media Networks reporting unit (see Note 5).
(4)During the three and six months ended September 30, 2022 and the three months ended September 30, 2021, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 14). These charges (benefits) are excluded from segment operating results.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)Content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 14 for further information).
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Total share-based compensation expense	$26.6	$20.4	$35.0	$54.9
Less:
Amount included in restructuring and other(i)	—	—	(0.6)	—
Adjusted share-based compensation	$26.6	$20.4	$34.4	$54.9
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.7	$0.1	$0.7	$0.5
General and administrative expense	13.2	10.8	29.2	27.2
Depreciation and amortization	35.5	33.6	67.9	66.8
	$49.4	$44.5	$97.8	$94.5

See Note 10 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2022 and 2021.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$57.5	$55.0	$114.6	$110.5
Corporate general and administrative expenses	24.8	24.5	47.9	48.8
Share-based compensation expense included in general and administrative expense	25.8	19.7	33.2	54.1
Purchase accounting and related adjustments	13.2	10.8	29.2	27.2
	$121.3	$110.0	$224.9	$240.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Assets
Motion Picture	$1,633.6	$1,622.6
Television Production	2,030.4	1,978.9
Media Networks	3,134.7	4,706.7
Other unallocated assets(1)	882.4	683.0
	$7,681.1	$8,991.2
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
As of September 30, 2022, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

Insurance Litigation

During the fiscal year ended March 31, 2022, the Company settled with all of the insurers in its previous lawsuits related to insurance reimbursements associated with its previous Starz shareholder litigation settlement, which resulted in a net settlement amount received by the Company of $22.7 million. In the three and six months ended September 30, 2021, $20.2 million and $22.7 million, respectively, of the net settlement amount is included in the “interest and other income” line item on the unaudited condensed consolidated statements of operations.

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
As of September 30, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from September 30, 2022):

September 30, 2022
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.9	GBP	in exchange for	$1.2	0.76	GBP
Czech Koruna	414.8	CZK	in exchange for	$17.2	24.16	CZK
Euro	4.9	EUR	in exchange for	$6.8	0.72	EUR
Canadian Dollar	8.5	CAD	in exchange for	$6.7	1.26	CAD
Polish Zloty	8.0	PLN	in exchange for	$1.8	4.49	PLN
Mexican Peso	61.1	MXN	in exchange for	$3.0	20.11	MXN

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

May 2022 Transactions: In May 2022, the Company terminated certain of its interest rate swap contracts with effective dates of May 19, 2020, June 15, 2020 and August 14, 2020, (the "Terminated Swaps"), as presented in the Terminated Swaps tables below. As a result of the terminations, the Company received approximately $56.4 million. Simultaneously with the termination of the Terminated Swaps, the Company re-designated all other swaps previously not designated (i.e., swaps with effective dates of May 23, 2018, June 25, 2018, July 31, 2018 and December 24, 2018 (the "Re-designated Swaps")) as cash flow hedges of variable rate debt with an aggregate notional amount of $1.4 billion, as presented in the Designated Cash Flow Hedges table below. In addition to the $1.4 billion Re-designated Swaps, the Company also has $300.0 million of other interest rate swaps designated as cash flow hedges as of September 30, 2022. Accordingly, at September 30, 2022, the Company has a total of $1.7 billion of interest rate swaps designated as cash flow hedges (see Designated Cash Flow Hedges table below).

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges. As of September 30, 2022, the Company had the following pay-fixed interest rate swaps which have been designated as cash flow hedges outstanding (all related to the Company's LIBOR-based debt, see Note 6 and Note 7):

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

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain recognized in accumulated other comprehensive income	$2.1	$0.3	$1.7	$0.2
Gain (loss) reclassified from accumulated other comprehensive income into direct operating expense	$0.8	$(0.2)	$(0.1)	$(0.4)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income	$44.6	$6.5	$81.3	$(29.7)
Loss reclassified from accumulated other comprehensive income into interest expense	$(3.2)	$(3.5)	$(9.2)	$(7.2)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income into interest expense	$(2.2)	$(8.5)	$(7.8)	$(17.0)

Total direct operating expense on consolidated statements of operations	$563.5	$483.2	$1,160.0	$969.3
Total interest expense on consolidated statements of operations	$57.3	$44.0	$103.4	$85.7

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). The portion of the swaps reflecting the financing component of the hybrid instrument

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2022, there were no swaps outstanding that were subject to a master netting arrangement. As of March 31, 2022, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $169.6 million and $147.3 million, respectively, resulting in an asset recorded in other assets - non-current of $32.0 million and a liability recorded in other liabilities - non-current of $9.8 million.
As of September 30, 2022 and March 31, 2022, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	September 30, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$7.9	$—	$5.3	$—
Interest rate swaps	—	51.9	—	—
Fair value of derivatives	$7.9	$51.9	$5.3	$—

	March 31, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$3.5	$—	$2.8	$—
Interest rate swaps	—	109.1	—	(39.4)
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(77.1)	—	56.8
Fair value of derivatives	$3.5	32.0	$2.8	17.4
________________
(1)Includes $88.1 million and $46.0 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element of certain hybrid instruments, which was offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2022.
As of September 30, 2022, based on the current release schedule, the Company estimates approximately less than $0.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending September 30, 2023.
As of September 30, 2022, the Company estimates approximately $10.1 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2023.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows at September 30, 2022 and March 31, 2022. At September 30, 2022 and March 31, 2022, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Financing Facility.

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Cash and cash equivalents	$557.1	$371.2
Restricted cash included in other current assets	26.0	13.4
Restricted cash included in other non-current assets	16.3	—
Total cash, cash equivalents and restricted cash	$599.4	$384.6

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$58.3	$62.5
Restricted cash	26.0	13.4
Contract assets	57.5	40.5
Tax credits receivable	103.1	128.3
	$244.9	$244.7
Other non-current assets
Prepaid expenses and other	$7.5	$10.5
Restricted cash	16.3	—
Accounts receivable	35.1	39.0
Contract assets	11.5	9.3
Tax credits receivable	371.5	316.1
Operating lease right-of-use assets	158.6	170.7
Interest rate swap assets	51.9	32.0
	$652.4	$577.6

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2022 and 2021.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$333.5	$407.2	$670.8	$747.6
Net cash proceeds received	328.3	404.9	662.0	743.4
Loss recorded related to transfers of receivables	5.2	2.3	8.8	4.2

At September 30, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $434.8 million (March 31, 2022 - $460.5 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in September 2022, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires July 31, 2023. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $78.1 million as of September 30, 2022 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$37.9	$52.3	$98.7	$91.4
Less amounts from collections reinvested under revolving agreement	(26.0)	(34.6)	(50.1)	(63.9)
Proceeds from new transfers	11.9	17.7	48.6	27.5
Collections not reinvested and remitted or to be remitted	(7.0)	(21.2)	(23.8)	(33.5)
Net cash proceeds received (paid or to be paid)(1)	$4.9	$(3.5)	$24.8	$(6.0)

Carrying value of receivables transferred and derecognized (2)	$37.8	$51.7	$96.9	$90.7
Obligations recorded	$0.4	$1.0	$3.4	$0.9
Loss recorded related to transfers of receivables	$0.3	$0.4	$1.6	$0.2
___________________
(1)In addition, during the six months ended September 30, 2022, the Company repurchased $20.9 million of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At September 30, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $83.4 million (March 31, 2022 - $79.5 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2022	$(19.7)	$49.0	$29.3
Other comprehensive income (loss)	(7.1)	83.0	75.9
Reclassifications to net loss(1)	—	17.1	17.1
September 30, 2022	$(26.8)	$149.1	$122.3

March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive income (loss)	(1.0)	(29.5)	(30.5)
Reclassifications to net loss(1)	—	24.6	24.6
September 30, 2021	$(16.1)	$(73.1)	$(89.2)
___________________
(1)Represents a loss of $0.1 million included in direct operating expense and a loss of $17.0 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2022 (six months ended September 30, 2021 - loss of $0.4 million included in direct operating expense and loss of $24.2 million included in interest expense) (see Note 17).

Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended September 30, 2022 and 2021 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing activities for the six months ended September 30, 2022 and 2021. The supplemental schedule of non-cash investing activities is presented below:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Non-cash investing activities:
Accrued equity-method investment	$—	$19.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Subsequent Events
On October 3, 2022, the Company repaid the remaining outstanding amount of $100.0 million under the June 2022 Distribution Loan Agreement, which was to mature on December 28, 2025 (see Note 7).

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
COVID-19 Global Pandemic

Since fiscal 2020, the economic, social and regulatory impacts associated with the ongoing COVID-19 global pandemic (including its variants), continued measures to prevent its spread, and the resulting economic uncertainty, affected our business in a number of ways.
We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in continued changes in future release dates for some titles and series). Although film and television production have resumed, we continue to see some disruption of production activities depending on local circumstances. Additionally, although the lifting of quarantines enabled many theaters to reopen, we are unable to predict patronage and theater capacity going forward.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the duration and severity of the COVID-19 global pandemic and its variants, and among other things, the impact of governmental actions imposed in response to the COVID-19 global pandemic, and individuals’ and companies’ responses regarding health matters going forward. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, certain incremental costs were incurred and expensed, as presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(6.1)	$(1.0)	$(7.1)	$0.5
Distribution and marketing expense	—	0.2	—	0.3
Restructuring and other(2)	—	0.5	0.1	0.8
Total COVID-19 related charges (benefit)	$(6.1)	$(0.3)	$(7.0)	$1.6
___________
(1)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries of $6.9 million and $7.9 million, respectively, in the three and six months ended September 30, 2022 (three and six months ended September 30, 2021 - insurance recoveries of $2.8 million and $8.7 million, respectively). In the three and six months ended September 30, 2022 and the three months ended September 30, 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(2)Amounts reflected in restructuring and other represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols and other incremental general and administrative costs associated with the COVID-19 global pandemic.

We expect to incur additional incremental costs related to the COVID-19 global pandemic in future periods, especially if there is a continued spread of recent and new variants. We are in the process of seeking additional insurance recovery for some of the costs already incurred. The ultimate amount of insurance recovery cannot be estimated at this time. See further discussion in the Results of Operations section below.
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
International Restructuring and Goodwill Impairment
For the quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began implementing a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). As a result of this restructuring, we recorded charges of $218.9 million in the three months ended September 30, 2022, reflecting charges of $213.0 million for content impairment of its film group assets in certain international territories and severance charges of $5.9 million, which are included in the restructuring and other line item in the unaudited condensed consolidated statements of operations (see Note 14 to our unaudited condensed consolidated financial statements).
During the quarter ended September 30, 2022, we recorded a goodwill impairment charge of $1.475 billion related to the Media Networks reporting unit. See Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 5 to our unaudited condensed consolidated financial statements for further information.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2022 and 2021.
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
•LIONSGATE+. LIONSGATE+ revenues are primarily derived from OTT distribution of the STARZ premium subscription video services outside of the U.S. (formerly STARZPLAY International).
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
For the three months ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). As a result of this restructuring, the Company has recorded charges of $213.0 million in the three months ended September 30, 2022 for content impairment of its film group assets in certain international territories. These charges are excluded from segment results and included in restructuring and other in the unaudited condensed consolidated statement of operations. See Note 3 and Note 14 to our unaudited condensed consolidated financial statements.
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 8 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.2 million and $0.6 million, respectively, on our total revenue in the three and six months ended September 30, 2022 (three and six months ended September 30, 2021 - $0.4 million and $1.0 million, respectively).
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
Goodwill and Indefinite-Lived Intangibles. At September 30, 2022, the carrying value of goodwill and indefinite-lived intangible assets was $1.29 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at September 30, 2022, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $493.9 million, net of $1.475 billion impairment recorded in the quarter ended September 30, 2022, as discussed further below), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
For our annual goodwill impairment test for fiscal 2022, due to overall macroeconomic conditions, including the uncertainty of the longer-term economic impacts of the COVID-19 global pandemic, and the competitive environment for subscribers and its impact on subscriber growth rates and our businesses, we performed a quantitative impairment assessment for all of our reporting units as of January 1, 2022. Based on our annual quantitative impairment assessment for fiscal 2022, the Company determined that one of our reporting units (Media Networks) was at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill. The fair value analysis of our Media Networks reporting unit indicated that the fair value exceeded the related carrying value by approximately 10%.

During the quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began implementing a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of our common shares has continued to decline since June 30, 2022. Accordingly, we updated our quantitative impairment assessment for all of our reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 13.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units exceeded the carrying values for all of our reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion, related to our Media Networks reporting unit goodwill, which is recorded as a separate line item "goodwill impairment" in the unaudited condensed consolidated statement of operations (see Note 5 to the unaudited condensed consolidated financial statements).
Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the duration of the COVID-19 global pandemic, its impact on the global economy and the creation and consumption of our content; continued and increasingly adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from Russia's invasion of Ukraine; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; including our affiliate agreements of our Media Networks business; our subscriber growth rates domestically and internationally across our traditional and OTT platforms and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.
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
During the three months ended September 30, 2022, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. Based on the quantitative impairment assessment of our trade names, we concluded that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment.
Finite-Lived Intangible Assets. At September 30, 2022, the carrying value of our finite-lived intangible assets was approximately $1.12 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.11 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
During the three months ended September 30, 2022, due to the events and their impact discussed above related to our Media Networks reporting unit, we updated our impairment analysis of our amortizable intangible assets. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$224.0	$330.9	$(106.9)	(32.3)%
Television Production	430.9	336.0	94.9	28.2%
Total Studio Business	654.9	666.9	(12.0)	(1.8)%
Media Networks	396.1	384.7	11.4	3.0%
Intersegment eliminations	(175.8)	(163.8)	(12.0)	nm
Total revenues	875.2	887.8	(12.6)	(1.4)%
Expenses:
Direct operating	563.5	483.2	80.3	16.6%
Distribution and marketing	184.6	216.9	(32.3)	(14.9)%
General and administration	121.3	110.0	11.3	10.3%
Depreciation and amortization	45.2	44.4	0.8	1.8%
Restructuring and other	233.2	3.5	229.7	nm
Goodwill impairment	1,475.0	—	1,475.0	n/a
Total expenses	2,622.8	858.0	1,764.8	205.7%
Operating income (loss)	(1,747.6)	29.8	(1,777.4)	nm
Interest expense	(57.3)	(44.0)	(13.3)	30.2%
Interest and other income	1.8	24.1	(22.3)	(92.5)%
Other expense	(5.4)	(2.7)	(2.7)	100.0%
Gain (loss) on extinguishment of debt	3.4	(0.4)	3.8	nm
Gain (loss) on investments	(3.1)	1.5	(4.6)	(306.7)%
Equity interests income (loss)	(0.1)	0.4	(0.5)	(125.0)%
Income (loss) before income taxes	(1,808.3)	8.7	(1,817.0)	nm
Income tax provision	(5.0)	(5.6)	0.6	(10.7)%
Net income (loss)	(1,813.3)	3.1	(1,816.4)	nm
Less: Net loss attributable to noncontrolling interest	2.2	4.4	(2.2)	(50.0)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,811.1)	$7.5	$(1,818.6)	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $12.6 million in the three months ended September 30, 2022 reflecting a decrease of $12.0 million from our Studio Business, and an increase in intersegment eliminations, which primarily relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment. These were partially offset by an increase of $11.4 million from our Media Networks business.
Motion Picture revenue decreased $106.9 million in the current quarter due primarily to lower television revenue, home entertainment revenue, international revenue and theatrical revenue. Motion Picture revenue included $10.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $7.4 million from the three months ended September 30, 2021.
Television Production revenue increased $94.9 million due to increased domestic television revenue from a greater number of television episodes delivered, increased international revenue and digital home entertainment revenue. Television Production revenue included $165.6 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $4.6 million from the three months ended September 30, 2021.
The increase in Television Production revenue was partially offset by slightly increased intersegment eliminations associated with higher Television Production revenues for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment.
Media Networks revenue increased $11.4 million reflecting increased revenue at LIONSGATE+ of $12.5 million, partially offset by a decrease of $1.1 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business:
Motion Picture	$97.5	43.5%	$153.0	46.2%	$(55.5)	(36.3)%
Television Production	397.4	92.2	290.4	86.4	107.0	36.8%
Total Studio Business	494.9	75.6	443.4	66.5	51.5	11.6%
Media Networks	225.2	56.9	200.9	52.2	24.3	12.1%
COVID-19 related charges (benefit)	(6.1)	nm	(1.0)	nm	(5.1)	nm
Other	8.5	nm	0.6	nm	7.9	nm
Intersegment eliminations	(159.0)	nm	(160.7)	nm	1.7	nm
	$563.5	64.4%	$483.2	54.4%	$80.3	16.6%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended September 30, 2022 due to higher direct operating expenses of our Studio Business and Media Networks segment. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to higher revenues from Television Production, offset by lower direct operating expenses of the Motion Picture segment due to lower Motion Picture revenue. The increase in Media Networks direct operating expense was driven by increases at LIONSGATE+ of $15.2 million and Starz Networks of $9.1 million due to higher programming cost amortization, and foreign currency fluctuations at LIONSGATE+ related to the strengthening U.S. dollar. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In the three months ended September 30, 2022, direct operating expense included a benefit of $6.1 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (three months ended September 30, 2021 - benefit of $1.0 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of new variants which may result in disruptions to our operations. We are in the process of seeking additional insurance recovery for some of the costs already incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In the three months ended September 30, 2022, in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, the Company wrote off approximately $7.2 million of development costs as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expense includes share-based compensation, and the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$47.8	$53.4	$(5.6)	(10.5)%
Television Production	9.7	7.6	2.1	27.6%
Total Studio Business	57.5	61.0	(3.5)	(5.7)%
Media Networks	125.8	155.5	(29.7)	(19.1)%
COVID-19 related charges	—	0.2	(0.2)	(100.0)%
Other	0.2	0.2	—	—%
Intersegment eliminations	1.1	—	1.1	n/a
	$184.6	$216.9	$(32.3)	(14.9)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$23.0	$21.5	$1.5	7.0%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses decreased in the three months ended September 30, 2022, due to lower Media Networks distribution and marketing expense, and lower Studio Business distribution and marketing expense. The decrease in Media Networks distribution and marketing expense was due to a decrease at Starz Networks of $23.8 million and a decrease at LIONSGATE+ of $5.9 million resulting from timing and volume of our Starz Originals' premieres. The decrease at the Studio Business reflects lower Motion Picture home entertainment distribution and marketing expense associated with fewer releases in the current quarter. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business:
Motion Picture	$23.2		$22.7		$0.5	2.2%
Television Production	10.2		9.5		0.7	7.4%
Total Studio Business	33.4		32.2		1.2	3.7%
Media Networks	24.1		22.8		1.3	5.7%
Corporate	24.8		24.5		0.3	1.2%
	82.3	9.4%	79.5	9.0%	2.8	3.5%
Share-based compensation expense	25.8		19.7		6.1	31.0%
Purchase accounting and related adjustments	13.2		10.8		2.4	22.2%
Total general and administrative expenses	$121.3	13.9%	$110.0	12.4%	$11.3	10.3%

General and administrative expenses increased in the three months ended September 30, 2022, resulting from increased share-based compensation expense, purchase accounting and related adjustments, Media Networks and Studio Business general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses in the three months ended September 30, 2022 was comparable to the three months ended September 30, 2021.
The increase in share-based compensation expense included in general and administrative expense in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 is primarily due to share-based compensation expense associated with the Company's incentive based compensation program. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$25.8	$19.7
Restructuring and other(1)	—	—
Direct operating expense	0.6	0.5
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$26.6	$20.4

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $2.4 million, or 22.2%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $45.2 million in the three months ended September 30, 2022 increased $0.8 million, from $44.4 million in the three months ended September 30, 2021.
Restructuring and Other. Restructuring and other increased $229.7 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2022 and 2021 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$218.8	$—	$218.8	n/a
Severance(2)	9.6	1.3	8.3	nm
COVID-19 related charges(3)	—	0.5	(0.5)	(100.0)%
Transaction and related costs(4)	4.8	1.7	3.1	182.4%
	$233.2	$3.5	$229.7	nm
_______________________
nm - Percentage not meaningful.
(1)For the three months ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). As a result of this restructuring, the Company has recorded charges of $213.0 million in the three months ended September 30, 2022 for content impairment of its film group assets in certain international territories. These charges are excluded from segment results and included in restructuring and other in the unaudited condensed consolidated statement of operations. The Company expects to incur additional charges ranging from approximately $75 million to $100 million in the next six months primarily related to certain contractual content commitments and other items as we fully implement the plan. These amounts also reflect the estimated net future cash expenditures for these charges. In addition, the Company expects future cash expenditures of approximately $75 million related to the content charges recorded in the three months ended September 30, 2022.

Amounts in the three months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)In connection with the international restructuring described above, the Company has implemented certain cost-saving initiatives both domestically and internationally, and has recorded severance charges of $5.9 million in the three months ended September 30, 2022 related to the Media Networks segment. In addition, due to the changes in the marketplace and certain management, and the implementation of certain cost-saving initiatives and the streamlining of operations, the Company recorded additional severance charges of $3.7 million primarily related to the Motion Picture segment.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and related costs in the three and six months ended September 30, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.

Goodwill Impairment. Goodwill impairment of $1.475 billion for the three months ended September 30, 2022 reflects the impairment charge recorded in the current quarter related to the Media Networks reporting unit, as discussed in Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets (see Note 5 to our unaudited condensed consolidated financial statements). There was no comparable charge in the three months ended September 30, 2021.
Interest Expense. Interest expense of $57.3 million for the three months ended September 30, 2022 increased $13.3 million, from $44.0 million in the three months ended September 30, 2021. The following table sets forth the components of interest expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$4.5	$2.1
Term loans	14.1	8.3
Senior Notes	13.5	13.8
Other(1)	18.5	7.6
	50.6	31.8
Amortization of debt financing costs and other non-cash interest(2)	6.7	12.2
Total interest expense	$57.3	$44.0
_______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements) and interest payments associated with the Company's film related financing and other obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Financing Facility and other).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense. The decrease is due to the amortization of unrealized gains in accumulated other comprehensive income (loss) related to the termination of certain of our interest rate swaps on May 20, 2022 (see Note 17 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $1.8 million for the three months ended September 30, 2022 compared to interest and other income of $24.1 million for the three months ended September 30, 2021, due to insurance recoveries on prior shareholder litigation of $20.2 million in the prior year's quarter (see Note 16 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $5.4 million for the three months ended September 30, 2022 compared to other expense of $2.7 million for the three months ended September 30, 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $3.4 million for the three months ended September 30, 2022 represented a gain associated with the 5.500% Senior Notes repurchased at a discount in the current quarter, partially offset by the write-off of debt issuance costs. This compared to a loss on extinguishment of debt of $0.4 million in the three months ended September 30, 2021 related to the write-off of debt issuance costs. See Note 6 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Loss on investments of $3.1 million for the three months ended September 30, 2022 compared to a gain on investments of $1.5 million for the three months ended September 30, 2021.
Equity Interests Income (Loss). Equity interests loss of $0.1 million in the three months ended September 30, 2022 compared to equity interests income of $0.4 million in the three months ended September 30, 2021.

Income Tax Provision. We had an income tax provision of $5.0 million in the three months ended September 30, 2022, compared to an income tax provision of $5.6 million in the three months ended September 30, 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended September 30, 2022 was also impacted by an interest accrual on uncertain tax benefits. Our income tax provision for the three months ended September 30, 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2022 was $1,811.1 million, or basic and diluted net loss per common share of $7.95 on 227.9 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended September 30, 2021 of $7.5 million, or basic net income per common share of $0.03 on 224.4 million weighted average common shares outstanding and diluted net income per common share of $0.03 on 228.5 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. See Note 15 to the unaudited condensed consolidated financial statements for our definition of segment profit and a reconciliation of segment profit to the Company's consolidated loss before income taxes.

Segment Presentation
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues, gross contribution and segment profit of our collective Studio Business and Media Networks segment.

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$224.0	$330.9	$(106.9)	(32.3)%
Television Production	430.9	336.0	94.9	28.2%
Total Studio Business	$654.9	$666.9	$(12.0)	(1.8)%
Media Networks	396.1	384.7	11.4	3.0%
Intersegment eliminations	(175.8)	(163.8)	(12.0)	7.3%
	$875.2	$887.8	$(12.6)	(1.4)%
Gross Contribution
Studio Business
Motion Picture	$78.7	$124.5	$(45.8)	(36.8)%
Television Production	23.8	38.0	(14.2)	(37.4)%
Total Studio Business	$102.5	$162.5	$(60.0)	(36.9)%
Media Networks	45.1	28.3	16.8	59.4%
Intersegment eliminations	(17.9)	(3.1)	(14.8)	477.4%
	$129.7	$187.7	$(58.0)	(30.9)%
Segment Profit
Studio Business
Motion Picture	$55.5	$101.8	$(46.3)	(45.5)%
Television Production	13.6	28.5	(14.9)	(52.3)%
Total Studio Business	$69.1	$130.3	$(61.2)	(47.0)%
Media Networks	21.0	5.5	15.5	281.8%
Intersegment eliminations	(17.9)	(3.1)	(14.8)	477.4%
	$72.2	$132.7	$(60.5)	(45.6)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$224.0	$330.9	$(106.9)	(32.3)%
Expenses:
Direct operating expense	97.5	153.0	(55.5)	(36.3)%
Distribution & marketing expense	47.8	53.4	(5.6)	(10.5)%
Gross contribution	78.7	124.5	(45.8)	(36.8)%
General and administrative expenses	23.2	22.7	0.5	2.2%
Segment profit	$55.5	$101.8	$(46.3)	(45.5)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$23.0	$21.5	$1.5	7.0%

Direct operating expense as a percentage of revenue	43.5%	46.2%

Gross contribution as a percentage of revenue	35.1%	37.6%
_______________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$4.2	$1.8	$6.0	$6.9	$9.1	$16.0	$(10.0)
Home Entertainment
Digital Media	65.2	36.7	101.9	84.7	45.1	129.8	(27.9)
Packaged Media	5.4	8.5	13.9	16.9	14.3	31.2	(17.3)
Total Home Entertainment	70.6	45.2	115.8	101.6	59.4	161.0	(45.2)
Television	41.1	10.6	51.7	77.4	13.5	90.9	(39.2)
International	28.1	17.4	45.5	45.2	14.1	59.3	(13.8)
Other	3.1	1.9	5.0	2.4	1.3	3.7	1.3
	$147.1	$76.9	$224.0	$233.5	$97.4	$330.9	$(106.9)
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for the three months ended September 30, 2021 have been conformed to the current period presentation.
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

Theatrical revenue decreased $10.0 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to a decrease of $7.3 million from Other Film due to lower revenue from our acquired library titles.

Home entertainment revenue decreased $45.2 million, or 28.1%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to lower digital media revenue of $27.9 million, and lower packaged media revenue of $17.3 million driven by Lionsgate Original Releases. The decreases in digital and packaged media revenue were due to decreases of $19.5 million and $11.5 million, respectively, from Lionsgate Original Releases due to revenue in the prior year's quarter from The Hitman's Wife's Bodyguard (a fiscal 2022 theatrical release). In addition, the decreases in digital and packaged media were due to decreases of $8.4 million and $5.8 million, respectively, from Other Film due to lower revenue from our acquired library titles.

Television revenue decreased $39.2 million, or 43.1%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to a decrease from Lionsgate Original Releases of $36.3 million due to fewer television windows opening for our theatrical slate titles than in the prior year's quarter, and lower revenue recognized for those titles. In particular, the current quarter included revenue from Moonfall (a fiscal 2022 theatrical release), as compared to revenue from Chaos Walking and Barb and Star Go to Vista Del Mar (both fiscal 2021 theatrical releases) in the prior year's quarter.
International revenue decreased $13.8 million, or 23.3%, in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 due to a decrease from Lionsgate Original Releases of $17.1 million due to lower revenue generated from our fiscal 2023 and fiscal 2022 theatrical state titles in the current quarter as compared to the fiscal 2022 and fiscal 2021 theatrical slate titles in the prior year's quarter.

Direct Operating Expense. The decrease in direct operating expenses is due to lower motion picture revenue in the current quarter. The decrease in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In particular, the current quarter reflected the lower amortization rate of our fiscal 2022 and prior theatrical slate titles, as compared to the higher amortization rate of our fiscal 2021 and prior theatrical slate titles in the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense were not significant in the three months ended September 30, 2022 or the three months ended September 30, 2021.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended September 30, 2022 is due to lower home entertainment distribution and marketing expense associated with fewer releases in the current quarter. In the three months ended September 30, 2022, approximately $9.6 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $4.2 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021, due to lower Motion Picture revenue, partially offset by lower direct operating expense and distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended September 30, 2022 was comparable to the three months ended September 30, 2021.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$430.9	$336.0	$94.9	28.2%
Expenses:
Direct operating expense	397.4	290.4	107.0	36.8%
Distribution & marketing expense	9.7	7.6	2.1	27.6%
Gross contribution	23.8	38.0	(14.2)	(37.4)%
General and administrative expenses	10.2	9.5	0.7	7.4%
Segment profit	$13.6	$28.5	$(14.9)	(52.3)%

Direct operating expense as a percentage of revenue	92.2%	86.4%

Gross contribution as a percentage of revenue	5.5%	11.3%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$294.2	$228.2	$66.0	28.9%
International	74.4	57.0	17.4	30.5%
Home Entertainment
Digital	42.6	33.2	9.4	28.3%
Packaged Media	0.5	1.0	(0.5)	(50.0)%
Total Home Entertainment	43.1	34.2	8.9	26.0%
Other	19.2	16.6	2.6	15.7%
	$430.9	$336.0	$94.9	28.2%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to a greater number of television episodes delivered, which included revenue in the current quarter from Mythic Quest Season 3, Acapulco Season 2, Home Economics Season 3.
International revenue in the three months ended September 30, 2022 increased $17.4 million, or 30.5%, due to significant revenue in the current quarter from Mythic Quest Season 3 and Acapulco Season 2, as compared to significant revenue in the prior year's quarter from Acapulco Season 1.
Home entertainment revenue in the three months ended September 30, 2022 increased $8.9 million due to digital media revenue from Ghosts Season 1 and Nashville Seasons 1 to 6 in the current quarter, which compared to digital media revenue in the prior year's quarter for Weeds Seasons 1 to 8.
Other revenue increased $2.6 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and primarily includes revenue of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2022 increased $107.0 million, or 36.8% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the current quarter included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue and increased amortization from a show that was not renewed for a second season.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021, due to increased direct operating expenses as a percentage of television production revenue, offset by increased television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $0.7 million, or 7.4%, primarily due to an increase in salaries and related expenses.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$396.1	$384.7	$11.4	3.0%
Expenses:
Direct operating expense	225.2	200.9	24.3	12.1%
Distribution & marketing expense	125.8	155.5	(29.7)	(19.1)%
Gross contribution	45.1	28.3	16.8	59.4%
General and administrative expenses	24.1	22.8	1.3	5.7%
Segment profit	$21.0	$5.5	$15.5	281.8%

Direct operating expense as a percentage of revenue	56.9%	52.2%

Gross contribution as a percentage of revenue	11.4%	7.4%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$357.5	$38.6	$396.1	$358.6	$26.1	$384.7
Expenses:
Direct operating expense	174.9	50.3	225.2	165.8	35.1	200.9
Distribution & marketing expense	100.0	25.8	125.8	123.8	31.7	155.5
Gross contribution	82.6	(37.5)	45.1	69.0	(40.7)	28.3
General and administrative expenses	17.6	6.5	24.1	17.0	5.8	22.8
Segment profit	$65.0	$(44.0)	$21.0	$52.0	$(46.5)	$5.5

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

	September 30,	September 30,
	2022	2021
	(Amounts in millions)
Starz Domestic
Linear Subscribers	8.7	10.2
OTT Subscribers	12.3	10.4
Total	21.0	20.6
LIONSGATE+
Linear Subscribers	1.8	1.8
OTT Subscribers	13.0	5.7
Total	14.8	7.5
Total Starz
Linear Subscribers	10.5	12.0
OTT Subscribers	25.3	16.1
Total Starz	35.8	28.1
STARZPLAY Arabia(1)	2.0	1.9
Total Domestic and International Subscribers(2)	37.8	30.0

Subscribers by Platform:
Linear Subscribers	10.5	12.0
OTT Subscribers(2)	27.3	18.0
Total Global Subscribers	37.8	30.0
___________________
(1)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(2)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue increased $11.4 million reflecting increased revenue at LIONSGATE+ of $12.5 million as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2021, partially offset by a decrease of $1.1 million at Starz Networks. Starz Networks' revenue decreased as a result of declines in revenue of $34.7 million from traditional linear services, which were mostly offset by higher OTT revenue of $32.8 million resulting from increased subscriptions.
During the three months ended September 30, 2022 and 2021, the following original series premiered on STARZ:

Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
Title	Premiere Date	Title	Premiere Date
Second Quarter:		Second Quarter:
Power Book III: Raising Kanan Season 2	August 14, 2022	Power Book III: Raising Kanan Season 1	July 18, 2021
Serpent Queen Season 1	September 11, 2022	Heels Season 1	August 15, 2021
		BMF - Black Mafia Family Season 1	September 26, 2021

Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the LIONSGATE+ international service, in its remaining territories, has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks direct operating expenses is due to increases at LIONSGATE+ of $15.2 million and Starz Networks of $9.1 million in the three months ended September 30, 2022. Direct operating expenses at LIONSGATE+ increased as a result of higher programming cost amortization and foreign currency fluctuations related to the strengthening U.S. dollar. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization due to our Starz Originals of $11.4 million, higher programming cost amortization of $3.7 million related to library content, and other increases in direct operating expenses, partially offset by a benefit in the current quarter of $10.0 million associated with the modification of a content licensing arrangement.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $23.8 million at Starz Networks and $5.9 million at LIONSGATE+, resulting from timing and volume of our Starz Originals' premieres. During the three months ended September 30, 2022, we premiered two series as compared to three series during the prior year's quarter, as presented in the table above.
Gross Contribution. The increase in gross contribution compared to the three months ended September 30, 2021 was due to increases at Starz Networks of $13.6 million and LIONSGATE+ of $3.2 million, due to lower distribution and marketing expense, and higher LIONSGATE+ revenue, partially offset by higher direct operating expense, all as described above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2022 increased slightly from the prior year's quarter, due to increases of $0.6 million at Starz Networks, and $0.7 million at LIONSGATE+.

Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$502.8	$622.1	$(119.3)	(19.2)%
Television Production	863.2	722.1	141.1	19.5%
Total Studio Business	1,366.0	1,344.2	21.8	1.6%
Media Networks	777.3	767.0	10.3	1.3%
Intersegment eliminations	(374.2)	(322.2)	(52.0)	16.1%
Total revenues	1,769.1	1,789.0	(19.9)	(1.1)%
Expenses:
Direct operating	1,160.0	969.3	190.7	19.7%
Distribution and marketing	396.2	434.5	(38.3)	(8.8)%
General and administration	224.9	240.6	(15.7)	(6.5)%
Depreciation and amortization	87.6	87.8	(0.2)	(0.2)%
Restructuring and other	241.3	6.7	234.6	nm
Goodwill impairment	1,475.0	—	1,475.0	n/a
Total expenses	3,585.0	1,738.9	1,846.1	106.2%
Operating income (loss)	(1,815.9)	50.1	(1,866.0)	nm
Interest expense	(103.4)	(85.7)	(17.7)	20.7%
Interest and other income	3.1	28.0	(24.9)	(88.9)%
Other expense	(10.4)	(4.3)	(6.1)	141.9%
Gain (loss) on extinguishment of debt	2.1	(27.1)	29.2	n/a
Gain (loss) on investments	(1.3)	1.5	(2.8)	nm
Equity interests income	0.8	1.1	(0.3)	(27.3)%
Loss before income taxes	(1,925.0)	(36.4)	(1,888.6)	nm
Income tax provision	(11.0)	(12.1)	1.1	(9.1)%
Net loss	(1,936.0)	(48.5)	(1,887.5)	nm
Less: Net loss attributable to noncontrolling interest	5.9	10.6	(4.7)	(44.3)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,930.1)	$(37.9)	$(1,892.2)	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $19.9 million in the six months ended September 30, 2022 reflecting increased intersegment eliminations, which primarily relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment, partially offset by an increase of $10.3 million from our Media Networks business and an increase of $21.8 million from our Studio Business resulting from the changes in Motion Picture revenue and Television Production revenue as discussed below.
Motion Picture revenue decreased $119.3 million in the current period due primarily to fewer theatrical slate releases generating revenue in the period, and lower television, home entertainment, and international revenue. Motion Picture revenue included $13.7 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $6.5 million from the six months ended September 30, 2021.
Television Production revenue increased $141.1 million due to a greater number of television episodes delivered, increased intersegment revenues from the licensing of Starz original series, and increased third-party revenue from reality television programs. Television Production revenue included $360.5 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $45.5 million from the six months ended September 30, 2021.
The increase in Television Production revenue was partially offset by increased intersegment eliminations associated with higher Television Production revenues for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment.
Media Networks revenue increased $10.3 million reflecting increased revenue at LIONSGATE+ of $19.9 million, partially offset by a decrease of $9.6 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$247.8	49.3%	$280.1	45.0%	$(32.3)	(11.5)%
Television Production	790.6	91.6	655.6	90.8	135.0	20.6%
Total Studio Business	1,038.4	76.0	935.7	69.6	102.7	11.0%
Media Networks	472.4	60.8	359.8	46.9	112.6	31.3%
COVID-19 related charges (benefit)	(7.1)	nm	0.5	nm	(7.6)	nm
Other	8.7	nm	1.0	nm	7.7	nm
Intersegment eliminations	(352.4)	nm	(327.7)	nm	(24.7)	7.5%
	$1,160.0	65.6%	$969.3	54.2%	$190.7	19.7%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the six months ended September 30, 2022 due to higher direct operating expenses of the Media Networks segment and our Studio Business, partially offset by higher intersegment eliminations. The increase in Media Networks direct operating expense was driven by increases at Starz Networks of $81.9 million and LIONSGATE+ of $30.7 million due to higher programming cost amortization, and foreign currency fluctuations at LIONSGATE+ related to the strengthening U.S. dollar. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to higher revenues from Television Production, partially offset by lower direct operating expenses of the Motion Picture segment due to lower revenues. The increase in intersegment eliminations is due to increased revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In the six months ended September 30, 2022, direct operating expense included a benefit of $7.1 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (six months ended September 30, 2021 - charges of $0.5 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of new variants which may result in disruptions to our operations. We are in the process of seeking additional insurance recovery for some of the costs already incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In the quarter ended September 30, 2022, in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, the Company wrote off approximately $7.2 million of development costs as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expense includes share-based compensation, and the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$103.2	$148.8	$(45.6)	(30.6)%
Television Production	18.3	15.5	2.8	18.1%
Total Studio Business	121.5	164.3	(42.8)	(26.0)%
Media Networks	273.3	269.6	3.7	1.4%
COVID-19 related charges	—	0.3	(0.3)	(100.0)%
Other	0.4	0.3	0.1	33.3%
Intersegment eliminations	1.0	—	1.0	n/a
	$396.2	$434.5	$(38.3)	(8.8)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$49.3	$79.3	$(30.0)	(37.8)%

Distribution and marketing expenses decreased in the six months ended September 30, 2022, due to lower Studio Business distribution and marketing expense, offset by slightly increased Media Networks distribution and marketing expense. The decrease at the Studio Business reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with fewer releases in the current period, and lower home entertainment distribution and marketing expense. The slight increase in Media Networks distribution and marketing expense was due to increases at LIONSGATE+ of $2.7 million and at Starz Networks of $1.0 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$45.7		$47.1		$(1.4)	(3.0)%
Television Production	21.3		19.5		1.8	9.2%
Total Studio Business	67.0		66.6		0.4	0.6%
Media Networks	47.6		43.9		3.7	8.4%
Corporate	47.9		48.8		(0.9)	(1.8)%
	162.5	9.2%	159.3	8.9%	3.2	2.0%
Share-based compensation expense	33.2		54.1		(20.9)	(38.6)%
Purchase accounting and related adjustments	29.2		27.2		2.0	7.4%
Total general and administrative expenses	$224.9	12.7%	$240.6	13.4%	$(15.7)	(6.5)%

General and administrative expenses decreased in the six months ended September 30, 2022, resulting from decreased share-based compensation expense, Corporate, and Motion Picture general and administrative expenses, partially offset by increases in Media Networks and Television Production general and administrative expenses and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $0.9 million, or 1.8%, primarily due to a decrease in incentive based compensation.
The decrease in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2022, as compared to the six months ended September 30, 2021 is primarily due to lower fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$33.2	$54.1
Restructuring and other(1)	0.6	—
Direct operating expense	0.8	0.5
Distribution and marketing expense	0.4	0.3
Total share-based compensation expense	$35.0	$54.9
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $2.0 million, or 7.4%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.

Depreciation and Amortization Expense. Depreciation and amortization of $87.6 million for the six months ended September 30, 2022 decreased $0.2 million from $87.8 million in the six months ended September 30, 2021.
Restructuring and Other. Restructuring and other increased $234.6 million in the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, and includes restructuring and severance costs, certain transaction and related costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2022 and 2021 (see Note 14 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairment(1)	$218.8	$—	$218.8	n/a
Severance(2)
Cash	12.4	3.8	8.6	226.3%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	0.6	—	0.6	n/a
Total severance costs	13.0	3.8	9.2	242.1%
COVID-19 related charges(3)	0.1	0.8	(0.7)	(87.5)%
Transaction and related costs(4)	9.4	2.1	7.3	nm
	$241.3	$6.7	$234.6	nm
_______________________
nm - Percentage not meaningful
(1)For the three months ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). As a result of this restructuring, the Company has recorded charges of $213.0 million in the quarter ended September 30, 2022 for content impairment of its film group assets in certain international territories. These charges are excluded from segment results and included in restructuring and other in the unaudited condensed consolidated statement of operations. The Company expects to incur additional charges ranging from approximately $75 million to $100 million in the next six months primarily related to certain contractual content commitments and other items as we fully implement the plan. These amounts also reflect the estimated net future cash expenditures for these charges. In addition, the Company expects future cash expenditures of approximately $75 million related to the content charges recorded in the three months ended September 30, 2022.

Amounts in the six months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)In connection with the international restructuring described above, the Company has implemented certain cost-saving initiatives both domestically and internationally, and has recorded severance charges of $5.9 million in the quarter ended September 30, 2022 related to the Media Networks segment. In addition, due to the changes in the marketplace and certain management, and the implementation of certain cost-saving initiatives and the streamlining of operations, the Company recorded additional severance charges of $3.7 million primarily related to the Motion Picture segment.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and related costs in the six months ended September 30, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and legal matters.
Goodwill Impairment. Goodwill impairment of $1.475 billion for the six months ended September 30, 2022 reflects the impairment charge recorded in the current quarter related to the Media Networks reporting unit, as discussed in Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets (see Note 5 to our unaudited condensed consolidated financial statements). There was no comparable charge in the six months ended September 30, 2021.

Interest Expense. Interest expense of $103.4 million in the six months ended September 30, 2022 increased $17.7 million from the six months ended September 30, 2021. The following table sets forth the components of interest expense for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$7.3	$3.5
Term loans	23.4	16.9
Senior Notes	27.3	27.1
Other(1)	31.5	14.0
	89.5	61.5
Amortization of debt financing costs and other non-cash interest(2)	13.9	24.2
Total interest expense	$103.4	$85.7
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements) and interest payments associated with the Company's film related financing and other obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Financing Facility and other).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense. The decrease is due to the amortization of unrealized gains in accumulated other comprehensive income (loss) related to the termination of certain of our interest rate swaps on May 20, 2022 (see Note 17 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $3.1 million for the six months ended September 30, 2022 compared to interest and other income of $28.0 million for the six months ended September 30, 2021, due to insurance recoveries on prior shareholder litigation of $22.7 million in the prior year's period (see Note 16 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $10.4 million for the six months ended September 30, 2022 compared to other expense of $4.3 million for the six months ended September 30, 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $2.1 million for the six months ended September 30, 2022 represented a gain associated with the 5.500% Senior Notes repurchased at a discount in the current quarter, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchase of the Senior Notes.
In the six months ended September 30, 2021, the loss on extinguishment of debt of $27.1 million related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, and repurchases of the Term Loan B. See Note 6 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Loss on investments of $1.3 million for the six months ended September 30, 2022 compared to a gain on investments of $1.5 million for the six months ended September 30, 2021.
Equity Interests Income. Equity interests income of $0.8 million in the six months ended September 30, 2022 compared to equity interests income of $1.1 million in the six months ended September 30, 2021.

Income Tax Provision. We had an income tax provision of $11.0 million in the six months ended September 30, 2022, compared to an income tax provision of $12.1 million in the six months ended September 30, 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the six months ended September 30, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2022 was $1,930.1 million, or basic and diluted net loss per common share of $8.51 on 226.8 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2021 of $37.9 million, or basic and diluted net loss per common share of $0.17 on 223.1 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. See Note 15 to the unaudited condensed consolidated financial statements for our definition of segment profit and a reconciliation of segment profit to the Company's consolidated loss before income taxes.

Segment Presentation
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues, gross contribution and segment profit of our collective Studio Business and Media Networks segment.

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$502.8	$622.1	$(119.3)	(19.2)%
Television Production	863.2	722.1	141.1	19.5%
Total Studio Business	$1,366.0	$1,344.2	$21.8	1.6%
Media Networks	777.3	767.0	10.3	1.3%
Intersegment eliminations	(374.2)	(322.2)	(52.0)	16.1%
	$1,769.1	$1,789.0	$(19.9)	(1.1)%
Gross Contribution
Studio Business
Motion Picture	$151.8	$193.2	$(41.4)	(21.4)%
Television Production	54.3	51.0	3.3	6.5%
Total Studio Business	$206.1	$244.2	$(38.1)	(15.6)%
Media Networks	31.6	137.6	(106.0)	(77.0)%
Intersegment eliminations	(22.8)	5.5	(28.3)	(514.5)%
	$214.9	$387.3	$(172.4)	(44.5)%
Segment Profit
Studio Business
Motion Picture	$106.1	$146.1	$(40.0)	(27.4)%
Television Production	33.0	31.5	1.5	4.8%
Total Studio Business	$139.1	$177.6	$(38.5)	(21.7)%
Media Networks	(16.0)	93.7	(109.7)	(117.1)%
Intersegment eliminations	(22.8)	5.5	(28.3)	(514.5)%
	$100.3	$276.8	$(176.5)	(63.8)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$502.8	$622.1	$(119.3)	(19.2)%
Expenses:
Direct operating expense	247.8	280.1	(32.3)	(11.5)%
Distribution & marketing expense	103.2	148.8	(45.6)	(30.6)%
Gross contribution	151.8	193.2	(41.4)	(21.4)%
General and administrative expenses	45.7	47.1	(1.4)	(3.0)%
Segment profit	$106.1	$146.1	$(40.0)	(27.4)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$49.3	$79.3	$(30.0)	(37.8)%

Direct operating expense as a percentage of revenue	49.3%	45.0%

Gross contribution as a percentage of revenue	30.2%	31.1%
_______________________
nm - Percentage not meaningful.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022			2021			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$14.5	$2.4	$16.9	$34.7	$9.7	$44.4	$(27.5)
Home Entertainment
Digital Media	148.0	83.1	231.1	156.9	85.1	242.0	(10.9)
Packaged Media	19.0	17.0	36.0	37.8	27.4	65.2	(29.2)
Total Home Entertainment	167.0	100.1	267.1	194.7	112.5	307.2	(40.1)
Television	79.1	20.9	100.0	123.1	18.5	141.6	(41.6)
International	83.2	28.0	111.2	98.5	23.6	122.1	(10.9)
Other	4.6	3.0	7.6	4.0	2.8	6.8	0.8
	$348.4	$154.4	$502.8	$455.0	$167.1	$622.1	$(119.3)
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for the six months ended September 30, 2022 have been conformed to the current period presentation.
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
Theatrical revenue decreased $27.5 million in the six months ended September 30, 2022 as compared to the six months ended September 30, 2021 due to a decrease of $20.2 million from Lionsgate Original Releases driven by fewer theatrical slate releases generating revenue in the period, and a decrease of $7.3 million from Other Film due to lower revenue from our acquired library titles.

Home entertainment revenue decreased $40.1 million, or 13.1%, in the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, due to lower packaged media revenue of $29.2 million and lower digital media revenue of $10.9 million driven by Lionsgate Original Releases. The decreases in packaged and digital media revenue were due to decreases of $18.8 million and $8.9 million, respectively, from Lionsgate Original Releases due to lower revenue from our theatrical slate titles and multi-platform releases, and offset by higher digital media revenue from direct-to-platform (i.e., SVOD) releases. In addition, the decrease in packaged media revenue was due to a decrease of $10.4 million from Other Film due to lower revenue from our acquired library titles.
Television revenue decreased $41.6 million, or 29.4%, in the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, due to a decrease from Lionsgate Original Releases of $44.0 million due to fewer television windows opening for our theatrical slate titles than in the prior year's quarter, and lower revenue recognized for those titles. In particular, the current period included revenue from American Underdog and Moonfall (both fiscal 2022 theatrical releases), as compared to revenue from Chaos Walking, Barb and Star Go to Vista Del Mar and Fatale (all fiscal 2021 theatrical releases) in the prior year's period.

International revenue decreased $10.9 million, or 8.9%, in the six months ended September 30, 2022, as compared to the six months ended September 30, 2021 due to a decrease from Lionsgate Original Releases of $15.3 million due to lower revenue generated from our fiscal 2023 and fiscal 2022 theatrical slate titles in the current period as compared to the fiscal 2022 and fiscal 2021 theatrical slate titles in the prior year's quarter, partially offset by increased revenue from direct-to-platform releases.
Direct Operating Expense. The decrease in direct operating expenses is due to lower motion picture revenue in the current period. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period, including higher expense related to direct-to-platform Lionsgate Original Releases (which require less marketing cost and generally carry less risk, and thus the film cost is higher as a percentage of revenue) contributing approximately 1.9% to the increase, and increased development write-offs on Lionsgate Original Releases in the current period, contributing approximately 4.2% to the increase. Investment in film write-downs included in Motion Picture segment direct operating expense in the six months ended September 30, 2022 were $0.5 million, as compared to $0.1 million in the six months ended September 30, 2021.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2022 is due to lower theatrical P&A and Premium VOD expense associated with fewer releases in the current period, and lower home entertainment distribution and marketing expense. In the six months ended September 30, 2022 approximately $14.8 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $5.6 million in the six months ended September 30, 2021 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2022 decreased as compared to the six months ended September 30, 2021 due to lower Motion Picture revenue, and higher direct operating expense as a percentage of Motion Picture revenue, partially offset by lower distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2022 decreased $1.4 million, or 3.0%, primarily due to a decrease in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$863.2	$722.1	$141.1	19.5%
Expenses:
Direct operating expense	790.6	655.6	135.0	20.6%
Distribution & marketing expense	18.3	15.5	2.8	18.1%
Gross contribution	54.3	51.0	3.3	6.5%
General and administrative expenses	21.3	19.5	1.8	9.2%
Segment profit	$33.0	$31.5	$1.5	4.8%

Direct operating expense as a percentage of revenue	91.6%	90.8%

Gross contribution as a percentage of revenue	6.3%	7.1%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Television Production	(Amounts in millions)
Television	$595.6	$500.4	$95.2	19.0%
International	153.7	124.4	29.3	23.6%
Home Entertainment
Digital	73.9	57.8	16.1	27.9%
Packaged Media	1.4	3.2	(1.8)	(56.3)%
Total Home Entertainment	75.3	61.0	14.3	23.4%
Other	38.6	36.3	2.3	6.3%
	$863.2	$722.1	$141.1	19.5%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, due to a greater number of television episodes delivered, which included revenue in the current period from The First Lady Season 1, Mythic Quest Season 3 and Acapulco Season 2, an increase of $21.7 million from intersegment revenues from the licensing of Starz original series (Power Book II: Ghost Season 3, P-Valley Season 2, Power Book III: Raising Kanan, and The Serpent Queen Season 1, among others) to Starz Networks, and increased third-party revenue from reality television programs.
International revenue in the six months ended September 30, 2022 increased $29.3 million, or 23.6% as compared to the six months ended September 30, 2021 due to significant revenue in the current period from Mythic Quest Season 3, The First Lady Season 1 and Acapulco Season 2, as compared to significant revenue in the prior year's period from Dear White People Season 4 and Acapulco Season 1. In addition, the increase reflects an increase of $8.8 million from intersegment revenues from the licensing of Starz original series to LIONSGATE+.
Home entertainment revenue in the six months ended September 30, 2022 increased $14.3 million, or 23.4% as compared to the six months ended September 30, 2021 due to an increase of $14.8 million from digital media intersegment revenues from the licensing of Starz original series. In addition, significant digital media revenue in the current period included Ghosts Season 1, Nashville Seasons 1 to 6, and The First Lady Season 1, and in the prior year's period included Weeds Seasons 1 to 8 and Welcome to Flatch Season 1.
Other revenue in the six months ended September 30, 2022 increased slightly from the six months ended September 30, 2021, and primarily includes revenue of 3 Arts Entertainment.
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2022 increased $135.0 million, or 20.6% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased slightly as compared to the prior year's period, reflecting an increase in the current period for a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue and increased amortization from one show that was not renewed for a second season, offset by a decrease from higher write-downs to fair value of investment in film and television programs in the prior year's period. The current period included write-downs to fair value of investment in film and television programs amounting to $4.7 million in aggregate, as compared to $26.6 million in the prior year's period.
Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2022 increased as compared to the six months ended September 30, 2021, due to increased television production revenue and slightly higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.8 million, or 9.2% primarily due to an increase in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2022 and 2021:

	Six Months Ended
	September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$777.3	$767.0	$10.3	1.3%
Expenses:
Direct operating expense	472.4	359.8	112.6	31.3%
Distribution & marketing expense	273.3	269.6	3.7	1.4%
Gross contribution	31.6	137.6	(106.0)	(77.0)%
General and administrative expenses	47.6	43.9	3.7	8.4%
Segment profit	$(16.0)	$93.7	$(109.7)	(117.1)%

Direct operating expense as a percentage of revenue	60.8%	46.9%

Gross contribution as a percentage of revenue	4.1%	17.9%

The following table sets forth the Media Networks segment profit by product line:

	Six Months Ended			Six Months Ended
	September 30, 2022			September 30, 2021
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$707.1	$70.2	$777.3	$716.7	$50.3	$767.0
Expenses:
Direct operating expense	375.8	96.6	472.4	293.9	65.9	359.8
Distribution & marketing expense	219.9	53.4	273.3	218.9	50.7	269.6
Gross contribution	111.4	(79.8)	31.6	203.9	(66.3)	137.6
General and administrative expenses	34.1	13.5	47.6	32.5	11.4	43.9
Segment profit	$77.3	$(93.3)	$(16.0)	$171.4	$(77.7)	$93.7

Revenue. Media Networks revenue increased $10.3 million reflecting increased revenue at LIONSGATE+ of $19.9 million as a result of subscriber and revenue growth in the international territories previously launched, and additional territories launched since September 30, 2021, partially offset by a decrease of $9.6 million at Starz Networks. Starz Networks' revenue decreased as a result of declines in revenue of $71.7 million from traditional linear services, which were mostly offset by higher OTT revenue of $60.6 million resulting from increased subscriptions.

During the six months ended September 30, 2022 and 2021, the following original series premiered on STARZ:

Six Months Ended September 30, 2022		Six Months Ended September 30, 2021
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Gaslit	April 24, 2022	The Girlfriend Experience Season 3	May 2, 2021
P-Valley Season 2	June 3, 2022	Run the World Season 1	May 16, 2021
Becoming Elizabeth Season 1	June 12, 2022	Blindspotting Season 1	June 13, 2021
Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Power Book III: Raising Kanan Season 2	August 14, 2022	Power Book III: Raising Kanan Season 1	July 18, 2021
Serpent Queen Season 1	September 11, 2022	Heels Season 1	August 15, 2021
		BMF - Black Mafia Family Season 1	September 26, 2021

Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the LIONSGATE+ international service, in its remaining territories, has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks direct operating expenses is due to increases at Starz Networks of $81.9 million and LIONSGATE+ of $30.7 million in the six months ended September 30, 2022. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $91.0 million primarily related to higher cost original series premieres, and higher programming cost amortization of $6.8 million related to library content, partially offset by lower programming amortization of $12.7 million related to theatrical releases under our programming output agreements and a benefit in the current period of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ increased as a result of higher programming cost amortization and foreign currency fluctuations related to the strengthening U.S. dollar.
The slight increase in Media Networks distribution and marketing expense is due to an increase of $1.0 million at Starz Networks and $2.7 million at LIONSGATE+.
Gross Contribution. The decrease in gross contribution compared to the six months ended September 30, 2021 was due to decreases at Starz Networks of $92.5 million and LIONSGATE+ of $13.5 million, driven by higher direct operating expense, partially offset by higher LIONSGATE+ revenue, as described above.
General and Administrative Expense. General and administrative expenses in the six months ended September 30, 2022 increased slightly from the prior year's period, due to increases of $1.6 million at Starz Networks, and $2.1 million at LIONSGATE+.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the six months ended September 30, 2022 were provided principally through cash generated from operations, corporate debt, our film related financing and other obligations (as further discussed below), and the monetization of trade accounts receivable. As of September 30, 2022, we had cash and cash equivalents of $557.1 million.
Corporate Debt
Our corporate debt at September 30, 2022, excluding film related financing and other obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at September 30, 2022) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $439.3 million outstanding at September 30, 2022.
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $837.9 million outstanding at September 30, 2022.
•Senior Notes: We have $981.4 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at September 30, 2022.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Financing and Other Obligations
We utilize our film related financing and other obligations to fund our film and television productions or licenses. Our film related financing and other obligations at September 30, 2022 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At September 30, 2022, there was $1,444.6 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the license of film and television programs that we license. The Company's programming notes have contractual repayment dates in January 2023. At September 30, 2022, there was $21.1 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $235.0 million limited-recourse senior secured revolving credit facility due January 2025 based on collateral consisting of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). At September 30, 2022, there was $235.0 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At September 30, 2022, there was $161.9 million outstanding under the IP Credit Facility.

•Backlog Financing Facility and Other:
◦Backlog Financing Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Financing Facility") based on collateral consisting of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Financing Facility as of June 30, 2022 was $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Financing Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years and 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2022, there was $175.0 million outstanding under the Backlog Financing Facility.
◦Other. In June 2022, the Company borrowed $118.6 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "June 2022 Distribution Loan Agreement"), which was to mature on December 28, 2025, of which $18.6 million was repaid during the quarter ended September 30, 2022, and the remaining outstanding amount of $100.0 million was repaid on October 3, 2022 (see Note 19 - Subsequent Events to our unaudited condensed consolidated financial statements). In September 2022, the Company borrowed $43.4 million under a loan agreement which matures on March 28, 2026 (the "September 2022 Distribution Loan Agreement", and together with the June 2022 Distribution Loan Agreement, the "Distribution Loan Agreements"). Outstanding loan balances under the Distribution Loan Agreements must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees.
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
See Note 18 to our unaudited condensed consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $343.2 million as of September 30, 2022 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We expect to continue to increase our investments in film and television programs and film and programming rights acquisitions. In addition, the LIONSGATE+ international service, in its remaining territories, has and will require capital investment as the service continues to expand. In connection with the restructuring of our LIONSGATE+ business previously discussed under Item 2. Management's Discussion and Analysis, "Overview", we expect to incur additional charges ranging from approximately $75 million to $100 million in the next six months primarily related to certain contractual content commitments and other items as we fully implement the plan. These amounts also reflect the estimated net future cash expenditures for these charges. In addition, the Company expects future cash expenditures of approximately $75 million related to the content charges recorded in the three months ended September 30, 2022.
In the short-term, we currently expect that our cash requirements for productions will increase and that our cash requirements for marketing spends will be comparable in fiscal 2023 as compared to fiscal 2022, due to the expected increase in film and television programs, productions or acquisitions in fiscal 2023.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and Backlog Financing Facility and other financing obligations, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion in our remaining international territories. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, production loans and programming notes, government incentive programs, film funds, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our Backlog Financing Facility, and other financing obligations. In addition, we continue to expand our LIONSGATE+ international service, in its remaining territories, and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to the COVID-19 global pandemic, inflation and rising interest rates has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related and other obligations. The following table sets forth our significant contractual and other obligations as of September 30, 2022 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2022 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A	439.3	24.5	414.8
Term Loan B	837.9	12.5	825.4
5.500% Senior Notes(1)	981.4	—	981.4
Film related and other obligations(2)	2,181.0	1,182.2	998.8
Operating lease obligations	190.6	42.1	148.5
	4,630.2	1,261.3	3,368.9
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(3)	813.1	303.6	509.5
Interest payments on corporate debt(4)	487.8	96.4	391.4
Other contractual obligations	453.9	110.5	343.4
	1,754.8	510.5	1,244.3
Total future repayment of debt and other commitments under contractual obligations (5)	$6,385.0	$1,771.8	$4,613.2
 ___________________
(1)See Note 6 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)Film related and other obligations include program rights and film obligations, and film related financing and other obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Financing Facility and other, and IP Credit Facility), included on the consolidated balance sheets. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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
(5)Not included in the amounts above are $343.2 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

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

In addition, as of September 30, 2022, we had gross unrecognized tax benefits of $70.2 million. We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. However, we estimate the liability for unrecognized tax benefits will decrease in the next twelve months by $82.4 million as a result of projected audit settlements in certain jurisdictions.

For additional details of contingencies, see Note 16 to our unaudited condensed consolidated financial statements.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2022, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2022, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended September 30, 2022, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At September 30, 2022, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,936.0 million and accumulated deficit of $2,320.4 million were deemed free of restrictions from paying dividends at September 30, 2022.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash increased by $220.5 million for the six months ended September 30, 2022 and decreased by $78.4 million for the six months ended September 30, 2021, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the six months ended September 30, 2022 and 2021 were as follows:

	Six Months Ended
	September 30,
	2022	2021	Net Change
	(Amounts in millions)
Operating income (loss)	$(1,815.9)	$50.1	$(1,866.0)
Depreciation and amortization	87.6	87.8	(0.2)
Amortization of films and television programs and program rights	899.3	730.1	169.2
Non-cash share-based compensation	35.0	54.9	(19.9)
Goodwill impairment	1,475.0	—	1,475.0
Content and other impairments	218.9	—	218.9
Cash interest	(89.5)	(61.5)	(28.0)
Interest and other income and expense, net	(7.3)	23.7	(31.0)
Current income tax provision	(11.3)	(10.4)	(0.9)
Other amortization	41.2	50.5	(9.3)
Cash flows from operations before changes in operating assets and liabilities	833.0	925.2	(92.2)

Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—	188.7
Accounts receivable, net and other assets	(39.5)	(134.2)	94.7
Investment in films and television programs and program rights	(1,087.2)	(1,149.7)	62.5
Accounts payable and accrued liabilities	(10.0)	(45.2)	35.2
Other changes in operating assets and liabilities	(24.4)	71.4	(95.8)
Changes in operating assets and liabilities	(972.4)	(1,257.7)	285.3
Net Cash Flows Used In Operating Activities	$(139.4)	$(332.5)	$193.1

Cash flows used in operating activities for the six months ended September 30, 2022 were $139.4 million compared to cash flows used in operating activities of $332.5 million for the six months ended September 30, 2021. The lower cash used in operating activities is due to lower cash used from changes in operating assets and liabilities as shown above, partially offset by lower cash flows from operations before changes in operating assets and liabilities. The lower use of cash from changes in operating assets and liabilities was driven by proceeds from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in the current period), lower increases in accounts receivable, net and other assets, lower cash used for investment in films and television programs and program rights, and lower decreases in accounts payable and accrued liabilities, partially offset by higher cash used from other changes in operating assets and liabilities. In addition, cash flows used in operating activities for the six months ended September 30, 2022 included a net use of cash of approximately $10.9 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $46.2 million for the six months ended September 30, 2021 (see Note 18 to our unaudited condensed consolidated financial statements).
During the six months ended September 30, 2022, we terminated certain interest rate swaps (a portion of which were considered hybrid instruments with a financing component and an embedded at-market derivative that was a designated cash flow hedge), and received approximately $56.4 million. The $56.4 million received was classified in the unaudited condensed consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps, and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see Financing Activities below). See Note 17 to our unaudited condensed consolidated financial statements.

Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2022 and 2021 were as follows:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Proceeds from the sale of Pantaya	$—	$123.6
Proceeds from the sale of other investments	3.0	—
Investment in equity method investees and other	(17.5)	(12.0)
Distributions from equity method investees	—	2.6
Acquisition of assets (film library and related assets)	—	(161.4)
Capital expenditures	(21.5)	(14.6)
Net Cash Flows Used In Investing Activities	$(36.0)	$(61.8)
Cash flows used in investing activities of $36.0 million for the six months ended September 30, 2022 compared to cash flows used in investing activities of $61.8 million for the six months ended September 30, 2021, primarily due to cash used for the acquisition of a film library and related assets and investment in equity method investees as reflected above, offset by the receipt of proceeds during the six months ended September 30, 2021 from the sale of Pantaya.
Financing Activities. Cash flows provided by financing activities for the six months ended September 30, 2022 and 2021 were as follows:

	Six Months Ended
	September 30,
	2022	2021
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$991.0	$1,947.2
Debt - repurchases and repayments	(1,211.0)	(2,175.6)
Net repayments and repurchases of debt	(220.0)	(228.4)

Film related financing and other obligations - borrowings, net of debt issuance costs	1,137.9	775.7
Film related financing and other obligations - repayments	(372.2)	(186.6)
Net proceeds from film related financing and other obligations	765.7	589.1

Other financing activities	(149.8)	(44.8)
Net Cash Flows Provided By Financing Activities	$395.9	$315.9
Cash flows provided by financing activities of $395.9 million for the six months ended September 30, 2022 compared to cash flows provided by financing activities of $315.9 million for the six months ended September 30, 2021. Cash flows provided by financing activities for the six months ended September 30, 2022 primarily reflects net film related financing and other obligations borrowings of $765.7 million due to net borrowings under production loans and the Production Tax Credit Facility of $411.4 million and increased net borrowings under the Backlog Financing Facility, IP Credit Facility and Distribution Loans of $354.3 million, offset by net debt repayments of $220.0 million. Net debt repayments and repurchases of $220.0 million in the six months ended September 30, 2022 included the below transactions, along with required repayments on our term loans:
•In April 2022, we voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.
•In July 2022, we repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest.
In addition, other financing activities in the six months ended September 30, 2022 includes $134.5 million for interest rate swap settlement payments due to $134.5 million for the pay down of the financing component of our terminated interest rate swaps in the current period (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see discussion above in Operating Activities, and Note 17 to our unaudited condensed consolidated financial statements). Other financing activities also includes tax withholding required on equity awards of $16.2 million.
Cash flows provided by financing activities of $315.9 million for the six months ended September 30, 2021 primarily reflects net film related financing and other obligations borrowings of $589.1 million, as production activity increased in the six months ended September 30, 2021, offset by net debt repayments and repurchases of $228.4 million. In addition, other financing activities in the six months ended September 30, 2021 includes $14.4 million for interest rate swap settlement payments due to a financing component on a portion of our interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements). Net debt repayments and repurchases of $228.4 million in the six months ended September 30, 2021 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
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
•During the six months ended September 30, 2022, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.1 billion at September 30, 2022 (March 31, 2022 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.6 billion at September 30, 2022 (March 31, 2022 - $1.3 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our production and related loans, IP Credit Facility and other financing obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable

LIBOR in effect as of September 30, 2022, each quarter point change in interest rates would result in a $2.1 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related financing obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Financing Facility and other) incur primarily LIBOR and SOFR-based interest, with applicable margins ranging from 1.15% to 4.00% per annum. A quarter point increase of the interest rates on the variable interest film related financing obligations would result in $3.7 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $2.4 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Financing Facility are utilized up to their maximum capacity of $235.0 million and $175.0 million, respectively).
At September 30, 2022, our 5.500% Senior Notes had an outstanding carrying value of $949.8 million, and an estimated fair value of $723.7 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $35.7 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $38.1 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2022:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	September 30, 2022
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	11.1	28.9	41.2	44.5	313.6	—	439.3	417.3
Average Interest Rate	4.89%	4.89%	4.89%	4.89%	4.89%	—
Term Loan B(1)	6.3	12.5	819.1	—	—	—	837.9	805.4
Average Interest Rate	5.39%	5.39%	5.39%	—	—	—
Film related financing and other obligations(2)	297.8	891.3	572.3	173.7	30.4	215.5	2,181.0	2,181.0
Average Interest Rate	6.24%	5.36%	5.00%	4.87%	5.89%	3.49%
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	981.4	981.4	723.7
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	1,700.0	—	—	—	1,700.0	51.9
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related financing and other obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Financing Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 7 to our unaudited condensed consolidated financial statements for further information).
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
As of September 30, 2022, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2022.
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

No common shares were purchased by us during the three months ended September 30, 2022.

Additionally, during the three months ended September 30, 2022, no Class A voting shares and 1,738,179 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
10.20*	First Amendment to Employment Agreement dated August 12, 2022 between the Company and Jon Feltheimer	8-K	10.1	8/15/2022
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 7, 2022		Title:	Duly Authorized Officer and Chief Financial Officer