Form 10-Q
period 2022-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2023-02-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 6, 2023
Class A Voting Common Shares, no par value per share	83,471,030 shares
Class B Non-Voting Common Shares, no par value per share	145,486,584 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the economic, social and regulatory impacts associated with global pandemics, such as COVID-19; wars, such as Russia's invasion of Ukraine; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$425.4	$371.2
Accounts receivable, net	479.8	442.2
Other current assets	293.3	244.7
Total current assets	1,198.5	1,058.1
Investment in films and television programs and program rights, net	3,004.1	3,013.6
Property and equipment, net	87.8	81.2
Investments	65.0	56.0
Intangible assets	1,335.7	1,440.2
Goodwill	1,289.5	2,764.5
Other assets	611.9	577.6
Total assets	$7,592.5	$8,991.2
LIABILITIES
Accounts payable and accrued liabilities	$588.0	$585.8
Participations and residuals	532.4	468.5
Film related and other obligations	1,261.2	951.1
Debt - short term portion	39.2	222.8
Deferred revenue	157.8	174.9
Total current liabilities	2,578.6	2,403.1
Debt	2,042.6	2,202.1
Participations and residuals	284.5	265.1
Film related and other obligations	1,094.9	729.0
Other liabilities	258.4	298.7
Deferred revenue	53.4	49.8
Deferred tax liabilities	38.0	38.8
Redeemable noncontrolling interests	357.1	321.2
Commitments and contingencies (Note 16)
EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.4 shares issued (March 31, 2022 - 83.3 shares issued)	671.5	668.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 145.5 shares issued (March 31, 2022 - 142.0 shares issued)	2,395.8	2,353.8
Accumulated deficit	(2,317.9)	(369.7)
Accumulated other comprehensive income	134.4	29.3
Total Lions Gate Entertainment Corp. shareholders' equity	883.8	2,681.6
Noncontrolling interests	1.2	1.8
Total equity	885.0	2,683.4
Total liabilities and equity	$7,592.5	$8,991.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Revenues	$1,000.1	$885.4	$2,769.1	$2,674.4
Expenses
Direct operating	584.7	517.9	1,744.7	1,487.2
Distribution and marketing	171.0	198.9	567.1	633.4
General and administration	115.0	112.5	340.0	353.1
Depreciation and amortization	46.3	46.3	133.9	134.1
Restructuring and other	75.3	0.5	316.5	7.2
Goodwill impairment	—	—	1,475.0	—
Total expenses	992.3	876.1	4,577.2	2,615.0
Operating income (loss)	7.8	9.3	(1,808.1)	59.4
Interest expense	(59.6)	(44.4)	(163.0)	(130.0)
Interest and other income	1.7	1.4	4.8	29.4
Other expense	(10.7)	(1.9)	(21.1)	(6.2)
Gain (loss) on extinguishment of debt	38.2	(1.1)	40.3	(28.2)
Gain (loss) on investments	43.4	(0.2)	42.1	1.2
Equity interests income (loss)	—	(2.5)	0.8	(1.4)
Income (loss) before income taxes	20.8	(39.4)	(1,904.2)	(75.8)
Income tax provision	(5.6)	(9.5)	(16.6)	(21.6)
Net income (loss)	15.2	(48.9)	(1,920.8)	(97.4)
Less: Net loss attributable to noncontrolling interests	1.4	3.3	7.3	13.9
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$16.6	$(45.6)	$(1,913.5)	$(83.5)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$0.07	$(0.20)	$(8.41)	$(0.37)
Diluted net income (loss) per common share	$0.07	$(0.20)	$(8.41)	$(0.37)

Weighted average number of common shares outstanding:
Basic	228.8	225.0	227.4	223.7
Diluted	230.1	225.0	227.4	223.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Net income (loss)	$15.2	$(48.9)	$(1,920.8)	$(97.4)
Foreign currency translation adjustments, net of tax	3.6	(0.2)	(3.4)	(1.2)
Net unrealized gain on cash flow hedges, net of tax	8.4	21.1	108.5	16.2
Comprehensive income (loss)	27.2	(28.0)	(1,815.7)	(82.4)
Less: Comprehensive loss attributable to noncontrolling interests	1.4	3.3	7.3	13.9
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$28.6	$(24.7)	$(1,808.4)	$(68.5)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4
Share-based compensation, net of share cancellations for taxes	—	1.0	0.3	22.2	—	—	23.2	—	23.2
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	16.6	—	16.6	(0.1)	16.5
Other comprehensive income	—	—	—	—	—	12.1	12.1	—	12.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(14.1)	—	(14.1)	—	(14.1)
Balance at December 31, 2022	83.4	$671.5	145.5	$2,395.8	$(2,317.9)	$134.4	$883.8	$1.2	$885.0

Balance at September 30, 2021	83.1	$665.9	141.6	$2,314.3	$(143.0)	$(89.2)	$2,748.0	$2.4	$2,750.4
Exercise of stock options	—	—	0.1	0.7	—	—	0.7	—	0.7
Share-based compensation, net of share cancellations for taxes	—	1.1	0.1	19.9	—	—	21.0	—	21.0
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	(1.1)	(1.1)
Net loss	—	—	—	—	(45.6)	—	(45.6)	0.5	(45.1)
Other comprehensive income	—	—	—	—	—	20.9	20.9	—	20.9
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(11.6)	—	(11.6)	—	(11.6)
Balance at December 31, 2021	83.1	$667.1	141.8	$2,335.0	$(200.2)	$(68.3)	$2,733.6	$1.8	$2,735.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Lions Gate Entertainment Corp. Shareholders' Equity	Noncontrolling Interests (a)	Total Equity
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.3	3.5	—	—	3.5	—	3.5
Share-based compensation, net of share cancellations for taxes	0.1	3.0	3.2	38.3	—	—	41.3	—	41.3
Issuance of common shares	—	0.3	—	0.2	—	—	0.5	—	0.5
Noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	—	(1,913.5)	—	(1,913.5)	0.1	(1,913.4)
Other comprehensive income	—	—	—	—	—	105.1	105.1	—	105.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(34.7)	—	(34.7)	—	(34.7)
Balance at December 31, 2022	83.4	$671.5	145.5	$2,395.8	$(2,317.9)	$134.4	$883.8	$1.2	$885.0

Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.4	0.3	3.0	—	—	3.4	—	3.4
Share-based compensation, net of share cancellations for taxes	0.1	3.3	3.3	35.8	—	—	39.1	—	39.1
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	(83.5)	—	(83.5)	0.5	(83.0)
Other comprehensive income	—	—	—	—	—	15.0	15.0	—	15.0
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(33.8)	—	(33.8)	—	(33.8)
Balance at December 31, 2021	83.1	$667.1	141.8	$2,335.0	$(200.2)	$(68.3)	$2,733.6	$1.8	$2,735.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Operating Activities:
Net loss	$(1,920.8)	$(97.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133.9	134.1
Amortization of films and television programs and program rights	1,284.4	1,118.7
Amortization of debt financing costs and other non-cash interest	20.1	37.1
Non-cash share-based compensation	59.8	77.5
Other amortization	55.8	71.5
Goodwill impairment	1,475.0	—
Content and other impairments	299.7	—
(Gain) loss on extinguishment of debt	(40.3)	28.2
Equity interests income (loss)	(0.8)	1.4
Gain on investments	(42.1)	(1.2)
Deferred income taxes	(0.5)	2.6
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—
Accounts receivable, net and other assets	(74.5)	(153.2)
Investment in films and television programs and program rights, net	(1,573.4)	(1,735.4)
Accounts payable and accrued liabilities	(46.0)	(17.4)
Participations and residuals	84.3	(56.3)
Program rights and other film obligations	(18.1)	25.0
Deferred revenue	(13.2)	75.0
Net Cash Flows Used In Operating Activities	(128.0)	(489.8)
Investing Activities:
Proceeds from the sale of Pantaya	—	123.6
Proceeds from the sale of equity method and other investments	46.3	—
Investment in equity method investees and other	(17.5)	(14.0)
Distributions from equity method investees	—	3.2
Acquisition of assets (film library and related assets)	—	(161.4)
Increase in loans receivable	—	(4.3)
Capital expenditures	(36.6)	(22.2)
Net Cash Flows Used In Investing Activities	(7.8)	(75.1)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,238.0	2,138.4
Debt - repurchases and repayments	(1,548.3)	(2,375.4)
Film related and other obligations - borrowings	1,384.0	954.0
Film related and other obligations - repayments	(694.8)	(305.3)
Settlement of financing component of interest rate swaps	(134.5)	(21.5)
Distributions to noncontrolling interest	(4.8)	(1.2)
Exercise of stock options	3.4	3.4
Tax withholding required on equity awards	(17.3)	(34.7)
Net Cash Flows Provided By Financing Activities	225.7	357.7
Net Change In Cash, Cash Equivalents and Restricted Cash	89.9	(207.2)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(3.5)	(2.2)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	384.6	528.7
Cash, Cash Equivalents and Restricted Cash - End Of Period	$471.0	$319.3

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. The balance sheet at March 31, 2022 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2023
Government Assistance: In November 2021, the Financial Accounting Standards Board ("FASB") issued guidance which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, and therefore will be effective beginning with the Company's financial statements issued for the year ending March 31, 2023. While the adoption of this guidance will not have an impact on the Company's consolidated balance sheet or statement of operations, the adoption of this guidance may require additional annual disclosures in the Company's financial statements for the year ending March 31, 2023, which the Company is currently in the process of assessing.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Guidance Adopted in Fiscal 2022
Reference Rate Reform: In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, if certain criteria are met. Additionally, in January 2021, the FASB issued additional guidance, which allows entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates. In December 2022, the FASB issued final guidance deferring the sunset date of the transition relief. The guidance is applicable to contract modifications made between March 12, 2020 and December 31, 2024 and hedging relationships that exist as of the beginning of an interim period that includes March 12, 2020 and new eligible hedging relationships designated in subsequent periods. The Company adopted this guidance on July 1, 2021 and is applying its provisions prospectively through December 31, 2024, with no material impact to the Company’s financial statements.

2. Acquisitions

Spyglass. On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a minority preferred equity interest in Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing, $10.0 million was paid in July 2022, and the remaining $10.0 million is to be paid in July 2023. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs on the Company's unaudited condensed consolidated balance sheet. The equity interest was accounted for as an equity-method investment (see Note 4).

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$540.8	$557.5
Completed and not released	151.5	121.4
In progress	722.7	574.9
In development	73.5	102.7
	1,488.5	1,356.5
Film Group Monetization
Released, net of accumulated amortization	557.8	469.5
Completed and not released	401.4	253.2
In progress	193.6	427.6
In development	10.1	11.4
	1,162.9	1,161.7
Licensed program rights, net of accumulated amortization	352.7	495.4
Investment in films and television programs and licensed program rights, net	$3,004.1	$3,013.6

At December 31, 2022, acquired film and television libraries have remaining unamortized costs of $138.4 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 18.4 years (March 31, 2022 - unamortized costs of $149.9 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows for the three and nine months ended December 31, 2022 and 2021, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Amortization expense:
Individual monetization	$207.9	$205.2	$711.1	$624.7
Film group monetization	82.8	98.6	227.7	219.3
Licensed program rights	94.4	84.8	345.6	274.7
	$385.1	$388.6	$1,284.4	$1,118.7

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our unaudited condensed consolidated statement of operations they are recorded in for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense:
Motion Picture	$0.6	$1.1	$1.1	$1.2
Television Production	—	1.5	4.7	28.1
Included in restructuring and other:
Impairments not included in segment operating results(1)	80.8	—	293.8	—
	$81.4	$2.6	$299.6	$29.3

________________
(1)Represents charges related to the Media Networks restructuring plan initiatives, including content impairment of programming in certain international territories associated with the restructuring of LIONSGATE+ (formerly STARPLAY International), and individual content charges pursuant to a strategic review of content performance across Starz's domestic and international platforms resulting in certain programming being removed from those platforms and written down to fair value. See Note 14 for further information.

4. Investments
The Company's investments consisted of the following:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Investments in equity method investees	$63.4	$53.9
Other investments	1.6	2.1
	$65.0	$56.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. On October 17, 2022, the Company sold a portion of its ownership interest in STARZPLAY Arabia and received net proceeds of $43.4 million, and the Company recorded a gain of $43.4 million on the sale which is included in gain (loss) on investments in our unaudited condensed consolidated statement of operations. Subsequent to the transaction, the Company continues to hold a minority ownership interest in STARZPLAY Arabia.
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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Current assets	$197.6	$125.3
Non-current assets	$160.3	$166.4
Current liabilities	$188.4	$253.9
Non-current liabilities	$61.9	$59.8

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Revenues	$57.5	$14.7	$135.4	$51.9
Gross profit	$9.0	$5.5	$29.9	$14.3
Net loss	$(12.7)	$(16.8)	$(24.6)	$(36.7)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2022	$393.7	$401.9	$1,968.9	$2,764.5
Impairments	—	—	(1,475.0)	(1,475.0)
Balance as of December 31, 2022	$393.7	$401.9	$493.9	$1,289.5

For the second quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began implementing a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of the Company's common shares had declined significantly through September 30, 2022. Accordingly, for the second quarter ended September 30, 2022, the Company updated its quantitative impairment assessment for all of its reporting units. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies.

Based on its quantitative impairment assessment, the Company determined that the fair value of its reporting units exceeded the carrying values for all of its reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter ended September 30, 2022 related to the Company's Media Networks reporting unit goodwill, which is recorded in the "goodwill impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2022. Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continues to be considered "at risk" of impairment.
During the third quarter ended December 31, 2022, the Company performed a qualitative goodwill impairment assessment for all reporting units which considered the continuing micro and macroeconomic environment, industry considerations, reporting unit performance and updated forecasts, and determined that since the prior quarter's quantitative assessment, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, no quantitative goodwill impairment analysis was performed.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film related and other obligations, was as follows:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	433.8	638.5
Term Loan B	834.8	844.2
5.500% Senior Notes	857.6	1,000.0
Total corporate debt	2,126.2	2,482.7
Unamortized debt issuance costs	(44.4)	(57.8)
Total debt, net	2,081.8	2,424.9
Less current portion	(39.2)	(222.8)
Non-current portion of debt	$2,042.6	$2,202.1

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at December 31, 2022 there was $1.25 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2022. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026 (see Debt Transactions section below for the April 2022 voluntary prepayment of the entire principal amount of the Term Loan A previously due March 22, 2023).
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 6.14% as of December 31, 2022, before the impact of interest rate swaps).
•Term Loan B: The term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 6.64% as of December 31, 2022, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2022, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2022, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At December 31, 2022, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,920.8 million and accumulated deficit of $2,317.9 million were deemed free of restrictions from paying dividends at December 31, 2022.
Debt Transactions:
Fiscal 2023:

Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.

Senior Notes Repurchases. In the three and nine months ended December 31, 2022, the Company repurchased $123.7 million and $142.4 million, respectively, principal amount of the 5.500% Senior Notes for $81.6 million and $96.2 million, respectively, together with accrued and unpaid interest.

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
(Gain) Loss on Extinguishment of Debt:
In accounting for the fiscal 2022 Senior Notes redemption and issuance transactions and credit agreement amendment discussed above, a portion of the refinancing transactions was considered a modification of terms, and a portion was considered a debt extinguishment. During the three and nine months ended December 31, 2022 and 2021, the Company recorded a (gain) loss on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
(Gain) Loss on Extinguishment of Debt:
Term Loan A prepayment	$—	$—	$1.3	$—
Senior Notes repurchases in 2022; Senior Notes redemption and issuance in 2021	(38.2)	—	(41.6)	24.7
Credit Agreement amendment (Revolving Credit Facility and Term Loan A)	—	—	—	1.7
Termination of a portion of Revolving Credit Facility commitments	—	1.1	—	1.1
Term Loan B repurchases and other	—	—	—	0.7
	$(38.2)	$1.1	$(40.3)	$28.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Related and Other Obligations

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Program rights and film obligations	$260.9	$278.4

Film related obligations:
Production Loans	1,435.7	966.3
Production Tax Credit Facility	231.2	224.0
Programming Notes	54.2	96.4
Backlog Facility and Other	233.6	—
IP Credit Facility	152.3	123.5
Total film related obligations	2,107.0	1,410.2
Unamortized debt issuance costs	(11.8)	(8.5)
Total film related obligations, net	2,095.2	1,401.7

Less current portion	(1,261.2)	(951.1)
Total non-current film related and other obligations	$1,094.9	$729.0
Program Rights and Film Obligations
Program rights and film obligations include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.
Film Related Obligations
Film related obligations include production loans, programming notes, the Company's Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other.
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR and LIBOR-based interest at a weighted average rate of 6.43% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,344.5 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $91.2 million are unsecured.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses. The Company's programming notes have contractual repayment dates in January and April 2023, and incur SOFR and LIBOR-based interest at a weighted average rate of 7.93%.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 29, 2022, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 5.96% at December 31, 2022). The Production Tax Credit Facility matures on January 27, 2025. As of December 31, 2022, there were no material amounts available under the Production Tax Credit Facility.
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.02% at December 31, 2022). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.61% at December 31, 2022). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2022, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2022 - no amounts outstanding).
Other. In June 2022, the Company borrowed $118.6 million under a loan agreement which was secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "June 2022 Distribution Loan"), which was to mature on December 28, 2025. The June 2022 Distribution Loan was fully repaid, with $18.6 million repaid during the quarter ended September 30, 2022, and the remaining outstanding amount of $100.0 million repaid on October 3, 2022.
In September 2022, the Company borrowed $43.4 million under a loan agreement which matures on March 28, 2026 (the "September 2022 Distribution Loan") and bears interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 1.50% per annum (effective interest rate of 5.97% at December 31, 2022).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2022, the Company borrowed $16.2 million under a loan agreement which matures on November 1, 2025 (the "December 2022 Distribution Loan", and together with the September 2022 Distribution Loan and June 2022 Distribution Loan, the "Distribution Loans"), and bears interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 2.10% per annum (effective interest rate of 6.57% at December 31, 2022). The December 2022 Distribution Loan provides for total borrowings up to an aggregate of $18.7 million.
Outstanding loan balances under the Distribution Loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2022, $58.6 million remains outstanding under the Distribution Loans.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2022 and March 31, 2022:

	December 31, 2022			March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Equity securities with a readily determinable fair value	$—	$—	$—	$0.5	$—	$0.5
Forward exchange contracts (see Note 17)	—	13.2	13.2	—	3.5	3.5
Interest rate swaps (see Note 17)(1)	—	54.8	54.8	—	120.1	120.1

Liabilities:
Forward exchange contracts (see Note 17)	—	(4.3)	(4.3)	—	(2.8)	(2.8)
Interest rate swaps (see Note 17)	—	—	—	—	28.6	28.6
________________
(1)Amounts at March 31, 2022 exclude $88.1 million of financing component of interest rate swaps presented in the table below (none at December 31, 2022).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt, film related obligations, and interest rate swaps at December 31, 2022 and March 31, 2022:

	December 31, 2022		March 31, 2022
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$429.5	$412.1	$631.9	$625.7
Term Loan B	829.8	794.1	837.5	828.3
5.500% Senior Notes	831.0	500.3	965.8	962.5
Production Loans	1,431.7	1,435.7	963.7	966.3
Production Tax Credit Facility	228.8	231.2	221.1	224.0
Programming Notes	54.2	54.2	96.4	96.4
Backlog Facility and Other	231.2	233.6	—	—
IP Credit Facility	149.1	152.3	120.6	123.5
Financing component of interest rate swaps(2)	—	—	134.0	122.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at March 31, 2022 include $88.1 million recorded as a reduction of assets under master netting arrangements (none at December 31, 2022).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at December 31, 2022 and March 31, 2022.

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Beginning balance	$321.2	$219.1
Net loss attributable to redeemable noncontrolling interests	(7.4)	(14.4)
Noncontrolling interests discount accretion	13.4	17.7
Adjustments to redemption value	34.7	33.8
Cash distributions	(4.8)	(1.2)
Ending balance	$357.1	$255.0

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the Pilgrim Media Group noncontrolling interest were extended and modified, such that the noncontrolling interest holder had a right to put and the Company had a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. On November 14, 2022, the noncontrolling interest holder exercised the right to put a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group. As of December 31, 2022, the purchase of shares pursuant to the exercise of the put had not been completed. The noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$11.7	$5.7	$28.6	$50.0
Home Entertainment
Digital Media	147.4	113.6	378.5	355.6
Packaged Media	19.3	31.3	55.3	96.4
Total Home Entertainment	166.7	144.9	433.8	452.0
Television	47.0	68.1	147.0	209.7
International	55.3	52.4	166.5	174.5
Other	8.1	4.2	15.7	11.1
Total Motion Picture revenues	288.8	275.3	791.6	897.3

Television Production
Television	377.5	340.4	973.1	840.7
International	65.7	55.8	219.4	180.2
Home Entertainment
Digital Media	131.2	12.8	205.1	70.6
Packaged Media	1.3	1.7	2.7	5.1
Total Home Entertainment	132.5	14.5	207.8	75.7
Other	29.7	27.9	68.3	64.2
Total Television Production revenues	605.4	438.6	1,468.6	1,160.8

Media Networks - Programming Revenues
Domestic	341.7	362.5	1,048.7	1,079.2
International	38.6	26.4	108.8	76.7
	380.3	388.9	1,157.5	1,155.9

Intersegment eliminations	(274.4)	(217.4)	(648.6)	(539.6)
Total revenues	$1,000.1	$885.4	$2,769.1	$2,674.4

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2022 are as follows:

	Rest of Year Ending March 31, 2023	Year Ending March 31,
		2024	2025	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$502.3	$744.9	$451.3	$263.9	$1,962.4
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $34.4 million and $116.6 million, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2022, respectively, from performance obligations satisfied prior to March 31, 2022. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at December 31, 2022 and March 31, 2022.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2022	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off	December 31, 2022
	(Amounts in millions)
Trade accounts receivable	$11.5	$(1.0)	$(0.4)	$10.1
_______________________
(1)Represents collections on accounts receivable previously reserved.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 18 for contract assets at December 31, 2022 and March 31, 2022.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $11.4 million and $141.8 million, respectively, were recognized during the three and nine months ended December 31, 2022 related to the balance of deferred revenue at March 31, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2022 and 2021 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$16.6	$(45.6)	$(1,913.5)	$(83.5)
Denominator:
Weighted average common shares outstanding	228.8	225.0	227.4	223.7
Basic net income (loss) per common share	$0.07	$(0.20)	$(8.41)	$(0.37)

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2022 and 2021 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$16.6	$(45.6)	$(1,913.5)	$(83.5)
Denominator:
Weighted average common shares outstanding	228.8	225.0	227.4	223.7
Effect of dilutive securities:
Share purchase options	—	—	—	—
Restricted share units and restricted stock	1.3	—	—	—
Adjusted weighted average common shares outstanding	230.1	225.0	227.4	223.7
Diluted net income (loss) per common share	$0.07	$(0.20)	$(8.41)	$(0.37)

As a result of the net loss in the nine months ended December 31, 2022 and the three and nine months ended December 31, 2021, the dilutive effect of the share purchase options, RSUs and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the nine months ended December 31, 2022 totaled 2.5 million (three and nine months ended December 31, 2021 - 4.5 million and 5.3 million, respectively).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three and nine months ended December 31, 2022 and 2021, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	25.2	16.0	22.8	16.0
Restricted share units	5.6	—	2.5	0.6
Other issuable shares	4.3	2.3	3.2	2.1
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	35.1	18.3	28.5	18.7

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2022 and March 31, 2022. The table below outlines common shares reserved for future issuance:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	24.9	27.6
Restricted stock and restricted share units — unvested	14.5	7.9
Common shares available for future issuance	11.1	18.4
Shares reserved for future issuance	50.5	53.9

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Compensation Expense:
Stock options	$1.5	$4.1	$5.6	$15.6
Restricted share units and other share-based compensation	20.8	16.4	49.7	56.4
Share appreciation rights	1.0	2.1	2.4	5.5
	23.3	22.6	57.7	77.5
Impact of accelerated vesting on equity awards(1)	1.5	—	2.1	—
Total share-based compensation expense	$24.8	$22.6	$59.8	$77.5

Tax impact(2)	(4.1)	(4.4)	(10.4)	(15.3)
Increase in net loss or reduction in net income	$20.7	$18.2	$49.4	$62.2
___________________
(1)Represents the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the unaudited condensed consolidated statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.5	$0.4	$1.2	$0.9
Distribution and marketing	0.2	0.2	0.6	0.5
General and administration	22.6	22.0	55.9	76.1
Restructuring and other	1.5	—	2.1	—
	$24.8	$22.6	$59.8	$77.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2022:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2022	5.4		$24.34	22.2	$15.36	—	(1)	$11.51	7.9	$11.87
Granted	—		—	0.3	$8.97	—	(1)	$10.27	11.9	$9.02
Options exercised or restricted stock or RSUs vested	—	(1)	$7.70	(0.4)	$10.17	—	(1)	$11.19	(5.0)	$11.99
Forfeited or expired	(1.1)		$16.58	(1.5)	$17.21	—		—	(0.3)	$10.59
Outstanding at December 31, 2022	4.3		$26.31	20.6	$15.22	—	(1)	$10.95	14.5	$9.49
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and nine months ended December 31, 2022 and 2021 the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax provision for the three and nine months ended December 31, 2022 and 2021 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, changes in the valuation allowance against the Company's deferred tax assets, and certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three and nine months ended December 31, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax provision for the three and nine months ended December 31, 2021 was also impacted by additional uncertain tax benefits related to state income taxes identified during state audits.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the three and nine months ended December 31, 2022 and 2021, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense and distribution and marketing expense in the consolidated statements of operations as described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$80.8	$—	$299.7	$—
Severance(2)
Cash	2.4	—	14.8	3.8
Accelerated vesting on equity awards (see Note 12)	1.5	—	2.1	—
Total severance costs	3.9	—	16.9	3.8
COVID-19 related charges included in restructuring and other(3)	—	0.2	0.1	0.9
Transaction and other costs (benefits)(4)	(9.4)	0.3	(0.2)	2.5
Total Restructuring and Other	75.3	0.5	316.5	7.2

Other unusual charges not included in restructuring and other or the Company's operating segments:
Content charges included in direct operating expense(5)	—	—	7.2	—
COVID-19 related charges (benefit) included in:
Direct operating expense(6)	(1.8)	(2.8)	(8.8)	(2.3)
Distribution and marketing expense	—	—	—	0.3
Total restructuring and other and other unusual charges not included in restructuring and other	$73.5	$(2.3)	$314.9	$5.2
_______________________

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)Media Networks Restructuring: For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks segment in the second quarter ended September 30, 2022, as discussed in Note 5.

For the third quarter ended December 31, 2022, due to the continuing macro and microeconomic conditions which led to the LIONSGATE+ restructuring, the Company expanded its restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

As a result of these restructuring initiatives, the Company recorded content impairment charges associated with impairment of programming related to the territories being exited and individual content abandonment upon removal of certain titles from the Starz platforms related to the Media Networks segment in the three and nine months ended December 31, 2022 of $80.8 million and $293.8 million, respectively.

The Company is in the process of executing its LIONSGATE+ restructuring plan including exiting the territories discussed above and its strategic review of content performance for consideration of removal from the Company's various platforms and estimates it will incur additional charges ranging from approximately $100 million to $125 million related to certain contractual content commitments or programming content impairment charges, among other items, as the Company fully implements the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $75 million to $100 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the nine months ended December 31, 2022, approximately $85 million reflects the remaining amounts payable for this content. As the Company continues to fully implement the plan, including further strategic review of content performance, the Company may incur additional content impairment charges beyond the estimates provided. The Company expects the restructuring plan to be substantially completed by March 31, 2023.

Other Impairments: Amounts in the nine months ended December 31, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)Severance costs were primarily related to the restructuring activities and other cost-saving initiatives.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs in the three and nine months ended December 31, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the three and nine months ended December 31, 2022, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
(5)In the nine months ended December 31, 2022, in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, the Company wrote off approximately $7.2 million of development costs as a result of changes in strategy across its theatrical slate. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the unaudited condensed consolidated statement of operations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $2.8 million and $10.7 million, respectively, in the three and nine months ended December 31, 2022 (three and nine months ended December 31, 2021 - insurance recoveries of $5.0 million and $13.6 million, respectively). In the three and nine months ended December 31, 2022 and 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Severance liability
Beginning balance	$1.5	$5.7
Accruals	14.8	3.8
Severance payments	(5.0)	(8.0)
Ending balance(1)	$11.3	$1.5
_______________________
(1)As of December 31, 2022, the remaining severance liability of approximately $11.3 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$288.8	$275.3	$791.6	$897.3
Television Production	605.4	438.6	1,468.6	1,160.8
Total Studio Business	894.2	713.9	2,260.2	2,058.1
Media Networks	380.3	388.9	1,157.5	1,155.9
Intersegment eliminations	(274.4)	(217.4)	(648.6)	(539.6)
	$1,000.1	$885.4	$2,769.1	$2,674.4
Intersegment revenues
Studio Business:
Motion Picture	$16.2	$28.2	$30.0	$35.4
Television Production	258.2	189.2	618.6	504.2
Total Studio Business	274.4	217.4	648.6	539.6
Media Networks	—	—	—	—
	$274.4	$217.4	$648.6	$539.6
Gross contribution
Studio Business:
Motion Picture	$97.0	$90.2	$248.9	$283.3
Television Production	82.3	28.6	136.6	79.6
Total Studio Business	179.3	118.8	385.5	362.9
Media Networks	72.4	49.5	104.0	187.1
Intersegment eliminations	(8.4)	(1.9)	(31.3)	3.7
	$243.3	$166.4	$458.2	$553.7
Segment general and administration
Studio Business:
Motion Picture	$20.5	$22.7	$66.2	$69.8
Television Production	10.8	9.3	32.0	28.8
Total Studio Business	31.3	32.0	98.2	98.6
Media Networks	22.9	21.0	70.5	65.0
	$54.2	$53.0	$168.7	$163.6
Segment profit
Studio Business:
Motion Picture	$76.5	$67.5	$182.7	$213.5
Television Production	71.5	19.3	104.6	50.8
Total Studio Business	148.0	86.8	287.3	264.3
Media Networks	49.5	28.5	33.5	122.1
Intersegment eliminations	(8.4)	(1.9)	(31.3)	3.7
	$189.1	$113.4	$289.5	$390.1

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Company’s total segment profit	$189.1	$113.4	$289.5	$390.1
Corporate general and administrative expenses	(21.3)	(21.8)	(69.4)	(70.5)
Adjusted depreciation and amortization(1)	(9.8)	(11.7)	(29.5)	(32.7)
Restructuring and other(2)	(75.3)	(0.5)	(316.5)	(7.2)
Goodwill impairment(3)	—	—	(1,475.0)	—
COVID-19 related benefit (charges) included in direct operating expense and distribution and marketing expense(4)	1.8	2.8	8.8	2.0
Content charges(5)	—	—	(7.2)	—
Adjusted share-based compensation expense(6)	(23.3)	(22.6)	(57.7)	(77.5)
Purchase accounting and related adjustments(7)	(53.4)	(50.3)	(151.1)	(144.8)
Operating income (loss)	7.8	9.3	(1,808.1)	59.4
Interest expense	(59.6)	(44.4)	(163.0)	(130.0)
Interest and other income	1.7	1.4	4.8	29.4
Other expense	(10.7)	(1.9)	(21.1)	(6.2)
Gain (loss) on extinguishment of debt	38.2	(1.1)	40.3	(28.2)
Gain (loss) on investments	43.4	(0.2)	42.1	1.2
Equity interests income (loss)	—	(2.5)	0.8	(1.4)
Income (loss) before income taxes	$20.8	$(39.4)	$(1,904.2)	$(75.8)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Depreciation and amortization	$46.3	$46.3	$133.9	$134.1
Less: Amount included in purchase accounting and related adjustments	(36.5)	(34.6)	(104.4)	(101.4)
Adjusted depreciation and amortization	$9.8	$11.7	$29.5	$32.7
(2)Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable (see Note 14).
(3)Goodwill impairment reflects the impairment charge recorded in the nine months ended December 31, 2022 related to the Media Networks reporting unit (see Note 5).
(4)During the three and nine months ended December 31, 2022 and 2021, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 14). These charges (benefits) are excluded from segment operating results.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)Content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 14 for further information).
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Total share-based compensation expense	$24.8	$22.6	$59.8	$77.5
Less:
Amount included in restructuring and other(i)	(1.5)	—	(2.1)	—
Adjusted share-based compensation	$23.3	$22.6	$57.7	$77.5
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$—	$0.7	$0.5
General and administrative expense	16.9	15.7	46.0	42.9
Depreciation and amortization	36.5	34.6	104.4	101.4
	$53.4	$50.3	$151.1	$144.8

See Note 10 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2022 and 2021.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$54.2	$53.0	$168.7	$163.6
Corporate general and administrative expenses	21.3	21.8	69.4	70.5
Share-based compensation expense included in general and administrative expense	22.6	22.0	55.9	76.1
Purchase accounting and related adjustments	16.9	15.7	46.0	42.9
	$115.0	$112.5	$340.0	$353.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Assets
Motion Picture	$1,740.4	$1,622.6
Television Production	1,900.7	1,978.9
Media Networks	3,168.8	4,706.7
Other unallocated assets(1)	782.6	683.0
	$7,592.5	$8,991.2
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
As of December 31, 2022, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

Insurance Litigation

During the nine months ended December 31, 2021, the Company settled with all of the insurers in its previous lawsuits related to insurance reimbursements associated with its previous Starz shareholder litigation settlement, which resulted in a net settlement amount received by the Company of $22.7 million in the nine months ended December 31, 2021, which is included in the “interest and other income” line item on the unaudited condensed consolidated statements of operations.

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
As of December 31, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 33 months from December 31, 2022):

December 31, 2022
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	24.0	GBP	in exchange for	$27.0	0.89	GBP
Czech Koruna	461.6	CZK	in exchange for	$18.6	24.78	CZK
Euro	14.4	EUR	in exchange for	$10.0	1.45	EUR
Canadian Dollar	27.3	CAD	in exchange for	$19.6	1.39	CAD
Polish Zloty	8.0	PLN	in exchange for	$1.8	4.49	PLN

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

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to a financing component (debt host) on a portion of our previously outstanding interest rate swaps (see Terminated Swaps, Designated Cash Flow Hedges at March 31, 2022 table below), the cash flows related to these contracts are classified as financing activities through the date of termination.

May 2022 Transactions: In May 2022, the Company terminated certain of its interest rate swap contracts with effective dates of May 19, 2020, June 15, 2020 and August 14, 2020, (the "Terminated Swaps"), as presented in the Terminated Swaps tables below. As a result of the terminations, the Company received approximately $56.4 million. Simultaneously with the termination of the Terminated Swaps, the Company re-designated all other swaps previously not designated (i.e., swaps with effective dates of May 23, 2018, June 25, 2018, July 31, 2018 and December 24, 2018 (the "Re-designated Swaps")) as cash flow hedges of variable rate debt with an aggregate notional amount of $1.4 billion, as presented in the Designated Cash Flow Hedges table below. In addition to the $1.4 billion Re-designated Swaps, the Company also has $300.0 million of other interest rate swaps designated as cash flow hedges as of December 31, 2022. Accordingly, at December 31, 2022, the Company has a total of $1.7 billion of interest rate swaps designated as cash flow hedges (see Designated Cash Flow Hedges table below).

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
(2)These pay-fixed interest rate swaps were considered hybrid instruments with a financing component (debt host) and an embedded at-market derivative that was designated as a cash flow hedge.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges. As of December 31, 2022, the Company had the following pay-fixed interest rate swaps which have been designated as cash flow hedges outstanding (all related to the Company's LIBOR-based debt, see Note 6 and Note 7):

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

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain recognized in accumulated other comprehensive income (loss)	$2.7	$1.0	$4.4	$1.2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.6)	$1.0	$(0.7)	$0.6
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$6.5	$8.3	$87.8	$(21.4)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$3.6	$(4.2)	$(5.7)	$(11.5)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(2.1)	$(8.5)	$(9.9)	$(25.5)

Total direct operating expense on consolidated statements of operations	$584.7	$517.9	$1,744.7	$1,487.2
Total interest expense on consolidated statements of operations	$59.6	$44.4	$163.0	$130.0

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar instruments (see Note 8). The portion of the swaps reflecting the financing component (debt host) of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of December 31, 2022, there were no swaps outstanding that were subject to a master netting arrangement. As of March 31, 2022, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $169.6 million and $147.3 million, respectively, resulting in an asset recorded in other assets - non-current of $32.0 million and a liability recorded in other liabilities - non-current of $9.8 million.
As of December 31, 2022 and March 31, 2022, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	December 31, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$13.2	$—	$4.3	$—
Interest rate swaps	—	54.8	—	—
Fair value of derivatives	$13.2	$54.8	$4.3	$—

	March 31, 2022
	Other Current Assets	Other Non-Current Assets	Accounts Payable and Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$3.5	$—	$2.8	$—
Interest rate swaps	—	109.1	—	(39.4)
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(77.1)	—	56.8
Fair value of derivatives	$3.5	32.0	$2.8	17.4
________________
(1)Includes $88.1 million and $46.0 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element (debt host) of certain hybrid instruments, which was offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2022.
As of December 31, 2022, based on the current release schedule, the Company estimates approximately $3.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending December 31, 2023.
As of December 31, 2022, the Company estimates approximately $25.7 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at December 31, 2022 and March 31, 2022. At December 31, 2022 and March 31, 2022, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Facility.

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Cash and cash equivalents	$425.4	$371.2
Restricted cash included in other current assets	30.4	13.4
Restricted cash included in other non-current assets	15.2	—
Total cash, cash equivalents and restricted cash	$471.0	$384.6

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$58.5	$62.5
Restricted cash	30.4	13.4
Contract assets	57.7	40.5
Tax credits receivable	146.7	128.3
	$293.3	$244.7
Other non-current assets
Prepaid expenses and other	$8.2	$10.5
Restricted cash	15.2	—
Accounts receivable	25.1	39.0
Contract assets	5.3	9.3
Tax credits receivable	335.8	316.1
Operating lease right-of-use assets	167.5	170.7
Interest rate swap assets	54.8	32.0
	$611.9	$577.6

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2022 and 2021.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$404.5	$336.2	$1,075.3	$1,083.9
Net cash proceeds received	394.5	334.2	1,056.5	1,077.6
Loss recorded related to transfers of receivables	10.0	2.1	18.8	6.2

At December 31, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $522.5 million (March 31, 2022 - $460.5 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in September 2022, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires July 31, 2023. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $54.3 million as of December 31, 2022 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$57.3	$20.4	$156.0	$111.8
Less amounts from collections reinvested under revolving agreement	(33.3)	(12.1)	(83.3)	(76.0)
Proceeds from new transfers	24.0	8.3	72.7	35.8
Collections not reinvested and remitted or to be remitted	(24.2)	(10.8)	(48.0)	(44.4)
Net cash proceeds received (paid or to be paid)(1)	$(0.2)	$(2.5)	$24.7	$(8.6)

Carrying value of receivables transferred and derecognized (2)	$57.0	$20.3	$154.2	$110.9
Obligations recorded	$1.0	$—	$4.4	$0.9
Loss recorded related to transfers of receivables	$0.7	$(0.1)	$2.6	$—
___________________
(1)In addition, during the three and nine months ended December 31, 2022, the Company repurchased $6.5 million and $27.4 million, respectively, of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program (three and nine months ended December 31, 2021 - the Company repurchased $25.5 million of receivables previously transferred).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At December 31, 2022, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $76.7 million (March 31, 2022 - $79.5 million).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax:

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2022	$(19.7)	$49.0	$29.3
Other comprehensive income (loss)	(3.4)	92.2	88.8
Reclassifications to net loss(1)	—	16.3	16.3
December 31, 2022	$(23.1)	$157.5	$134.4

March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive loss	(1.2)	(20.2)	(21.4)
Reclassifications to net loss(1)	—	36.4	36.4
December 31, 2021	$(16.3)	$(52.0)	$(68.3)
___________________
(1)Represents a loss of $0.7 million included in direct operating expense and a loss of $15.6 million included in interest expense on the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2022 (nine months ended December 31, 2021 - gain of $0.6 million included in direct operating expense and loss of $37.0 million included in interest expense) (see Note 17).

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended December 31, 2022 and 2021 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing activities for the nine months ended December 31, 2022 and 2021. The supplemental schedule of non-cash investing activities is presented below:

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
We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in changes in future release dates for some titles and series). Although film and television production have generally resumed in full, disruption of production activities could occur again, depending on local circumstances. Additionally, although theaters have generally reopened, a shift in government mandates or guidance regarding COVID-19 restrictions may impact patronage and theater capacity going forward. Moreover, we are unable to predict patronage and theater capacity going forward.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions occur or may continue, which will, in turn, depend on the currently unknowable duration and severity of any impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and its variants, and individuals’ and companies’ risk tolerance regarding health matters going forward. The full extent of the impacts related to COVID-19 and its variants on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the SEC on May 26, 2022, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.

In connection with the disruptions associated with the COVID-19 global pandemic and measures to prevent its spread and mitigate its effects both domestically and internationally, and the related economic disruption, certain incremental costs were incurred and expensed, as presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(1.8)	$(2.8)	$(8.8)	$(2.3)
Distribution and marketing expense	—	—	—	0.3
Restructuring and other(2)	—	0.2	0.1	0.9
Total COVID-19 related charges (benefit)	$(1.8)	$(2.6)	$(8.7)	$(1.1)
___________
(1)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries of $2.8 million and $10.7 million, respectively, in the three and nine months ended December 31, 2022 (three and nine months ended December 31, 2021 - insurance recoveries of $5.0 million and $13.6 million, respectively). In the three and nine months ended December 31, 2022 and 2021, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
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
There are a number of ways in which these uncertainties resulting from COVID-19 and its variants have impacted our current results of operations and could continue to impact our future results of operations. These impacts include the incremental costs and losses presented in the table above, lower revenues from the closure or reopening of movie theaters and postponement of theatrical releases, partially offset by lower theatrical production and marketing costs, or lower box office revenues from pre-pandemic levels due to shifts in viewing; increased expenses associated with new health and safety protocols on motion picture and television productions; changes in the timing of revenues for motion pictures and television productions associated with delays in production, delivery and/or release; and while STARZ initially experienced an increase in viewership during the fiscal year ended March 31, 2021 of its content, future growth could be impacted by whether productions that have resumed will be paused again, and future consumer viewing patterns as the pandemic eases.
Media Networks Restructuring and Goodwill Impairment
Media Networks Restructuring. For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan).
For the third quarter ended December 31, 2022, due to the continuing macro and micro economic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in the three and nine months ended December 31, 2022 of $80.8 million and $293.8 million, respectively. The Company also incurred severance cost under these restructuring initiatives. These charges are included in restructuring and other in the unaudited condensed consolidated statement of operations (see Note 14 to our unaudited condensed consolidated financial statements).
The Company is in the process of executing its LIONSGATE+ restructuring plan including exiting the territories discussed above and its strategic review of content performance for consideration of removal from the Company's various platforms and estimates it will incur additional charges ranging from approximately $100 million to $125 million related to certain contractual content commitments or programming content impairment charges, among other items, as the Company fully implements the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $75 million to $100 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the nine months ended December 31, 2022, approximately $85 million reflects the remaining amounts payable for this content. As the Company continues to fully implement the plan, including further strategic review of content performance, the Company may incur additional content impairment charges beyond the estimates provided. The Company expects the restructuring plan to be substantially completed by March 31, 2023.
Goodwill Impairment. The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks reporting unit in the second quarter ended September 30, 2022. See Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 5 to our unaudited condensed consolidated financial statements for further information.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2022 and 2021.

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
General and administration expenses include salaries and other overhead. Corporate general and administrative expenses include corporate executive costs, costs of maintaining corporate facilities and common administrative support functions.

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
For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the our growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan).
For the third quarter ended December 31, 2022, due to the continuing macro and micro economic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in the three and nine months ended December 31, 2022 of $80.8 million and $293.8 million, respectively. These charges are included in restructuring and other in the unaudited condensed consolidated statement of operations (see Note 3 and Note 14 to our unaudited condensed consolidated financial statements).
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
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as "Packaged Media", in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). We estimate reserves for Packaged Media returns based on previous returns experience, point-of-sale data available from certain retailers, current economic trends, and projected future sales of the title to the consumer based on the actual performance of similar titles on a title-by-title basis in each of the Packaged Media businesses. Factors affecting actual returns include, among other factors, limited retail shelf space at various times of the year, success of advertising or other sales promotions, and the near term release of competing titles. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future. Our estimate of future returns affects reported revenue and operating income. If we underestimate the impact of future returns in a particular period, then we may record less revenue in later periods when returns exceed the estimated amounts. If we overestimate the impact of future returns in a particular period, then we may record additional revenue in later periods when returns are less than estimated. An incremental change of 1% in our estimated sales returns rate (i.e., provisions for returns divided by gross sales of related product) for home entertainment products would have had an impact of approximately $0.3 million and $0.9 million, respectively, on our total revenue in the three and nine months ended December 31, 2022 (three and nine months ended December 31, 2021 - $0.5 million and $1.4 million, respectively).
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
Goodwill and Indefinite-Lived Intangibles. At December 31, 2022, the carrying value of goodwill and indefinite-lived intangible assets was $1.29 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2022, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $493.9 million, net of $1.475 billion impairment recorded in the second quarter ended September

30, 2022, as discussed further below), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
During the second quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began implementing a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of our common shares had declined significantly through September 30, 2022. Accordingly, for the second quarter ended September 30, 2022, we updated our quantitative impairment assessment for all of our reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 13.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units exceeded the carrying values for all of our reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter ended September 30, 2022, related to our Media Networks reporting unit goodwill, which is recorded as a separate line item "goodwill impairment" in the unaudited condensed consolidated statement of operations (see Note 5 to the unaudited condensed consolidated financial statements). Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continues to be considered "at risk" of impairment.
During the third quarter ended December 31, 2022, we performed a qualitative goodwill impairment assessment for all reporting units which considered the continuing micro and macroeconomic environment, industry considerations, reporting unit performance and updated forecasts, and determined that since the prior quarter's quantitative assessment, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, no quantitative goodwill impairment analysis was performed.
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
During the second quarter ended September, 2022, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. Based on the quantitative impairment assessment of our trade names, we concluded that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment.
During the third quarter ended December 31, 2022, there were no events or circumstances that would indicate that it is more-likely-than-not that the fair value of our indefinite-lived trade names is less than its carrying value.
Finite-Lived Intangible Assets. At December 31, 2022, the carrying value of our finite-lived intangible assets was approximately $1.09 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.08 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
During the second quarter ended September 30, 2022, due to the events and their impact discussed above related to our Media Networks reporting unit, we updated our impairment analysis of our amortizable intangible assets. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
During the third quarter ended December 31, 2022, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$288.8	$275.3	$13.5	4.9%
Television Production	605.4	438.6	166.8	38.0%
Total Studio Business	894.2	713.9	180.3	25.3%
Media Networks	380.3	388.9	(8.6)	(2.2)%
Intersegment eliminations	(274.4)	(217.4)	(57.0)	26.2%
Total revenues	1,000.1	885.4	114.7	13.0%
Expenses:
Direct operating	584.7	517.9	66.8	12.9%
Distribution and marketing	171.0	198.9	(27.9)	(14.0)%
General and administration	115.0	112.5	2.5	2.2%
Depreciation and amortization	46.3	46.3	—	—%
Restructuring and other	75.3	0.5	74.8	nm
Total expenses	992.3	876.1	116.2	13.3%
Operating income	7.8	9.3	(1.5)	(16.1)%
Interest expense	(59.6)	(44.4)	(15.2)	34.2%
Interest and other income	1.7	1.4	0.3	21.4%
Other expense	(10.7)	(1.9)	(8.8)	nm
Gain (loss) on extinguishment of debt	38.2	(1.1)	39.3	nm
Gain (loss) on investments	43.4	(0.2)	43.6	nm
Equity interests income (loss)	—	(2.5)	2.5	(100.0)%
Income (loss) before income taxes	20.8	(39.4)	60.2	nm
Income tax provision	(5.6)	(9.5)	3.9	(41.1)%
Net income (loss)	15.2	(48.9)	64.1	nm
Less: Net loss attributable to noncontrolling interest	1.4	3.3	(1.9)	(57.6)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$16.6	$(45.6)	$62.2	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $114.7 million in the three months ended December 31, 2022 reflecting an increase of $180.3 million from our Studio Business offset by increased intersegment eliminations of $57.0 million and a decrease of $8.6 million from our Media Networks business. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment as discussed below) to the Media Networks segment.
Motion Picture revenue increased $13.5 million in the current quarter due primarily to higher digital home entertainment revenue and theatrical revenue, offset by lower television revenue and packaged media home entertainment revenue. Motion Picture revenue included $16.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing a decrease of $12.0 million from the three months ended December 31, 2021.
Television Production revenue increased $166.8 million due to increased digital home entertainment revenue, increased domestic television revenue from higher intersegment revenues from the licensing of Starz original series, and increased international revenue. Television Production revenue included $258.2 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $69.0 million from the three months ended December 31, 2021.
The increase in Television Production revenue was partially offset by increased intersegment eliminations associated with higher Television Production revenues for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment.
Media Networks revenue decreased $8.6 million reflecting a decrease of $20.8 million at Starz Network, partially offset by increased revenue at LIONSGATE+ of $12.2 million.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business:
Motion Picture	$131.8	45.6%	$118.4	43.0%	$13.4	11.3%
Television Production	515.5	85.2	402.4	91.7	113.1	28.1%
Total Studio Business	647.3	72.4	520.8	73.0	126.5	24.3%
Media Networks	204.7	53.8	215.0	55.3	(10.3)	(4.8)%
COVID-19 related charges (benefit)	(1.8)	nm	(2.8)	nm	1.0	nm
Other	0.5	nm	0.4	nm	0.1	nm
Intersegment eliminations	(266.0)	nm	(215.5)	nm	(50.5)	nm
	$584.7	58.5%	$517.9	58.5%	$66.8	12.9%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended December 31, 2022 due to higher direct operating expenses of our Studio Business partially offset by lower direct operating expenses of our Media Networks segment. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to higher revenues from Television Production, and to a lesser extent, higher direct operating expenses of the Motion Picture segment. The decrease in Media Networks direct operating expense was driven by a decrease at LIONSGATE+ of $14.7 million due to lower programming cost amortization and a benefit from foreign currency gains, partially offset by an increase at Starz Networks of $4.4 million. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In the three months ended December 31, 2022, direct operating expense included a benefit of $1.8 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (three months ended December 31, 2021 - benefit of $2.8 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of new variants which may result in disruptions to our operations. We are in the process of seeking additional insurance recovery for some of the costs already incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expense includes share-based compensation, and the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$60.0	$66.7	$(6.7)	(10.0)%
Television Production	7.6	7.6	—	—%
Total Studio Business	67.6	74.3	(6.7)	(9.0)%
Media Networks	103.2	124.4	(21.2)	(17.0)%
Other	0.2	0.2	—	—%
	$171.0	$198.9	$(27.9)	(14.0)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$27.7	$35.0	$(7.3)	(20.9)%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses decreased in the three months ended December 31, 2022, due to lower Media Networks distribution and marketing expense, and lower Studio Business distribution and marketing expense. The decrease in Media Networks distribution and marketing expense was due to a decrease at Starz Networks of $14.7 million resulting from lower advertising purchased in the current year quarter and lower media spend for our Starz Originals, and a decrease at LIONSGATE+ of $6.5 million from the elimination of advertising and marketing activities in the exited international territories due to the restructuring of LIONSGATE+. The decrease at the Studio Business reflects lower Motion Picture theatrical P&A and Premium VOD expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business:
Motion Picture	$20.5		$22.7		$(2.2)	(9.7)%
Television Production	10.8		9.3		1.5	16.1%
Total Studio Business	31.3		32.0		(0.7)	(2.2)%
Media Networks	22.9		21.0		1.9	9.0%
Corporate	21.3		21.8		(0.5)	(2.3)%
	75.5	7.5%	74.8	8.4%	0.7	0.9%
Share-based compensation expense	22.6		22.0		0.6	2.7%
Purchase accounting and related adjustments	16.9		15.7		1.2	7.6%
Total general and administrative expenses	$115.0	11.5%	$112.5	12.7%	$2.5	2.2%

General and administrative expenses increased slightly in the three months ended December 31, 2022, resulting from increased Media Networks and Television Production general and administrative expenses, purchase accounting and related adjustments and share-based compensation expense, partially offset by lower Motion Picture and corporate general and administrative expense. See further discussion in the Segment Results of Operations section below.
Share-based compensation expense included in general and administrative expense in the three months ended December 31, 2022 is comparable to the three months ended December 31, 2021 The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$22.6	$22.0
Restructuring and other(1)	1.5	—
Direct operating expense	0.5	0.4
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$24.8	$22.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $1.2 million, or 7.6%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $46.3 million in the three months ended December 31, 2022 was comparable to depreciation and amortization of $46.3 million in the three months ended December 31, 2021.
Restructuring and Other. Restructuring and other increased $74.8 million in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2022 and 2021 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$80.8	$—	$80.8	n/a
Severance(2)
Cash	2.4	—	2.4	n/a
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	1.5	—	1.5	n/a
	3.9	—	3.9	n/a
COVID-19 related charges(3)	—	0.2	(0.2)	(100.0)%
Transaction and other costs (benefits)(4)	(9.4)	0.3	(9.7)	nm
	$75.3	$0.5	$74.8	nm
_______________________
nm - Percentage not meaningful.
(1)Media Networks Restructuring: For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions, and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks segment in the second quarter ended September 30, 2022, as discussed in Note 5 to our unaudited condensed consolidated financial statements.

For the third quarter ended December 31, 2022, due to the continuing macro and microeconomic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

As a result of these restructuring initiatives, we recorded content impairment charges associated with impairment of programming related to the territories being exited and individual content abandonment upon removal of certain titles from the Starz platforms related to the Media Networks segment in the three months ended December 31, 2022 of $80.8 million.

We are in the process of executing our LIONSGATE+ restructuring plan including exiting the territories discussed above and our strategic review of content performance for consideration of removal from our various platforms and estimate we will incur additional charges ranging from approximately $100 million to $125 million related to certain contractual content commitments or programming content impairment charges, among other items, as we fully implement the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $75 million to $100 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the nine months ended December 31, 2022, approximately $85 million reflects the remaining amounts payable for this content. As we continue to fully implement the plan, including further strategic review of content performance, we may incur additional content impairment charges beyond the estimates provided. We expect the restructuring plan to be substantially completed by March 31, 2023.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives.

(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs in the three months ended December 31, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the three months ended December 31, 2022, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Interest Expense. Interest expense of $59.6 million for the three months ended December 31, 2022 increased $15.2 million, from $44.4 million in the three months ended December 31, 2021. The following table sets forth the components of interest expense for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$2.9	$1.4
Term loans	18.5	8.1
Senior Notes	13.0	13.9
Other(1)	18.9	8.1
	53.3	31.5
Amortization of debt issuance costs and other non-cash interest(2)	6.3	12.9
Total interest expense	$59.6	$44.4
_______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements) and interest payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other).
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
Interest and Other Income. Interest and other income of $1.7 million for the three months ended December 31, 2022 compared to interest and other income of $1.4 million for the three months ended December 31, 2021.
Other Expense. Other expense of $10.7 million for the three months ended December 31, 2022 compared to other expense of $1.9 million for the three months ended December 31, 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $38.2 million for the three months ended December 31, 2022 represented a gain associated with the 5.500% Senior Notes repurchased at a discount in the current quarter, partially offset by the write-off of debt issuance costs. This compared to a loss on extinguishment of debt of $1.1 million in the three months ended December 31, 2021 related to the write-off of debt issuance costs associated with the termination of a portion of our revolving credit commitments. See Note 6 to our unaudited condensed consolidated financial statements.
Gain (Loss) on Investments. Gain on investments of $43.4 million for the three months ended December 31, 2022 represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia, compared to a loss on investments of $0.2 million for the three months ended December 31, 2021.
Equity Interests Income (Loss). Equity interests income of nil in the three months ended December 31, 2022 compared to equity interests loss of $2.5 million in the three months ended December 31, 2021.

Income Tax Provision. We had an income tax provision of $5.6 million in the three months ended December 31, 2022, compared to an income tax provision of $9.5 million in the three months ended December 31, 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended December 31, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax provision for the three months ended December 31, 2021 was also impacted by additional uncertain tax benefits related to state income taxes identified during state tax audits.

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net income attributable to our shareholders for the three months ended December 31, 2022 was $16.6 million, or basic net income per common share of $0.07 on 228.8 million weighted average common shares outstanding and diluted net income per common share of $0.07 on 230.1 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2021 of $45.6 million, or basic and diluted net loss per common share of $0.20 on 225.0 million weighted average common shares outstanding.

Segment Results of Operations
The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results, and exclude items separately identified in the restructuring and other line item in the unaudited condensed consolidated statements of operations.
The Company's primary measure of segment performance is segment profit. See Note 15 to the unaudited condensed consolidated financial statements for our definition of segment profit and a reconciliation of segment profit to the Company's consolidated income (loss) before income taxes.

Segment Presentation
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues, gross contribution and segment profit of our collective Studio Business and Media Networks segment.

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$288.8	$275.3	$13.5	4.9%
Television Production	605.4	438.6	166.8	38.0%
Total Studio Business	$894.2	$713.9	$180.3	25.3%
Media Networks	380.3	388.9	(8.6)	(2.2)%
Intersegment eliminations	(274.4)	(217.4)	(57.0)	26.2%
	$1,000.1	$885.4	$114.7	13.0%
Gross Contribution
Studio Business
Motion Picture	$97.0	$90.2	$6.8	7.5%
Television Production	82.3	28.6	53.7	187.8%
Total Studio Business	$179.3	$118.8	$60.5	50.9%
Media Networks	72.4	49.5	22.9	46.3%
Intersegment eliminations	(8.4)	(1.9)	(6.5)	nm
	$243.3	$166.4	$76.9	46.2%
Segment Profit
Studio Business
Motion Picture	$76.5	$67.5	$9.0	13.3%
Television Production	71.5	19.3	52.2	270.5%
Total Studio Business	$148.0	$86.8	$61.2	70.5%
Media Networks	49.5	28.5	21.0	73.7%
Intersegment eliminations	(8.4)	(1.9)	(6.5)	nm
	$189.1	$113.4	$75.7	66.8%
_______________________
nm - Percentage not meaningful.
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$288.8	$275.3	$13.5	4.9%
Expenses:
Direct operating expense	131.8	118.4	13.4	11.3%
Distribution & marketing expense	60.0	66.7	(6.7)	(10.0)%
Gross contribution	97.0	90.2	6.8	7.5%
General and administrative expenses	20.5	22.7	(2.2)	(9.7)%
Segment profit	$76.5	$67.5	$9.0	13.3%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$27.7	$35.0	$(7.3)	(20.9)%

Direct operating expense as a percentage of revenue	45.6%	43.0%

Gross contribution as a percentage of revenue	33.6%	32.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022			2021(1)			Total Increase (Decrease)
	Lionsgate Original Releases(2)	Other Film(3)	Total	Lionsgate Original Releases(2)	Other Film(3)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$9.5	$2.2	$11.7	$5.7	$—	$5.7	$6.0
Home Entertainment
Digital Media	107.7	39.7	147.4	71.0	42.6	113.6	33.8
Packaged Media	8.2	11.1	19.3	16.1	15.2	31.3	(12.0)
Total Home Entertainment	115.9	50.8	166.7	87.1	57.8	144.9	21.8
Television	37.6	9.4	47.0	54.8	13.3	68.1	(21.1)
International	41.2	14.1	55.3	38.8	13.6	52.4	2.9
Other	5.4	2.7	8.1	2.6	1.6	4.2	3.9
	$209.6	$79.2	$288.8	$189.0	$86.3	$275.3	$13.5
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for the three months ended December 31, 2021 have been conformed to the current period presentation.
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

Theatrical revenue increased $6.0 million in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 due to an increase of $3.8 million from Lionsgate Original Releases including the release of Prey for the Devil in the current quarter.

Home entertainment revenue increased $21.8 million, or 15.0%, in the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, due to higher digital media revenue of $33.8 million, and lower packaged media revenue of $12.0 million driven by Lionsgate Original Releases. The increase in digital media revenue was due to an increase of $36.7 million from Lionsgate Original Releases driven by the license of Shotgun Wedding to a direct-to-streaming platform in the current quarter. The decrease in packaged media revenue was due to a decrease of $7.9 million from Lionsgate Original Releases due to lower revenue from our fiscal 2022 and prior theatrical slates.
Television revenue decreased $21.1 million, or 31.0%, in the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, due to a decrease from Lionsgate Original Releases of $17.2 million due to fewer television windows opening for our theatrical slate titles than in the prior year's quarter. In particular, the current quarter included revenue from The Unbearable Weight of Massive Talent (a fiscal 2023 theatrical release), as compared to revenue from Voyagers and Spiral (both fiscal 2022 theatrical releases) in the prior year's quarter.
International revenue increased $2.9 million, or 5.5%, in the three months ended December 31, 2022, as compared to the three months ended December 31, 2021.

Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue and a slight increase in direct operating expense as a percent of motion picture revenue in the current quarter. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, including higher expense related to direct-to-platform Lionsgate Original Releases (which require less marketing cost and generally carry less risk, and thus the film cost is higher as a percentage of revenue), which was partially offset by a benefit of $4.7 million from foreign currency gains. Investment in film write-downs included in Motion Picture segment direct operating expense were approximately $0.6 million in the three months ended December 31, 2022, compared to approximately $1.1 million in the three months ended December 31, 2021.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended December 31, 2022 is due to lower theatrical P&A and Premium VOD expense for releases in the current quarter, partially offset by increased theatrical P&A and Premium VOD expense for films to be released in subsequent quarters. In the three months ended December 31, 2022, approximately $15.5 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $7.2 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2022 increased as compared to the three months ended December 31, 2021, due to higher Motion Picture revenue and lower distribution and marketing expense, partially offset by higher direct operating expense as a percentage of motion picture revenue.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $2.2 million, or 9.7% primarily due to a decrease in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$605.4	$438.6	$166.8	38.0%
Expenses:
Direct operating expense	515.5	402.4	113.1	28.1%
Distribution & marketing expense	7.6	7.6	—	—%
Gross contribution	82.3	28.6	53.7	187.8%
General and administrative expenses	10.8	9.3	1.5	16.1%
Segment profit	$71.5	$19.3	$52.2	270.5%

Direct operating expense as a percentage of revenue	85.2%	91.7%

Gross contribution as a percentage of revenue	13.6%	6.5%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$377.5	$340.4	$37.1	10.9%
International	65.7	55.8	9.9	17.7%
Home Entertainment
Digital	131.2	12.8	118.4	nm
Packaged Media	1.3	1.7	(0.4)	(23.5)%
Total Home Entertainment	132.5	14.5	118.0	nm
Other	29.7	27.9	1.8	6.5%
	$605.4	$438.6	$166.8	38.0%
_______________________
nm - Percentage not meaningful.
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to an increase of $49.7 million from intersegment revenues from the licensing of Starz original series (Heels Season 2, Power Book IV: Force - Season 2, Hightown - Season 3, and Power Book II: Ghost - Season 3, among others) to Starz Networks, partially offset by lower revenue from reality television programs.
International revenue in the three months ended December 31, 2022 increased $9.9 million, or 17.7%, due to an increase of $9.3 million from intersegment revenues from the licensing of Starz original series (Heels Season 2, Power Book IV: Force - Season 2, Nacho - Season 1, among others) to LIONSGATE+.

Home entertainment revenue in the three months ended December 31, 2022 increased $118.0 million due to digital media revenue from Schitt's Creek Seasons 1 to 6 from the license to a streaming platform, and Nashville Seasons 1 to 6 in the current quarter.
Other revenue increased $1.8 million in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, and primarily includes revenue of 3 Arts Entertainment which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2022 increased $113.1 million, or 28.1% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and this quarter the decrease in direct operating expense as a percentage of revenue was related to the timing of the licensing of higher margin library and acquired titles.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2022 increased as compared to the three months ended December 31, 2021, due to increased television production revenue, offset by increased television production direct operating expense.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.5 million, or 16.1%, primarily due to an increase in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2022 and 2021.

	Three Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$380.3	$388.9	$(8.6)	(2.2)%
Expenses:
Direct operating expense	204.7	215.0	(10.3)	(4.8)%
Distribution & marketing expense	103.2	124.4	(21.2)	(17.0)%
Gross contribution	72.4	49.5	22.9	46.3%
General and administrative expenses	22.9	21.0	1.9	9.0%
Segment profit	$49.5	$28.5	$21.0	73.7%

Direct operating expense as a percentage of revenue	53.8%	55.3%

Gross contribution as a percentage of revenue	19.0%	12.7%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$341.7	$38.6	$380.3	$362.5	$26.4	$388.9
Expenses:
Direct operating expense	182.1	22.6	204.7	177.7	37.3	215.0
Distribution & marketing expense	84.9	18.3	103.2	99.6	24.8	124.4
Gross contribution	74.7	(2.3)	72.4	85.2	(35.7)	49.5
General and administrative expenses	16.6	6.3	22.9	14.8	6.2	21.0
Segment profit	$58.1	$(8.6)	$49.5	$70.4	$(41.9)	$28.5

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

	December 31,	December 31,
	2022	2021
	(Amounts in millions)
Starz Domestic
Linear Subscribers	8.3	9.9
OTT Subscribers	11.6	11.0
Total	19.9	20.9
LIONSGATE+
Linear Subscribers	1.9	1.8
OTT Subscribers(1)	13.3	6.7
Total	15.2	8.5
Total Starz
Linear Subscribers	10.2	11.7
OTT Subscribers(1)	24.9	17.7
Total Starz	35.1	29.4
STARZPLAY Arabia(2)	2.1	2.0
Total Domestic and International Subscribers(2)	37.2	31.4

Subscribers by Platform:
Linear Subscribers	10.2	11.7
OTT Subscribers(1)(3)	27.0	19.7
Total Global Subscribers	37.2	31.4
___________________
(1)Includes OTT subscribers totaling 8.5 million at December 31, 2022 and 3.5 million at December 31, 2021 for the international territories being exited.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue decreased $8.6 million reflecting a decrease of $20.8 million at Starz Networks, partially offset by increased revenue at LIONSGATE+ of $12.2 million as a result of subscriber and revenue growth in the international territories. Starz Networks' revenue decreased as a result of declines in revenue of $39.9 million from traditional linear services, which were partially offset by higher OTT revenue of $18.9 million resulting from increased subscriptions. As previously announced in November 2022, LIONSGATE+ will exit its service in France, Germany, Italy, Spain, Benelux, the Nordics and Japan (which we also refer to as the "exited territories") by the end of the fiscal year ended March 31, 2023. Revenue for these territories was approximately $10.4 million for the three months ended December 31, 2022.
During the three months ended December 31, 2022 and 2021, the following original series premiered on STARZ:

Three Months Ended December 31, 2022		Three Months Ended December 31, 2021(1)
Title	Premiere Date	Title	Premiere Date
Step Up Season 3	October 16, 2022	Hightown Season 2	October 17, 2021
Dangerous Liaisons Season 1	November 6, 2022	Power Book II: Ghost Season 2	November 21, 2021
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
The decrease in Media Networks direct operating expenses is due to a decrease at LIONSGATE+ of $14.7 million, partially offset by an increase at Starz Networks of $4.4 million in the three months ended December 31, 2022. Direct operating expenses at LIONSGATE+ decreased primarily as a result of lower programming cost amortization of approximately $7.2 million resulting from the impairment write-downs of programming in the exited territories during the second quarter ended September 30, 2022, and a benefit of approximately $7.4 million from foreign currency gains. The increase in Starz Networks direct operating expense was primarily due to higher programming amortization of $8.2 million related to theatrical releases under our output agreements, partially offset by lower programming cost amortization from Starz Originals of $3.3 million, and other decreases in direct operating expenses.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $14.7 million at Starz Networks and $6.5 million at LIONSGATE+. Starz Networks distribution and marketing expense decreased as a result of lower overall spend for advertising purchased in the current year quarter and lower media spend for our Starz Originals' premieres. The decrease in LIONSGATE+ distribution and marketing expense is due to the elimination of advertising and marketing activities in the exited territories.
Gross Contribution. The increase in gross contribution compared to the three months ended December 31, 2021 was due to an decrease in negative gross contribution at LIONSGATE+ of $33.4 million due to higher revenue and lower direct operating expense. This increase was partially offset by a decrease in gross contribution at Starz Networks of $10.5 million, due to lower revenue and higher direct operating expense, all as described above. The decrease in the negative gross contribution at LIONSGATE+ is due to a reduction in expenses for the exited territories, which also benefited the gross margin. The gross contribution for the exited territories was not significant for the three months ended December 31, 2022.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2022 increased slightly from the prior year's quarter, due to increases of $1.8 million at Starz Networks, and $0.1 million at LIONSGATE+.

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$791.6	$897.3	$(105.7)	(11.8)%
Television Production	1,468.6	1,160.8	307.8	26.5%
Total Studio Business	2,260.2	2,058.1	202.1	9.8%
Media Networks	1,157.5	1,155.9	1.6	0.1%
Intersegment eliminations	(648.6)	(539.6)	(109.0)	20.2%
Total revenues	2,769.1	2,674.4	94.7	3.5%
Expenses:
Direct operating	1,744.7	1,487.2	257.5	17.3%
Distribution and marketing	567.1	633.4	(66.3)	(10.5)%
General and administration	340.0	353.1	(13.1)	(3.7)%
Depreciation and amortization	133.9	134.1	(0.2)	(0.1)%
Restructuring and other	316.5	7.2	309.3	nm
Goodwill impairment	1,475.0	—	1,475.0	n/a
Total expenses	4,577.2	2,615.0	1,962.2	75.0%
Operating income (loss)	(1,808.1)	59.4	(1,867.5)	nm
Interest expense	(163.0)	(130.0)	(33.0)	25.4%
Interest and other income	4.8	29.4	(24.6)	(83.7)%
Other expense	(21.1)	(6.2)	(14.9)	240.3%
Gain (loss) on extinguishment of debt	40.3	(28.2)	68.5	nm
Gain on investments	42.1	1.2	40.9	nm
Equity interests income (loss)	0.8	(1.4)	2.2	(157.1)%
Loss before income taxes	(1,904.2)	(75.8)	(1,828.4)	nm
Income tax provision	(16.6)	(21.6)	5.0	(23.1)%
Net loss	(1,920.8)	(97.4)	(1,823.4)	nm
Less: Net loss attributable to noncontrolling interest	7.3	13.9	(6.6)	(47.5)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,913.5)	$(83.5)	$(1,830.0)	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $94.7 million in the nine months ended December 31, 2022 reflecting an increase of $202.1 million from our Studio Business offset by increased intersegment eliminations of $109.0 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment.
Motion Picture revenue decreased $105.7 million in the current period due to lower television, packaged media home entertainment, theatrical and international revenue, partially offset by higher digital media home entertainment and other revenue. Motion Picture revenue included $30.0 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing a decrease of $5.4 million from the nine months ended December 31, 2021.
Television Production revenue increased $307.8 million due to increased digital home entertainment revenue, increased domestic television revenue from a greater number of television episodes delivered, including increased intersegment revenues from the licensing of Starz original series, and increased international and other revenue. Television Production revenue included $618.6 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $114.4 million from the nine months ended December 31, 2021.
Media Networks revenue increased $1.6 million reflecting increased revenue at LIONSGATE+ of $32.1 million, partially offset by a decrease of $30.5 million at Starz Networks.
The increase in intersegment eliminations is primarily associated with higher Television Production revenues for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022		2021		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$379.6	48.0%	$398.5	44.4%	$(18.9)	(4.7)%
Television Production	1,306.1	88.9	1,058.1	91.2	248.0	23.4%
Total Studio Business	1,685.7	74.6	1,456.6	70.8	229.1	15.7%
Media Networks	677.0	58.5	574.8	49.7	102.2	17.8%
COVID-19 related charges (benefit)	(8.8)	nm	(2.3)	nm	(6.5)	nm
Other	9.1	nm	1.4	nm	7.7	nm
Intersegment eliminations	(618.3)	nm	(543.3)	nm	(75.0)	13.8%
	$1,744.7	63.0%	$1,487.2	55.6%	$257.5	17.3%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the nine months ended December 31, 2022 due to higher direct operating expenses of our Studio Business and the Media Networks segment, partially offset by higher intersegment eliminations. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to higher revenues from Television Production, partially offset by lower direct operating expenses of the Motion Picture segment due to lower revenues. The increase in Media Networks direct operating expense was driven by increases at Starz Networks of $86.1 million and LIONSGATE+ of $16.1 million due to higher programming cost amortization, and foreign currency fluctuations at LIONSGATE+ related to the strengthening U.S. dollar. The increase in intersegment eliminations is due to increased revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In the nine months ended December 31, 2022, direct operating expense included a benefit of $8.8 million from insurance recoveries in excess of incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (nine months ended December 31, 2021 - benefit of $2.3 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, depending on if there is a continued spread of new variants which may result in disruptions to our operations. We are in the process of seeking additional insurance recovery for some of the costs already incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In the nine months ended December 31, 2022, in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, the Company wrote off approximately $7.2 million of development costs as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, "other" direct operating expense includes share-based compensation, and the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$163.1	$215.5	$(52.4)	(24.3)%
Television Production	25.9	23.1	2.8	12.1%
Total Studio Business	189.0	238.6	(49.6)	(20.8)%
Media Networks	376.5	394.0	(17.5)	(4.4)%
COVID-19 related charges	—	0.3	(0.3)	(100.0)%
Other	0.6	0.5	0.1	20.0%
Intersegment eliminations	1.0	—	1.0	n/a
	$567.1	$633.4	$(66.3)	(10.5)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$77.0	$114.3	$(37.3)	(32.6)%

Distribution and marketing expenses decreased in the nine months ended December 31, 2022, due to lower Studio Business and Media Networks distribution and marketing expense. The decrease at the Studio Business reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with fewer releases in the current period, and lower home entertainment distribution and marketing expense. The decrease in Media Networks distribution and marketing expense was due to a decrease at Starz Networks of $13.6 million due to lower overall spend for advertising purchased in the current period and lower media spend for our Starz Originals' premieres, and a decrease at LIONSGATE+ of $3.9 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,				Increase (Decrease)
	2022	% of Revenues	2021	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$66.2		$69.8		$(3.6)	(5.2)%
Television Production	32.0		28.8		3.2	11.1%
Total Studio Business	98.2		98.6		(0.4)	(0.4)%
Media Networks	70.5		65.0		5.5	8.5%
Corporate	69.4		70.5		(1.1)	(1.6)%
	238.1	8.6%	234.1	8.8%	4.0	1.7%
Share-based compensation expense	55.9		76.1		(20.2)	(26.5)%
Purchase accounting and related adjustments	46.0		42.9		3.1	7.2%
Total general and administrative expenses	$340.0	12.3%	$353.1	13.2%	$(13.1)	(3.7)%

General and administrative expenses decreased in the nine months ended December 31, 2022, resulting from decreased share-based compensation expense, Motion Picture and corporate general and administrative expenses, partially offset by increases in Media Networks and Television Production general and administrative expenses and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $1.1 million, or 1.6%, primarily due to a decrease in incentive based compensation.
The decrease in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021 is primarily due to lower fair values associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$55.9	$76.1
Restructuring and other(1)	2.1	—
Direct operating expense	1.2	0.9
Distribution and marketing expense	0.6	0.5
Total share-based compensation expense	$59.8	$77.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments represent the charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. Purchase accounting and related adjustments increased $3.1 million, or 7.2%, primarily due to the expense associated with the earned distributions related to 3 Arts Entertainment.

Depreciation and Amortization Expense. Depreciation and amortization of $133.9 million for the nine months ended December 31, 2022 decreased $0.2 million from $134.1 million in the nine months ended December 31, 2021.
Restructuring and Other. Restructuring and other increased $309.3 million in the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2022 and 2021 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairment(1)	$299.7	$—	$299.7	n/a
Severance(2)
Cash	14.8	3.8	11.0	289.5%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	2.1	—	2.1	n/a
Total severance costs	16.9	3.8	13.1	344.7%
COVID-19 related charges(3)	0.1	0.9	(0.8)	(88.9)%
Transaction and other costs (benefits)(4)	(0.2)	2.5	(2.7)	nm
	$316.5	$7.2	$309.3	nm
_______________________
nm - Percentage not meaningful

(1)Media Networks Restructuring: For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions, and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks segment in the second quarter ended September 30, 2022, as discussed in Note 5 to our unaudited condensed consolidated financial statements.

For the third quarter ended December 31, 2022, due to the continuing macro and microeconomic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

As a result of these restructuring initiatives, we recorded content impairment charges associated with impairment of programming related to the territories being exited and individual content abandonment upon removal of certain titles from the Starz platforms related to the Media Networks segment in the nine months ended December 31, 2022 of $293.8 million, respectively.

We are in the process of executing our LIONSGATE+ restructuring plan including exiting the territories discussed above and our strategic review of content performance for consideration of removal from our various platforms and estimate we will incur additional charges ranging from approximately $100 million to $125 million related to certain contractual content commitments or programming content impairment charges, among other items, as we fully implement the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $75 million to $100 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the nine months ended December 31, 2022, approximately $85 million reflects the remaining amounts payable for this content. As we continue to fully implement the plan, including further strategic review of content performance, we may incur additional content impairment charges beyond the estimates provided. We expect the restructuring plan to be substantially completed by March 31, 2023.

Other Impairments: Amounts in the nine months ended December 31, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs in the nine months ended December 31, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the nine months ended December 31, 2022, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Goodwill Impairment. Goodwill impairment of $1.475 billion for the nine months ended December 31, 2022 reflects the impairment charge recorded in the second quarter ended September 30, 2022 related to the Media Networks reporting unit, as discussed in Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets (see Note 5 to our unaudited condensed consolidated financial statements). There was no comparable charge in the nine months ended December 31, 2021.

Interest Expense. Interest expense of $163.0 million in the nine months ended December 31, 2022 increased $33.0 million from the nine months ended December 31, 2021. The following table sets forth the components of interest expense for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$10.2	$4.9
Term loans	41.9	25.0
Senior Notes	40.3	41.0
Other(1)	50.5	22.0
	142.9	92.9
Amortization of debt issuance costs and other non-cash interest(2)	20.1	37.1
Total interest expense	$163.0	$130.0
 ______________________
(1)Amounts include payments associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements) and interest payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other).
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
Interest and Other Income. Interest and other income of $4.8 million for the nine months ended December 31, 2022 compared to interest and other income of $29.4 million for the nine months ended December 31, 2021, due to insurance recoveries on prior shareholder litigation of $22.7 million in the prior year's period (see Note 16 to our unaudited condensed consolidated financial statements).
Other Expense. Other expense of $21.1 million for the nine months ended December 31, 2022 compared to other expense of $6.2 million for the nine months ended December 31, 2021, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $40.3 million for the nine months ended December 31, 2022 represented a gain associated with the 5.500% Senior Notes repurchased at a discount in the current period, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchase of the 5.500% Senior Notes.
In the nine months ended December 31, 2021, the loss on extinguishment of debt of $28.2 million related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, repurchases of the Term Loan B, and the termination of a portion of our revolving credit commitments. See Note 6 to our unaudited condensed consolidated financial statements.
Gain on Investments. Gain on investments of $42.1 million for the nine months ended December 31, 2022 primarily represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia, compared to a gain on investments of $1.2 million for the nine months ended December 31, 2021.
Equity Interests Income (Loss). Equity interests income of $0.8 million in the nine months ended December 31, 2022 compared to equity interests loss of $1.4 million in the nine months ended December 31, 2021.

Income Tax Provision. We had an income tax provision of $16.6 million in the nine months ended December 31, 2022, compared to an income tax provision of $21.6 million in the nine months ended December 31, 2021. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the nine months ended December 31, 2022 and 2021 was also impacted by an interest accrual on uncertain tax benefits, and the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax provision for the nine months ended December 31, 2021 was also impacted by additional uncertain tax benefits related to state income taxes identified during state tax audits.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2022 was $1,913.5 million, or basic and diluted net loss per common share of $8.41 on 227.4 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2021 of $83.5 million, or basic and diluted net loss per common share of $0.37 on 223.7 million weighted average common shares outstanding.

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

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$791.6	$897.3	$(105.7)	(11.8)%
Television Production	1,468.6	1,160.8	307.8	26.5%
Total Studio Business	$2,260.2	$2,058.1	$202.1	9.8%
Media Networks	1,157.5	1,155.9	1.6	0.1%
Intersegment eliminations	(648.6)	(539.6)	(109.0)	20.2%
	$2,769.1	$2,674.4	$94.7	3.5%
Gross Contribution
Studio Business
Motion Picture	$248.9	$283.3	$(34.4)	(12.1)%
Television Production	136.6	79.6	57.0	71.6%
Total Studio Business	$385.5	$362.9	$22.6	6.2%
Media Networks	104.0	187.1	(83.1)	(44.4)%
Intersegment eliminations	(31.3)	3.7	(35.0)	nm
	$458.2	$553.7	$(95.5)	(17.2)%
Segment Profit
Studio Business
Motion Picture	$182.7	$213.5	$(30.8)	(14.4)%
Television Production	104.6	50.8	53.8	105.9%
Total Studio Business	$287.3	$264.3	$23.0	8.7%
Media Networks	33.5	122.1	(88.6)	(72.6)%
Intersegment eliminations	(31.3)	3.7	(35.0)	nm
	$289.5	$390.1	$(100.6)	(25.8)%
_______________________
nm - Percentage not meaningful.
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$791.6	$897.3	$(105.7)	(11.8)%
Expenses:
Direct operating expense	379.6	398.5	(18.9)	(4.7)%
Distribution & marketing expense	163.1	215.5	(52.4)	(24.3)%
Gross contribution	248.9	283.3	(34.4)	(12.1)%
General and administrative expenses	66.2	69.8	(3.6)	(5.2)%
Segment profit	$182.7	$213.5	$(30.8)	(14.4)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$77.0	$114.3	$(37.3)	(32.6)%

Direct operating expense as a percentage of revenue	48.0%	44.4%

Gross contribution as a percentage of revenue	31.4%	31.6%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022			2021(1)			Total Increase (Decrease)
	Lionsgate Original Releases(2)	Other Film(3)	Total	Lionsgate Original Releases(2)	Other Film(3)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$24.0	$4.6	$28.6	$40.4	$9.6	$50.0	$(21.4)
Home Entertainment
Digital Media	255.7	122.8	378.5	227.8	127.8	355.6	22.9
Packaged Media	27.2	28.1	55.3	53.9	42.5	96.4	(41.1)
Total Home Entertainment	282.9	150.9	433.8	281.7	170.3	452.0	(18.2)
Television	116.7	30.3	147.0	178.0	31.7	209.7	(62.7)
International	124.4	42.1	166.5	137.3	37.2	174.5	(8.0)
Other	10.0	5.7	15.7	6.6	4.5	11.1	4.6
	$558.0	$233.6	$791.6	$644.0	$253.3	$897.3	$(105.7)
____________________
(1)During the quarter ended March 31, 2022, we changed the presentation of the categories in the table above to "Lionsgate Original Releases" and "Other Film", and changed the definitions of these categories as described further below, in order to be consistent with how management is now reviewing the Motion Picture segment. Through December 31, 2021, we had previously presented a "Feature Film" and "Other Film" category. Accordingly, amounts presented in the table above for the nine months ended December 31, 2021 have been conformed to the current period presentation.
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

Theatrical revenue decreased $21.4 million in the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021 due to a decrease of $16.4 million from Lionsgate Original Releases driven by fewer theatrical slate releases generating revenue in the period, and a decrease of $5.0 million from Other Film due to lower revenue from our acquired library titles.

Home entertainment revenue decreased $18.2 million, or 4.0%, in the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to lower packaged media revenue of $41.1 million, partially offset by higher digital media revenue of $22.9 million driven by Lionsgate Original Releases. The decrease in packaged media revenue was due to a decrease of $26.7 million from Lionsgate Original Releases due to lower revenue from our theatrical slate titles and multi-platform releases, and a decrease of $14.4 million from Other Film due to lower revenue from our acquired library titles. The increase in digital media revenue was due to an increase of $27.9 million from Lionsgate Original Releases due to higher revenue from our theatrical slate titles and direct-to-platform (i.e., SVOD) releases.
Television revenue decreased $62.7 million, or 29.9%, in the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to a decrease from Lionsgate Original Releases of $61.3 million due to fewer television windows opening for our theatrical slate titles than in the prior year's period, and lower revenue recognized for those titles. In particular, the current period included revenue from the fiscal 2023 theatrical release, The Unbearable Weight of Massive Talent, and the fiscal 2022 theatrical releases, American Underdog and Moonfall. These compared to revenue in the prior year's period from the fiscal 2022 theatrical releases, Spiral and Voyager, and the fiscal 2021 theatrical releases, Chaos Walking, Barb and Star Go to Vista Del Mar and Fatale.
International revenue decreased $8.0 million, or 4.6%, in the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021 due to a decrease from Lionsgate Original Releases of $12.9 million due to lower revenue generated from our fiscal 2022 theatrical slate titles in the current period as compared to the fiscal 2021 theatrical slate titles in the prior year's period, partially offset by increased revenue from direct-to-platform releases, and higher revenue generated from our fiscal 2023 theatrical slate titles in the current period as compared to the fiscal 2022 theatrical slate titles in the prior year's period.
Direct Operating Expense. The decrease in direct operating expenses is due to lower motion picture revenue in the current period. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period, including higher expense related to direct-to-platform Lionsgate Original Releases (which require less marketing cost and generally carry less risk, and thus the film cost is higher as a percentage of revenue). In addition, the current period included an increase in development write-offs of $12.8 million on Lionsgate Original Releases, and additional expense of $3.2 million related to foreign currency losses. Investment in film write-downs included in Motion Picture segment direct operating expense in the nine months ended December 31, 2022 were $1.1 million, as compared to $1.2 million in the nine months ended December 31, 2021.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2022 is due to lower theatrical P&A and Premium VOD expense, and lower home entertainment distribution and marketing expense. Theatrical P&A and Premium VOD expense decreased due to lower expense associated with fewer releases in the current period, partially offset by higher expense for films to be released in subsequent quarters. In the nine months ended December 31, 2022 approximately $27.3 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $10.3 million in the nine months ended December 31, 2021 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2022 decreased as compared to the nine months ended December 31, 2021 due to lower Motion Picture revenue, and higher direct operating expense as a percentage of Motion Picture revenue, partially offset by lower distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2022 decreased $3.6 million, or 5.2%, primarily due to a decrease in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,468.6	$1,160.8	$307.8	26.5%
Expenses:
Direct operating expense	1,306.1	1,058.1	248.0	23.4%
Distribution & marketing expense	25.9	23.1	2.8	12.1%
Gross contribution	136.6	79.6	57.0	71.6%
General and administrative expenses	32.0	28.8	3.2	11.1%
Segment profit	$104.6	$50.8	$53.8	105.9%

Direct operating expense as a percentage of revenue	88.9%	91.2%

Gross contribution as a percentage of revenue	9.3%	6.9%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Television Production	(Amounts in millions)
Television	$973.1	$840.7	$132.4	15.7%
International	219.4	180.2	39.2	21.8%
Home Entertainment
Digital	205.1	70.6	134.5	190.5%
Packaged Media	2.7	5.1	(2.4)	(47.1)%
Total Home Entertainment	207.8	75.7	132.1	174.5%
Other	68.3	64.2	4.1	6.4%
	$1,468.6	$1,160.8	$307.8	26.5%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to a greater number of television episodes delivered, which included an increase of $71.5 million from intersegment revenues from the licensing of Starz original series (Power Book II: Ghost Season 3, P-Valley Season 2, BMF Season 2, Heels Season 2, Power Book III: Raising Kanan Season 2, and Power Book IV: Force Season 2, among others) to Starz Networks, and third-party revenue in the current period from The First Lady Season 1, Minx Season 2, Mythic Quest Season 3 and Home Economics Season 3.
International revenue in the nine months ended December 31, 2022 increased $39.2 million, or 21.8% as compared to the nine months ended December 31, 2021 due to revenue in the current period from Mythic Quest Season 3, The First Lady Season 1 and Acapulco Season 2, as compared to revenue in the prior year's period from Dear White People Season 4 and Acapulco Season 1. In addition, the increase reflects an increase of $18.1 million from intersegment revenues from the licensing of Starz original series to LIONSGATE+.
Home entertainment revenue in the nine months ended December 31, 2022 increased $132.1 million, or 174.5% as compared to the nine months ended December 31, 2021 due to digital media revenue in the current period from Schitt's Creek Seasons 1 to 6 from the license to a streaming platform, Nashville Season 1 to 6, and Ghosts Season 1, which compared to digital media revenue in the prior year's period for Weeds Seasons 1 to 8 and Welcome to Flatch Season 1. In addition, the increase reflects an increase of $23.4 million from digital media intersegment revenues from the licensing of Starz original series to Starz Networks.
Other revenue in the nine months ended December 31, 2022 increased slightly from the nine months ended December 31, 2021, and primarily includes revenue of 3 Arts Entertainment which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2022 increased $248.0 million, or 23.4% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased slightly as compared to the prior year's period, primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period. The decrease in direct operating expense as a percentage of revenue was related to the timing of the licensing of higher margin library and acquired titles. In addition, the current period included lower write-downs to fair value of investment in film and television programs, amounting to $4.7 million in aggregate, as compared to $28.1 million in the prior year's period.
Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2022 increased as compared to the nine months ended December 31, 2021, due to increased television production revenue and slightly lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $3.2 million, or 11.1% primarily due to an increase in salaries and related expenses.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,157.5	$1,155.9	$1.6	0.1%
Expenses:
Direct operating expense	677.0	574.8	102.2	17.8%
Distribution & marketing expense	376.5	394.0	(17.5)	(4.4)%
Gross contribution	104.0	187.1	(83.1)	(44.4)%
General and administrative expenses	70.5	65.0	5.5	8.5%
Segment profit	$33.5	$122.1	$(88.6)	(72.6)%

Direct operating expense as a percentage of revenue	58.5%	49.7%

Gross contribution as a percentage of revenue	9.0%	16.2%

The following table sets forth the Media Networks segment profit by product line:

	Nine Months Ended			Nine Months Ended
	December 31, 2022			December 31, 2021
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,048.7	$108.8	$1,157.5	$1,079.2	$76.7	$1,155.9
Expenses:
Direct operating expense	557.8	119.2	677.0	471.7	103.1	574.8
Distribution & marketing expense	304.8	71.7	376.5	318.4	75.6	394.0
Gross contribution	186.1	(82.1)	104.0	289.1	(102.0)	187.1
General and administrative expenses	50.7	19.8	70.5	47.4	17.6	65.0
Segment profit	$135.4	$(101.9)	$33.5	$241.7	$(119.6)	$122.1

Revenue. Media Networks revenue increased $1.6 million reflecting increased revenue at LIONSGATE+ of $32.1 million as a result of subscriber and revenue growth in the international territories, mostly offset by a decrease of $30.5 million at Starz Networks. Revenue for the international territories announced to be exited was approximately $30.3 million for the nine months ended December 31, 2022 and accounted for approximately $6.0 million of the $32.1 million increase in LIONSGATE+ revenue mentioned above. Starz Networks' revenue decreased as a result of declines in revenue of $111.6 million from traditional linear services, which were offset by higher OTT revenue of $79.6 million resulting from increased subscriptions.

During the nine months ended December 31, 2022 and 2021, the following original series premiered on STARZ:

Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Gaslit	April 24, 2022	The Girlfriend Experience Season 3	May 2, 2021
P-Valley Season 2	June 3, 2022	Run the World Season 1	May 16, 2021
Becoming Elizabeth Season 1	June 12, 2022	Blindspotting Season 1	June 13, 2021
Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Power Book III: Raising Kanan Season 2	August 14, 2022	Power Book III: Raising Kanan Season 1	July 18, 2021
Serpent Queen Season 1	September 11, 2022	Heels Season 1	August 15, 2021
		BMF - Black Mafia Family Season 1	September 26, 2021
Third Quarter:		Third Quarter:(1)
Step Up Season 3	October 16, 2022	Hightown Season 2	October 17, 2021
Dangerous Liaisons Season 1	November 6, 2022	Power Book II: Ghost Season 2	November 21, 2021
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
The increase in Media Networks direct operating expenses is due to increases at Starz Networks of $86.1 million and LIONSGATE+ of $16.1 million in the nine months ended December 31, 2022. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $87.7 million primarily related to higher cost original series premieres, and higher programming cost amortization of $8.7 million related to library content, partially offset by lower programming amortization of $4.5 million related to theatrical releases under our programming output agreements, and a benefit in the current period of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ increased as a result of higher programming cost amortization of approximately $9.4 million and foreign currency loss of approximately $5.6 million related to the strengthening U.S. dollar.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $13.6 million at Starz Networks due to overall spend for advertising purchased in the current period and lower media spend for our Starz Originals' premieres, and a decrease of $3.9 million at LIONSGATE+.
Gross Contribution. The decrease in gross contribution compared to the nine months ended December 31, 2021 was due to a decrease in gross contribution at Starz Networks of $103.0 million, partially offset by an decrease in negative gross contribution at LIONSGATE+ of $19.9 million, driven by higher direct operating expense and lower Starz Networks revenue, partially offset by higher LIONSGATE+ revenue and lower distribution and marketing expense, as described above. The gross contribution on the international territories announced to be exited was approximately $36.1 million for the nine months ended December 31, 2022.
General and Administrative Expense. General and administrative expenses in the nine months ended December 31, 2022 increased slightly from the prior year's period, due to increases of $3.3 million at Starz Networks, and $2.2 million at LIONSGATE+.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the nine months ended December 31, 2022 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of December 31, 2022, we had cash and cash equivalents of $425.4 million.
Corporate Debt
Our corporate debt at December 31, 2022, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at December 31, 2022) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $433.8 million outstanding at December 31, 2022.
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $834.8 million outstanding at December 31, 2022.
•Senior Notes: We have $857.6 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at December 31, 2022.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at December 31, 2022 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At December 31, 2022, there was $1,435.7 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the license of film and television programs that we license. The Company's programming notes have contractual repayment dates in January and April 2023. At December 31, 2022, there was $54.2 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $235.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At December 31, 2022, there was $231.2 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At December 31, 2022, there was $152.3 million outstanding under the IP Credit Facility.

•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years and 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2022, there was $175.0 million outstanding under the Backlog Facility.
◦Other. In September 2022, the Company borrowed $43.4 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements, which matures on March 28, 2026 (the "September 2022 Distribution Loan"). In December 2022, the Company borrowed $16.2 million under a loan agreement which matures on November 1, 2025 (the "December 2022 Distribution Loan", and together with the September 2022 Distribution Loan and the previously outstanding June 2022 Distribution Loan, the "Distribution Loans"). Outstanding loan balances under the Distribution Loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2022, $58.6 million remains outstanding under the Distribution Loans.
See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our film related and other obligations.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $357.1 million as of December 31, 2022 related to its acquisition of a controlling interest in Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).
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

•Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the noncontrolling interest were extended and modified, such that the noncontrolling interest holder had a right to put and the Company had a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. On November 14, 2022, the noncontrolling interest holder exercised the right to put a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group. As of December 31, 2022, the purchase of shares pursuant to the exercise of the put had not been completed. The noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We expect to continue to increase our investments in film and television programs and film and programming rights acquisitions. In addition, the LIONSGATE+ international service, in its remaining territories, has and will require capital investment as the service continues to expand. We are in the process of executing our LIONSGATE+ restructuring plan previously discussed under Item 2. Management's Discussion and Analysis, "Overview", including exiting certain territories and our strategic review of content performance for consideration of removal from our various platforms, and estimate we will incur additional charges ranging from approximately $100 million to $125 million related to certain contractual content commitments or programming content impairment charges, among other items, as we fully implement the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $75 million to $100 million, which is inclusive of the amounts payable for the content, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the nine months ended December 31, 2022, approximately $85 million reflects the remaining amounts payable for this content. As we continue to fully implement the plan, including further strategic review of content performance, we may incur additional content impairment charges beyond the estimates provided. We expect the restructuring plan to be substantially completed by March 31, 2023.
In the short-term, we currently expect that our cash requirements for productions will increase and that our cash requirements for marketing spends will be comparable in fiscal 2023 as compared to fiscal 2022, due to the expected increase in film and television programs, productions or acquisitions in fiscal 2023.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and Backlog Facility and other financing obligations, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion in our remaining international territories. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, production loans and programming notes, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our Backlog Facility, and other obligations. In addition, we continue to expand our LIONSGATE+ international service, in its remaining territories, and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to the COVID-19 global pandemic, inflation and rising interest rates has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related and other obligations. The following table sets forth our significant contractual and other obligations as of December 31, 2022 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2022 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A	433.8	26.7	407.1
Term Loan B	834.8	12.5	822.3
5.500% Senior Notes	857.6	—	857.6
Film related and other obligations(2)	2,367.9	1,261.2	1,106.7
Operating lease obligations	203.8	41.6	162.2
	4,697.9	1,342.0	3,355.9
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(3)	845.0	320.4	524.6
Interest payments on corporate debt(4)	474.1	98.9	375.2
Other contractual obligations	442.1	115.4	326.7
	1,761.2	534.7	1,226.5
Total future repayment of debt and other commitments under contractual obligations (5)	$6,459.1	$1,876.7	$4,582.4
 ___________________
(1)See Note 6 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)Film related and other obligations include program rights and film obligations, and film related obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Facility and other, and IP Credit Facility), included on the consolidated balance sheets. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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
(5)Not included in the amounts above are $357.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. On November 14, 2022, the noncontrolling interest holder exercised the right to put a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group. As of December 31, 2022, the purchase of shares pursuant to the exercise of the put had not been completed. See Note 9 to our unaudited condensed consolidated financial statements.

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2022, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2022, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended December 31, 2022, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At December 31, 2022, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,920.8 million and accumulated deficit of $2,317.9 million were deemed free of restrictions from paying dividends at December 31, 2022.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash increased by $89.9 million for the nine months ended December 31, 2022 and decreased by $207.2 million for the nine months ended December 31, 2021, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the nine months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended
	December 31,
	2022	2021	Net Change
	(Amounts in millions)
Operating income (loss)	$(1,808.1)	$59.4	$(1,867.5)
Depreciation and amortization	133.9	134.1	(0.2)
Amortization of films and television programs and program rights	1,284.4	1,118.7	165.7
Non-cash share-based compensation	59.8	77.5	(17.7)
Goodwill impairment	1,475.0	—	1,475.0
Content and other impairments	299.7	—	299.7
Cash interest	(142.9)	(92.9)	(50.0)
Interest and other income and expense, net	(16.3)	23.2	(39.5)
Current income tax provision	(17.1)	(19.0)	1.9
Other amortization	55.8	71.5	(15.7)
Cash flows from operations before changes in operating assets and liabilities	1,324.2	1,372.5	(48.3)

Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—	188.7
Accounts receivable, net and other assets	(74.5)	(153.2)	78.7
Investment in films and television programs and program rights	(1,573.4)	(1,735.4)	162.0
Accounts payable and accrued liabilities	(46.0)	(17.4)	(28.6)
Other changes in operating assets and liabilities	53.0	43.7	9.3
Changes in operating assets and liabilities	(1,452.2)	(1,862.3)	410.1
Net Cash Flows Used In Operating Activities	$(128.0)	$(489.8)	$361.8

Cash flows used in operating activities for the nine months ended December 31, 2022 were $128.0 million compared to cash flows used in operating activities of $489.8 million for the nine months ended December 31, 2021. The lower cash used in operating activities is due to lower cash used from changes in operating assets and liabilities as shown above, partially offset by lower cash flows from operations before changes in operating assets and liabilities. The lower use of cash from changes in operating assets and liabilities was driven by proceeds from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in the current period), lower increases in accounts receivable, net and other assets, lower cash used for investment in films and television programs and program rights, and higher cash from other changes in operating assets and liabilities, partially offset by higher decreases in accounts payable and accrued liabilities. In addition, cash flows used in operating activities for the nine months ended December 31, 2022 included a net benefit of approximately $77.0 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $125.8 million for the nine months ended December 31, 2021 (see Note 18 to our unaudited condensed consolidated financial statements).
During the nine months ended December 31, 2022, we terminated certain interest rate swaps (a portion of which were considered hybrid instruments with a financing component and an embedded at-market derivative that was a designated cash flow hedge), and received approximately $56.4 million. The $56.4 million received was classified in the unaudited condensed consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps (and presented in the "proceeds from the termination of interest rate swaps" line item above), and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see Financing Activities below). See Note 17 to our unaudited condensed consolidated financial statements.

Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Proceeds from the sale of Pantaya	$—	$123.6
Proceeds from the sale of equity method and other investments	46.3	—
Investment in equity method investees and other	(17.5)	(14.0)
Distributions from equity method investees	—	3.2
Acquisition of assets (film library and related assets)	—	(161.4)
Increase in loans receivable	—	(4.3)
Capital expenditures	(36.6)	(22.2)
Net Cash Flows Used In Investing Activities	$(7.8)	$(75.1)
Cash flows used in investing activities of $7.8 million for the nine months ended December 31, 2022 compared to cash flows used in investing activities of $75.1 million for the nine months ended December 31, 2021, primarily due to proceeds from the sale of a portion of our ownership interest in STARZPLAY Arabia in the nine months ended December 31, 2022, compared to cash used for the acquisition of a film library and related assets offset by the receipt of proceeds during the nine months ended December 31, 2021 from the sale of Pantaya.
Financing Activities. Cash flows provided by financing activities for the nine months ended December 31, 2022 and 2021 were as follows:

	Nine Months Ended
	December 31,
	2022	2021
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,238.0	$2,138.4
Debt - repurchases and repayments	(1,548.3)	(2,375.4)
Net repayments and repurchases of debt	(310.3)	(237.0)

Film related and other obligations - borrowings	1,384.0	954.0
Film related and other obligations - repayments	(694.8)	(305.3)
Net proceeds from film related and other obligations	689.2	648.7

Other financing activities	(153.2)	(54.0)
Net Cash Flows Provided By Financing Activities	$225.7	$357.7
Cash flows provided by financing activities of $225.7 million for the nine months ended December 31, 2022 compared to cash flows provided by financing activities of $357.7 million for the nine months ended December 31, 2021. Cash flows provided by financing activities for the nine months ended December 31, 2022 primarily reflects net film related and other obligations borrowings of $689.2 million due to net borrowings under production loans and the Production Tax Credit Facility of $430.2 million and increased net borrowings under the Backlog Facility, IP Credit Facility and Distribution Loans of $259.0 million, offset by net debt repayments of $310.3 million. Net debt repayments and repurchases of $310.3 million in the nine months ended December 31, 2022 included the below transactions, along with required repayments on our term loans:
•In April 2022, we voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million.
•During the nine months ended December 31, 2022, we repurchased $142.4 million principal amount of the 5.500% Senior Notes for $96.2 million.

In addition, other financing activities in the nine months ended December 31, 2022 includes $134.5 million for interest rate swap settlement payments due to $134.5 million for the pay down of the financing component of our terminated interest rate swaps in the current period (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see discussion above in Operating Activities, and Note 17 to our unaudited condensed consolidated financial statements). Other financing activities also includes tax withholding required on equity awards of $17.3 million.
Cash flows provided by financing activities of $357.7 million for the nine months ended December 31, 2021 primarily reflects net film related and other obligations borrowings of $648.7 million, as production activity increased in the nine months ended December 31, 2021, offset by net debt repayments and repurchases of $237.0 million. In addition, other financing activities in the nine months ended December 31, 2021 includes $21.5 million for interest rate swap settlement payments due to a financing component on a portion of our interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements). Net debt repayments and repurchases of $237.0 million in the nine months ended December 31, 2021 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
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
•During the nine months ended December 31, 2021, we completed a series of repurchases of the Term Loan B and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.0 billion at December 31, 2022 (March 31, 2022 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.6 billion at December 31, 2022 (March 31, 2022 - $1.3 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our production and related loans, IP Credit Facility and other obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable LIBOR in effect as of December 31, 2022, each quarter point change in interest rates would result in a $2.0 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily LIBOR and SOFR-based interest, with applicable margins ranging from 1.15% to 3.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.7 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.6 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $235.0 million and $175.0 million, respectively).
At December 31, 2022, our 5.500% Senior Notes had an outstanding carrying value of $831.0 million, and an estimated fair value of $500.3 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $20.7 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $26.0 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2022:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	December 31, 2022
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	5.6	28.9	41.2	44.5	313.6	—	433.8	412.1
Average Interest Rate	6.14%	6.14%	6.14%	6.14%	6.14%	—
Term Loan B(1)	3.1	12.5	819.2	—	—	—	834.8	794.1
Average Interest Rate	6.64%	6.64%	6.64%	—	—	—
Film related obligations(2)	117.5	1,037.1	631.2	84.9	30.4	205.9	2,107.0	2,107.0
Average Interest Rate	7.33%	6.50%	6.17%	6.43%	7.02%	5.82%
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	857.6	857.6	500.3
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	1,700.0	—	—	—	1,700.0	54.8
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 7 to our unaudited condensed consolidated financial statements for further information).
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
As of December 31, 2022, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2022.

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

No common shares were purchased by us during the three months ended December 31, 2022.

Additionally, during the three months ended December 31, 2022, 5,643 Class A voting shares and 177,516 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 9, 2023		Title:	Duly Authorized Officer and Chief Financial Officer