Form 10-K
period 2023-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2023-05-25
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,331,282,071, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 23, 2023, 83,505,571 shares of the registrant’s no par value Class A voting common shares were outstanding, and 146,023,089 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “ 2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Portions of the Registrant's Annual Report on Form 10-K for Fiscal 2022, filed with the SEC on May 26, 2022, are incorporated by reference into Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy including the plan to potentially spin-off our studio business; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics, such as COVID-19 on the Company’s business; weakness in the global economy and financial markets, including a recession and bank failures; wars, such as Russia’s invasion of Ukraine, terrorism, labor disruptions or strikes, such as the impact of the ongoing Writers Guild strike and/or potential strikes from the Directors Guild or Screen Actors Guild, and international conflicts that could cause significant economic disruption and political and social instability; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors herein.

Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” refer to Lions Gate Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

SUMMARY OF RISK FACTORS

An investment in Lionsgate involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

Risks Related to Our Business

•We face substantial capital requirements and financial risks.
•We may incur significant write-offs if our projects do not perform well enough to recoup costs.
•Changes in our business strategy, plans for growth or restructuring may increase our costs or otherwise affect our profitability.
•Our revenues and results of operations may fluctuate significantly.
•We do not have long-term arrangements with many of our production or co-financing partners.
•We rely on a few major retailers and distributors and the loss of any of those could reduce our revenues and operating results.
•A significant portion of our library revenues comes from a small number of titles.
•The ongoing impact of the COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition, and results of operations.
•Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect our business, financial condition or results of operations.
•Our success depends on the appeal and availability of desired programming.
•We depend on distributors that carry our STARZ and Lionsgate+ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on as favorable terms or at all.
•Our efforts to attract and retain subscribers for STARZ services may not be successful, which may adversely affect our business.
•STARZ relies, in part, on third party sales platforms as well as third-party internet-connected devices for distribution of our direct-to-consumer service.
•We are subject to payment processing risk.
•We face substantial competition in all aspects of our business, including competition for marketing and carriage of our services.
•We face economic, political, regulatory, and other risks from doing business internationally.
•We are subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.
•Our success depends on attracting and retaining key personnel and artistic talent.
•Global economic turmoil and economic instability could adversely affect our business.
•We could be adversely affected by labor disputes, strikes or other union job actions.
•Business interruptions from circumstances or events out of our control could adversely affect our operations.
•Protecting and defending against intellectual property claims may have a material adverse effect on our business.
•Our business involves risks of liability claims for content of material, which could adversely affect our business, financial condition and results of operations.
•Piracy of films and television programs could adversely affect our business over time.
•Service disruptions or failures of the Company’s or our third-party service providers’ information systems and networks may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.
•Failure of, or disruptions to, our technology facilities could adversely affect our business.
•We rely upon “cloud” computing services to operate certain aspects of our service and any disruption of or interference with our use of our “cloud” computing servicer could impact our operations and our business could be adversely impacted.
•Our activities are subject to stringent and evolving obligations which may adversely impact our operations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Risks Related To Our Indebtedness

•We have incurred significant indebtedness that could adversely affect our operations and financial condition.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

•The terms of our senior credit facilities and the indenture that governs our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•An increase in the ownership of our Class A voting common shares by certain shareholders could trigger a change in control under the agreements governing our indebtedness.

Risk Related to Tax Rules and Regulations

•The Internal Revenue Service may not agree that we should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that our U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.
•Recent and proposed changes to the tax laws could result in Lions Gate being treated as a U.S. corporation for U.S. federal tax purposes or in STARZ and its U.S. affiliates (including the U.S. affiliates historically owned by us) being subject to certain adverse U.S. federal income tax rules on financing and other activities.
•Future changes to U.S. and non-U.S. tax laws could adversely affect us.
•Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
•Our tax rate is uncertain and may vary from expectations.
•Legislative or other governmental action in the U.S. could adversely affect our business.
•Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LGF.A, LGF.B) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by an 18,000-title library and a valuable collection of iconic film and television franchises.

We manage and report our operating results through three reportable business segments: Motion Picture, Television Production and Media Networks. We refer to our Motion Picture and Television Production segments collectively as our Studio Business and our Media Networks segment as our Media Networks Business. Financial information for our segments is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

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

•International. The (i) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis, and (ii) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

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

Media Networks

Our Media Networks segment includes revenues derived from the following:

•Starz Networks. The domestic distribution of our STARZ branded premium subscription video services through over-the top ("OTT") streaming platforms and distributors, on a direct-to-consumer basis through the Starz app, and through U.S. multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”) (and in the aggregate, the “Starz Domestic Platform”).
•LIONSGATE+. The OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S.

The Starz Domestic Platform together with the LIONSGATE+ platforms are referred to as the “Starz Platforms.”

Segment Revenue

For the year ended March 31, 2023, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 34.3%, Television Production 45.7% and Media Networks 40.1%, and intersegment revenue eliminations represented (20.1)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 9.1%;
•Home Entertainment, 45.1%;
•Television, 16.5%;
•International, 27.6%; and
•Motion Picture-Other, 1.7%.

Within the Television Production segment, revenues were generated from the following:
•Television, 65.0%;
•International, 15.8%;
•Home Entertainment, 13.9%; and
•Television Production-Other, 5.3%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 90.3%;
•LIONSGATE+, 9.7%

Corporate Strategy

We manage a large and diversified portfolio of film and television content that we license to theatrical exhibitors, streaming, broadcast, pay cable and other platform partners worldwide. We maintain a disciplined, targeted and cost-effective approach to the acquisition, production, marketing and distribution of that content. Our strategic focus on content makes us a preferred supplier to third-party buyers as well as our own STARZ platform. The extension of our portfolio of brands and franchises, creation of new intellectual properties and rigorous focus on retaining key rights to our content is designed to create incremental long-term value for our shareholders through a combination of current releases and one of the most valuable film and television libraries in the world.

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

Distribution

The economic life of a motion picture may consist of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world. We generally distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and may also be released in one or more foreign countries. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. After the initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms. In certain circumstances, our distribution strategy has and may continue to change, and certain films intended for theatrical release may be licensed to other platforms.

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

Theatrical Releases

For the fiscal year ended March 31, 2023, we released twenty (20) films theatrically in the U.S. across our labels (including our partnership with Roadside Attractions). We also made changes to release dates as well as release strategies of several of our films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand (“PVOD”), premium electronic sell-through, or by licensing directly to streaming platforms. In doing so, we capitalized on increased optionality in distribution and maintained a platform agnostic approach to distribution to take full advantage of new windowing opportunities and alternative distribution strategies (while also continuing to work closely with our theatrical exhibition partners).

For the fiscal year ended March 31, 2023, such titles and their release patterns included the following:

Fiscal 2023
Theatrical Releases
Title	Theatrical Release Date	Release Pattern	Label
The Unbearable Weight Of Massive Talent	April 22, 2022	Theatrical and Accelerated Home Entertainment	Lionsgate
Fall	August 12, 2022	Theatrical and Accelerated Home Entertainment	Lionsgate
Clerks III	September 13, 2022	Eventized Theatrical	Lionsgate
Prey for the Devil	October 28, 2022	Theatrical and Accelerated Home Entertainment	Lionsgate
Plane	January 13, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Jesus Revolution	February 22, 2023	Theatrical and Accelerated Home Entertainment	Lionsgate
My Happy Ending	February 24, 2023	Theatrical and Accelerated Home Entertainment	Lionsgate
Moving On	March 17, 2023	Theatrical and Accelerated Home Entertainment	Lionsgate
Operation Fortune: Ruse de Guerre	March 21, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
John Wick: Chapter 4	March 24, 2023	Theatrical and Accelerated Home Entertainment	Lionsgate

Fiscal 2023
Theatrical Releases
Title	Theatrical Release Date	Release Pattern	Label
Aline	April 8, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Firebird	April 29, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Family Camp	May 13, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Benediction	June 3, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
The Forgiven	July 1, 2022	Theatrical and Premium Video-on-Demand	Roadside Attractions
Emily the Criminal	August 12, 2022	Theatrical and Premium Video-on-Demand	Roadside Attractions
Gigi & Nate	September 2, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
The Good House	September 30, 2022	Theatrical and Premium Video-on-Demand	Roadside Attractions
Call Jane	October 28, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions
To the End	December 9, 2022	Theatrical and Accelerated Home Entertainment	Roadside Attractions

Nominations and Awards

Lionsgate and affiliated companies (including its wholly-owned subsidiaries, Artisan Pictures, Mandate Pictures and Summit Entertainment, and Roadside Attractions, of which Lionsgate owns a 43% equity interest) have distributed films that have earned 134 Academy Award® nominations and 32 wins, as well as numerous Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of 18,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as STARZ, Summit Entertainment, Anchor Bay Entertainment, Artisan Entertainment, Grindstone Entertainment Group, Roadside Attractions, Trimark and Vestron), as well as titles from third parties such as A24, A&E, AMC, Entertainment Studios, Saban Entertainment, StudioCanal, Zoetrope, Gravitas, and Tyler Perry Studios. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion, sale and/or lease of DVDs/Blu-ray/4K Ultra HD discs to wholesalers and retailers in the U.S. and Canada who then sell or rent such discs to consumers for private viewing. Fulfillment of physical distribution services are substantially licensed to Sony Pictures Home Entertainment. We distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Amazon and others who buy large volumes of our discs to sell directly to consumers. We also directly distribute content to the rental market through Redbox, Netflix and others.

Digital Media

We consider alternative distribution strategies for our films and releases several titles solely and/ or in an accelerated post-theatrical window on various digital platforms (including multi-platform distribution). We directly distribute this and other content (including certain titles not distributed theatrically or on physical media) across a wide range of global distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide. SVOD services to which we license our content include, among others, Netflix, Hulu, Amazon’s Prime Video, Peacock, Paramount+ and Max; ad-supported video-on-demand services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, Freevee, Samsung and Pluto; and linear networks to which we distribute our content include, among others, pay television networks such as STARZ, EPIX, HBO and Showtime, and basic cable network groups such as NBCUniversal Cable Entertainment, Paramount Global Domestic Media Networks, Disney Media & Entertainment Distribution Networks, Warner Media Entertainment Networks, A+E Networks and AMC Networks, as well as Bounce, Telemundo and UniMás.

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

We license rights in all media on a territory-by-territory basis (other than the territories where we self-distribute) of (i) our in-house Lionsgate and Summit Entertainment feature film product, and (ii) films produced by third parties such as Silver Reel, Buzzfeed, Ace Entertainment and other independent producers. Films licensed and/or released by us internationally in fiscal 2023 included such in-house productions as John Wick: Chapter Four, Unbearable Weight of Massive Talent, Prey For the Devil, Bagman, Dirty Dancing, Mindcage, Motherland, Alice Darling, Ballad of Songbirds and Snakes, One Ranger, Untitled Saw, Float, Puppy Love, Love in Taipei, The Blackening, Imaginary and Miller’s Girl. Third party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2023 included Paradise Highway.

Through our territory-by-territory sales and output arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. Our output agreements for Lionsgate and Summit feature films currently cover Scandinavia and France. These output agreements generally include all rights for all media (including home entertainment and television rights). We also distribute theatrical titles in Latin America through our partnership with International Distribution Company, as well as theatrical rights in Canada through our prior partnership with Mongrel Media and our new distribution arrangement with Cineplex.

We also self-distribute motion pictures in the United Kingdom and Ireland through Lions Gate International UK (“Lionsgate UK”). Lionsgate UK has established a reputation in the United Kingdom as a leading producer, distributor and acquirer of commercially successful and critically acclaimed product. Following the closures and gradual re-opening of theatres during fiscal years 2021 and 2022 as a result of the COVID-19 global pandemic, we were able to release more titles theatrically through Lionsgate UK in fiscal 2023 than in such previous years, including the following:

Fiscal 2023
Lionsgate UK
Title	Theatrical Release Date
The Unbearable Weight of Massive Talent	April 22, 2022
Good Luck To You Leo Grande	June 17, 2022
Clerks III	September 15, 2022
Prey For The Devil	October 28, 2022
Triangle of Sadness	October 28, 2022
Living	November 4, 2022
Alice, Darling	January 20, 2023
Plane	January 27, 2023
John Wick: Chapter 4	March 24, 2023

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
•Continue to expand our STARZ’s offering in the region and across emerging Asian markets (branded as Lionsgate Play), through our direct-to-consumer launch and in collaboration with telco and broadband partners, Amazon and Apple TV; and
•Explore investment opportunities throughout the South Asian and South East Asian media market.

Motion Picture - Other

Global Products and Experiences

Our Global Products and Experiences division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via licensing and launching live shows and experiences, location-based entertainment destinations, games, physical and digital merchandise, and through select strategic partnerships and investments.

Within the division, our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content. We have announced multiple live entertainment projects, including Wonder, Nashville and La La Land for Broadway, as well as a live dance show inspired by our Step Up film franchise in partnership with Channing Tatum and Free Association.

Our Interactive Entertainment business focuses on growing a slate that includes games across PC/console, mobile, virtual reality and more, both through stand-alone games based solely on our content and the integration of our properties with marquee games such as Call of Duty, Dead By Daylight and Evil Dead: The Game, as well as Web3 projects, including the SANDBOX.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. In January 2022, we opened an expansion of the Lionsgate zone at Motiongate Dubai featuring new John Wick and Now You See Me attractions, and in February 2023, we opened Saw: The Experience in London.

Our Consumer Products business licenses and develops products around our leading film and television properties, including John Wick, The Hunger Games, Twilight, Saw and Mad Men. In July 2022, we signed an agreement with IMG for global consumer products representation. Our merchandise is available in the Lionsgate Store, our official ecommerce shop, and at many well- known retail outlets such as Hot Topic and Target. We are developing new offerings across a broad range of categories with best in class licensees, including American Classics, Ripple Junction, Goodie Two-Sleeves, Hot Toys, Funko and more.

Music

We manage music for our theatrical and television slates, including overseeing songs, scores and soundtracks for all of our theatrical productions, co-productions and acquisitions, as well as music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films, television, and other productions, and the theatrical exhibition of our films and the broadcast and webcast of our productions.

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

For the fiscal year ended March 31, 2023, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (see Starz Original Programming below for original programming that appears on our STARZ services), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2023		Fiscal 2023
Scripted - Lionsgate		Unscripted - Lionsgate
Title	Network	Title	Network
Acapulco	Apple	1619	Hulu
Black Mafia Family	STARZ	Derbez Family Vacation	Pantaya
Blindspotting	STARZ	Hip Hop Homicides	WE TV
Dangerous Liaisons	STARZ	House of Ho	Max
Ghosts	CBS	Selling Sunset	Netflix
Heels	STARZ	Selling the OC	Netflix
Hightown	STARZ
Home Economics	ABC
Julia	Max
Love & Death	Max
Minx	STARZ
Mythic Quest	Apple
Party Down	STARZ
Paul T. Goldman	Peacock
Power Book II: Ghost	STARZ
Power Book III: Raising Kanan	STARZ
Power Book IV: Force	STARZ
P-Valley	STARZ
Run the World	STARZ
Serpent Queen	STARZ
The First Lady	Showtime
We Thought We Were Done	NBC
Welcome to Flatch	Fox

Fiscal 2023		Fiscal 2023
Unscripted - Pilgrim Media Group		Syndication - Debmar-Mercury
Title	Network	Title
Fox Nation - Jussie Smollet	Fox Nation	Family Feud
Ghost Hunters 3.0	Discovery	Nick Cannon
Hoffman Family Gold	Discovery	Schitt's Creek
Horse for Dogs	Animal Planet	Sherri Shepherd
My Big Fat Fabulous Life	TLC	Wendy Williams
Renovation Impossible	Discovery
Power Slap: Road to the Title	TBS
Steve Austin	A&E
Street Outlaws	Discovery
Street Outlaws: America's List	Discovery
Street Outlaws: Endgame	Discovery
Street Outlaws: Farm Truck & AZN	Discovery
Street Outlaws: Fastest in America	Discovery
Street Outlaws: Gone Girl	Discovery
Street Outlaws: No Prep Kings Grudge Night	Discovery
The Ultimate Fighter	ESPN+
UFO Live	Discovery
Wicked Tuna	Nat Geo
Wicked Tuna Outer Banks	Nat Geo
Zombie Flippers	A&E
Hoffman Family Gold	Fox Nation

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

For the fiscal year ended March 31, 2023, Lionsgate UK television programming that was acquired, began production, continued production after delays due to the COVID-19 global pandemic, was produced or was broadcast, included the following:

Fiscal 2023
Television - Lionsgate UK
Title	Network	Partner(s)
The Pact Series 2	BBC	Little Door
Motherland 2022 Christmas Special	BBC	BBC, Merman
Northern Lights	TG4	Deadpan
Son of a Critch 2	CBC	Project 10
Leopard Skin	Peacock	Skinny Leopard
Wong & Winchester	Rogers & Québecor	Pixcom International
Workin’ Moms	Netflix & CBC	Coldsprings Media, Wolf + Rabbit Entertainment
Dark City: The Cleaner	Sky NZ	Endeavour Ventures
Prosper	Stan	Lingo Pictures

Television Production - Home Entertainment

For information regarding television production home entertainment revenue, see Motion Picture - Home Entertainment above.

Television Production - Other

Other revenues are derived from, among others, the licensing of our television programs to other ancillary distributors, the sales and licensing of music from the television broadcasts of our productions, and from our interest in 3 Arts Entertainment, a talent management company. 3 Arts Entertainment receives commission revenue from talent representation and are producers on a number of television shows and films where they receive an executive producer fee and back-end participations.

MEDIA NETWORKS

Media Networks - Starz Networks - United States

Starz Networks is a leading provider of premium subscription video programming to consumers in the U.S. We sell our services on a direct-to-consumer basis and through various distributors, including OTT providers (such as Amazon, Apple, Google and Hulu) and MVPDs (such as Comcast, Charter, DIRECTV and DISH Network).

Our flagship premium service STARZ had 20.3 million subscribers as of March 31, 2023 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released and library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Our services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Our app and online viewing platforms offer thousands of monthly movies and series episodes from studio partners, including first-run content, along with a growing line-up of successful original programming. Our services are offered directly to consumers via the STARZ app and via our website at www.starz.com as well as through our retail partners (such as Apple and Google) for a recurring fee, or by our distributors to their subscribers either at a recurring price as part of a programming tier, package or bundle with other products or services, or on an a la carte basis.

The table below depicts the STARZ app and our 17 existing linear services, their respective on-demand services, and highlights some of their key attributes.

THE STARZ APP

STARZ

- On-demand streaming and downloadable access to STARZ, STARZENCORE and MOVIEPLEX networks' content in a single destination app
- The Starz app offers thousands of monthly titles that includes movies, originals series and other series episodes

---

STARZ

STARZ COMEDY
STARZ CINEMA
STARZ IN BLACK
STARZ EDGE
STARZ KIDS & FAMILY
STARZ ON DEMAND

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ ON DEMAND: offers over a thousand monthly selections, with hundreds of movies and series episodes

---

STARZ ENCORE

STARZ ENCORE CLASSIC
STARZ ENCORE SUSPENSE
STARZ ENCORE ACTION
STARZ ENCORE BLACK
STARZ ENCORE ESPAÑOL
STARZ ENCORE FAMILY
STARZ ENCORE WESTERNS
STARZ ENCORE ON DEMAND

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- STARZ ENCORE ON DEMAND: offers over a thousand monthly selections, with hundreds of movies and select series

---

movieplex

indieplex
retroplex
movieplex On Demand HD

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX ON DEMAND: offers hundreds of movies every month

Demographics and Strategy

Designed to complement any television offering for general audiences across both wholesale and retail OTT, as well as traditional MVPD distribution platforms, STARZ is a best-in-class subscription service delivering premium original series and hit movies with appeal to women and diverse audiences worldwide.

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

We believe this strategy, combined with a proven management team, will ensure Starz Networks’ services remain a “must have” for subscribers and a meaningful profit center for our distributors.

Affiliation Agreements

Our services are distributed pursuant to affiliation agreements with our distributors. We earn revenue under these agreements either (i) based on amounts or rates tied to the total number of subscribers who receive our services or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates into 2027.

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

•Is available for purchase as a standalone OTT service for a recurring monthly fee;
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

Starz Original Programming

STARZ is a leader in high-quality, bold premium programming developed for women and underrepresented audiences. Its slate is driven by critically-acclaimed and award-winning scripted original series with highly-engaged audiences.

STARZ Original Series like “Outlander” and “Power” have become tentpole franchises with multiple spinoff and derivative series to meet audience demand. STARZ also has brought audiences groundbreaking new series including “P-Valley,” “BMF,” and “The Serpent Queen,” among many others.

STARZ is dedicated to bringing its audiences new content throughout the year with approximately 100 new episodes on its slate each year.

Starz Networks contracts with Lionsgate’s Television Production segment and other independent studios and production companies to produce original programming that appears on our Starz services.

Starz’s fiscal 2023 STARZ Originals line-up was as follows:

Title
Gaslit Season 1
P-Valley Season 2
Becoming Elizabeth Season 1
Who Is Ghislaine Maxwell (limited series)
Power Book III: Raising Kanan Season 2
Serpent Queen Season 1
Step Up Season 3
The BMF Documentary: Blowing Money Fast
Dangerous Liaisons Season 1
BMF Season 2
Party Down Season 3
Power Book II: Ghost Season 3
Total Episodes: 99

Output and Content License Agreements

The majority of acquired content on our services consists of movies that have been released theatrically. Starz has an exclusive multiyear output licensing agreement with Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for Summit label titles theatrically released in the U.S. starting January 1, 2023. Starz also has an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides Starz with rights to exhibit these films immediately following their pay-one windows. In addition, we continue to exhibit films under our exclusive Sony output agreement, which covers qualifying movies released theatrically in the U.S. by certain Sony labels through December 31, 2021.

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

Transmission

We currently uplink our programming for our linear services to non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under recently renewed multi-year agreements. We currently transmit to these satellites from our uplink center in Englewood, Colorado, but will be moving our primary uplink facilities from the Englewood location and outsourcing them to a third party starting in the fall of 2023. We have made arrangements at a vendor’s facility to uplink our linear channels to these satellites in the event we are unable to do so from our primary uplink facilities.

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

Media Networks - LIONSGATE+ - International

Starz is available in nearly 50 countries outside the U.S. through our four (4) international branded services: LIONSGATE+ in the UK, Ireland, Latin America and Australia; STARZ in Canada; LIONSGATE PLAY in India; and through our STARZPLAY Arabia joint venture in the Middle East and North Africa. We offer our branded services on a direct-to-consumer basis and through various distributors, including OTT providers (such as Amazon and Claro) as well as local internet protocol television (“IPTV”), cable and satellite companies (such as Airtel, Izzi, DISH Mexico and Sky Brasil). Across these services, Starz had 10.0 million subscribers as of March 31, 2023 (including OTT subscribers totaling 0.6 million in the international territories still to be exited). The remainder of this section addresses the offerings operated by LIONSGATE+ in the UK, Ireland, Latin America and Australia.

International Strategy

LIONSGATE+ is quickly growing its distribution by strategically positioning itself as a complementary pure-play premium content service offered at a competitive subscription price, made available through a diverse ecosystem of wholesale and retail distribution partners. Premium content that targets all adults is the foundation of our international content strategy. We believe this allows us to operate as a complementary service, not a direct competitor, with other higher priced, broad-based video services. LIONSGATE+ provides subscribers with access to STARZ original series, often airing day-and-date with the U.S., a rich and diverse library of television series, feature films and documentaries from Lionsgate and other studios, and first-run, exclusive third-party programming, including locally produced television shows that align with the STARZ brand – LIONSGATE+ Originals. All content available on LIONSGATE+ is available with sub-titles and/or local language dubbing for each country.

Our distribution strategy is led with a wholesale model and supplemented through direct OTT retail sales. We expect to launch with additional wholesale and retail partners in the coming years.

Affiliation Agreements

Our services are distributed pursuant to affiliation agreements with our distributors under a wholesale license, where LIONSGATE+ is sold as an a la carte channel or bundled within our distributors’ platforms, including Amazon and Apple, as well as local IPTV, cable, satellite and telco partners. Our wholesale distributors manage the technology and infrastructure associated with the exhibition of LIONSGATE+ in exchange for recurring license fees. Our affiliation agreements expire at various dates through 2026.

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

Distributors report the number of subscribers to our services and pay for services, generally, on a monthly basis. The agreements are structured on a country-by-country basis, to be multi-year agreements with staggered expiration dates across our distributors.

LIONSGATE+ App

To enhance our subscriber reach, we modified our domestic (U.S.) STARZ retail app for deployment internationally to include, among other new features, full European Union General Data Protection Regulation compliance, support for local languages, multiple audio/closed captioning options and a variety of potential carrier/billing integrations.

The LIONSGATE+ app is the single destination for direct OTT subscribers to stream on-demand or download our original series and movie content. The LIONSGATE+ app:

•Is currently available in twenty-one (21) countries across Europe and Latin America, including the UK, Mexico, Brazil, and Argentina;
•Is offered directly via the LIONSGATE+ website or via retail storefronts such as the Apple Store, Play Store, Roku Channels, LG, Samsung and Amazon Fire;
•Includes a language toggle allowing users to select their preferred language for viewing;
•Offers instant access to approximately 1,000 selections each month (including original series and commercial free movies); and
•Is available for purchase as a standalone OTT service for a recurring monthly fee.

LIONSGATE+ Programming

LIONSGATE+ programming is driven by the slate of STARZ Original Series and is supplemented with high-quality, bold premium original series that have proven success in the U.S. on other platforms such as “Dr. Death” and “The Great.” Additionally, LIONSGATE+ delivers local language scripted original series to its audiences in Latin America including Brazil.

LIONSGATE+’s fiscal 2023 first-run original programming included:

Title
Tokyo Vice Season 1
P-Valley Season 2
The Girl from Plainville (limited series)
Power Book III: Raising Kanan Season 2
Serpent Queen Season 1
Gangs of London Season 2
BMF Season 2
Express Season 2
Power Book II: Ghost Season 3
Nacho Season 1

Significant multi-country library programming agreements include those with Paramount, Sony, Universal and Lionsgate.

Regulatory Matters

Distribution of our programming services in non-U.S. jurisdictions may be subject to the laws of the jurisdictions in which they operate. The applicability and enforcement of laws in some non-U.S. jurisdictions can be inconsistent and unpredictable. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions could be impacted. There may be further material changes in the law and regulatory requirements in the future.

JOINT VENTURES, PARTNERSHIPS AND OWNERSHIP INTERESTS

    Our joint ventures, partnerships and ownership interests support our strategy of being a multiplatform global industry leader in entertainment. (For a list of certain of our equity method investees and redeemable noncontrolling interests, See Note 5 and Note 11 to our Audited Consolidated Financial Statements). We regularly evaluate our existing properties, libraries and other assets and businesses in order to determine whether they continue to enhance our competitive position in the industry, have the potential to generate significant long-term returns, represent an optimal use of our capital, and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses.

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

Human Capital Management

Employees

As of May 23, 2023, we had approximately 1,500 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Diversity, Equity and Inclusion

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

We also maintain the following recruitment and hiring initiatives:

•Internship Programs: We maintain an internship program designed to increase inclusion across the entertainment industry.
•Targeted Recruitment: We maintain recruitment efforts that include collaborating with diverse partner organizations, college campus diversity organizations for underrepresented groups, as well as historically black colleges in our search for new employees and interns.
•Inclusive Hiring Process: We implement inclusive hiring practices to ensure that we are attracting the best talent in the industry through an equitable, inclusive, and accessible approach. Key components of the framework include bias free job descriptions, inclusive hiring training, external diversity partners, diverse candidate slates, and diverse, cross-functional interview panels.
•Supplier Diversity and Inclusion Program: The mission of our Supplier Diversity and Inclusion Program is to actively establish relationships with diverse businesses and to continuously strive to increase spend with diverse suppliers, while delivering more competitive pricing, quality, service, innovation and creativity in procurement of services. We believe that this initiative increases the breadth of our vendor pool, while creating greater economic opportunity for diverse suppliers. Where applicable, our Code of Business Conduct and Ethics, governs conduct with, and applies to, our suppliers, vendors, contractors and agents.

Employee Resource Groups

We provide our employees with an array of Employee Resource Groups (“ERGs”) which offer them the chance to establish a greater presence at Lionsgate and an opportunity to enhance cross-cultural awareness, develop leadership skills and network across the Company’s various business units and levels. The ERGs are voluntary, employee-led groups that foster a diverse, engaging, and inclusive workplace.

•Lionsgate Early Career Group aims to inspire curiosity and networking to foster growth for professionals in early stages of their careers.
•Lionsgate Multicultural Employee Resource Group advocates for a more inclusive workplace and entertainment landscape through programs that educate, activate and celebrate multicultural diversity and its global impact. This consists of resource groups for the Asian American Pacific Islander community, the Black community and the Latine community.
•Lionsgate Parents and Caregivers Group aims to bring together parents, expecting parents, caregivers, and allies to ensure our community fosters an environment that supports all families.
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

Community Involvement

We are committed to acting responsibly and making a positive difference in the local and global community through Lionshares, our volunteer program that seeks to provide opportunities for employees to partner with a diverse range of charitable organizations. We maintain a Corporate Sponsorship Committee that prioritizes corporate philanthropic initiatives throughout Lionsgate, focusing particularly on organizations and activities related to diversity and poverty in order to increase our impact and to develop meaningful relationships with a core group of organizations and events.

Other Employee Benefits and Programs

We offer a comprehensive benefits package which includes health, dental and vision insurance, family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. We offer programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development programs, mentorship, and additional programs to help support specific populations (e.g., minorities, women, parents, LGBTQIA). We conduct annual employee training on anti-harassment, information technology security, the Foreign Corrupt Practices Act, as well as manager, diversity, equity and inclusion trainings. We also provide training and development to all employees, focusing on career development, professional development and industry knowledge.

Corporate, Environmental and Social Responsibility

We protect our social, financial, informational, environmental, and reputational assets and make it a priority to operate our business in a responsible and sustainable manner. Engaging in such responsibility not only helps us manage risks and maximize opportunities, but also helps us understand and manage our social, environmental, and economic impact that enables us to contribute to society’s wider goal of sustainable development. This includes, but is not limited to, conducting business in a socially responsible and ethical manner, supporting human rights, and committing to environmental sustainability.

In all our offices, we prioritize efforts to prevent pollution, and to conserve, recover, and recycle materials, water and energy wherever possible. Our productions distribute documents electronically to minimize paper consumption and waste and limit the use of single-use plastics. Our productions follow best practices featured in the Producers Guild of America and Sustainable Production Alliance’s Green Production Guide, which are designed to reduce the film, television, and streaming industry’s carbon footprint and environmental impact. Our U.S. productions encourage the employment of green vendors that provide sustainable goods and services for film, television and streaming productions.

We also prioritize vendors whose dedication to operating business in a responsible and sustainable manner directly aligns with those of Lionsgate. Vantiva, our U.S. and Canadian vendor for manufacturing and assembly of DVDs/Blu-rays: ensures that all of its products comply with all consumer safety regulations in each country where marketed, including compliance with use of hazardous substances within products and systems, and end-of-life handling of electrical and electronic equipment waste; supports product life cycle assessments assessing core product designs, reducing single-use plastics and packaging and decreasing carbon emissions due to transportation; and prohibits the use of child labor, forced labor, human trafficking and modern slavery in its supply chain. Wynalda, our vendor for wraps, inserts and other special home entertainment packaging: maintains a ride sharing method of delivery for all of packaging goods, significant reducing shipping carbon footprint for delivery of such goods; uses recycled or reclaimed materials for all trim from print and cut manufacturing; and conducts periodic ethical trade audits to address sustainability as well as ethical treatment of people while minimizing their environmental impact. Max Solutions, our vendor for non-standardized home entertainment packaging: sources all materials from forest stewardship certified mills; partners with companies that use plant-based, eco-friendly, compostable, and biodegradable alternative to plastic packaging; and uses carbon-neutral presses designed to the highest levels of energy efficiency to drastically reduce emissions, scrap and process waste.

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

The production, acquisition and distribution of motion picture and television content requires substantial capital and may subject us to financial risks. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues after release or distribution of such content and we cannot assure you that we are able to successfully implement arrangements to reduce the risks of production exposure such as tax credit, government or industry programs. Additionally, we may experience delays and increased expenditures due to disruptions or events beyond our control and if a production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun itself. We cannot make assurances regarding the availability of such additional financing on terms acceptable to us, or that we will recoup these costs. Increased costs or budget overruns incurred with respect to a particular film may prevent a picture from being completed or released or may result in a delayed release and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may incur significant write-offs if our projects do not perform well enough to recoup costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis when events or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. These events and changes in circumstances include, among others, an adverse change in the expected performance of a film prior to its release, actual costs substantially in excess of budgeted cost for the film, delays or changes in release plans and actual performance subsequent to the film’s release being less than previously expected performance estimates. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any film or other project or increase our previous forecast of cost of making or distribution of the film, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact our business, operating results and financial condition.

Changes in our business strategy, plans for growth or restructuring may increase our costs or otherwise affect our profitability.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic conditions may impair the value of our assets. When these occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also make investments in existing or new businesses, including investments in the international expansion of our business and in new business lines (e.g., our direct-to-consumer and licensed offerings). Some of these investments may have negative or low short-term returns and the ultimate prospects of the businesses may be uncertain or, in international markets, may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring. In March 2023, we announced that we had confidentially submitted a draft registration statement on Form 10 with the SEC relating to the proposed spin-off of our studio business, consisting of our Television Production and Motion Picture segments. The proposed spin-off will be subject to the satisfaction of a number of conditions and our board of directors may decide not to proceed with the spin-off at any time. A failure to satisfy required conditions, or disruptions in market conditions, could delay the completion of the proposed spin-off for a significant period of time or prevent it from occurring at all. Additionally, the proposed spin-off is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law or challenges in executing the spin-off, may affect our ability to complete the spin-off on the terms or on the timeline we announced, or at all. These or other developments could cause us not to realize some of all of the expected benefits, or to realize them on a different timeline than expected. Although we intend for the spin-off to be tax-free to shareholders for U.S. federal income tax purposes, we expect to incur non-U.S. cash taxes on the preparatory restructuring. Moreover, there can be no assurance that the proposed spinoff will qualify as tax-free to shareholders for U.S. federal income tax purposes. If we are unable to complete the proposed spin-off, we will have incurred costs without realizing the benefits of such transaction.

Whether or not the spin-off is completed, our businesses may face material challenges as a result of the spin-off, including the diversion of management’s attention from ongoing business concerns and impact on the businesses of the Company;

maintaining employee morale and retaining and attracting key management and other employees; retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees and other counterparties; establishing transition service agreements and standalone readiness for key functions, and potential negative reactions from investors or the financial community. Moreover, completion of the spin-off will result in independent public companies that are smaller, less diversified companies with more limited businesses. As a result, each company may be more vulnerable to global economic trends, geopolitical risks and changing market conditions, which could have a material adverse effect on its business, financial condition, cash flows and results of operations. Each of the separate companies will also incur ongoing costs, including costs of operating as independent public companies, that the separated businesses will no longer be able to share. Additionally, we cannot predict whether the market value of our common shares and the common shares of each of the new independent companies after the spin-off will be, in the aggregate, less than, equal to or greater than the market value of our common shares prior to the spin-off.

Our revenues and results of operations may fluctuate significantly.

Our results of operations depend significantly upon the commercial success of the motion picture, television and other content that we sell, license or distribute, which cannot be predicted with certainty. The underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated. Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for content. Moreover, low ratings for television programming produced by us may lead to the cancellation of a program resulting in significant programming impairments in a given period and can negatively affect license fees for the cancelled program in future periods. In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. As a result of the factors above, our results of operations may fluctuate and differ from period to period, and therefore may not be indicative of the results for any future periods or directly comparable to prior reporting periods.

We do not have long-term arrangements with many of our production or co-financing partners.

We typically do not enter into long-term production contracts with the creative producers of motion picture and television content that we produce, acquire or distribute. Moreover, we generally have certain derivative rights that provide us with distribution rights to, for example, prequels, sequels and remakes of certain content we produce, acquire or distribute. There is no guarantee that we will produce, acquire or distribute future content by any creative producer or co-financing partner, and a failure to do so could adversely affect our business, financial condition, operating results, liquidity and prospects.

We rely on a few major retailers and distributors and the loss of any of those could reduce our revenues and operating results.

A small number of retailers and distributors account for a material percentage of the revenues in home entertainment for our Motion Picture segment. We do not have long-term agreements with retailers. In addition, in fiscal 2023, we generated over 10% of our revenue from one external customer. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions, including as a result of global pandemics, such as COVID-19, wars, such as Russia’s invasion of Ukraine (including sanctions therefrom), rising interest rates, inflation or a recession.

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

The ongoing impact of the COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition, and results of operations.

Since fiscal 2020, the economic, social and regulatory impacts associated with the COVID-19 global pandemic, continued measures to prevent its spread, and the resulting economic uncertainty, have affected our business in a number of ways. We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in changes in future release dates for some titles and series). Although film and television production have generally resumed in full, disruption of production activities could occur again, depending on local circumstances. We cannot predict whether productions will be paused again or the impact of incremental costs required to adhere to new health and safety protocols. Additionally, although theaters have generally reopened, we are not able to accurately predict if and at what level consumers will return to movie theaters. We have incurred and we may continue to incur additional costs to address any government regulations and the safety of our employees and talent. All of these impacts could place limitations on our ability to execute our business plan and materially and adversely affect our business, financial condition and results of operations.

Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect our business, financial condition or results of operations.

Our success depends on our ability to anticipate and adapt to shifting content consumption patterns. The ways in which viewers consume content, and technology and business models in our industry, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenues. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-based video on demand services or free, ad-supported streaming linear channels (also known as FAST channels) or increased cord-cutting. If we fail to successfully exploit emerging technologies and effectively anticipate or adapt to emerging competitors, content distribution platforms, changes in consumer behavior and shifting business models, this could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Our success depends on the appeal and availability of desired programming.

Our success depends, in part, upon popularity, viewer preferences and audience acceptance of our content (including STARZ’s and LIONSGATE+’s programming). These preferences are difficult to predict and are subject to influences beyond our control, such as the critical acclaim of our content, the format in which content is released, the talent involved, the genre and specific subject matter of our content, audience reaction to our content, the quality and acceptance of content that our competitors release into the marketplace, and the availability of alternative forms of entertainment and leisure activities (including user-generated content). A change in viewer preferences could cause STARZ’s and LIONSGATE+’s programming to decline in popularity, which could jeopardize renewal of affiliation agreements with distributors. Reduced popularity of our programs or negative publicity associated with our content or brands may decrease our audience share and viewer reach and could have a material adverse effect on our business, financial condition and results of operations. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to copy our successful programming strategies to our detriment or react more quickly than we can to shifts in tastes and interests.

To an increasing extent, the success of STARZ and LIONSGATE+ depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. We must invest substantial amounts in the production and marketing of our original programming before we learn whether such content will reach anticipated audience acceptance levels. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.

We also compete with other programming networks, including cable television, national broadcast television, local broadcast television stations and digital services to secure desired programming. Some content providers increasingly resist licensing their content to third parties, such as STARZ or LIONSGATE+, which may impede our ability to secure desired programming. Increased competition may drive up talent and production costs and has required us to increasingly commit to straight-to-series orders for programming instead of pilot orders. If a straight-to-series order does not meet anticipated production or quality standards or is otherwise not accepted by audiences, revisions to the programming may be necessary, which could increase production costs. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. We cannot assure you that we will ultimately be successful in negotiating renewals of our programming rights agreements or in negotiating adequate substitute agreements. In the event that these agreements expire or are terminated and are not replaced by programming content, including additional original programming, acceptable to our distributors and subscribers, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on distributors that carry our STARZ and Lionsgate+ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on as favorable terms or at all.

STARZ and LIONSGATE+ currently distribute programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates into 2027. The largest distributors can have significant leverage in their relationships with certain programmers, including us. If there is further consolidation in the industry, these distributors may have additional leverage in negotiating their affiliation agreements with us, which may result in less favorable terms to us. It is possible that we may be unable to obtain renewals with our current distributors on as favorable terms, if at all, or negotiate affiliation agreements with new distributors to carry our programming. Such failure could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings. In addition, affiliation agreements are complex and individually negotiated. If we were to disagree with one of the counterparties on the interpretation of an affiliation agreement, it could damage our relationship with that counterparty. Furthermore, we depend on a limited number of major global partners to distribute our content internationally, and the loss of one or more of STARZ and LIONSGATE+ global partners could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to attract and retain subscribers for STARZ services may not be successful, which may adversely affect our business.

Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our services, as well as provide a quality user experience for direct-to-consumer subscribers. At times, certain of our distributors do not allow us to participate in marketing campaigns or other promotional activities to market our services or may not surface or position us favorably on their platforms. Our inability to participate in the marketing of our services or limited discoverability on distributor platforms may put us at a competitive disadvantage. If our distributors do not sign up new subscribers to our services, we may lose subscribers.

Furthermore, we face increasing competition from other streaming providers and our competitors’ relative service levels, content offerings, pricing and related features may adversely impact our ability to attract and retain subscribers. For example, in the future, it is possible that prices for our services may increase, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We continually seek to add new subscriptions both to replace canceled subscriptions and to grow beyond our current subscription base and this may require us to incur significantly higher marketing expenditures than we currently anticipate. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, our results of operations could be materially adversely affected.

STARZ relies, in part, on third party sales platforms as well as third-party internet-connected devices for distribution of our direct-to-consumer service.

Our direct-to-consumer service relies, in part, on sales platforms owned by third parties, some of which are affiliated with or have investments in competing streaming products, to make our service available to our subscribers and viewers. If these third parties do not continue to provide access to our direct-to-consumer service on their platforms or are unwilling to do so on terms acceptable to us, our business could be adversely affected. If we are not successful in maintaining existing or creating new relationships with these third parties, our ability to retain subscribers and grow our business could be adversely impacted. We also currently offer the ability to stream our STARZ and LIONSGATE+ direct-to-consumer service through a host of internet-connected devices, including TVs, computers, and mobile devices. If we encounter licensing, technological, regulatory, business or other impediments to delivering our streaming content to our subscribers via these devices, our ability to retain subscribers and grow our business could be adversely impacted.

We are subject to payment processing risk.

Subscribers to our STARZ and LIONSGATE+ direct-to-consumer service pay for our service using a variety of different payment methods, including credit and debit cards. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements.

We face substantial competition in all aspects of our business, including competition for marketing and carriage of our services.

We are an independent distributor and producer. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. Moreover, our services compete with other video programming services for marketing and distribution. We face intense competition from other providers of programming services for the right to be carried by a particular distributor, for the right to be carried by such distributor on a particular tier, in a particular package of service or in bundles with other services, and for prominent placement and effective merchandising on distributor and advertising platforms. To the extent distributors remove us from tiers or packages in which we are currently carried, or we are limited in our ability to be merchandised or marketed effectively, it could have a materially adverse impact on our business, financial condition and results of operations. Moreover, certain of our competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources.

Certain of our distributors have affiliated video programming services that they may choose to favor in terms of carriage, marketing and/or placement over STARZ of LIONSGATE+. Certain of our distributors also own or control marketing channels, app stores and/or distribution platforms that are important to STARZ and LIONSGATE+. In addition, certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings, have a competitive advantage over our services in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. If distributors refuse to carry our services, choose to offer, market, promote and/or position affiliated services more favorably than our services or take actions that are detrimental to STARZ and LIONSGATE+ in terms of owned or controlled marketing channels, app stores or distribution platforms, it could have a material adverse effect on our business, financial condition and results of operations.

Through new and existing distribution channels, consumers also have increasing options to access entertainment video. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers are increasing their streaming video offerings. Such providers may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected.

We face economic, political, regulatory, and other risks from doing business internationally.

We have operations and distribute content outside the U.S. and derive revenues from international sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks may include:
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•the loss of one or more of the major global partners that we rely upon to distribute our programming internationally;

•laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•sanctions imposed on countries, entities and individuals with whom we conduct business (such as those imposed due to Russia’s invasion of Ukraine);
•the impact of trade disputes; anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations;
•changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds);
•differing degrees of consumer protection laws and changes in these laws;
•differing degrees of employee or labor laws and changes in these laws that may impact our ability to hire and retain foreign employees;
•strikes or other employment actions that may make it difficult to produce and/or localize content;
•censorship requirements that may cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or consumer dissatisfaction;
•regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;
•inability to adapt our offerings successfully to differing languages, cultural tastes, and preferences in international markets;
•international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;
•establishing and protecting a new brand identity in competitive markets; the instability of foreign economies and governments;
•currency exchange restrictions, export controls and currency devaluation risks in some foreign countries; and
•the spread of communicable diseases (such as the COVID-19 global pandemic), which may impact business in such jurisdictions.

Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

We are subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.

From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, joint ventures intended to complement or expand our business, or other transactions, such as the proposed spin-off of our studio business, consisting of our Television Production and Motion Picture segments. However, we may not realize the anticipated benefit from the transactions we pursue; there may be liabilities assumed that we did not discover or that we underestimated in the course of performing our due diligence; the negotiation of the transaction and the integration of the acquired business could require us to incur significant costs and cause diversion of management's time and resources; the transaction could result in impairment of goodwill and other intangibles, development write-offs and other related expenses; the transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations; and we may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion, acquisition or other opportunities will be successful, completed on time, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, our revenues may suffer in the long term due to the disposition of a revenue generating asset, or the timing of such dispositions may be poor, causing us to fail to realize the full value of the disposed asset. Furthermore, our future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

Our success depends on attracting and retaining key personnel and artistic talent.

Our success depends upon the continued efforts, abilities and expertise of our executive teams and other key employees, including production, creative and technical personnel, including, in turn, on our ability to identify, attract, hire, train and retain such personnel. We have entered into employment agreements with top executive officers and production executives but do not currently have significant “key person” life insurance policies for any employee. Although it is standard in the industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, we depend on the availability of a number of actors, writers, directors, producers and others, who are employees of third-party production companies that create our original programming. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future, and our inability to do so could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and economic instability could adversely affect our business.

Global economic turmoil or economic instability resulting from, such events as, global pandemics, wars, inflation, rising interest rates, bank failures or a recession, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence and spending, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect consumer demand for video service subscriptions, in particular with respect to premium video service subscriptions such as STARZ and LIONGATE+. Economic conditions also could adversely impact our distributors, resulting in larger than anticipated subscriber declines or distributors exiting the market entirely. A reduction in consumer spending or distributor financial difficulties or failures could lead to a decrease in the number of STARZ or LIONSGATE+ subscribers, which could have a materially adverse impact on our business, financial condition and results of operations. Moreover, financial institution failures may make it more difficult to finance any future acquisitions, or engage in other financing activities.

We could be adversely affected by labor disputes, strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television content, including writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements. In general, a labor dispute, work stoppage, work slowdown, strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television content, including the ongoing strike by the Writers’ Guild of America, and/or potential strikes from the Directors Guild or Screen Actors Guild, could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new motion pictures and television content. Labor disputes have in the past, and may restrict our access to content, result in work stoppages, and may result in increased costs and decreased revenue, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Business interruptions from circumstances or events out of our control could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, war or acts of terrorism, pandemics such as the COVID-19 global pandemic, work stoppages and strikes, and similar events beyond our control. Our headquarters are located in Southern California, which is subject to natural disasters such as earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

From time to time, we are subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights (including patents) of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, require the development of alternative technology or business practices, injunctions against us, or payments for licenses or damages. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for content of material, which could adversely affect our business, financial condition and results of operations.

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, claims related to the adult nature of some of our content, other claims based on the nature and content of the materials distributed, or statements made by personnel or talent regarding or promoting those materials or attributable to our business. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business and results of operations.

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

Service disruptions or failures of the Company’s or our third-party service providers’ information systems and networks may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.

In the ordinary course of our business, we and the third parties in which we rely process proprietary, confidential, and sensitive data, including personal information, intellectual property, and trade secrets (collectively, sensitive information). Our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Threats such as cyberattacks, malicious internet-based activity, and online and offline fraud are becoming more prevalent and are increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks, malicious code, malware (, denial-of-service attacks, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Further, a partially remote workforce created by the COVID-19 global pandemic poses increased risks to our information technology systems and data, as certain employees work from home on a full or part-time basis, utilizing network connections outside our premises. Business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but may not be able to detect and remediate all vulnerabilities because the threat and techniques used to exploit change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but, may not be detected until after a security incident has occurred. These vulnerabilities pose material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (; additional reporting requirements and/or oversight; restrictions on processing sensitive information; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Failure of, or disruptions to, our technology facilities could adversely affect our business.

STARZ’s programming is currently transmitted from STARZ’s uplink center in Englewood, Colorado. STARZ uses this center for a variety of purposes, including signal processing, satellite uplinking, program editing, on-air promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control and live and recorded playback. STARZ is moving its primary uplink facilities from the Englewood location and is outsourcing them to a third party starting in the fall of 2023. Primary uplink facilities used by STARZ are equipped with backup generator power and other redundancies. However, like other facilities, uplink facilities are subject to interruption from fire, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or third-party interference could also disrupt the facility’s services. STARZ has arrangements at a separate third-party back-up facility to uplink STARZ’s linear channels and services to STARZ’s satellites in the event STARZ is unable to do so from its primary facility. Notwithstanding these precautions, any significant or prolonged interruption of operations at STARZ’s primary facility, and any failure by STARZ’s back-up third-party facility to perform as intended, could have a materially adverse effect on our business, financial condition and results of operations. STARZ’s success in the U.S. is also dependent upon our continued ability to transmit STARZ’s programming to distributors. STARZ has entered into multi-year satellite transponder leases for carriage of the STARZ networks’ programming. These leases provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases to ensure continued carriage of STARZ programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Despite STARZ’s efforts to secure transponder capacity with multi-year satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all.

We rely upon “cloud” computing services to operate certain aspects of our service and any disruption of or interference with our use of our “cloud” computing servicer could impact our operations and our business could be adversely impacted.

We utilize “cloud” computing services to deliver a distributed computing infrastructure platform for our business operations. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by our current “cloud” computing service provider and we run our computing via such “cloud” computing service provider. Given this, along with the fact that switching “cloud” computing services to another provider may be difficult, any problems faced by our “cloud” computing provider, including technological or business related disruptions, as well as cybersecurity threats and regulatory interference, or any unanticipated interference with our use of our current “cloud” service provider could impact our operations and our business could be adversely impacted.

Our activities are subject to stringent and evolving obligations which may adversely impact our operations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Data Privacy and Security. In the ordinary course of its business, we collect, generate, use, store, process, disclose, transmit, share and transfer (collectively “processing”) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data, through our websites and applications and those of third parties. Among other purposes, we use this information to engage with users, promote our programming, and monitor the use of our digital platforms. Our collection and use of personal information may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for civil penalties (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, including Colorado and Virginia have passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against processing or transferring of personal data necessary to operate our business. Additionally, some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require specific contractual restrictions on service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to its information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in efforts to comply with data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; or orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Consumer Protection Laws. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws both domestically and internationally, which may impose additional burdens on us. In the

United States some examples include the Children's Online Privacy Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Video Privacy Protection Act. In addition, many states have enacted laws regulating automatically renewing online subscription services. If authorities start taking increased enforcement action related to statutes governing perceived unfair deceptive acts and practices, we could suffer additional costs, complaints and/or regulatory investigations or fines. Other changes in consumer protection laws and the interpretations thereof, could have a materially adverse effect on our business, financial condition and results of operations.

Levies/Taxes. Governments are increasingly looking to introduce regulations related to media and tax that may apply to our services. For example, some international governments have enacted or are considering enacting laws that impose levies and other financial obligations on media operators located outside their jurisdiction. Other changes in levy or tax laws and the interpretations thereof could have a materially adverse effect on our business, financial condition and results of operations.

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

Internet and Other Media Operator Regulations. The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. We anticipate that several jurisdictions may, over time, attempt to impose additional financial and regulatory obligations on us. Other changes in laws relating to the internet or other areas of our business and the interpretations thereof could cause us to incur additional expenses or otherwise negatively affect our business. Additionally, as we grow our STARZ and LIONSGATE+ direct-to-consumer business, we may be subject to additional consumer legal claims and state and local consumer protection regulation. We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Given uncertainty around these rules, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Related To Our Indebtedness

We have incurred significant indebtedness that could adversely affect our operations and financial condition.

We currently have a substantial amount of indebtedness. As of March 31, 2023, we and our subsidiaries have corporate debt of approximately $2,059.9 million, and film related obligations of approximately $2,035.1 million, and our revolving credit facility provides for unused commitments of $1.25 billion. On the same basis, approximately $1,259.9 million of such indebtedness is secured (excluding all of our film related obligations). Our high level of debt could have adverse consequences on our business, such as: making it more difficult for us to satisfy our obligations with respect to our notes and our other debt; limiting our ability to refinance such indebtedness or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; increasing our vulnerability to global pandemics, economic downturns and adverse developments in our business; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the revolving credit facility, Term Loan A and Term Loan B (the "Senior Credit Facilities"), and borrowings under our film related obligations, are at variable rates of interest; limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry; placing us at a competitive disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities and our 5.500% Senior Notes (the "Senior Notes"). Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including global pandemics, wars and their effects. If our cash flow from operations declines significantly, it could result in the inability to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global pandemics, wars, or recessions, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, fluctuations in our leverage or cost of capital or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business.

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

The Senior Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under the Senior Credit Facilities and the Senior Notes; make loans or investments; incur liens; restrict dividends, loans or asset transfers from our restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios can be affected by events beyond our control, including the effects on our business from global pandemics and related government actions and consumer behavior; as such, we may be unable to meet such financial ratios.

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

Borrowings under the Senior Credit Facilities and advances under our production and related loans and IP Credit Facility are at variable rates of interest and expose us to interest rate risk, which could increase the cost of capital. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

An increase in the ownership of our Class A voting common shares by certain shareholders could trigger a change in control under the agreements governing our indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control of in excess of a certain percentage of the total voting power of our Class A voting common shares, no par value per share (the "Class A voting shares"). Upon the occurrence of certain change of control events, an event of default may occur under our Senior Credit Facilities and the holders of the Senior Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 24% of our voting stock and over 10% of our non-voting common stock are “Permitted Holders” for purposes of the Senior Credit Facilities and the indentures that govern the Senior Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the Senior Credit Facilities or the indenture that governs the Senior Notes, but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

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

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting (“BEPS”) project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy. For example, in response to the increasing globalization and digitalization of trade and business operations, OECD is working on a proposal as an extension of its BEPS project to establish a global minimum corporate taxation rate. The rules are designed to ensure that large multinational groups pay corporate income taxes at the minimum rate of 15% in the countries where they operate. The goal is for OECD members to enact domestic legislation implementing these rules by 2024.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. As discussed in more detail below, the U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Further, certain provisions of the Build Back Better Act passed by the House of Representatives but which failed to be enacted would have added new limitations on business interest deductions and tightened current rules on the base erosion and anti-abuse tax. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are increasingly scrutinizing the tax positions of companies and actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. For example, the U.K. has enacted legislation to increase its corporate tax rate from 19% to 25%, starting in April 2023. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

There is no assurance that we will be able to maintain any particular worldwide effective corporate tax rate because of uncertainty regarding the tax policies of jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on us and our affiliates.

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
•60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);
•34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in February 2026);
•11,243 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);
•An aggregate of 18,220 square feet for properties located in Los Angeles, California (per a lease that expires in April 2026), Mumbai, India (per a lease that expires in August 2024), New York, New York (per a lease that expires in May 2025), Toronto, Canada (per a lease that expires in June 2025), Beijing, China (per a lease that expires in December 2023) and Luxembourg City, Luxembourg (per a lease that expires in May 2024).

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
Holders
As of May 23, 2023, there were approximately 576 and 1,469 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

    The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

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

    No common shares were purchased by us during the three months ended March 31, 2023.

    Additionally, during the three months ended March 31, 2023, no Class A voting shares and 217,666 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

None.
Stock Performance Graph

    The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2018 and ending March 31, 2023. All values assume that $100 was invested on March 31, 2018 in our common shares and each applicable index and all dividends were reinvested.

    The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

	3/18	3/19	3/20	3/21	3/22	3/23
Lions Gate Entertainment Corporation-Class A	$100.00	$61.01	$23.72	$58.32	$63.39	$43.18
Lions Gate Entertainment Corporation-Class B	$100.00	$63.21	$23.36	$54.00	$62.92	$43.45
NYSE Composite	$100.00	$104.63	$87.13	$135.10	$147.41	$139.37
Dow Jones US Media Sector	$100.00	$111.90	$96.31	$169.44	$138.88	$103.91

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

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2023 and 2022, and year-to-year comparisons between fiscal 2023 and fiscal 2022. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2021 and year-to-year comparisons between fiscal 2022 and fiscal 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and is herein incorporated by reference.

Overview
Lionsgate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by an 18,000-title library and a valuable collection of iconic film and television franchises. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
Proposed Spin-off of Studio Business
In March 2023, we announced that we had confidentially submitted a draft registration statement on Form 10 with the SEC relating to the proposed spin-off of our studio business, consisting of our Television Production and Motion Picture segments. The proposed spin-off will be subject to the satisfaction of a number of conditions and our board of directors may decide not to proceed with the spin-off at any time. A failure to satisfy required conditions, or disruptions in market conditions, could delay the completion of the proposed spin-off for a significant period of time or prevent it from occurring at all. Additionally, the proposed spin-off is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law or challenges in executing the spin-off, may affect our ability to complete the spin-off on the terms or on the timeline we announced, or at all. These or other developments could cause us not to realize some of all of the expected benefits, or to realize them on a different timeline than expected.
Media Networks Restructuring and Goodwill Impairment
Media Networks Restructuring. In fiscal 2023, for the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan).
During the third quarter ended December 31, 2022, due to the continuing macro and micro economic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in fiscal 2023 of $379.3 million. The Company also incurred severance cost under these restructuring initiatives. These charges are included in restructuring and other in the consolidated statement of operations (see Note 15 to our consolidated financial statements).
The Company is substantially complete with executing its LIONSGATE+ restructuring plan including exiting the territories discussed above, negotiating certain content related contractual commitments and performing its strategic review of content performance for consideration of removal from the Company's various platforms. As of March 31, 2023, a portion of the territories had been exited, with the remaining territories fully exited in May 2023. The Company estimates it will incur additional charges ranging from approximately $20 million to $50 million related to certain contractual content commitments or programming content impairment charges, among other items, as the Company fully implements the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $20 million to $50 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in fiscal 2023, approximately $90 million reflects the future cash to be paid for the remaining amounts payable for this content. As the Company continues to fully implement the plan, including further strategic review of content performance, the Company may incur additional content impairment charges beyond these estimates. The Company expects the restructuring plan to be substantially completed by June 30, 2023, however certain settlements of contractual commitments could extend beyond that date.
Goodwill Impairment. The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks reporting unit in the second quarter of fiscal 2023 (quarter ended September 30, 2022). See Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 1 to our consolidated financial statements for further information.
COVID-19 Global Pandemic

Since fiscal 2020, the economic, social and regulatory impacts associated with the COVID-19 global pandemic (including its variants), measures to prevent its spread, and the resulting economic uncertainty, affected our business in a number of ways.
We experienced delays in theatrical distribution of our films, both domestically and internationally, as well as delays in the production of film and television content (resulting in changes in future release dates for some titles and series). Although film and television production have generally resumed in full, disruption of production activities could occur again, depending on local circumstances. Additionally, although theaters have generally reopened, we are not able to accurately predict if and at what level consumers will return to movie theaters.
We have incurred and may incur additional costs to address any government regulations and the safety of our employees and talent. To the extent that the costs are related to implementing production safety protocols, or other such costs that add value to the film or television program, the costs are capitalized as part of the cost of the film or television program. Incremental direct operating costs associated with the pausing and restarting of productions, including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, contractual marketing spends for film releases and events that have been canceled or delayed that will provide no economic benefit, and certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols and other incremental general and administrative costs associated with the COVID-19 global pandemic, are expensed as incurred. In fiscal 2022 and 2023, these costs have decreased due to the lessening severity of the COVID-19 global pandemic, and we expect these costs to continue to decrease if the severity of the COVID-19 global pandemic continues to decline.
We have received some insurance recovery and are in the process of seeking additional insurance recovery for some of the costs incurred. The ultimate amount of insurance recovery cannot be estimated at this time. The full extent of the impacts related to COVID-19 and its variants on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.
The following table presents certain incremental costs incurred and expensed, net of insurance recoveries, and the line item in our consolidated statements of operations such amounts are included in, due to the disruptions associated with the COVID-19 global pandemic:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(1)	$(11.6)	$(3.6)	$50.6
Distribution and marketing expense	—	0.2	16.9
Restructuring and other	0.1	1.1	3.0
Total COVID-19 related charges (benefit)	$(11.5)	$(2.3)	$70.5
___________
(1)In the fiscal years ended March 31, 2023 and 2022, insurance recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense (insurance recoveries in fiscal 2023, 2022 and 2021 amounted to $14.1 million, $22.1 million and immaterial amounts, respectively). In fiscal 2021, these amounts also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

See further discussion in the Results of Operations section below.

Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2023, 2022 and 2021.

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
Media Networks
Our Media Networks segment includes revenues derived from the following:
•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through over-the-top ("OTT") streaming platforms and distributors, on a direct-to-consumer basis through the Starz App, and through U.S. multichannel video programming distributors (“MVPDs”)

including cable operators, satellite television providers and telecommunications companies (collectively "Distributors") (in the aggregate, the "Starz Domestic Platform").
•LIONSGATE+. LIONSGATE+ revenues are primarily derived from OTT distribution of the STARZ branded premium subscription video services outside of the U.S.
The Starz Domestic Platform together with the LIONSGATE+ platforms are referred to as the "Starz Platforms".
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
General and administration expenses include salaries and other overhead. Corporate general and administrative expenses include certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense.

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
For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting our estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee, which may depend on a number of factors, including, among others, the ratings or viewership the program achieves on the customers' platforms. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) and the estimated number of seasons of the series. Ultimates of revenue beyond the initial license fee are generally higher for programs that have been or are expected to be ordered for multiple seasons. We regularly monitor the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings, cancellations or the season is not reordered), and based upon our review, we revise our estimates as needed and perform an impairment assessment if impairment indicators are present (see below).
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

While not significant through March 31, 2023, certain license agreements and productions may include additional ancillary rights in addition to the rights for exploitation on the Starz Platforms. A portion of the cost of these licenses and in some cases the cost of produced content, is allocated between the programming rights for exploitation on the Starz Platforms and investment in film and television programs for exploitation outside of the Starz Platforms in ancillary markets (e.g., home video, digital platforms, television, etc.) based on the relative fair value of those markets. The estimates of fair value for the allocation between windows of exploitation on the Starz Platform and ancillary markets is based on historical experience of the values of similar titles licensed in subsequent windows and estimates of future revenues in ancillary markets. Management believes these are reasonably reliable estimates of these values, however, these estimates involve uncertainty and management judgment.
The cost of licensed program rights for films and television programs (including original series) exhibited by the Media Networks segment are generally amortized on a title-by-title or episode-by-episode basis using on an accelerated or straight-line method based on the expected and historical viewership patterns or the current and anticipated number of exhibitions over the license period or estimated life for owned or produced programs. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.
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
Estimate of Fair Value. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), the fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues, estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. As disclosed in Note 3 to the consolidated financial statements, the unamortized balance related to completed and not released and in progress theatrical films was $561.5 million at March 31, 2023. For television programs, the discounted cash flow analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.
For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), the fair value is determined based on the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned with the Company's networks and digital content offerings domestically (i.e., Starz Networks) and internationally by territory or groups of territories, where content assets are shared across the various territories. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
In fiscal 2023, for the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the our growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan).
During the third quarter ended December 31, 2022, due to the continuing macro and micro economic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in fiscal 2023 of $379.3 million. These charges are included in restructuring and other in the consolidated statement of operations (see Note 3 and Note 15 to our consolidated financial statements).
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
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Our Media Networks segment generates revenue primarily from the distribution of our STARZ premium subscription video services and, through March 31, 2021, from our formerly majority owned premium Spanish language streaming services business, Pantaya, which includes subscriber based streaming revenue and other distribution revenue. We sold our interest in Pantaya on March 31, 2021, see Note 2 to our consolidated financial statements for further information.
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

Goodwill and Indefinite-Lived Intangibles. At March 31, 2023, the carrying value of goodwill and indefinite-lived intangible assets was $1.29 billion and $250.0 million, respectively. Our indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2023, were Motion Picture (goodwill of $394 million), Media Networks (goodwill of $493.9 million, net of $1.475 billion impairment recorded in the second quarter ended September 30, 2022, as discussed further below), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
In fiscal 2023, during the second quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, we began implementing a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of our common shares had declined significantly through September 30, 2022. Accordingly, for the second quarter ended September 30, 2022, we updated our quantitative impairment assessment for all of our reporting units based on the most recent data and expected growth trends.

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
Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units exceeded the carrying values for all of our reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter ended September 30, 2022, related to our Media Networks reporting unit goodwill, which is recorded as a separate line item "goodwill impairment" in the consolidated statement of operations (see Note 6 to the consolidated financial statements). Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continues to be considered "at risk" of impairment.

For our annual goodwill impairment test for fiscal 2023, we performed a qualitative goodwill impairment assessment for all our reporting units. Our qualitative assessment considered the increase in the market price of the Company’s common shares from September 30, 2022, the recent performance of the Company’s reporting units, and updated forecasts of performance and cash flows, as well as the continuing micro and macroeconomic environment, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required.
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
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2023, during the second quarter ended September 30, 2022, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. Based on the quantitative impairment assessment of our trade names, we concluded that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment.
During the fourth quarter ended March 31, 2023, for our annual impairment assessment, since the indefinite-lived intangible asset was not considered at risk for impairment when quantitatively tested at September 30, 2022, we performed a qualitative impairment assessment of our indefinite-lived trade names. Based on the qualitative impairment assessment of our trade names, we concluded that it is more-likely-than-not that the fair value of our trade names was more than its carrying amount, and therefore our trade names were not considered at risk of impairment. This qualitative analysis considered the relative impact of market-specific and macroeconomic factors. The market-specific factors considered included recent projections of revenues and growth in OTT subscribers, both domestic and internationally, associated with the STARZ brand name. The Company also considered the macroeconomic impact including the uncertainty around the COVID-19 global pandemic, and the resulting uncertain long-term economic impact on discount rates and growth rates, as well as the impact from tax law changes inclusive of the reduction of the federal tax rate since the acquisition of Starz.
Finite-Lived Intangible Assets. At March 31, 2023, the carrying value of our finite-lived intangible assets was approximately $1.05 billion. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.04 billion. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2022 and fiscal 2023, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2023, we have a valuation allowance of $455.7 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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

RESULTS OF OPERATIONS
Fiscal 2023 Compared to Fiscal 2022
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2023 and 2022.

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$1,323.7	$1,185.3	$138.4	11.7%
Television Production	1,760.1	1,531.0	229.1	15.0%
Total Studio Business	3,083.8	2,716.3	367.5	13.5%
Media Networks	1,546.5	1,536.2	10.3	0.7%
Intersegment eliminations	(775.5)	(648.2)	(127.3)	19.6%
Total revenues	3,854.8	3,604.3	250.5	7.0%
Expenses:
Direct operating	2,312.5	2,064.2	248.3	12.0%
Distribution and marketing	801.7	861.0	(59.3)	(6.9)%
General and administration	531.1	475.4	55.7	11.7%
Depreciation and amortization	180.3	177.9	2.4	1.3%
Restructuring and other	411.9	16.8	395.1	nm
Goodwill impairment	1,475.0	—	1,475.0	n/a
Total expenses	5,712.5	3,595.3	2,117.2	58.9%
Operating income (loss)	(1,857.7)	9.0	(1,866.7)	nm
Interest expense	(221.2)	(176.0)	(45.2)	25.7%
Interest and other income	6.4	30.8	(24.4)	nm
Other expense	(26.9)	(10.9)	(16.0)	146.8%
Gain (loss) on extinguishment of debt	57.4	(28.2)	85.6	n/a
Gain on investments	44.0	1.3	42.7	nm
Equity interests income (loss)	0.5	(3.0)	3.5	(116.7)%
Loss before income taxes	(1,997.5)	(177.0)	(1,820.5)	nm
Income tax provision	(21.3)	(28.4)	7.1	(25.0)%
Net loss	(2,018.8)	(205.4)	(1,813.4)	nm
Less: Net loss attributable to noncontrolling interest	8.6	17.2	(8.6)	(50.0)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(2,010.2)	$(188.2)	$(1,822.0)	nm
_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues increased $250.5 million in fiscal 2023 reflecting an increase of $367.5 million from our Studio Business, offset by increased intersegment eliminations of $127.3 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment.

Motion Picture revenue increased $138.4 million in fiscal 2023 due to higher international, theatrical, digital media home entertainment, and other revenue, partially offset by lower packaged media home entertainment and television revenue. Motion Picture revenue included $44.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $6.2 million from fiscal 2022.
Television Production revenue increased $229.1 million due to increased digital home entertainment revenue, increased domestic television revenue from greater intersegment revenues from the licensing of Starz original series, and increased international and other revenue. Television Production revenue included $731.3 million of revenue from licensing Television Production segment product to our Media Networks segment, representing an increase of $121.1 million from fiscal 2022.
The increase in intersegment eliminations is primarily associated with higher Television Production revenues for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above.
Media Networks revenue increased $10.3 million reflecting increased revenue at LIONSGATE+ of $43.4 million, partially offset by a decrease of $33.1 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023		2022		Increase (Decrease)
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$666.5	50.4%	$547.1	46.2%	$119.4	21.8%
Television Production	1,541.5	87.6	1,373.9	89.7	167.6	12.2%
Total Studio Business	2,208.0	71.6	1,921.0	70.7	287.0	14.9%
Media Networks	846.8	54.8	747.9	48.7	98.9	13.2%
COVID-19 related charges (benefit)	(11.6)	nm	(3.6)	nm	(8.0)	222.2%
Other	9.4	nm	44.4	nm	(35.0)	nm
Intersegment eliminations	(740.1)	nm	(645.5)	nm	(94.6)	14.7%
	$2,312.5	60.0%	$2,064.2	57.3%	$248.3	12.0%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in fiscal 2023, due to higher direct operating expenses of our Studio Business and the Media Networks segment, partially offset by higher intersegment eliminations and lower other direct operating expense and a slight increase in COVID-19 related benefit resulting from insurance recoveries, as described below. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment and Motion Picture segment due to higher revenues of the Television Production and Motion Picture segments, respectively. The increase in Media Networks direct operating expense was driven by increases at Starz Networks of $88.7 million and LIONSGATE+ of $10.2 million due to higher programming cost amortization, and foreign exchange losses at LIONSGATE+ related to the strengthening U.S. dollar. The increase in intersegment eliminations is due to increased revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). As discussed previously, we incurred certain incremental costs associated with the COVID-19 global pandemic. In fiscal 2023, direct operating expense included a benefit of $11.6 million representing insurance recoveries of $14.1 million which exceeded the incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic (fiscal 2022 - benefit of $3.6 million, net of insurance recoveries of $22.1 million). We may incur additional incremental costs for direct operating expenses related to the COVID-19 global pandemic in future periods, however, such costs are declining and are expected to decline if the severity of the COVID-19 global pandemic continues to decline. We are in the process of seeking additional insurance recovery for some of the costs incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In fiscal 2023, other direct operating expenses includes approximately $7.2 million in development costs written off in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, as a result of changes in strategy across its theatrical slate.
In fiscal 2022, other direct operating expenses includes certain programming and content charges of $36.9 million, as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment. Other direct operating expenses in fiscal 2022 also includes $5.9 million representing charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia.
These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. In addition, the remaining amounts of "other" direct operating expense in the table above consists of share-based compensation, and the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2023 and 2022:

	Year Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business
Motion Picture	$270.9	$282.2	$(11.3)	(4.0)%
Television Production	33.3	33.0	0.3	0.9%
Total Studio Business	304.2	315.2	(11.0)	(3.5)%
Media Networks	496.5	545.1	(48.6)	(8.9)%
COVID-19 related charges	—	0.2	(0.2)	(100.0)%
Other	0.7	0.5	0.2	40.0%
Intersegment eliminations	0.3	—	0.3	n/a
	$801.7	$861.0	$(59.3)	(6.9)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$149.8	$153.3	$(3.5)	(2.3)%

Distribution and marketing expenses decreased in fiscal 2023 due to lower Media Networks and Studio Business distribution and marketing expense. The decrease at the Studio Business reflects lower Motion Picture home entertainment distribution and marketing expense and slightly lower Motion Picture theatrical P&A and Premium VOD expense. The decrease in Media Networks distribution and marketing expense was due to a decrease at Starz Networks of $25.5 million due to lower overall spend for advertising purchased in fiscal 2023 and lower media spend for our Starz Originals' premieres, and a decrease at LIONSGATE+ of $23.1 million primarily due to a decrease in direct response advertising in connection with the exited territories. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,				Increase (Decrease)
	2023	% of Revenues	2022	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$109.8		$93.1		$16.7	17.9%
Television Production	51.9		40.2		11.7	29.1%
Total Studio Business	161.7		133.3		28.4	21.3%
Media Networks	96.4		88.0		8.4	9.5%
Corporate	122.9		97.1		25.8	26.6%
Share-based compensation expense	95.4		98.3		(2.9)	(3.0)%
Purchase accounting and related adjustments	54.7		58.7		(4.0)	(6.8)%
Total general and administrative expenses	$531.1	13.8%	$475.4	13.2%	$55.7	11.7%

General and administrative expenses increased in fiscal 2023, resulting from increases in corporate, Studio Business and Media Networks general and administrative expenses, partially offset by decreased share-based compensation expense and purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $25.8 million, or 26.6%, primarily due to an increase in incentive based compensation.
Share-based compensation expense included in general and administrative expense in the fiscal year ended March 31, 2023 was comparable to the fiscal year ended March 31, 2022. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense	$95.4	$98.3
Restructuring and other(1)	4.2	—
Direct operating expense	1.7	1.2
Distribution and marketing expense	0.7	0.5
Total share-based compensation expense	$102.0	$100.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $4.0 million, or 6.8%, due to lower noncontrolling interest discount amortization of $9.4 million, partially offset by increased noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment of $5.4 million (see further detail in the reconciliation of operating income (loss) to total segment profit further below).
Depreciation and Amortization Expense. Depreciation and amortization of $180.3 million for fiscal 2023 increased $2.4 million from $177.9 million in fiscal 2022.

Restructuring and Other. Restructuring and other increased $395.1 million in fiscal 2023 as compared to fiscal 2022, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2023 and 2022 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairment(1)	$385.2	$—	$385.2	n/a
Severance(2)
Cash	18.0	$4.6	13.4	291.3%
Accelerated vesting on equity awards (see Note 13 to our consolidated financial statements)	4.2	—	4.2	n/a
Total severance costs	22.2	4.6	17.6	382.6%
COVID-19 related charges(3)	0.1	1.1	(1.0)	(90.9)%
Transaction and other costs(4)	4.4	11.1	(6.7)	(60.4)%
	$411.9	$16.8	$395.1	nm
_______________________
nm - Percentage not meaningful.
(1)Media Networks Goodwill Impairment and Restructuring: As previously discussed in the "Overview" section above, in fiscal 2023, in the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, we began a plan to restructure our LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). Our Starz domestic operations have also been impacted by these current market conditions, and we have revised our subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks segment in the second quarter ended September 30, 2022, as discussed in Note 1 to our consolidated financial statements.

During the third quarter ended December 31, 2022, due to the continuing macro and microeconomic conditions which led to the LIONSGATE+ restructuring, we expanded our restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

As a result of these restructuring initiatives, we recorded content impairment charges associated with impairment of programming related to the territories being exited and individual content abandonment upon removal of certain titles from the Starz platforms related to the Media Networks segment in fiscal 2023 of $379.3 million.

We are substantially complete with executing our LIONSGATE+ restructuring plan including exiting the territories discussed above, negotiating certain content related contractual commitments and performing our strategic review of content performance for consideration of removal from our various platforms. As of March 31, 2023, a portion of the territories had been exited, with the remaining territories fully exited in May 2023. We estimate we will incur additional charges ranging from approximately $20 million to $50 million related to certain contractual content commitments or programming content impairment charges, among other items, as we fully implement the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $20 million to $50 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in fiscal 2023, approximately $90 million reflects the future cash to be paid for the remaining amounts payable for this content. As we continue to fully implement the plan, including further strategic review of content performance, we may incur additional content impairment charges beyond these estimates. We expect the restructuring plan to be substantially completed by June 30, 2023, however, certain settlements of contractual commitments could extend beyond that date.

Other Impairments: Amounts in the fiscal year ended March 31, 2023 also include an impairment of an operating lease right-of-use asset related to the Studio Business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)Severance costs in the fiscal years ended March 31, 2023 and 2022 were primarily related to restructuring activities and other cost-saving initiatives.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs in the fiscal years ended March 31, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In fiscal 2023, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Goodwill Impairment. Goodwill impairment of $1.475 billion for the fiscal year ended March 31, 2023 reflects the impairment charge recorded in the second quarter ended September 30, 2022 related to the Media Networks reporting unit, as discussed in Item 2. Management's Discussion and Analysis, "Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets (see Note 6 to our consolidated financial statements). There was no comparable charge in the fiscal year ended March 31, 2022.
Interest Expense. Interest expense of $221.2 million in fiscal 2023 increased $45.2 million from fiscal 2022 due to higher average interest rates and balances on the revolving credit facility, higher average interest rates on the term loans, and higher average balances and interest rates associated with film related obligations in fiscal 2023. These increases were partially offset by a decrease due to the amortization of unrealized gains in accumulated other comprehensive income (loss) related to the termination of certain of our interest rate swaps on May 20, 2022 (see Note 18 to our consolidated financial statements). The following table sets forth the components of interest expense for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$12.9	$6.6
Term loans	63.0	33.1
Senior Notes	51.8	54.8
Other(1)	67.8	31.0
	195.5	125.5
Amortization of debt issuance costs and other non-cash interest(2)	25.7	50.5
Total interest expense	$221.2	$176.0
 ______________________
(1)Amounts include payments and receipts associated with the Company's interest rate swaps (see Note 18 to our consolidated financial statements) and interest payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other, see Note 8 to our consolidated financial statements). The increase in other interest expense primarily reflects an increase of $55.0 million related to film related obligations, partially offset by a $19.4 million benefit related to the Company's interest rate swaps.
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive loss related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our consolidated financial statements).

Interest and Other Income. Interest and other income of $6.4 million for the fiscal year ended March 31, 2023 compared to interest and other income of $30.8 million for the fiscal year ended March 31, 2022, due to insurance recoveries on prior shareholder litigation of $22.7 million in fiscal 2022 (see Note 17 to our consolidated financial statements).
Other Expense. Other expense of $26.9 million for fiscal 2023 compared to other expense of $10.9 million for fiscal 2022, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 19 to our consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $57.4 million for fiscal 2023 represented a gain associated with the repurchase of $200.0 million principal amount of 5.500% Senior Notes at a discount, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchases of the 5.500% Senior Notes.
In fiscal 2022, the loss on extinguishment of debt of $28.2 million was related to the write-off of a portion of debt issuance costs (including a portion of call premiums) associated with the redemption of the 5.875% Senior Notes and 6.375% Senior Notes and associated issuance of the 5.500% Senior Notes, the amendment of our credit agreement to extend the maturity of a portion of our revolving credit commitments and a portion of our outstanding term A loans, repurchases of the Term Loan B, and the termination of a portion of our revolving credit commitments. See Note 7 to our consolidated financial statements.
Gain on Investments. Gain on investments of $44.0 million for fiscal 2023 primarily represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia, compared to a gain on investments of $1.3 million for fiscal 2022.
Equity Interests Income (Loss). Equity interests income of $0.5 million in fiscal 2023 compared to equity interests loss of $3.0 million in fiscal 2022.

Income Tax Provision. We had an income tax provision of $21.3 million in fiscal 2023, compared to an income tax provision of $28.4 million in fiscal 2022. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for fiscal 2023 and fiscal 2022 was also impacted by charges for interest on uncertain tax benefits and additional uncertain tax benefits related to state income taxes identified during state tax audits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

At March 31, 2023, we had U.S. net operating loss carryforwards of approximately $1,561.5 million available to reduce future federal income taxes, certain of which expire beginning in 2037 through 2042, state net operating loss carryforwards of approximately $988.2 million available to reduce future state income taxes which expire in varying amounts beginning 2024, Canadian loss carryforwards of $2.5 million which will expire beginning in 2030, Luxembourg loss carryforwards of $235.1 million which will expire beginning in 2036, and other foreign jurisdiction loss carryforwards of $18.1 million which will expire beginning in 2028. In addition, at March 31, 2023, we had U.S. credit carryforwards related to foreign taxes paid of approximately $73.0 million to offset future federal income taxes that will expire beginning in 2024.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2023 was $2,010.2 million, or basic and diluted net loss per common share of $8.82 on 227.9 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2022 of $188.2 million, or basic and diluted net loss per common share of $0.84 on 224.1 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
The Company's primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Total segment profit represents the sum of segment profit for our individual segments, net of eliminations for intersegment transactions. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, charges resulting from Russia's invasion of Ukraine, and purchase accounting and related adjustments. Segment profit is a GAAP financial measure and is disclosed in Note 16 to our consolidated financial statements.
We also present below our total segment profit for all of our segments and the sum of our Motion Picture and Television Production segment profit as our "Studio Business" segment profit. Total segment profit and Studio Business segment profit, when presented outside of the segment information and reconciliations included in Note 16 to our consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The Company believes the presentation of total segment profit and Studio Business segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses before non-operating items. Total segment profit and Studio Business segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company's segments, both in total and for the Studio Business and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.
The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the fiscal years ended March 31, 2023 and 2022. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$(1,857.7)	$9.0	$(1,866.7)	nm
Corporate general and administrative expenses	122.9	97.1	25.8	26.6%
Goodwill impairment	1,475.0	—	1,475.0	n/a
Adjusted depreciation and amortization(1)	40.2	43.0	(2.8)	(6.5)%
Restructuring and other	411.9	16.8	395.1	nm
COVID-19 related charges (benefit)(2)	(11.6)	(3.4)	(8.2)	241.2%
Programming and content charges(2)	7.0	36.9	(29.9)	(81.0)%
Charges related to Russia's invasion of Ukraine(3)	—	5.9	(5.9)	(100.0)%
Adjusted share-based compensation expense(4)	97.8	100.0	(2.2)	(2.2)%
Purchase accounting and related adjustments(5)	195.5	194.0	1.5	0.8%
Total segment profit	$481.0	$499.3	$(18.3)	(3.7)%
_______________________
nm - Percentage not meaningful.
(1)Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Depreciation and amortization	$180.3	$177.9
Less: Amount included in purchase accounting and related adjustments	(140.1)	(134.9)
Adjusted depreciation and amortization	$40.2	$43.0
(2)COVID-19 related charges (benefit) represent the incremental costs included in direct operating expense and distribution and marketing expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. Programming and content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 3 and Note 15 to our consolidated financial statements for further information).
(3)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results.
(4)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Total share-based compensation expense	$102.0	$100.0
Less:
Amount included in restructuring and other(i)	(4.2)	—
Adjusted share-based compensation	$97.8	$100.0
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
(5)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.7	$0.4
General and administrative expense(i)	54.7	58.7
Depreciation and amortization	140.1	134.9
	$195.5	$194.0
(i)These adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended
	March 31,
	2023	2022
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$7.7	$7.7
Noncontrolling interest discount amortization	13.2	22.7
Noncontrolling equity interest in distributable earnings	33.8	28.3
	$54.7	$58.7

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business and Media Networks segment.

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)

Revenue
Studio Business
Motion Picture	$1,323.7	$1,185.3	$138.4	11.7%
Television Production	1,760.1	1,531.0	229.1	15.0%
Total Studio Business	$3,083.8	$2,716.3	$367.5	13.5%
Media Networks	1,546.5	1,536.2	10.3	0.7%
Intersegment eliminations	(775.5)	(648.2)	(127.3)	19.6%
	$3,854.8	$3,604.3	$250.5	7.0%
Segment Profit
Studio Business
Motion Picture	$276.5	$262.9	$13.6	5.2%
Television Production	133.4	83.9	49.5	59.0%
Total Studio Business	$409.9	$346.8	$63.1	18.2%
Media Networks	106.8	155.2	(48.4)	(31.2)%
Intersegment eliminations	(35.7)	(2.7)	(33.0)	nm
Total Segment Profit	$481.0	$499.3	$(18.3)	(3.7)%
_______________________
nm - Percentage not meaningful.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,323.7	$1,185.3	$138.4	11.7%
Expenses:
Direct operating expense	666.5	547.1	119.4	21.8%
Distribution & marketing expense	270.9	282.2	(11.3)	(4.0)%
Gross contribution	386.3	356.0	30.3	8.5%
General and administrative expenses	109.8	93.1	16.7	17.9%
Segment profit	$276.5	$262.9	$13.6	5.2%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$149.8	$153.3	$(3.5)	(2.3)%

Direct operating expense as a percentage of revenue	50.4%	46.2%

Gross contribution as a percentage of revenue	29.2%	30.0%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023			2022			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$115.6	$5.1	$120.7	$54.8	$10.5	$65.3	$55.4
Home Entertainment
Digital Media	354.7	172.8	527.5	325.5	171.6	497.1	30.4
Packaged Media	35.8	34.7	70.5	64.7	50.3	115.0	(44.5)
Total Home Entertainment	390.5	207.5	598.0	390.2	221.9	612.1	(14.1)
Television	173.8	44.0	217.8	213.1	44.8	257.9	(40.1)
International	298.7	66.3	365.0	178.4	56.0	234.4	130.6
Other	15.1	7.1	22.2	9.1	6.5	15.6	6.6
	$993.7	$330.0	$1,323.7	$845.6	$339.7	$1,185.3	$138.4
____________________
(1)Lionsgate Original Releases: Includes titles originally planned for a wide theatrical release by Lionsgate, including titles that have changed from a planned wide theatrical release to an initial direct-to-streaming release. These releases include films developed and produced in-house, films co-developed and co-produced and films acquired or licensed from third parties. In addition, Lionsgate Original Releases also includes multi-platform and direct-to-platform motion pictures originally released or licensed by Lionsgate, and the licensing of our original release motion picture content to other ancillary markets (location-based entertainment, games, etc.).
(2)Other Film: Includes acquired and licensed brands and libraries originally released by other parties such as third-party library product, including our titles released by acquired companies prior to our acquisition of the company (i.e., Summit Entertainment library), and titles released with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
Theatrical revenue increased $55.4 million in fiscal 2023, as compared to fiscal 2022, due to an increase of $60.8 million from Lionsgate Original Releases driven by the performance of our fiscal 2023 theatrical slate releases, and in particular, John Wick: Chapter 4, Jesus Revolution and Plane (all released in the fourth quarter of fiscal 2023). John Wick: Chapter 4 was theatrically released on March 24, 2023, therefore fiscal 2023 reflects revenue from seven days of the title's theatrical release. This increase was offset partially by a decrease of $5.4 million from Other Film due to lower revenue from our acquired library titles.
Home entertainment revenue decreased $14.1 million, or 2.3%, in fiscal 2023, as compared to fiscal 2022, due to lower packaged media revenue of $44.5 million, partially offset by higher digital media revenue of $30.4 million. The decrease in packaged media revenue was due to a decrease of $28.9 million from Lionsgate Original Releases due to fewer theatrical slate titles released on packaged media in fiscal 2023 as compared to fiscal 2022, resulting from the timing of our fiscal 2023 theatrical slate releases, and a decrease of $15.6 million from Other Film due to lower revenue from our acquired library and licensed library titles. The increase in digital media revenue was due to an increase of $29.2 million from Lionsgate Original Releases driven by the license of Shotgun Wedding to a direct-to-streaming platform in fiscal 2023, and revenue in fiscal 2023 from the fiscal 2022 theatrical slate release, Moonfall, partially offset by lower revenue from our direct-to-platform (i.e., SVOD) and multi-platform releases.
Television revenue decreased $40.1 million, or 15.5%, in fiscal 2023, as compared to fiscal 2022, due to a decrease from Lionsgate Original Releases of $39.3 million due to fewer television windows opening for our theatrical slate titles than in fiscal 2022 resulting from the timing of our fiscal 2023 theatrical slate releases. In particular, fiscal 2023 included revenue from the fiscal 2023 theatrical release, The Unbearable Weight of Massive Talent, and the fiscal 2022 theatrical releases, American Underdog and Moonfall. These compared to revenue in fiscal 2022 from the fiscal 2022 theatrical releases, Spiral, The Hitman's Wife's Bodyguard and Voyager, and the fiscal 2021 theatrical releases, Chaos Walking, Barb and Star Go to Vista Del Mar and Fatale.

International revenue increased $130.6 million, or 55.7%, in fiscal 2023, as compared to fiscal 2022 due to an increase from Lionsgate Original Releases of $120.3 million due to higher revenue generated in fiscal 2023 from our fiscal 2023 theatrical slate titles as compared to the revenue in fiscal 2022 from our fiscal 2022 theatrical slate titles, and higher revenue from direct-to-platform (i.e., SVOD) and multi-platform releases. In particular, fiscal 2023 included significant international revenue from the fiscal 2023 theatrical slate titles John Wick: Chapter 4, Shotgun Wedding, and The Unbearable Weight of Massive Talent. In addition, the increase in international revenue reflected an increase of $10.3 million from Other Film due to higher revenue in fiscal 2023 from our acquired library titles.
Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in fiscal 2023. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in fiscal 2023 as compared to fiscal 2022, including the higher amortization rate of the fiscal 2023 theatrical slate titles as compared to the fiscal 2022 theatrical slate titles. In addition, fiscal 2023 included an increase in development write-offs of $19.1 million on Lionsgate Original Releases, and an increase of $4.9 million related to foreign exchange losses. Investment in film write-downs included in Motion Picture segment direct operating expense in fiscal 2023 were $6.2 million, as compared to $1.2 million in fiscal 2022.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in fiscal 2023 is due to lower home entertainment distribution and marketing expense and slightly lower theatrical P&A and Premium VOD expense for Lionsgate Original Releases. Theatrical P&A and Premium VOD expense decreased due to lower expense associated with the fiscal 2023 theatrical slate releases, partially offset by higher expense for films to be released in subsequent quarters. In fiscal 2023, approximately $23.2 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters (Are You There God? It's Me, Margaret, White Bird: A Wonder Story and The Ballad of Songbirds and Snakes), compared to approximately $14.1 million in fiscal 2022. We expect Motion Picture distribution and marketing expense in fiscal 2024 to increase as compared to fiscal 2023, due to our larger expected fiscal 2024 theatrical slate and related theatrical P&A expense.
Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2023 increased $30.3 million, or 8.5%, as compared to fiscal 2022 due to higher Motion Picture revenue and lower distribution and marketing expense, partially offset by higher direct operating expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $16.7 million, or 17.9%, due to an increase in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,760.1	$1,531.0	$229.1	15.0%
Expenses:
Direct operating expense	1,541.5	1,373.9	167.6	12.2%
Distribution & marketing expense	33.3	33.0	0.3	0.9%
Gross contribution	185.3	124.1	61.2	49.3%
General and administrative expenses	51.9	40.2	11.7	29.1%
Segment profit	$133.4	$83.9	$49.5	59.0%

Direct operating expense as a percentage of revenue	87.6%	89.7%

Gross contribution as a percentage of revenue	10.5%	8.1%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Television Production	(Amounts in millions)
Television	$1,144.3	$1,094.5	$49.8	4.6%
International	277.7	256.5	21.2	8.3%
Home Entertainment
Digital	241.7	85.1	156.6	184.0%
Packaged Media	3.3	6.9	(3.6)	(52.2)%
Total Home Entertainment	245.0	92.0	153.0	166.3%
Other	93.1	88.0	5.1	5.8%
	$1,760.1	$1,531.0	$229.1	15.0%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in fiscal 2023 as compared to fiscal 2022, due to an increase of $62.6 million from intersegment revenues from the licensing of Starz original series Power Book II: Ghost Season 3, Power Book IV: Force Season 2, Heels Season 2, P-Valley Season 2, BMF Season 2, and Power Book III: Raising Kanan Seasons 2 and 3, among others) to Starz Networks, partially offset by a decrease from fewer television episodes delivered to third-parties.
International revenue in fiscal 2023 increased $21.2 million, or 8.3%, as compared to fiscal 2022, due to revenue in fiscal 2023 from Mythic Quest Season 3, The First Lady Season 1 and Acapulco Season 2, as compared to revenue in fiscal 2022 from Pam & Tommy Season 1, Dear White People Season 4 and Acapulco Season 1. In addition, the increase reflects an increase of $8.5 million from intersegment revenues from the licensing of Starz original series to LIONSGATE+.
Home entertainment revenue in fiscal 2023 increased $153.0 million, or 166.3%, as compared to fiscal 2022, due to digital media revenue in fiscal 2023 from Schitt's Creek Seasons 1 to 6 from the license to a streaming platform, Nashville Season 1 to 6, and Ghosts Season 1, which compared to digital media revenue in fiscal 2022 for Weeds Seasons 1 to 8 and Welcome to Flatch Season 1. In addition, the increase reflects higher digital media intersegment revenues of $49.6 million from the licensing of Starz original series to Starz Networks.
Other revenue increased in fiscal 2023 as compared to fiscal 2022, and primarily includes revenue of 3 Arts Entertainment which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2023 increased $167.6 million, or 12.2%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased slightly as compared to fiscal 2022, primarily due to the mix of titles generating revenue in fiscal 2023 as compared to fiscal 2022. In addition, fiscal 2023 included lower write-downs to fair value of investment in film and television programs, amounting to $4.6 million in aggregate, as compared to $34.9 million in fiscal 2022.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2023 increased by $61.2 million as compared to fiscal 2022 due to increased television production revenue, partially offset by higher direct operating expenses.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $11.7 million, or 29.1%, due to increases in salaries and related expenses and incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2023 and 2022:

	Year Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,546.5	$1,536.2	$10.3	0.7%
Expenses:
Direct operating expense	846.8	747.9	98.9	13.2%
Distribution & marketing expense	496.5	545.1	(48.6)	(8.9)%
Gross contribution	203.2	243.2	(40.0)	(16.4)%
General and administrative expenses	96.4	88.0	8.4	9.5%
Segment profit	$106.8	$155.2	$(48.4)	(31.2)%

Direct operating expense as a percentage of revenue	54.8%	48.7%

Gross contribution as a percentage of revenue	13.1%	15.8%

The following table sets forth the Media Networks segment profit by product line:

	Year Ended			Year Ended
	March 31, 2023			March 31, 2022
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,395.8	$150.7	$1,546.5	$1,428.9	$107.3	$1,536.2
Expenses:
Direct operating expense	695.5	151.3	846.8	606.8	141.1	747.9
Distribution & marketing expense	412.4	84.1	496.5	437.9	107.2	545.1
Gross contribution	287.9	(84.7)	203.2	384.2	(141.0)	243.2
General and administrative expenses	69.6	26.8	96.4	63.7	24.3	88.0
Segment profit	$218.3	$(111.5)	$106.8	$320.5	$(165.3)	$155.2

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

	March 31,	March 31,
	2023	2022
	(Amounts in millions)
Starz Domestic
Linear Subscribers	8.0	9.5
OTT Subscribers	12.3	11.5
Total	20.3	21.0
LIONSGATE+
Linear Subscribers	1.9	1.8
OTT Subscribers(1)	5.6	11.0
Total	7.5	12.8
Total Starz
Linear Subscribers	9.9	11.3
OTT Subscribers(1)	17.9	22.5
Total Starz	27.8	33.8
STARZPLAY Arabia(2)	2.5	2.0
Total Domestic and International Subscribers(2)	30.3	35.8

Subscribers by Platform:
Linear Subscribers	9.9	11.3
OTT Subscribers(1)(3)	20.4	24.5
Total Global Subscribers	30.3	35.8
___________________
(1)March 31, 2023 includes OTT subscribers totaling 0.6 million in the international territories still to be exited, and reflects a decrease from March 31, 2022 of 6.5 million for the international territories already exited as of March 31, 2023. March 31, 2022 includes OTT subscribers totaling 7.1 million for the international territories exited or being exited.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
Revenue. Media Networks revenue increased $10.3 million reflecting increased revenue at LIONSGATE+ of $43.4 million, mostly offset by a decrease of $33.1 million at Starz Networks. Revenue for the international territories exited or to be exited was approximately $40.6 million in fiscal 2023 and accounted for approximately $6.8 million of the $43.4 million increase in LIONSGATE+ revenue mentioned above. Starz Networks' revenue decreased primarily as a result of declines in revenue of $132.0 million from traditional linear services, which were offset by higher OTT revenue of $94.1 million resulting from increased subscriptions.
During fiscal 2023 and fiscal 2022, the following original series premiered on STARZ:

Year Ended March 31, 2023		Year Ended March 31, 2022
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Gaslit	April 24, 2022	The Girlfriend Experience Season 3	May 2, 2021
P-Valley Season 2	June 3, 2022	Run the World Season 1	May 16, 2021
Becoming Elizabeth Season 1	June 12, 2022	Blindspotting Season 1	June 13, 2021
Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Power Book III: Raising Kanan Season 2	August 14, 2022	Power Book III: Raising Kanan Season 1	July 18, 2021
Serpent Queen Season 1	September 11, 2022	Heels Season 1	August 15, 2021
		BMF - Black Mafia Family Season 1	September 26, 2021
Third Quarter:		Third Quarter:(1)
Step Up Season 3	October 16, 2022	Hightown Season 2	October 17, 2021
Dangerous Liaisons Season 1	November 6, 2022	Power Book II: Ghost Season 2	November 21, 2021
Fourth Quarter:		Fourth Quarter:
BMF - Black Mafia Family Season 2	January 6, 2023	Power Book IV: Force Season 1	February 6, 2022
Party Down Season 3	February 24, 2023	Outlander Season 6	March 6, 2022
Power Book II: Ghost Season 3	March 17, 2023	Shining Vale Season 1	March 6, 2022
___________________
(1)In addition, BMF - Black Mafia Family Season 1 premiered on September 26, 2021, with the majority of episodes airing during the three months ended December 31, 2021.
Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the segment profit margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the LIONSGATE+ international service, in its remaining territories, has and will continue to result in an increase in expenses as the service continues to expand.
The increase in Media Networks direct operating expenses is due to increases at Starz Networks of $88.7 million and LIONSGATE+ of $10.2 million in the fiscal year ended March 31, 2023. The increase in Starz Networks direct operating expense was primarily due to higher programming cost amortization related to our Starz Originals of $89.2 million primarily related to higher cost original series premieres, higher programming cost amortization of $3.6 million related to library content, and other increases in direct operating expense, partially offset by lower programming amortization of $4.1 million related to theatrical releases under our programming output agreements, and a benefit in fiscal 2023 of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ increased as a result of higher programming cost amortization of approximately $1.7 million and foreign exchange losses of approximately $6.1 million related to the strengthening U.S. dollar.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $25.5 million at Starz Networks due to lower overall spend for advertising purchased in fiscal 2023 and lower media spend for our Starz Originals' premieres, and a decrease of $23.1 million at LIONSGATE+ primarily due to a decrease in direct response advertising in connection with the exited territories.
Gross Contribution. The decrease in gross contribution compared to the fiscal year ended March 31, 2022 was due to a decrease in gross contribution at Starz Networks of $96.3 million, partially offset by lower negative gross contribution at LIONSGATE+ of $56.3 million, driven by higher direct operating expense, and lower Starz Networks revenue, partially offset by higher LIONSGATE+ revenue and lower distribution and marketing expense, as described above. The negative gross contribution related to the exited territories was approximately $34.8 million for fiscal 2023.
General and Administrative Expense. General and administrative expenses in the fiscal year ended March 31, 2023 increased from fiscal 2022, due to increases of $5.9 million at Starz Networks, and $2.5 million at LIONSGATE+.

Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in fiscal 2023 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of March 31, 2023, we had cash and cash equivalents of $272.1 million.
Corporate Debt
Our corporate debt at March 31, 2023, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at March 31, 2023) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $428.2 million outstanding at March 31, 2023.
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $831.7 million outstanding at March 31, 2023.
•Senior Notes: We have $800.0 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at March 31, 2023.

See Note 7 to our consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at March 31, 2023 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At March 31, 2023, there was $1,349.9 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes had contractual repayment dates in April and May 2023. At March 31, 2023, there was $83.6 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $235.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At March 31, 2023, there was $231.8 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At March 31, 2023, there was $143.8 million outstanding under the IP Credit Facility.

•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of March 31, 2023, there was $175.0 million outstanding under the Backlog Facility.
◦Other. In September 2022, the Company borrowed $43.4 million under a loan agreement which is secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements, which matures on March 28, 2026 (the "September 2022 Distribution Loan"). In December 2022, the Company borrowed $16.2 million under a loan agreement which matures on November 1, 2025 (the "December 2022 Distribution Loan", and together with the September 2022 Distribution Loan, the "Distribution Loans"). Outstanding loan balances under the Distribution Loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2023, $51.0 million remains outstanding under the Distribution Loans.
See Note 8 to our consolidated financial statements for a discussion of our film related obligations.
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
See Note 19 to our consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.

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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $343.6 million as of March 31, 2023 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 11 to our consolidated financial statements).
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

In February 2023, the Company paid $36.5 million as settlement of the exercised put option. The noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. We expect to continue to increase our investments in film and television programs and film and programming rights acquisitions. In addition, the LIONSGATE+ international service, in its remaining territories, has and will require capital investment as the service continues to expand. We are in the process of executing our LIONSGATE+ restructuring plan previously discussed under "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview", including exiting certain territories, negotiating certain content related contractual commitments and performing our strategic review of content performance for consideration of removal from our various platforms. We estimate we will incur additional charges ranging from approximately $20 million to $50 million related to certain contractual content commitments or programming content impairment charges, among other items, as we fully implement the plan. Of these total estimated future charges, the net future cash outlay is estimated to range from approximately $20 million to $50 million, which is inclusive of the amounts payable for the content, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the fiscal year ended March 31, 2023, approximately $90 million reflects the future cash to be paid for the remaining amounts payable for this content. As we continue to fully implement the plan, including further strategic review of content performance, we may incur additional content impairment charges beyond these estimates. We expect the restructuring plan to be substantially completed by June 30, 2023, however, certain settlements of contractual commitments could extend beyond that date.
In the short-term, we currently expect that our cash requirements for productions and marketing spend will increase in fiscal 2024 as compared to fiscal 2023.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and Backlog Facility and other financing obligations, and available production or license financing will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements, and international expansion in our remaining international territories. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, production loans and programming notes, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our Backlog Facility, and other obligations. In addition, we continue to invest in our LIONSGATE+ international service in its remaining territories, and may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to the COVID-19 global pandemic, inflation and rising interest rates and bank failures has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of March 31, 2023 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2023 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A(1)	428.2	28.9	399.3
Term Loan B	831.7	12.5	819.2
5.500% Senior Notes	800.0	—	800.0
Film related obligations(2)	2,035.1	1,007.2	1,027.9
Content related payables(3)	243.5	184.1	59.4
Operating lease obligations(4)	206.6	47.4	159.2
	4,545.1	1,280.1	3,265.0
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(5)	818.0	450.0	368.0
Interest payments on corporate debt(6)	399.7	96.6	303.1
Other contractual obligations	451.1	119.0	332.1
	1,668.8	665.6	1,003.2
Total future repayment of debt and other commitments under contractual obligations (6)	$6,213.9	$1,945.7	$4,268.2
 ___________________
(1)See Note 7 to our consolidated financial statements for further information on our corporate debt.
(2)See Note 8 to our consolidated financial statements for further information on our film related obligations.
(3)Content related payables include minimum guarantees and accrued licensed program rights obligations included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)See Note 9 to our consolidated financial statements for further information on leases.
(5)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition. See Note 17 to our consolidated financial statements for further information.
(6)Includes cash interest payments on our corporate debt, excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(7)Not included in the amounts above are $343.6 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11 to our consolidated financial statements).

We have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their pay-one windows. We are unable to estimate the amounts to be paid under the Universal agreement for films that have not yet been released in theaters, however, such amounts are expected to be significant.

For additional details of commitments and contingencies, see Note 17 to our consolidated financial statements.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2023, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2023, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the fiscal year ended March 31, 2023, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At March 31, 2023, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $2,018.8 million and accumulated deficit of $2,439.6 million were deemed free of restrictions from paying dividends at March 31, 2023.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $68.8 million for the fiscal year ended March 31, 2023 and decreased by $142.0 million for the fiscal year ended March 31, 2022, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows used in operating activities for the fiscal years ended March 31, 2023 and 2022 were as follows:

	Year Ended March 31,
	2023	2022	Net Change
	(Amounts in millions)
Net Cash Flows Used In Operating Activities	$(114.3)	$(660.9)	$546.6

Cash flows used in operating activities for the fiscal year ended March 31, 2023 were $114.3 million compared to cash flows used in operating activities of $660.9 million for the fiscal year ended March 31, 2022. The lower cash used in operating activities is due to lower cash used from changes in operating assets and liabilities of $581.3 million driven by lower cash used for investment in films and television programs and program rights, proceeds from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in fiscal 2023), and higher cash from other changes in operating assets and liabilities, partially offset by higher increases in accounts receivable, net, and higher decreases in accounts payable and accrued liabilities. The lower cash used from changes in operating assets and liabilities was partially offset by higher use of cash related to higher interest associated with higher interest rates and film related obligations balances. In addition, cash flows used in operating activities for the fiscal year ended March 31, 2023 included a net benefit of approximately $11.6 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $151.4 million for the fiscal year ended March 31, 2022 (see Note 19 to our consolidated financial statements).
During the fiscal year ended March 31, 2023, we terminated certain interest rate swaps (a portion of which were considered hybrid instruments with a financing component and an embedded at-market derivative that was a designated cash flow hedge), and received approximately $56.4 million. The $56.4 million received was classified in the consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps (and presented in the "proceeds from the termination of interest rate swaps" line item on the consolidated statement of cash flows), and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see Financing Activities below). See Note 18 to our consolidated financial statements.

Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2023 and 2022 were as follows:

	Year Ended March 31,
	2023	2022
	(Amounts in millions)
Investing Activities:
Proceeds from the sale of Pantaya	$—	$123.6
Proceeds from the sale of equity method and other investments	46.3	1.5
Investment in equity method investees and other	(17.5)	(14.0)
Distributions from equity method investees and other	1.9	7.2
Acquisition of assets (film library and related assets)	—	(161.4)
Increase in loans receivable	—	(4.3)
Capital expenditures	(49.0)	(33.1)
Net Cash Flows Used In Investing Activities	$(18.3)	$(80.5)
Cash flows used in investing activities of $18.3 million for the fiscal year ended March 31, 2023 reflects cash used for capital expenditures and investment in equity method investees and other, offset by proceeds from the sale of a portion of our ownership interest in STARZPLAY Arabia in the fiscal year ended March 31, 2023, compared to cash used for the acquisition of a film library and related assets offset by the receipt of proceeds during the fiscal year ended March 31, 2022 from the sale of Pantaya.
Financing Activities. Cash flows provided by financing activities for the fiscal years ended March 31, 2023 and 2022 were as follows:

	Year Ended March 31,
	2023	2022
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,523.0	$2,448.4
Debt - repurchases and repayments	(1,880.8)	(2,693.9)
Net repayments and repurchases of debt	(357.8)	(245.5)

Film related obligations - borrowings	1,688.6	1,253.4
Film related obligations - repayments	(1,073.0)	(347.6)
Net proceeds from film related obligations	615.6	905.8

Other financing activities	(194.0)	(60.9)
Net Cash Flows Provided By Financing Activities	$63.8	$599.4
Cash flows provided by financing activities of $63.8 million for the fiscal year ended March 31, 2023 compared to cash flows provided by financing activities of $599.4 million for the fiscal year ended March 31, 2022.
Cash flows provided by financing activities for fiscal 2023 primarily reflects net film related obligations borrowings of $615.6 million due to net borrowings under production loans and the Production Tax Credit Facility of $372.8 million and net borrowings under the Backlog Facility, IP Credit Facility and Distribution Loans of $242.5 million, offset by net debt repayments and repurchases of $357.8 million. Net debt repayments and repurchases of $357.8 million in fiscal 2023 included the below transactions, along with required repayments on our term loans:
•In April 2022, we voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million.
•During fiscal 2023, we repurchased $200.0 million principal amount of the 5.500% Senior Notes for $135.0 million.
In addition, other financing activities in the fiscal year ended March 31, 2023 includes $134.5 million for interest rate swap settlement payments due to $134.5 million for the pay down of the financing component of our terminated interest rate swaps in fiscal 2023 (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see discussion above in Operating Activities, and Note 18 to our consolidated financial statements). Other financing activities also includes tax withholding required on equity awards of $19.2 million and the purchase of noncontrolling interest of $36.5 million representing the settlement of the exercised Pilgrim Media Group put option.
Cash flows provided by financing activities for fiscal 2022 primarily reflects net film related obligations borrowings of $905.8 million as production activity increased in fiscal 2022, offset by net debt repayments and repurchases of $245.5 million (discussed below). In addition, other financing activities in fiscal 2022 includes $28.5 million for interest rate swap settlement payments due to an other-than-insignificant financing element on a portion of our interest rate swaps (see Note 18 to our consolidated financial statements), and $35.1 million for tax withholding required on equity awards. Net debt repayments and repurchases of $245.5 million in fiscal 2022 included the below transactions and associated debt issuance and redemption costs, along with required repayments on our term loans:
•On April 1, 2021, we redeemed in full all $518.7 million outstanding principal amount of our 5.875% Senior Notes and all $545.6 million outstanding principal amount of our 6.375% Senior Notes, and paid a prepayment premium of $15.2 million and $17.4 million on the 5.875% Senior Notes and 6.375% Senior Notes, respectively.
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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 12 to our consolidated financial statements, remaining performance obligations were $1.9 billion at March 31, 2023 (March 31, 2022 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at March 31, 2023 (March 31, 2022 - $1.3 billion).

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
Interest Rate Risk. At March 31, 2023, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate LIBOR-based debt. See Note 18 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a LIBOR rate plus 1.75%. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to a LIBOR rate plus 2.25%.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable LIBOR in effect as of March 31, 2023, each quarter point change in interest rates would result in a $2.0 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.
The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR and LIBOR-based interest, with applicable margins ranging from 1.15% to 3.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.6 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.5 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $235.0 million and $175.0 million, respectively).
At March 31, 2023, our 5.500% Senior Notes had an outstanding carrying value of $776.0 million, and an estimated fair value of $510.0 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $23.1 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $24.0 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2023:

		Year Ended March 31,						Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total	March 31, 2023
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)	28.9	41.2	44.5	313.6	—	—	428.2	415.4
Average Interest Rate	6.61%	6.61%	6.61%	6.61%	—	—
Term Loan B(1)	12.5	819.2	—	—	—	—	831.7	817.1
Average Interest Rate	7.11%	7.11%	—	—	—	—
Film related obligations(2)	1,007.2	796.3	59.8	30.4	141.4	—	2,035.1	2,035.1
Average Interest Rate	6.90%	6.58%	7.05%	7.46%	6.28%	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	800.0	800.0	510.0
Average Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	1,700.0	—	—	—	—	1,700.0	41.1
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our consolidated financial statements for further information).
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

As of March 31, 2023, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2023.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2023, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

Inherent Limitation on Effectiveness of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lions Gate Entertainment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
May 25, 2023

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at investors.lionsgate.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2023
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2023:
Reserves:
Returns and allowances	$19.3	$40.6	$—		$(42.3)	(2)	$17.6
Provision for doubtful accounts	$11.5	$1.1	$—		$(3.4)	(3)	$9.2
Deferred tax valuation allowance	$362.8	$115.9	$(23.0)	(4)	$—		$455.7

Year Ended March 31, 2022:
Reserves:
Returns and allowances	$26.1	$44.4	$—		$(51.2)	(2)	$19.3
Provision for doubtful accounts	$6.5	$5.3	$—		$(0.3)	(3)	$11.5
Deferred tax valuation allowance	$350.9	$40.4	$(28.5)	(4)	$—		$362.8

Year Ended March 31, 2021:
Reserves:
Returns and allowances	$33.7	$53.3	$—		$(60.9)	(2)	$26.1
Provision for doubtful accounts	$9.3	$(2.5)	$—		$(0.3)	(3)	$6.5
Deferred tax valuation allowance	$435.8	$(56.3)	$(28.6)	(4)	$—		$350.9
____________________________
(1)Charges for returns and allowances are charges against revenue.
(2)Actual returns and fluctuations in foreign currency exchange rates.
(3)Uncollectible accounts written off and fluctuations in foreign currency exchange rates. Includes $2.5 million related to accounts receivable previously reserved for bad debt from customers in Russia, related to Russia's invasion of Ukraine.
(4)Valuation allowance adjustments recorded in other comprehensive income and primarily associated with hedging activity.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	4/1/2021
4.2	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.3	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015
10.6	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.6.1	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.7	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.7.1	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.8	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.9	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015
10.10	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.11	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.12	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.12.1	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.12.2	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.12.3	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	10.34	5/23/2019
10.12.4	Amendment No. 4, dated as of April 6, 2021, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	10.1	4/6/2021
10.13*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan.	8-K	10.1	9/15/2021
10.13.1*	Form of Restricted Share Unit Award Agreement	10-Q	10.39	11/7/2019
10.13.2*	Form of Nonqualified Stock Option Agreement	10-Q	10.40	11/7/2019
10.13.3*	Form of Share Appreciation Rights Award Agreement	10-Q	10.41	11/7/2019
10.14*	Deferred Compensation Plan	10-Q	10.41	2/4/2021
10.15*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated November 1, 2019	10-Q	10.38	11/7/2019
10.15.1*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated June 22, 2020	10-Q	10.35	8/6/2020
10.16*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.1	8/26/2020
10.16.1*	First Amendment to Employment Agreement, dated August 12, 2022, between the Company and Jon Feltheimer	8-K	10.1	8/15/2022
10.17*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.1	12/21/2020
10.18*	Waiver and General Release Agreement dated February 15, 2023	8-K	10.1	2/17/2023
10.19x*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2022
10.20x*	Employment Agreement between Lions Gate Entertainment Corp. and Bruce Tobey dated as of March 27, 2023
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 (formatted as Inline XBRL and contained in Exhibit 101).
nleg
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2023.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 25, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2023
James W. Barge

/s/ MICHAEL BURNS	Vice Chairman, Director	May 25, 2023
Michael Burns

/s/ MIGNON CLYBURN	Director	May 25, 2023
Mignon Clyburn

/s/ GORDON CRAWFORD	Director	May 25, 2023
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2023
Jon Feltheimer

/s/ EMILY FINE	Director	May 25, 2023
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 25, 2023
Michael T. Fries

/s/ SUSAN MCCAW	Director	May 25, 2023
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 25, 2023
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 25, 2023
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 25, 2023
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 25, 2023
Hardwick Simmons

/s/ HARRY SLOAN	Director	May 25, 2023
Harry Sloan

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements, Investment in Films and Television Programs is stated at the lower of unamortized cost or estimated fair value. As disclosed in Note 3 to the consolidated financial statements, total impairment charges on investment in films and television programs related to theatrical films were $6.2 million for the year ended March 31, 2023 and the unamortized balance related to completed and not released and in progress theatrical films was $561.5 million at March 31, 2023.

Auditing the Company’s impairment evaluation for theatrical films prior to release is challenging and subjective as the key assumptions in the analysis include estimates of future anticipated revenues and box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s theatrical impairment review process. For example, we tested controls over management’s review of unreleased theatrical films for indicators of impairment and management’s determination of the significant assumptions mentioned above.

To test the assessment of unreleased theatrical films for impairment, our audit procedures included, among others, evaluating unreleased theatrical films for indicators of impairment and testing the completeness and accuracy of the underlying data as well as the significant assumptions mentioned above. For example, we assessed management’s assumptions by comparing them to historical performance of comparable films and to current operating information, we evaluated test audience results when available, and we considered the historical accuracy of management’s estimates. We also performed sensitivity analyses to evaluate the potential changes in the expected profitability of unreleased films resulting from reasonable changes in the assumptions.

Goodwill
Description of the Matter	As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, and between annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. As disclosed in Note 6 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $1.475 billion during the year ended March 31, 2023 related to the Media Networks reporting unit, and the remaining goodwill balance was $1.3 billion at March 31, 2023.

Auditing management’s evaluation of goodwill for impairment is complex and requires significant judgment due to the estimation required in determining the fair value of the reporting units. These fair value estimates are affected by significant assumptions such as the discount rate, projected annual revenue growth rate and EBITA margin, terminal growth rate, and market multiples, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s assessment of the significant assumptions used in the fair value measurements described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, historical financial performance, and other relevant factors. We assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also involved our specialists to evaluate the reasonableness of certain significant assumptions and the valuation methodologies used.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Los Angeles, California
May 25, 2023

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$272.1	$371.2
Accounts receivable, net	582.1	442.2
Other current assets	264.2	244.7
Total current assets	1,118.4	1,058.1
Investment in films and television programs and program rights, net	2,947.9	3,013.6
Property and equipment, net	89.5	81.2
Investments	64.7	56.0
Intangible assets	1,300.1	1,440.2
Goodwill	1,289.5	2,764.5
Other assets	616.1	577.6
Total assets	$7,426.2	$8,991.2
LIABILITIES
Accounts payable	$368.1	352.1
Content related payables	184.1	199.6
Other accrued liabilities	273.4	233.7
Participations and residuals	549.3	468.5
Film related obligations	1,007.2	751.5
Debt - short term portion	41.4	222.8
Deferred revenue	147.2	174.9
Total current liabilities	2,570.7	2,403.1
Debt	1,978.2	2,202.1
Participations and residuals	329.6	265.1
Film related obligations	1,016.4	650.3
Other liabilities	317.9	377.4
Deferred revenue	52.0	49.8
Deferred tax liabilities	31.8	38.8
Total liabilities	6,296.6	5,986.6
Commitments and contingencies (Note 17)

Redeemable noncontrolling interest	343.6	321.2

EQUITY
Class A voting common shares, no par value, 500.0 shares authorized, 83.5 shares issued (March 31, 2022 - 83.3 shares issued)	672.3	668.2
Class B non-voting common shares, no par value, 500.0 shares authorized, 145.9 shares issued (March 31, 2022 - 142.0 shares issued)	2,430.9	2,353.8
Accumulated deficit	(2,439.6)	(369.7)
Accumulated other comprehensive income	120.9	29.3
Total Lions Gate Entertainment Corp. shareholders' equity	784.5	2,681.6
Noncontrolling interests	1.5	1.8
Total equity	786.0	2,683.4
Total liabilities, redeemable noncontrolling interest and equity	$7,426.2	$8,991.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions, except per share amounts)
Revenues	$3,854.8	$3,604.3	$3,271.5
Expenses:
Direct operating	2,312.5	2,064.2	1,725.9
Distribution and marketing	801.7	861.0	719.3
General and administration	531.1	475.4	486.6
Depreciation and amortization	180.3	177.9	188.5
Restructuring and other	411.9	16.8	24.7
Goodwill impairment	1,475.0	—	—
Gain on sale of Pantaya	—	—	(44.1)
Total expenses	5,712.5	3,595.3	3,100.9
Operating income (loss)	(1,857.7)	9.0	170.6
Interest expense	(221.2)	(176.0)	(181.5)
Interest and other income	6.4	30.8	5.8
Other expense	(26.9)	(10.9)	(6.7)
Gain (loss) on extinguishment of debt	57.4	(28.2)	—
Gain on investments	44.0	1.3	0.5
Equity interests income (loss)	0.5	(3.0)	(6.1)
Loss before income taxes	(1,997.5)	(177.0)	(17.4)
Income tax provision	(21.3)	(28.4)	(17.1)
Net loss	(2,018.8)	(205.4)	(34.5)
Less: Net loss attributable to noncontrolling interests	8.6	17.2	15.6
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(2,010.2)	$(188.2)	$(18.9)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(8.82)	$(0.84)	$(0.09)
Diluted net loss per common share	$(8.82)	$(0.84)	$(0.09)

Weighted average number of common shares outstanding:
Basic	227.9	224.1	220.5
Diluted	227.9	224.1	220.5

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Net loss	$(2,018.8)	$(205.4)	$(34.5)
Foreign currency translation adjustments, net of tax	(1.9)	(4.6)	3.7
Net unrealized gain on cash flow hedges, net of tax	93.5	117.2	119.0
Comprehensive income (loss)	(1,927.2)	(92.8)	88.2
Less: Comprehensive loss attributable to noncontrolling interest	8.6	17.2	15.6
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(1,918.6)	$(75.6)	$103.8
See accompanying notes.

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity	Non-controlling Interests (a)	Total Equity
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2020	83.0	$659.2	136.4	$2,221.7	$(16.9)	$(206.0)	$2,658.0	$2.0	$2,660.0
Exercise of stock options	—	0.1	0.2	1.3	—	—	1.4	—	1.4
Share-based compensation, net of share cancellations for taxes	0.2	4.7	1.6	72.8	—	—	77.5	—	77.5
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Repurchase of common shares, no par value	(0.2)	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Net loss	—	—	—	—	(18.9)	—	(18.9)	0.2	(18.7)
Other comprehensive income	—	—	—	—	—	122.7	122.7	—	122.7
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(47.1)	—	(47.1)	—	(47.1)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.5	0.3	3.7	—	—	4.2	—	4.2
Share-based compensation, net of share cancellations for taxes	0.3	4.3	3.5	53.9	—	—	58.2	—	58.2
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	(188.2)	—	(188.2)	0.5	(187.7)
Other comprehensive income	—	—	—	—	—	112.6	112.6	—	112.6
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(98.6)	—	(98.6)	—	(98.6)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.4	3.8	—	—	3.8	—	3.8
Share-based compensation, net of share cancellations for taxes	0.2	3.8	3.5	73.1	—	—	76.9	—	76.9
Issuance of common shares	—	0.3	—	0.2	—	—	0.5	—	0.5
Noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Net loss	—	—	—	—	(2,010.2)	—	(2,010.2)	0.6	(2,009.6)
Other comprehensive income	—	—	—	—	—	91.6	91.6	—	91.6
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(59.7)	—	(59.7)	—	(59.7)
Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 11).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Operating Activities:
Net loss	$(2,018.8)	$(205.4)	$(34.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180.3	177.9	188.5
Amortization of films and television programs and program rights	1,665.3	1,567.7	1,189.8
Amortization of debt financing costs and other non-cash interest	25.7	50.5	44.8
Non-cash share-based compensation	102.0	100.0	89.0
Other amortization	69.2	92.5	73.2
Goodwill impairment	1,475.0	—	—
Content and other impairments	385.2	—	—
Gain on sale of Pantaya	—	—	(44.1)
(Gain) loss on extinguishment of debt	(57.4)	28.2	—
Equity interests income (loss)	(0.5)	3.0	6.1
Gain on investments	(44.0)	(1.3)	(0.5)
Deferred income taxes	(5.3)	(1.7)	3.4
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	188.7	—	—
Accounts receivable, net	(140.6)	(44.5)	137.9
Investment in films and television programs and program rights, net	(1,979.2)	(2,211.7)	(1,616.7)
Other assets	(41.9)	(212.4)	(4.0)
Accounts payable and accrued liabilities	(2.9)	1.4	32.7
Participations and residuals	145.4	(71.3)	(49.1)
Content related payables	(35.1)	64.9	(64.9)
Deferred revenue	(25.4)	1.3	47.9
Net Cash Flows Used In Operating Activities	(114.3)	(660.9)	(0.5)
Investing Activities:
Proceeds from the sale of Pantaya	—	123.6	—
Proceeds from the sale of equity method and other investments	46.3	1.5	4.1
Investment in equity method investees and other	(17.5)	(14.0)	(0.2)
Distributions from equity method investees and other	1.9	7.2	—
Acquisition of assets (film library and related assets)	—	(161.4)	—
Increase in loans receivable	—	(4.3)	—
Capital expenditures	(49.0)	(33.1)	(35.0)
Net Cash Flows Used In Investing Activities	(18.3)	(80.5)	(31.1)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,523.0	2,448.4	200.0
Debt - repurchases and repayments	(1,880.8)	(2,693.9)	(267.6)
Film related obligations - borrowings	1,688.6	1,253.4	392.5
Film related obligations - repayments	(1,073.0)	(347.6)	(53.0)
Settlement of financing component of interest rate swaps	(134.5)	(28.5)	(22.3)
Repurchase of common shares	—	—	(2.2)
Purchase of noncontrolling interest	(36.5)	—	—
Distributions to noncontrolling interest	(7.6)	(1.5)	(3.4)
Exercise of stock options	3.8	4.2	1.6
Tax withholding required on equity awards	(19.2)	(35.1)	(7.7)
Net Cash Flows Provided By Financing Activities	63.8	599.4	237.9
Net Change In Cash, Cash Equivalents and Restricted Cash	(68.8)	(142.0)	206.3
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(2.8)	(2.1)	4.2
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	384.6	528.7	318.2
Cash, Cash Equivalents and Restricted Cash - End Of Period	$313.0	$384.6	$528.7
See accompanying notes.

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business
Lionsgate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by an 18,000-title library and a valuable collection of iconic film and television franchises.
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
Significant Accounting Policies
Revenue Recognition
The Company's Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. The Company's Media Networks segment generates revenue primarily from the distribution of the Company's STARZ premium subscription video services, and through March 31, 2021, from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

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
Sales or Usage Based Royalties: Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of the Company's content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content with standalone functionality (such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements are generally not reported to the Company until after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company's customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.
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

•International. International revenues are derived from (1) licensing of the Company's productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company's productions, acquired films, and the Company's catalog product and libraries of acquired titles in the United Kingdom; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues are also generated from sales or usage based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company's customer generating a royalty due to the Company has occurred.

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

•Media Networks - Programming Revenues. Media Networks’ revenues are primarily derived from the domestic distribution of the Company's STARZ branded premium subscription video services through over-the-top ("OTT") streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through U.S. multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers, and telecommunications companies (collectively "Distributors") (in the aggregate, the "Starz Domestic Platform"). Media Networks revenues also include revenue from LIONSGATE+, which represents international revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside the United States. The Starz Domestic platform together with the LIONSGATE+ platforms are referred to as the "Starz Platforms"). Through March 31, 2021, Media Networks' revenues also included revenues from the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021, see Note 2 for further information.

Pursuant to the Company’s distribution agreements, revenues are primarily based on a fee based on the number of subscribers who receive the Company's services or based on other factors (variable fee arrangements), or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations. The Company also generates revenue through the distribution of its SVOD service directly to consumers through the Starz App.

The variable distribution fee arrangements represent sales or usage based royalties, which are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated, but not yet reported to the Company by its distribution partners, are made based on an estimated number of subscribers using historical trends and recent reporting. Other fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the distributor. Subscribers through the Starz App are billed in advance of the start of their monthly or annual membership and revenues are recognized ratably over each applicable membership period.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

Deferred revenue also relates to customer payments are made in advance of when the Company fulfills its performance obligation and recognizes revenue. This primarily occurs under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements do not contain significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company's risk of customer non-performance and incentivize the customer to exploit the Company's content.

See Note 12 for further information.

Accounts Receivable. Payment terms vary by location and type of customer and the nature of the licensing arrangement. However, other than certain multi-year license arrangements; payments are generally due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period. When the Company expects the period between fulfillment of its performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
Restricted Cash
At March 31, 2023, the Company had restricted cash of $40.9 million, primarily representing amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Facility (March 31, 2022 - $13.4 million). Restricted cash is included within “other current assets” and "other non-current assets" on the consolidated balance sheets (see Note 19).
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
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2023, 2022, and 2021, total capitalized interest was $28.1 million, $12.8 million, and $2.8 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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
While not significant through March 31, 2023, certain license agreements and productions may include additional ancillary rights in addition to the rights for exploitation on the Starz Platforms. A portion of the cost of these licenses and in some cases the cost of produced content, is allocated between the programming rights for exploitation on the Starz Platforms and investment in film and television programs for exploitation outside of the Starz Platforms in ancillary markets (e.g., home entertainment, digital platforms, television, etc.) based on the relative fair value of those markets. The estimates of fair value for the allocation between windows of exploitation on the Starz Platforms and ancillary markets is based on historical experience of the values of similar titles licensed in subsequent windows and estimates of future revenues in ancillary markets. Management believes these are reasonably reliable estimates of these values, however, these estimates involve uncertainty and management judgment.
Amortization. The cost of licensed program rights for films and television programs (including original series) are generally amortized on a title-by-title or episode-by-episode basis using an accelerated or straight-line method based on the expected and historical viewership patterns or the current and anticipated number of exhibitions over the license period or estimated life for owned or produced programs. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Participations and residuals are expensed in line with the amortization of production costs.
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
Content Monetized as a Group. For content that is predominantly monetized as a group (primarily licensed program rights in the Media Networks segment and internally produced programming, as discussed above), whenever events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized costs, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows of the group using the lowest level for which identifiable cash flows are independent of other produced and licensed content. The Company's film groups are generally aligned with the Company's networks and digital content offerings domestically (i.e, Starz Networks) and internationally by territory or groups of territories, where content assets are shared across the various territories. If the unamortized costs of the film group exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
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

Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Distribution equipment	3 — 7 years
Computer equipment and software	3 — 5 years
Furniture and equipment	5 — 7 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Land	Not depreciated
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
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in the "Other assets - non-current" line item in the Company's consolidated balance sheets. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the “Other accrued liabilities” and “Other liabilities - non-current” line items in the Company's consolidated balance sheets. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Finance Leases. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in the “Debt - short-term portion” and “Debt - non-current” line items in the Company's consolidated balance sheets, when applicable. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis over the lease term. The Company did not have any finance leases as of March 31, 2023 or 2022.

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
Under the equity method of accounting, the Company's share of the investee's earnings (losses) are included in the "equity interests income (loss)" line item in the consolidated statement of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2023, 2022, and 2021, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
At March 31, 2023, the carrying value of goodwill and indefinite-lived intangible assets was $1.29 billion and $250.0 million, respectively. The Company's indefinite-lived intangible assets consist of trade names primarily representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016. Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2023 were Motion Picture, Media Networks, and our Television and Talent Management businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
For the Company's annual goodwill impairment test for fiscal 2022, due to overall macroeconomic conditions, including the uncertainty of the longer-term economic impacts of the COVID-19 global pandemic, and the competitive environment for subscribers and its impact on subscriber growth rates, and our businesses, the Company performed a quantitative impairment assessment for all of its reporting units as of January 1, 2022. Based on the Company's annual quantitative impairment assessment for fiscal 2022, the Company determined that one of its reporting units (Media Networks) was at risk for impairment due to relatively small changes in certain key assumptions that could cause an impairment of goodwill.
In fiscal 2023, during the second quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on our growth in subscribers worldwide, the Company began implementing a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Company's Starz domestic operations have also been impacted by these current market conditions and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, have experienced a decline in market valuations, and reflecting this industry trend, as well as potential capital market transactions, and the factors discussed above, the market price of the Company's common shares had declined significantly through September 30, 2022. Accordingly, for the second quarter ended September 30, 2022, the Company updated its quantitative impairment assessment for all of its reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.0% to 14.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on its quantitative impairment assessment, the Company determined that the fair value of its reporting units exceeded the carrying values for all of its reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter ended September 30, 2022, related to the Company's Media Networks reporting unit goodwill, which is recorded as a separate line item "goodwill impairment" in the consolidated statement of operations (see Note 6 to the consolidated financial statements). Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continues to be considered "at risk" of impairment.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company's annual goodwill impairment test for fiscal 2023, the Company performed a qualitative goodwill impairment assessment for all its reporting units. The Company's qualitative assessment considered the increase in the market price of the Company’s common shares from September 30, 2022, the recent performance of the Company’s reporting units, and updated forecasts of performance and cash flows, as well as the continuing micro and macroeconomic environment, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required.
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
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
For fiscal 2023, during the second quarter ended September 30, 2022, due to the events and their impact discussed above related to the Company's Media Networks reporting unit, the Company performed a quantitative impairment assessment of its indefinite-lived trade names. Based on the quantitative impairment assessment of its trade names, the Company concluded that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment.
During the fourth quarter ended March 31, 2023, for its annual impairment assessment, since the indefinite-lived intangible asset was not considered at risk for impairment when quantitatively tested at September 30, 2022, the Company performed a qualitative impairment assessment of its indefinite-lived trade names. Based on the qualitative impairment assessment of its trade names, the Company concluded that it is more-likely-than-not that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment.
Finite-Lived Intangible Assets
At March 31, 2023, the carrying value of the Company's finite-lived intangible assets was approximately $1.05 billion. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $1.04 billion. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
Amortizable intangible assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. The impairment test is performed at the lowest level of cash flows associated with the asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value.
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2022 and fiscal 2023, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and the economic uncertainty from the COVID-19 global pandemic, we performed an impairment

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Advertising expenses for the year ended March 31, 2023 were $610.7 million (2022 — $662.4 million, 2021 — $532.6 million) which were recorded as distribution and marketing expenses.
Income Taxes
Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset, on a jurisdiction-by-jurisdiction basis, will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.
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
Tax credits earned with respect to expenditures on qualifying film and television productions are recorded as a reduction to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 3 and Note 19).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 10). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income or loss and included in unrealized gains (losses) on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive income or loss to net income or net loss when the underlying hedged item is recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. See Note 18 for further discussion of the Company's derivative financial instruments.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 13 for further discussion of the Company’s share-based compensation.
Transfers of Financial Assets
The Company enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the Company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. When the true sales criteria are met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the combined statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the consolidated balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the consolidated statements of cash flows. See Note 19 for discussion of the Company’s accounts receivable monetization.
Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2023, 2022 and 2021 is presented below:

	Year Ended March 31,
	2023	2022	2021
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(2,010.2)	$(188.2)	$(18.9)
Denominator:
Weighted average common shares outstanding	227.9	224.1	220.5
Basic and diluted net loss per common share	$(8.82)	$(0.84)	$(0.09)

As a result of the net loss in the fiscal years ended March 31, 2023, 2022 and 2021, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2023, 2022 and 2021 totaled 2.9 million, 5.3 million and 2.2 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the years ended March 31, 2023, 2022 and 2021, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	23.0	16.0	24.6
Restricted share units	2.2	0.4	1.4
Other issuable shares	3.5	2.2	3.1
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	28.7	18.6	29.1
Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2023
Government Assistance: In November 2021, the Financial Accounting Standards Board ("FASB") issued guidance which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted this guidance on April 1, 2022 and is applying its provisions prospectively, with no material impact to the Company's financial statements. See Note 3 and Note 19 for information related to production tax credits.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and Dispositions
Acquisition
Spyglass. On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a minority preferred equity interest in Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing, $10.0 million was paid in July 2022, and the remaining $10.0 million is to be paid in July 2023. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs on the Company's consolidated balance sheet. The equity interest was accounted for as an equity-method investment (see Note 5).
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

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization(1)(2)
Released, net of accumulated amortization	$611.7	$557.5
Completed and not released	278.7	121.4
In progress	457.0	574.9
In development	64.1	102.7
	1,411.5	1,356.5
Film Group Monetization
Released, net of accumulated amortization	$657.8	469.5
Completed and not released	281.7	253.2
In progress	303.0	427.6
In development	8.2	11.4
	1,250.7	1,161.7
Licensed program rights, net of accumulated amortization	285.7	495.4
Investment in films and television programs and program rights, net	$2,947.9	$3,013.6
________________________
(1)At March 31, 2023, the unamortized balance related to completed and not released and in progress theatrical films was $561.5 million.
(2)Production tax credits reduced total investment in films and television programs by $181.2 million during the year ended March 31, 2023, which resulted in a reduction of direct operating expense related to the amortization of investment in films and television programs cost of approximately $84.3 million for the year ended March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2023, acquired film and television libraries have remaining unamortized costs of $132.8 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 18.2 years (March 31, 2022 - unamortized costs of $149.9 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the consolidated statement of operations:

	Year Ended
	March 31,
	2023	2022	2021

Amortization expense:
Individual monetization	$951.2	$887.3	$539.3
Film group monetization	330.0	303.0	229.0
Licensed program rights	384.1	377.4	421.5
	$1,665.3	$1,567.7	$1,189.8

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of March 31, 2023:

	Year Ending
	March 31,
	2024	2025	2026
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$237.0	$85.5	$83.2
Film group monetization	$317.8	$131.3	$79.5
Licensed program rights	$145.4	$42.6	$24.6

Completed and not released investment in films and television programs:
Individual monetization	$170.4	n/a	n/a
Film group monetization	$281.7	n/a	n/a

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our consolidated statement of operations they are recorded in for the fiscal years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense:
Motion Picture	$6.2	$1.2	$19.4
Television Production	4.6	34.9	10.3

Impairments not included in segment operating results(1):
Included in direct operating expense	—	36.9	15.4
Included in restructuring and other	379.3	—	—
	$390.1	$73.0	$45.1
________________________
(1)Fiscal 2023: Represents charges related to the Media Networks restructuring plan initiatives, including content impairment of programming in certain international territories associated with the restructuring of LIONSGATE+ (formerly STARPLAY International), and individual content charges pursuant to a strategic review of content performance across Starz's domestic and international platforms resulting in certain programming being removed from those platforms and written down to fair value.

Fiscal 2022: Represents impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment.

Fiscal 2021: Represents impairment charges as a result of changes in performance expectations associated with the circumstances associated with the COVID-19 global pandemic.

Of the impairments not included in segment operating results, none, none and $15.4 million for fiscal 2023, 2022 and 2021, respectively, related to motion picture titles.

See Note 15 and Note 16 for further information.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Distribution equipment	$19.1	$18.8
Leasehold improvements	58.7	43.5
Property and equipment	23.8	25.3
Computer equipment and software	241.6	219.7
	343.2	307.3
Less accumulated depreciation and amortization	(254.9)	(227.3)
	88.3	80.0
Land	1.2	1.2
	$89.5	$81.2

During the year ended March 31, 2023, depreciation expense amounted to $40.1 million (2022 - $43.0 million; 2021 - $44.0 million, and amounts in fiscal 2021 include the amortization of assets previously recorded under finance leases).

5. Investments
The Company's investments consisted of the following:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Investments in equity method investees	$63.1	$53.9
Other investments	1.6	2.1
	$64.7	$56.0

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. On October 17, 2022, the Company sold a portion of its ownership interest in STARZPLAY Arabia and received net proceeds of $43.4 million, and the Company recorded a gain of $43.4 million on the sale which is included in gain (loss) on investments in the Company's consolidated statement of operations. Subsequent to the transaction, the Company continues to hold a minority ownership interest in STARZPLAY Arabia.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Current assets	$189.0	$125.3
Non-current assets	$203.0	$166.4
Current liabilities	$215.5	$253.9
Non-current liabilities	$65.0	$59.8

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Revenues	$185.3	$86.0	$84.6
Gross profit	$35.1	$26.5	$32.0
Net loss	$(39.0)	$(46.1)	$(62.6)

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2021 and March 31, 2022	$393.7	$401.9	$1,968.9	$2,764.5
Impairment(1)	—	—	(1,475.0)	(1,475.0)
Balance as of March 31, 2023	$393.7	$401.9	$493.9	$1,289.5
_______________
(1)See Note 1, Goodwill Impairment Assessments, for further information on the goodwill impairment recorded in fiscal 2023 related to the Media Networks segment.

Intangible Assets
Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$807.8	$1,044.2	$1,852.0	$671.3	$1,180.7
Trademarks and trade names	3.6	2.6	1.0	3.6	2.2	1.4
Other	23.9	19.0	4.9	23.9	15.8	8.1
	$1,879.5	$829.4	$1,050.1	$1,879.5	$689.3	$1,190.2
_______________
(1)Customer relationships primarily represent Starz affiliation agreements with distributors.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2023, 2022 and 2021 was approximately $140.2 million, $134.9 million, and $144.5 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2024 through 2028 is estimated to be approximately $134.7 million, $128.3 million, $118.7 million, $113.4 million, and $108.4 million, respectively.

Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets not subject to amortization consisted of the following:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Indefinite-lived intangible assets not subject to amortization:
Tradenames(1)	$250.0	$250.0
_______________
(1)Tradenames are related to the Starz brand name, which have an indefinite useful life and are not amortized, but rather are assessed for impairment at least annually or more frequently whenever events or circumstances indicate that the rights might be impaired.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	428.2	638.5
Term Loan B	831.7	844.2
5.500% Senior Notes	800.0	1,000.0
Total corporate debt	2,059.9	2,482.7
Unamortized debt issuance costs	(40.3)	(57.8)
Total debt, net	2,019.6	2,424.9
Less current portion	(41.4)	(222.8)
Non-current portion of debt	$1,978.2	$2,202.1

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2023:

	Maturity Date	Year Ending March 31,
Debt Type		2024	2025	2026	2027	2028	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	April 2026	$—	$—	$—	$—	$—	$—	$—
Term Loan A	April 2026	28.9	41.2	44.5	313.6	—	—	428.2
Term Loan B	March 2025	12.5	819.2	—	—	—	—	831.7
5.500% Senior Notes	April 2029	—	—	—	—	—	800.0	800.0
		$41.4	$860.4	$44.5	$313.6	$—	$800.0	2,059.9
Less aggregate unamortized debt issuance costs								(40.3)
								$2,019.6

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at March 31, 2023 there was $1.25 billion available. There were no letters of credit outstanding at March 31, 2023. However, borrowing levels are subject to certain financial covenants as discussed below. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to LIBOR plus 1.75% (or an alternative base rate plus 0.75%) margin, with a LIBOR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 6.61% as of March 31, 2023, before the impact of interest rate swaps).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Term Loan B: The term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to LIBOR plus 2.25% margin, with a LIBOR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 7.11% as of March 31, 2023, before the impact of interest rate swaps).
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
Optional Prepayment:
•Revolving Credit Facility, Term Loan A & Term Loan B: The Company may voluntarily prepay the Revolving Credit Facility, Term Loan A and Term Loan B at any time without premium or penalty.
Security. The Senior Credit Facilities are guaranteed by the guarantors named in the Credit Agreement and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Credit Agreement), subject to certain exceptions.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2023, the Company was in compliance with all applicable covenants.
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
In July 2021, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions and other market participants, recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index based on transactions in the market for short-term treasury securities. The publication of SOFR began in April 2018, and, therefore, it has a very limited history and the effects of the phase out of LIBOR and the adoption of SOFR have not been fully determined.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2023, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At March 31, 2023, the capacity to pay dividends under the Senior Credit Facilities, and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $2,018.8 million and accumulated deficit of $2,439.6 million were deemed free of restrictions from paying dividends at March 31, 2023.

Debt Transactions:
Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.
Senior Notes Repurchases. In the fiscal year ended March 31, 2023, the Company repurchased $200.0 million principal amount of the 5.500% Senior Notes for $135.0 million, together with accrued and unpaid interest.
In May 2023, the Company repurchased $85.0 million principal amount of the 5.500% Senior Notes for $61.4 million, together with accrued and unpaid interest.

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
Credit Agreement Amendment. On April 6, 2021, the Company amended its Credit Agreement to, among other things, extend the maturity (the "Extension") of a portion of its revolving credit commitments, amounting to $1.25 billion, and a portion of its outstanding term A loans, amounting to $444.9 million to April 6, 2026, and make certain other changes to the covenants and other provisions therein. After giving effect to the Extension, $250.0 million of the prior revolving credit commitments and $215.1 million of term A loans remained outstanding with a maturity of March 22, 2023. The revolving credit commitments due in March of 2023 were terminated in November 2021 and the term A loans due in March of 2023 were repaid in full in April 2022 (see Fiscal 2023 discussion above).
See the Accounting for the Fiscal 2022 Senior Notes Redemption and Issuance and Credit Agreement Amendment section further below.
Term Loan B Repurchases. During the year ended March 31, 2022, the Company completed a series of repurchases of the Term Loan B and, in aggregate, paid $95.3 million to repurchase $96.0 million principal amount of the Term Loan B.

Gain (Loss) on Extinguishment of Debt
During the fiscal years ended March 31, 2023 and 2022, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below. There was no loss on extinguishment of debt in the year ended March 31, 2021.

	Year Ended March 31,
	2023	2022
Gain (Loss) on Extinguishment of Debt:
Term Loan A prepayment	$(1.3)	$—
Senior Notes repurchases in fiscal 2023; Senior Notes redemption and issuance in fiscal 2022(1)	58.7	(24.7)
Credit Agreement amendment (Revolving Credit Facility and Term Loan A)(1)	—	(1.7)
Termination of a portion of Revolving Credit Facility commitments	—	(1.1)
Term Loan B repurchases and other	—	(0.7)
	$57.4	$(28.2)
________________________
(1)See Accounting for the Fiscal 2022 Senior Notes Redemption and Issuance and Credit Agreement Amendment section below.
Accounting for the Fiscal 2022 Senior Notes Redemption and Issuance and Credit Agreement Amendment:
Revolving Credit Facility Credit Agreement Amendment on April 6, 2021.
•Unamortized debt issuance costs: Where the borrowing capacity (measured as the amount available under the revolving credit facility multiplied by the remaining term) was less than it was prior to the amendment measured on a creditor-by-creditor basis, the unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity.
•Fees paid to creditors and third-party costs: All fees paid to creditors or third parties (i.e., new debt issuance costs) are being amortized over the term of the Revolving Credit Facility due in 2026.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan A Credit Agreement Amendment on April 6, 2021 and Senior Notes Redemption and Issuance on April 1, 2021. With respect to substantially all creditors participating in the Term Loan A and for the portion of the Senior Notes where the creditors participated in both the redeemed Senior Notes and the new Senior Notes, the amendment of the credit agreement and the Senior Notes redemption and issuance was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Where the cash flows differed by more than 10% on a creditor by creditor basis, that portion was considered a debt extinguishment. For new participating creditors, their portion of the debt was treated as new issuances to new creditors. Accordingly, the associated costs were accounted for as follows:
•Unamortized debt issuance costs, third-party costs and fees paid to creditors: To the extent the refinancing was considered a modification of terms, the unamortized debt issuance costs and fees paid to creditors were recorded as a reduction of the applicable debt outstanding, and are being amortized over the applicable term of the debt and the third-party costs were expensed as a loss on extinguishment of debt. To the extent the refinancing was considered an extinguishment, the unamortized debt issuance costs and fees paid to creditors were expensed as a loss on extinguishment of debt, and the third-party costs were recorded as a reduction of the applicable debt outstanding and are being amortized over the applicable term of the debt. For both the Term Loan A and Senior Notes, to the extent there was a reduction of the outstanding balance on a creditor-by-creditor basis (i.e., a partial prepayment of debt), previously incurred unamortized debt issuance costs and fees were expensed as a loss on extinguishment of debt on the consolidated statement of operations.

For all of the above transactions, debt issuance costs recorded as a reduction of outstanding debt are amortized using the effective interest method.
The following table summarizes the accounting for the fiscal 2022 Credit Agreement amendment and Senior Notes redemption and issuance transactions, as described above:

	Year Ended March 31, 2022
	Loss on Extinguishment of Debt	Recorded as a Reduction of Outstanding Debt Balances & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
Credit Agreement amendment (Revolving Credit Facility and Term Loan A) and Senior Notes redemption and issuance:
New debt issuance costs and call premiums	$21.2	$31.0	$52.2
Previously incurred debt issuance costs	5.2	31.1	36.3
	$26.4	$62.1	$88.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Film Related Obligations

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Film related obligations:
Production Loans	1,349.9	966.3
Production Tax Credit Facility	231.8	224.0
Programming Notes	83.6	96.4
Backlog Facility and Other	226.0	—
IP Credit Facility	143.8	123.5
Total film related obligations	2,035.1	1,410.2
Unamortized debt issuance costs	(11.5)	(8.4)
Total film related obligations, net	2,023.6	1,401.8
Less current portion	(1,007.2)	(751.5)
Total non-current film related obligations	$1,016.4	$650.3

The following table sets forth future annual repayment of film related obligations as of March 31, 2023:

	Year Ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	(Amounts in millions)
Production Loans	$810.0	$539.9	$—	$—	$—	$—	$1,349.9
Production Tax Credit Facility(1)	—	231.8	—	—	—	—	231.8
Programming Notes	83.6	—	—	—	—	—	83.6
Backlog Facility and Other(1)	77.5	—	29.4	—	119.1	—	226.0
IP Credit Facility(2)	36.1	24.6	30.4	30.4	22.3	—	143.8
	$1,007.2	$796.3	$59.8	$30.4	$141.4	$—	$2,035.1
Less unamortized debt issuance costs							(11.5)
							$2,023.6
________________________
(1)The repayment dates are based on the projected future amount of collateral available under these facilities. Net advances and payments under these facilities can fluctuate depending on the amount of collateral available.
(2)Repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable (see further information below).
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR and LIBOR-based interest at a weighted average rate of 6.74% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,277.8 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $72.1 million are unsecured.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended on March 29, 2022, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.41% at March 31, 2023). The Production Tax Credit Facility matures on January 27, 2025. As of March 31, 2023, there was $3.2 million available under the Production Tax Credit Facility.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses, related to the Company's Media Networks business. The Company's programming notes had contractual repayment dates in April and May 2023, and incur SOFR and LIBOR-based interest at a weighted average rate of 8.14%.
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.46% at March 31, 2023). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.06% at March 31, 2023). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of March 31, 2023, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2022 - no amounts outstanding).
Other. In June 2022, the Company borrowed $118.6 million under a loan agreement which was secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements (the "June 2022 Distribution Loan"), which was fully repaid in the second and third quarter of fiscal 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2022, the Company borrowed $43.4 million under a loan agreement which matures on March 28, 2026 (the "September 2022 Distribution Loan") and bears interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 1.50% per annum (effective interest rate of 6.42% at March 31, 2023).
In December 2022, the Company borrowed $16.2 million under a loan agreement which matures on November 1, 2025 (the "December 2022 Distribution Loan", and together with the September 2022 Distribution Loan, the "Distribution Loans"), and bears interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 2.10% per annum (effective interest rate of 7.02% at March 31, 2023). The December 2022 Distribution Loan provides for total borrowings up to an aggregate of $18.7 million.
Outstanding loan balances under the Distribution Loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2023, $51.0 million remains outstanding under the Distribution Loans.

9. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to approximately 11.5 years.
The components of lease cost were as follows:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Operating lease cost(1)	$48.4	$54.9	$45.1

Finance lease cost
Amortization of right-of-use assets	—	—	2.6
Interest on lease liabilities	—	—	1.6
Total finance lease cost	—	—	4.2

Short-term lease cost(2)	145.0	233.1	129.5
Variable lease cost(3)	3.1	1.4	2.6
Total lease cost	$196.5	$289.4	$181.4
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
(3)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2023	March 31, 2022
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$169.0	170.7

Lease liabilities (current)	Other accrued liabilities	$47.4	41.4
Lease liabilities (non-current)	Other liabilities - non-current	159.2	159.3
		$206.6	200.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2023	March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	5.6	6.0

Weighted average discount rate:
Operating leases	3.81%	3.32%
The expected future payments relating to the Company's lease liabilities at March 31, 2023 are as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2024	$52.8
2025	43.7
2026	36.4
2027	29.5
2028	28.6
Thereafter	39.0
Total lease payments	230.0
Less imputed interest	(23.4)
Total	$206.6

As of March 31, 2023, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities, certain of which are owned by an equity-method investee, for which construction related to those leases has not yet been completed. The leases are for terms up to 10.5 years, commencing upon completion of construction (currently expected to be ranging from calendar years 2023 to 2025). The leases include an option to terminate the leases prior to expiration of lease year seven, and an option to extend the initial term for an additional 10 years. The total minimum lease payments under these leases in aggregate are approximately $254.1 million. See Note 20 for further information related to leases with equity-method investees.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Equity securities with a readily determinable fair value	$—	$—	$—	$0.5	$—	$0.5
Forward exchange contracts (see Note 18)	—	2.9	2.9	—	3.5	3.5
Interest rate swaps (see Note 18)(1)	—	41.1	41.1	—	120.1	120.1

Liabilities:
Forward exchange contracts (see Note 18)	—	(0.1)	(0.1)	—	(2.8)	(2.8)
Interest rate swaps (see Note 18)	—	—	—	—	28.6	28.6
________________
(1)Amounts at March 31, 2022 exclude $88.1 million of financing component of interest rate swaps presented in the table below (none at March 31, 2023).
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, film related obligations, and interest rate swaps at March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$424.2	$415.4	$631.9	$625.7
Term Loan B	827.2	817.1	837.5	828.3
5.500% Senior Notes	776.0	510.0	965.8	962.5
Production Loans	1,346.1	1,349.9	963.7	966.3
Production Tax Credit Facility	229.4	231.8	221.1	224.0
Programming Notes	83.6	83.6	96.4	96.4
Backlog Facility and Other	223.7	226.0	—	—
IP Credit Facility	140.8	143.8	120.6	123.5
Financing component of interest rate swaps(2)	—	—	134.0	122.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Amounts at March 31, 2022 include $88.1 million recorded as a reduction of assets under master netting arrangements (none at March 31, 2023).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at March 31, 2023 and 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Beginning balance	$321.2	$219.1	$167.8
Net loss attributable to redeemable noncontrolling interests	(9.2)	(17.7)	(15.9)
Noncontrolling interests discount accretion	13.2	22.7	22.7
Adjustments to redemption value	78.4	98.6	47.1
Other	1.7	—	—
Cash distributions	(6.6)	(1.5)	(2.6)
Purchase of noncontrolling interest	(55.1)	—	—
Ending balance	$343.6	$321.2	$219.1

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group. In connection with the acquisition of a controlling interest in Pilgrim Media Group on November 12, 2015, the Company recorded a redeemable noncontrolling interest of $90.1 million, representing 37.5% of Pilgrim Media Group. Pursuant to an amendment dated April 2, 2021, the put and call rights associated with the Pilgrim Media Group noncontrolling interest were extended and modified, such that the noncontrolling interest holder had a right to put and the Company had a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. On November 14, 2022 the noncontrolling interest holder exercised the right to put a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group. In February 2023, the Company paid $36.5 million as settlement of the exercised put option, and recorded a reduction to redeemable noncontrolling interest of $55.1 million representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the settlement of the put recorded as an increase to accumulated deficit of $18.6 million. The noncontrolling interest holder has a right to put and the Company has a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company and require partial cash settlement, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

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

Other. The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests

The Company has other immaterial noncontrolling interests that are not redeemable.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$120.7	$65.3	$12.0
Home Entertainment
Digital Media	527.5	497.1	461.5
Packaged Media	70.5	115.0	139.5
Total Home Entertainment	598.0	612.1	601.0
Television	217.8	257.9	230.2
International	365.0	234.4	217.0
Other	22.2	15.6	20.9
Total Motion Picture revenues	1,323.7	1,185.3	1,081.1

Television Production
Television	1,144.3	1,094.5	474.0
International	277.7	256.5	164.5
Home Entertainment
Digital Media	241.7	85.1	127.1
Packaged Media	3.3	6.9	5.7
Total Home Entertainment	245.0	92.0	132.8
Other	93.1	88.0	60.5
Total Television Production revenues	1,760.1	1,531.0	831.8

Media Networks - Programming Revenues
Domestic(1)	1,395.8	1,428.9	1,497.2
International	150.7	107.3	65.5
	1,546.5	1,536.2	1,562.7

Intersegment eliminations	(775.5)	(648.2)	(204.1)
Total revenues	$3,854.8	$3,604.3	$3,271.5
__________________
(1)Media Networks domestic revenues for the year ended March 31, 2021 includes revenue of $50.3 million from the Company's former Other Streaming Services product line, related to the Company's former interest in Pantaya, which was sold on March 31, 2021 (see Note 2).
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2023 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ending March 31,
	2024	2025	2026	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,126.3	$475.2	$153.2	$129.8	$1,884.5
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $156.5 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2023 from performance obligations satisfied prior to March 31, 2022. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). See the consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at March 31, 2023 and 2022.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2022	(Benefit) provision for doubtful accounts(1)	Uncollectible accounts written-off(2)	March 31, 2023
	(Amounts in millions)
Trade accounts receivable	$11.5	$1.1	$(3.4)	$9.2
_______________________
(1)Represents a provision for doubtful accounts offset by collections on accounts receivable previously reserved.
(2)Includes $2.5 million related to accounts receivable previously reserved for bad debt from customers in Russia, related to Russia's invasion of Ukraine.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 19 for contract assets at March 31, 2023 and 2022.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $164.4 million were recognized during the year ended March 31, 2023, related to the balance of deferred revenue at March 31, 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares, at March 31, 2023 and March 31, 2022.

The table below outlines common shares reserved for future issuance:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Stock options and Share Appreciation Rights outstanding	24.8	27.6
Restricted share units and restricted stock — unvested	14.0	7.9
Common shares available for future issuance	11.4	18.4
Shares reserved for future issuance	50.2	53.9

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the fiscal years ended March 31, 2023 and March 31, 2022, the Company did not repurchase any common shares. During the fiscal year ended March 31, 2021, the Company repurchased 0.2 million of its Class A voting shares for an aggregate cost of $1.0 million, with an average repurchase price per share of $5.75. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.
(c) Share-based Compensation

General. The Company has a performance incentive plan (the “2019 Plan”), as amended, which provides for granting awards which include stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and other forms of awards granted or denominated in the Company’s Class A voting shares and the Company’s Class B non-voting shares ("Common Shares") or units of Common Shares, as well as certain cash bonus awards. Persons eligible to receive awards under the 2019 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-voting shares were exchanged for 0.8 million new stock options and share appreciation rights at an exercise price of $7.13. There was no incremental compensation expense recorded by the Company as a result of the Exchange Program.
Share-Based Compensation Expense. The Company recognized the following share-based compensation expense during the years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Compensation Expense:
Stock options	$7.0	$19.2	$18.7
Restricted share units and other share-based compensation	86.8	73.4	58.8
Share appreciation rights	4.0	7.4	8.0
	97.8	100.0	85.5
Impact of accelerated vesting on equity awards(1)	4.2	—	3.5
Total share-based compensation expense	$102.0	$100.0	$89.0

Tax impact(2)	(18.4)	(19.7)	(17.8)
Reduction in net income	$83.6	$80.3	$71.2
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$1.7	$1.2	$2.0
Distribution and marketing	0.7	0.5	0.6
General and administration	95.4	98.3	82.9
Restructuring and other	4.2	—	3.5
	$102.0	$100.0	$89.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the stock option, and share appreciation rights ("SARs") activity during the year ended March 31, 2023:

	Stock Options and SARs
	Class A Voting Shares					Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2022	5.4		$24.34			22.2	$15.36
Granted	—		—			0.3	$8.97
Exercised	—	(1)	$7.70			(0.4)	$9.73
Forfeited or expired	(1.1)		$16.81			(1.6)	$17.25
Outstanding at March 31, 2023	4.3		$26.35	2.16	$0.2	20.5	$15.23	5.45	$12.3
Vested or expected to vest at March 31, 2023	4.3		$26.35	2.16	$0.2	20.5	$15.25	5.44	$12.2
Exercisable at March 31, 2023	4.1		$26.60	2.36	$0.2	16.6	$16.68	4.95	$5.7
_____________________
(1)Represents less than 0.1 million shares.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2023, 2022 and 2021, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2023	2022	2021
Weighted average fair value of grants	$4.56	$6.27	$3.10
Weighted average assumptions:
Risk-free interest rate(1)	2.8% - 3.7%	0.8% - 2.5%	0.2% - 0.9%
Expected option lives (in years)(2)	3.5 - 7 years	3.3 - 7 years	2.5 - 7 years
Expected volatility for options(3)	44%	42% - 44%	37% - 42%
Expected dividend yield(4)	0%	0%	0%
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
The total intrinsic value of options exercised during the year ended March 31, 2023 was $1.2 million (2022 — $2.3 million, 2021 — $1.7 million).
During the year ended March 31, 2023, less than 0.1 million shares (2022 — less than 0.1 million shares, 2021 — less than 0.1 million) were cancelled to fund withholding tax obligations upon exercise of options.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2023:

	Restricted Share Units and Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2022	—	(1)	$11.51	7.9	$11.87
Granted	—	(1)	$10.27	12.1	$9.05
Vested	—	(1)	$11.19	(5.6)	$11.83
Forfeited	—		$30.56	(0.4)	$10.26
Outstanding at March 31, 2023	—	(1)	$10.95	14.0	$9.48
__________________
(1)Represents less than 0.1 million shares.
The fair values of restricted share units and restricted stock are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2023 was $54.9 million (2022 - $67.8 million, 2021 - $35.3 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2023 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$4.9	0.6
Restricted Share Units and Restricted Stock	59.1	1.1
Total	$64.0

Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units and restricted stock. During the year ended March 31, 2023, 2.2 million shares (2022 — 2.3 million shares, 2021 — 0.9 million shares) were withheld upon the vesting of restricted share units and restricted stock.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $11.3 million associated with its equity awards in its tax provision for the year ended March 31, 2023 (2022 — benefits of $14.9 million, 2021 — deficiencies of $12.1 million).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2023, the Company granted the equivalent of $2.3 million (2022 - $2.3 million, 2021 - $2.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2023, the Company issued 0.3 million shares (2022 - 0.1 million shares, 2021 - 0.3 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2023	2022	2021
	(Amounts in millions)
United States	$(2,218.6)	$(359.2)	$(246.3)
International	221.1	182.2	228.9
	$(1,997.5)	$(177.0)	$(17.4)

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

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2023	2022	2021
Current provision (benefit):	(Amounts in millions)
Federal	$11.9	$11.0	$5.0
States	(0.4)	10.7	2.9
International	15.1	8.4	5.8
Total current provision (benefit)	$26.6	$30.1	$13.7
Deferred provision (benefit):
Federal	$(7.7)	$0.9	$1.1
States	(0.1)	(2.6)	2.3
International	2.5	—	—
Total deferred provision (benefit)	(5.3)	(1.7)	3.4
Total provision for income taxes	$21.3	$28.4	$17.1

The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates and the tax deductions generated by the Company's capital structure. The Company's income tax provision for the fiscal years ended March 31, 2023, March 31, 2022 and March 31, 2021 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for fiscal 2023 and fiscal 2022 was also impacted by charges for interest on uncertain tax benefits and additional uncertain tax benefits related to state income taxes identified during state audits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax provision for fiscal 2021 included a benefit from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations and additional settlements with tax authorities.

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
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2023	2022	2021
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(419.5)	$(37.2)	$(3.7)
Foreign affiliate dividends	(35.4)	(35.2)	(35.2)
Foreign operations subject to different income tax rates	48.2	50.0	47.4
State income tax	(0.5)	8.1	5.2
Nondeductible goodwill impairment	304.3	—	—
Gain on sale of Pantaya	—	—	13.8
Remeasurements of originating deferred tax assets and liabilities	13.6	(1.3)	4.2
Permanent differences	2.3	0.8	0.9
Nondeductible share based compensation	2.3	(3.3)	27.1
Nondeductible officers compensation	9.8	5.6	7.3
Non-controlling interest in partnerships	1.8	3.7	3.3
Nondeductible interest expense	—	—	3.5
Uncertain tax benefits	5.3	3.6	0.6
Other	1.9	1.2	(0.3)
Changes in valuation allowance	87.2	32.4	(57.0)
Total provision for income taxes	$21.3	$28.4	$17.1

For the fiscal years ended March 31, 2023, 2022 and 2021, our total provision for income taxes includes certain foreign affiliate dividends that can be received in our Canadian jurisdiction without being subject to tax under local tax law. As a result of an internal capital restructuring during the year ended March 31, 2019, the Company generated a net operating loss carryforward under local law in another foreign jurisdiction which was offset by a valuation allowance based on the Company’s assessment and which is being absorbed by taxable income annually.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$450.4	$496.9
Foreign tax credits	73.0	76.8
Investment in film and television programs	67.1	14.5
Accrued compensation	63.2	56.7
Operating leases - liabilities	41.4	39.2
Other assets	22.6	19.6
Reserves	9.0	10.2
Interest	104.6	10.6
Total deferred tax assets	831.3	724.5
Valuation allowance	(455.7)	(362.8)
Deferred tax assets, net of valuation allowance	375.6	361.7
Deferred tax liabilities:
Intangible assets	(317.0)	(351.9)
Operating leases - assets	(34.6)	(34.5)
Other	(55.8)	(14.1)
Total deferred tax liabilities	$(407.4)	$(400.5)

Net deferred tax liabilities	$(31.8)	$(38.8)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
At March 31, 2023, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,561.5 million available to reduce future federal income taxes, certain of which expire beginning in 2037 through 2042. At March 31, 2023, the Company had state NOLs of approximately $988.2 million available to reduce future state income taxes which expire in varying amounts beginning in 2024. At March 31, 2023, the Company had Canadian loss carryforwards of $2.5 million which will expire beginning in 2030. At March 31, 2023, the Company had Luxembourg loss carryforwards of $235.1 million which will expire beginning in 2036. At March 31, 2023, the Company had other foreign jurisdiction loss carryforwards of $18.1 million which will expire beginning in 2028. In addition, at March 31, 2023, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $73.0 million to offset future federal income taxes that will expire beginning in 2024.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the gross unrecognized tax benefits, exclusive of interest and penalties, for the years ended March 31, 2023, 2022, and 2021:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2020 (liability as of March 31, 2020)	$11.5
Increases related to current year tax position	60.7
Increases related to prior year tax positions	3.1
Decreases related to prior year tax positions	—
Settlements	(1.9)
Lapse in statute of limitations	(5.4)
Gross unrecognized tax benefits at March 31, 2021 (liability as of March 31, 2021)	68.0
Increases related to current year tax position	—
Increases related to prior year tax positions	2.6
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.4)
Gross unrecognized tax benefits at March 31, 2022 (liability as of March 31, 2022)	70.2
Increases related to current year tax position	—
Increases related to prior year tax positions	0.2
Decreases related to prior year tax positions	—
Settlements	(4.3)
Lapse in statute of limitations	(1.2)
Gross unrecognized tax benefits at March 31, 2023 (liability as of March 31, 2023)	$64.9

The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. For the years ended March 31, 2023, 2022, and 2021, the Company recognized as a charge or (benefit) to the tax provision net interest and penalties related to uncertain tax positions of $5.0 million, $6.0 million, and $1.2 million, respectively. The liability for accrued interest amounted to $16.7 million and $13.2 million as of March 31, 2023 and 2022, respectively. The total amount of unrecognized tax benefits as of March 31, 2023 that, if recognized, would benefit the Company's tax provision are $81.6 million. The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months by $79.7 million as a result of projected audit settlements in certain jurisdictions.
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

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the years ended March 31, 2023, 2022 and 2021, the Company also incurred certain other unusual charges, which are included in direct operating expense and distribution and marketing expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the years ended March 31, 2023, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$385.2	$—	$—
Severance(2)
Cash	18.0	4.6	14.8
Accelerated vesting on equity awards (see Note 13)	4.2	—	3.5
Total severance costs	22.2	4.6	18.3
COVID-19 related charges included in restructuring and other(3)	0.1	1.1	3.0
Transaction and related costs (benefits)(4)	4.4	11.1	3.4
Total Restructuring and Other	411.9	16.8	24.7

Other unusual charges not included in restructuring and other or the Company's operating segments:
Programming and content charges included in direct operating expense(5)	7.0	36.9	—
COVID-19 related charges (benefit) included in:
Direct operating expense(6)	(11.6)	(3.6)	50.6
Distribution and marketing expense(6)	—	0.2	16.9
Charges related to Russia's invasion of Ukraine included in direct operating expense(7)	—	5.9	—
Total restructuring and other and other unusual charges not included in restructuring and other	$407.3	$56.2	$92.2
_______________________
(1)Media Networks Goodwill Impairment and Restructuring: For the second quarter ended September 30, 2022, due to the macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began a plan to restructure its LIONSGATE+ business (formerly STARZPLAY International). This restructuring includes exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Company's Starz domestic operations have also been impacted by these current market conditions, and the Company has revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. These changes in forecasted cash flow resulted in an impairment of $1.475 billion of goodwill related to the Media Networks segment in the second quarter ended September 30, 2022, as discussed in Note 1.

During the third quarter ended December 31, 2022, due to the continuing macro and microeconomic conditions which led to the LIONSGATE+ restructuring, the Company expanded its restructuring plan discussed above to identify additional cost-saving initiatives, which included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

As a result of these restructuring initiatives, the Company recorded content impairment charges associated with impairment of programming related to the territories being exited and individual content abandonment upon removal of certain titles from the Starz platforms related to the Media Networks segment in the fiscal year ended March 31, 2023 of $379.3 million.

The Company is substantially complete with executing its LIONSGATE+ restructuring plan including exiting the territories discussed above, negotiating certain content related contractual commitments and performing its strategic review of content performance for consideration of removal from the Company's various platforms. As of March 31, 2023, a portion of the territories had been exited, with the remaining territories fully exited in May 2023. The Company estimates it will incur additional charges ranging from approximately $20 million to $50 million related to certain contractual content commitments or programming content impairment charges, among other items, as the Company fully implements the plan. Of these total estimated future charges, the net future cash outlay is estimated to

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

range from approximately $20 million to $50 million, which includes content commitments on content in territories being exited and estimates of payments on content that may be abandoned as part of the ongoing strategic review, as well as the incremental cost related to the restructuring. Of the content impairment charges recorded in the fiscal year ended March 31, 2023, approximately $90 million reflects the future cash to be paid for the remaining amounts payable for this content. As the Company continues to fully implement the plan, including further strategic review of content performance, the Company may incur additional content impairment charges beyond these estimates. The Company expects the restructuring plan to be substantially completed by June 30, 2023, however, certain settlements of contractual commitments could extend beyond that date.

Other Impairments: Amounts in the fiscal year ended March 31, 2023 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)Severance costs in the fiscal years ended March 31, 2023, 2022 and 2021 were primarily related to the restructuring activities and other cost-saving initiatives.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs in the fiscal years ended March 31, 2023, 2022 and 2021 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal matters. In the fiscal year ended March 31, 2023, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
(5)Amounts represent certain unusual programming and content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across the Company's theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. In the fiscal year ended March 31, 2022, the amounts represent impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment (see Note 3). These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.
(6)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $14.1 million, $22.1 million and immaterial amounts in fiscal 2023, 2022 and 2021, respectively. In fiscal 2021, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic. In the fiscal years ended March 31, 2023 and 2022, insurance recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense. The costs included in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.
(7)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2023, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Severance liability
Beginning balance	$1.5	$5.7	$11.1
Accruals	18.0	4.6	14.8
Severance payments	(10.8)	(8.8)	(20.2)
Ending balance(1)	$8.7	$1.5	$5.7
_______________________
(1)As of March 31, 2023, the remaining severance liability of approximately $8.7 million is expected to be paid in the next 12 months.

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
Media Networks Business:
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through OTT platforms, on a direct-to-consumer basis through the Starz App, and through Distributors (ii) LIONSGATE+, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S. Through March 31, 2021, Media Networks also included Other Streaming Services, which represented primarily the Company's formerly majority owned premium Spanish language streaming services business, Pantaya. The Company sold its interest in Pantaya on March 31, 2021 (see Note 2).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$1,323.7	$1,185.3	$1,081.1
Television Production	1,760.1	1,531.0	831.8
Total Studio Business	3,083.8	2,716.3	1,912.9
Media Networks	1,546.5	1,536.2	1,562.7
Intersegment eliminations	(775.5)	(648.2)	(204.1)
	$3,854.8	$3,604.3	$3,271.5
Intersegment revenues
Studio Business:
Motion Picture	$44.2	$38.0	$19.8
Television Production	731.3	610.2	184.3
Total Studio Business	775.5	648.2	204.1
Media Networks	—	—	—
	$775.5	$648.2	$204.1
Gross contribution
Studio Business:
Motion Picture	$386.3	$356.0	$401.8
Television Production	185.3	124.1	126.3
Total Studio Business	571.6	480.1	528.1
Media Networks	203.2	243.2	383.4
Intersegment eliminations	(35.7)	(2.7)	(14.1)
	$739.1	$720.6	$897.4
Segment general and administration
Studio Business:
Motion Picture	$109.8	$93.1	$106.2
Television Production	51.9	40.2	42.7
Total Studio Business	161.7	133.3	148.9
Media Networks	96.4	88.0	93.9
	$258.1	$221.3	$242.8
Segment profit
Studio Business:
Motion Picture	$276.5	$262.9	$295.6
Television Production	133.4	83.9	83.6
Total Studio Business	409.9	346.8	379.2
Media Networks	106.8	155.2	289.5
Intersegment eliminations	(35.7)	(2.7)	(14.1)
	$481.0	$499.3	$654.6

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Company’s total segment profit	$481.0	$499.3	$654.6
Corporate general and administrative expenses(1)	(122.9)	(97.1)	(113.7)
Gain on sale of Pantaya	—	—	44.1
Adjusted depreciation and amortization(2)	(40.2)	(43.0)	(44.3)
Restructuring and other	(411.9)	(16.8)	(24.7)
Goodwill impairment	(1,475.0)	—	—
COVID-19 related benefit (charges) included in direct operating expense and distribution and marketing expense(3)	11.6	3.4	(67.5)
Programming and content charges(4)	(7.0)	(36.9)	—
Charges related to Russia's invasion of Ukraine(5)	—	(5.9)	—
Adjusted share-based compensation expense(6)	(97.8)	(100.0)	(85.5)
Purchase accounting and related adjustments(7)	(195.5)	(194.0)	(192.4)
Operating income (loss)	(1,857.7)	9.0	170.6
Interest expense	(221.2)	(176.0)	(181.5)
Interest and other income	6.4	30.8	5.8
Other expense	(26.9)	(10.9)	(6.7)
Gain (loss) on extinguishment of debt	57.4	(28.2)	—
Gain on investments	44.0	1.3	0.5
Equity interests income (loss)	0.5	(3.0)	(6.1)
Loss before income taxes	$(1,997.5)	$(177.0)	$(17.4)
___________________
(1)The types of amounts included in corporate general and administrative expenses include certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Depreciation and amortization	$180.3	$177.9	$188.5
Less: Amount included in purchase accounting and related adjustments	(140.1)	(134.9)	(144.2)
Adjusted depreciation and amortization	$40.2	$43.0	$44.3
(3)Amounts represent the incremental costs included in direct operating expense and distribution and marketing expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During the fiscal years ended March 31, 2023 and 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 15). These charges (benefits) are excluded from segment operating results.
(4)Programming and content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 3 and Note 15 for further information).
(5)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results.
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Total share-based compensation expense	$102.0	$100.0	$89.0
Less:
Amount included in restructuring and other(i)	(4.2)	—	(3.5)
Adjusted share-based compensation	$97.8	$100.0	$85.5
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(7)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$0.7	$0.4	$1.0
General and administrative expense(i)	54.7	58.7	47.2
Depreciation and amortization	140.1	134.9	144.2
	$195.5	$194.0	$192.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)These adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended
	March 31,
	2023	2022	2021

Amortization of recoupable portion of the purchase price	$7.7	$7.7	$7.7
Noncontrolling interest discount amortization	13.2	22.7	22.7
Noncontrolling equity interest in distributable earnings	33.8	28.3	16.8
	$54.7	$58.7	$47.2
See Note 12 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2023, 2022, and 2021.

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$258.1	$221.3	$242.8
Corporate general and administrative expenses	122.9	97.1	113.7
Share-based compensation expense included in general and administrative expense	95.4	98.3	82.9
Purchase accounting and related adjustments	54.7	58.7	47.2
	$531.1	$475.4	$486.6

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Assets
Motion Picture	$1,759.4	$1,622.6
Television Production	1,949.1	1,978.9
Media Networks	3,120.8	4,706.7
Other unallocated assets(1)	596.9	683.0
	$7,426.2	$8,991.2
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$483.6	$465.0	$339.8
Television Production	1,082.0	1,287.0	856.1
Media Networks	1,173.0	1,134.6	625.1
Intersegment eliminations	(759.4)	(674.9)	(204.3)
	$1,979.2	$2,211.7	$1,616.7
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.3	0.4	0.4
Media Networks	42.5	27.0	24.9
Corporate(1)	6.2	5.7	9.7
	$49.0	$33.1	$35.0
_____________________
(1)Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Revenue
Canada	$63.1	$56.8	$43.3
United States	3,129.8	3,016.8	2,863.3
Other foreign	661.9	530.7	364.9
	$3,854.8	$3,604.3	$3,271.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Long-lived assets(1)
United States	$3,023.5	$3,101.3
Other foreign	182.9	164.2
	$3,206.4	$3,265.5
_____________
(1)Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, interest rate swaps, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2023, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $766.6 million, primarily related to the Company's Media Networks and Motion Picture segments (2022 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $639.2 million, primarily related to the Company's Media Networks and Motion Picture segments; 2021 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $638.8 million, primarily related to the Company's Media Networks and Motion Picture segments).

As of March 31, 2023 and 2022, the Company did not have any accounts receivable due from customers which individually represented greater than 10% of total consolidated accounts receivable.

17. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2023:

	Year Ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(1)	$450.0	$314.9	$32.5	$12.8	$2.5	$5.3	$818.0
Interest payments on corporate debt(2)	96.6	93.6	66.6	44.0	44.0	54.9	399.7
Other contractual obligations	119.0	66.4	50.2	40.6	36.9	138.0	451.1
Total future commitments under contractual obligations(3)	$665.6	$474.9	$149.3	$97.4	$83.4	$198.2	$1,668.8
____________________________
(1)Film related obligations commitments are not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition and include the following items:
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
(3)Not included in the amounts above are $343.6 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11).

The Company has an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides the Company with rights to exhibit these films immediately following their pay-one windows. The Company is unable to estimate the amounts to be paid under the Universal agreement for films that have not yet been released in theaters, however, such amounts are expected to be significant.
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
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2023, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 69.80% and 78.95%, respectively for the 2022 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2022 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2023, 2022 and 2021 were $102.0 million, $98.3 million, and $73.8 million, respectively.
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

As of March 31, 2023, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

Insurance Litigation

During the fiscal year ended March 31, 2022, the Company settled with all of the insurers in its previous lawsuits related to insurance reimbursements associated with its previous Starz shareholder litigation settlement, which resulted in a net settlement amount received by the Company of $22.7 million in the fiscal year ended March 31, 2022, which is included in the “interest and other income” line item on the consolidated statement of operations.

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
As of March 31, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 30 months from March 31, 2023):

March 31, 2023
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	3.1	GBP	in exchange for	$2.3	1.33	GBP
Czech Koruna	180.0	CZK	in exchange for	$8.6	20.88	CZK
Euro	11.0	EUR	in exchange for	$10.0	1.10	EUR
Canadian Dollar	5.1	CAD	in exchange for	$3.6	1.42	CAD
Polish Zloty	8.0	PLN	in exchange for	$1.8	4.33	PLN
Mexican Peso	237.8	MXN	in exchange for	$12.6	18.86	MXN

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

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to a financing component (debt host) on a portion of our previously outstanding interest rate swaps (see Designated Cash Flow Hedges at March 31, 2022 table below), the cash flows related to these contracts were classified as financing activities through the date of termination.

Outstanding at March 31, 2022. As of March 31, 2022, the Company had the following designated cash flow hedge pay-fixed interest rate swaps outstanding, and the following not designated pay-fixed receive-variable and offsetting pay-variable receive-fixed interest rate swaps outstanding (related to the Company's LIBOR-based debt, see Note 7 and Note 8).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges at March 31, 2022:

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date(1)
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 19, 2020	$700.0	1.923%	March 23, 2030	(2)(3)
May 19, 2020	$350.0	2.531%	March 23, 2027	(2)(3)
June 15, 2020	$150.0	2.343%	March 23, 2027	(2)(3)
August 14, 2020	$200.0	1.840%	March 23, 2030	(2)(3)
Total	$1,700.0
__________________
(1)Subject to a mandatory early termination date of March 23, 2025.
(2)These pay-fixed interest rate swaps were considered hybrid instruments with a financing component (debt host) and an embedded at-market derivative that was designated as a cash flow hedge.
(3)Terminated in May 2022, see May 2022 Transactions description below.

Not Designated Cash Flow Hedges at March 31, 2022:

Pay-Fixed Receive-Variable(1)				Offsetting Pay-Variable Receive-Fixed(1)
Effective Date	Notional Amount	Fixed Rate Paid		Effective Date	Notional Amount	Fixed Rate Received		Maturity Date
	(in millions)				(in millions)
May 23, 2018	$700.0	2.915%	(3)	May 19, 2020	$700.0	2.915%	(2)	March 24, 2025
June 25, 2018	$200.0	2.723%	(3)	August 14, 2020	$200.0	2.723%	(2)	March 23, 2025
July 31, 2018	$300.0	2.885%	(3)	May 19, 2020	$300.0	2.885%	(2)	March 23, 2025
December 24, 2018	$50.0	2.744%	(3)	May 19, 2020	$50.0	2.744%	(2)	March 23, 2025
December 24, 2018	$100.0	2.808%	(3)	June 15, 2020	$100.0	2.808%	(2)	March 23, 2025
December 24, 2018	$50.0	2.728%	(3)	June 15, 2020	$50.0	2.728%	(2)	March 23, 2025
Total	$1,400.0			Total	$1,400.0
__________________
(1)During the fiscal year ended March 31, 2021, the Company completed a series of transactions to amend and extend certain interest rate swap agreements, and as part of these transactions, the $1.4 billion pay-fixed receive-variable interest rate swaps presented in the table above were de-designated, and the Company entered into $1.4 billion of pay-variable receive-fixed interest rate swaps, as presented in the table above, which are designed to offset the terms of the $1.4 billion of pay-fixed receive-variable swaps in the table above. At the time of the de-designation of the above $1.4 billion in pay-fixed receive-variable interest rate swaps, there was approximately $163.0 million of unrealized losses recorded in accumulated other comprehensive income (loss). This amount is being amortized to interest expense through the remaining term of the de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $1.4 billion of pay-fixed receive-variable interest rate swaps de-designated as cash flow hedges and the $1.4 billion of offsetting pay-variable receive-fixed swaps were marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense, which netted to an immaterial amount
(2)Terminated in May 2022, see May 2022 Transactions description below.
(3)Re-designated in May 2022, see May 2022 Transactions description below.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2022 Transactions: In May 2022, the Company terminated certain of its interest rate swap contracts with effective dates of May 19, 2020, June 15, 2020 and August 14, 2020, (the "Terminated Swaps"), as presented in the tables above. As a result of the terminations, the Company received approximately $56.4 million. Simultaneously with the termination of the Terminated Swaps, the Company re-designated all other swaps previously not designated (i.e., swaps with effective dates of May 23, 2018, June 25, 2018, July 31, 2018 and December 24, 2018 (the "Re-designated Swaps")) as cash flow hedges of variable rate debt with an aggregate notional amount of $1.4 billion. In addition to the $1.4 billion Re-designated Swaps, the Company also has $300.0 million of other interest rate swaps designated as cash flow hedges as of March 31, 2023. Accordingly, at March 31, 2023, the Company has a total of $1.7 billion of interest rate swaps designated as cash flow hedges (see Designated Cash Flow Hedges at March 31, 2023 table below).

The receipt of approximately $56.4 million as a result of the termination was recorded as a reduction of the asset values of the derivatives amounting to $188.7 million and a reduction of the financing component (debt host) of the Terminated Swaps amounting to $131.3 million. At the time of the termination of the Terminated Swaps, there was approximately $180.4 million of unrealized gains recorded in accumulated other comprehensive income (loss) related to these Terminated Swaps. This amount will be amortized as a reduction of interest expense through the remaining term of the swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded as a reduction to interest expense at that time. In addition, the liability amount of $6.8 million for the Re-designated Swaps (see Designated Cash Flow Hedges at March 31, 2023 table below) at the re-designation date will be amortized as a reduction of interest expense throughout the remaining term of the Re-designated Swaps, unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time.

The receipt of approximately $56.4 million was classified in the consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps, and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million).

Outstanding at March 31, 2023. As of March 31, 2023, the Company had the following pay-fixed interest rate swaps which have been designated as cash flow hedges outstanding (all related to the Company's LIBOR-based debt, see Note 7 and Note 8):

Designated Cash Flow Hedges at March 31, 2023:

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

Financial Statement Effect of Derivatives
Consolidated statement of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2023, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1.7	$1.7	$(1.0)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	(0.3)	(0.2)	0.2
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$81.1	$66.5	$72.0
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	1.4	(15.0)	(20.0)

Derivatives not designated as cash flow hedges:
Forward exchange contracts
Gain recognized in direct operating expense	$—	$—	$0.3
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(11.8)	$(33.8)	$(28.3)

Total direct operating expense on consolidated statements of operations	$2,312.5	$2,064.2	$1,725.9
Total interest expense on consolidated statements of operations	$221.2	$176.0	$181.5

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 10). The portion of the swaps reflecting the financing component (debt host) of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its consolidated balance sheets. As of March 31, 2023, there were no swaps outstanding that were subject to a master netting arrangement. As of March 31, 2022, the gross amount of swaps in an asset and liability position that were subject to a master netting arrangement was $169.6 million and $147.3 million, respectively, resulting in an asset recorded in other assets - non-current of $32.0 million and a liability recorded in other liabilities - non-current of $9.8 million.
As of March 31, 2023 and 2022, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.9	$—	$0.1	$—
Interest rate swaps	—	41.1	—	—
Fair value of derivatives	$2.9	$41.1	$0.1	$—

	March 31, 2022
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$3.5	$—	$2.8	$—
Interest rate swaps	—	109.1	—	(39.4)
Derivatives not designated as cash flow hedges:
Interest rate swaps(1)	—	(77.1)	—	56.8
Fair value of derivatives	$3.5	$32.0	$2.8	$17.4
________________
(1)Includes $88.1 million and $46.0 million included in other non-current assets and other non-current liabilities, respectively, representing the financing element (debt host) of certain hybrid instruments, which was offset by the pay-variable receive-fixed interest rate swaps outstanding at March 31, 2022.

As of March 31, 2023, based on the current release schedule, the Company estimates approximately $2.9 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending March 31, 2024.
As of March 31, 2023, the Company estimates approximately $23.5 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2024.

19. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 10). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2023, the majority of the Company’s cash and cash equivalents were held in bank depository accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amounts reported in the consolidated statement of cash flows at March 31, 2023. At March 31, 2023,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted cash included in other current assets represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Facility.

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Cash and cash equivalents	$272.1	$371.2
Restricted cash included in other current assets	27.9	13.4
Restricted cash included in other non-current assets	13.0	—
Total cash, cash equivalents and restricted cash	$313.0	$384.6

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2023, 2022 and 2021.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2023, 2022 and 2021:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$1,405.9	$1,400.2	$1,377.2
Net cash proceeds received	1,382.7	1,391.2	1,371.3
Loss recorded related to transfers of receivables	23.2	9.0	5.9

At March 31, 2023, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $520.4 million (March 31, 2022 - $460.5 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in September 2022, to transfer up to $150.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which expires July 31, 2023. As customers pay their balances, the Company transfers additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $61.8 million as of March 31, 2023 that are pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the years ended March 31, 2023, 2022 and 2021:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$167.0	$155.5	$173.1
Less amounts from collections reinvested under revolving agreement	(94.3)	(102.7)	(138.7)
Proceeds from new transfers	72.7	52.8	34.4
Collections not reinvested and remitted or to be remitted	(66.6)	(46.8)	(27.9)
Net cash proceeds received (paid or to be paid)(1)	$6.1	$6.0	$6.5

Carrying value of receivables transferred and derecognized (2)	$164.8	$154.5	$172.0
Obligations recorded	$5.9	$2.9	$1.9
Loss recorded related to transfers of receivables	$3.7	$1.9	$0.8
___________________
(1)In addition, during the years ended March 31, 2023 and 2022, the Company repurchased $27.4 million and $25.5 million, respectively, of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2023, the outstanding amount of receivables derecognized from the Company's consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $52.3 million (March 31, 2022 - $79.5 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
	(Amounts in millions)
Other current assets
Prepaid expenses and other(1)	$43.3	$62.5
Restricted cash	27.9	13.4
Contract assets	63.5	40.5
Tax credits receivable	129.5	128.3
	$264.2	$244.7
Other non-current assets
Prepaid expenses and other	$8.4	$10.5
Restricted cash	13.0	—
Accounts receivable(2)	37.8	39.0
Contract assets(2)	5.1	9.3
Tax credits receivable	341.7	316.1
Operating lease right-of-use assets	169.0	170.7
Interest rate swap assets	41.1	32.0
	$616.1	$577.6
_____________________
(1)Includes home entertainment product inventory which consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Unamortized discounts on long-term, non-interest bearing receivables were $3.5 million and $1.8 million at March 31, 2023 and 2022, respectively, and unamortized discounts on contract assets were $0.5 million and $0.5 million at March 31, 2023 and 2022.

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $128.7 million and $73.1 million at March 31, 2023 and 2022, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax. During the years ended March 31, 2023, 2022 and 2021, there was no income tax expense or benefit reflected in other comprehensive income (loss) due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2020	$(18.8)	$(187.2)	$(206.0)
Other comprehensive loss	3.7	70.9	74.6
Reclassifications to net loss(1)	—	48.1	48.1
March 31, 2021	(15.1)	(68.2)	(83.3)
Other comprehensive income	(4.6)	68.2	63.6
Reclassifications to net loss(1)	—	49.0	49.0
March 31, 2022	(19.7)	49.0	29.3
Other comprehensive income (loss)	(1.9)	82.8	80.9
Reclassifications to net loss(1)	—	10.7	10.7
March 31, 2023	$(21.6)	$142.5	$120.9
___________________
(1)Represents a loss of $0.3 million included in direct operating expense and a loss of $10.4 million included in interest expense on the consolidated statement of operations in the year ended March 31, 2023 (2022 - loss of $0.2 million included in direct operating expense and loss of $48.8 million included in interest expense; 2021 - gain of $0.2 million included in direct operating expense and loss of $48.3 million included in interest expense) (see Note 18).

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2023 amounted to $196.7 million (2022 — $135.0 million; 2021 — $149.7 million).

Income taxes paid (refunded) during the fiscal year ended March 31, 2023 amounted to net tax paid of $29.1 million (2022 — net tax paid of $16.9 million; 2021 — net tax refunds received of $54.0 million).
Significant non-cash transactions during the fiscal years ended March 31, 2023, 2022 and 2021 include certain interest rate swap agreements, which are discussed in Note 18, "Financial Instruments".

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended March 31,
	2023	2022	2021
	(Amounts in millions)
Non-cash investing activities:
Accrued equity method investment	$—	$19.0	$—
Cash consideration receivable for sale of Pantaya (see Note 2)	$—	$—	$123.6
Decrease in finance lease right-of-use asset due to a reassessment event(1)	n/a	n/a	$(42.0)

Non-cash financing activities:
Decrease in finance lease liability due to a reassessment event(1)	n/a	n/a	$(48.6)
______________
(1)During the year ended March 31, 2021, the Company reassessed the lease term of the Starz commercial building, which resulted in a change in classification of this lease from a finance lease to an operating lease.

Supplemental cash flow information related to leases was as follows:

	Year Ended
	March 31,
	2023	2022	2021
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42.3	$57.0	$48.8
Operating cash flows for finance leases	$—	$—	$1.6
Financing cash flows for finance leases	$—	$—	$2.6

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$12.4	$67.8	$25.0
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$33.0	$27.5	$6.0
Operating leases - increase in lease liability	$33.0	$27.5	$12.6

20. Related Party Transactions

In April 2004, a wholly-owned subsidiary of the Company entered into agreements (as amended) with Ignite, LLC (“Ignite”) for distribution rights to certain films. Michael Burns, the Vice Chair and a director of the Company, owns a 65.45% interest in Ignite, and Hardwick Simmons, a director of the Company, owns a 24.24% interest in Ignite. During the year ended March 31, 2023, $0.4 million was paid to Ignite under these agreements.

In the year ended March 31, 2021, the Company paid less than $0.1 million to MLC Strategies, LLC (“MLC Strategies”) for certain consulting services. No amounts were paid in the years ended March 31, 2023 and 2022. Mignon Clyburn, a director of the Company, is the President of MLC Strategies.

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

	March 31,
	2023	2022
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$14.8	$13.1
Investment in films and television programs(1)	7.9	1.6
Other assets, noncurrent(1)(2)	45.8	44.2
Total due from related parties	$68.5	$58.9

Accounts payable(3)	$16.8	$17.0
Other accrued liabilities(1)	6.7	5.2
Participations and residuals, current	7.5	5.9
Participations and residuals, noncurrent	2.0	1.1
Other liabilities(1)	41.4	38.3
Total due to related parties	$74.4	$67.5

	Year Ended March 31,
	2023	2022	2021
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$6.1	$4.1	$7.2
Direct operating expense	$8.3	$6.5	$10.8
Distribution and marketing expense	$0.4	$0.2	$0.2
Interest and other income	$1.7	$3.1	$2.9
__________________________________
(1)During the year ended March 31, 2022, the Company entered into certain operating leases related to a studio facility owned by an equity-method investee. Amounts related to these leases are included in investment in films and television programs, other assets - noncurrent, other accrued liabilities and other liabilities in the consolidated balance sheets at March 31, 2023 and 2022.
(2)During the years ended March 31, 2022, and 2021, the Company made loans (including accrued interest) of $3.0 million and $2.9 million, respectively, to certain of its equity method investees (2023 - none). As of March 31, 2023 and 2022, no amounts are included in other assets, noncurrent in the Company's consolidated balance sheets related to these loans (net of equity interests losses applied against such loans).
(3)Amounts primarily represent production related advances due to certain of its equity method investees.

In addition, as of March 31, 2023, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities owned by an equity-method investee, for which construction has not yet been completed. See Note 9 for further information.