Form 10-K/A
period 2023-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2023-07-20
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K
Amendment No. 1

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.:
1-14880

LIONS GATE ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor Vancouver, British Columbia V6C 3R8 (877) 848-3866	2700 Colorado Avenue Santa Monica, California 90404 (310) 449-9200
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
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
As of July 14, 2023, 83,505,571 shares of the registrant’s no par value Class A voting common shares were outstanding, and 148,100,809 shares of the registrant’s no par value Class B non-voting
common shares were outstanding.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Los Angeles, CA
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends Lions Gate Entertainment Corp.’s (the “Company,” “Lionsgate,” “we,” “us” or “our”)
Annual
Report on Form
10-K
for the year ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2023 (the “Original Filing”). We are filing this Form
10-K/A
pursuant to General Instruction G(3) of Form
10-K,
as we will file our definitive proxy statement for our 2023 annual and general meeting of shareholders later than the 120 th
day after the end of our last fiscal year. Accordingly, this Form
10-K/A
is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by and not included in such Items;

•	delete the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Form
10/K-A
under Item 15 of Part IV hereof pursuant to
Rule
12b-15
under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Form
10-K/A
does not amend or otherwise update any other information in the Original Filing. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Form
10-K/A
does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors, in the Original Filing These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy including the plan to potentially spin-off our studio business; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics, such as COVID-19 on the Company’s business; weakness in the global economy and financial markets, including a recession and bank failures; wars, such as Russia’s invasion of Ukraine, terrorism, labor disruptions or strikes, such as the impact of the ongoing Writers Guild strike and/or potential strikes from the Directors Guild or Screen Actors Guild, and international conflicts that could cause significant economic disruption and political and social instability; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors, in the Original Filing.

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

Directors

The following persons currently serve as members of the Board of Directors (the “Board”) of Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 14, 2023.

Michael Burns

Age: 64

Director Since: August 1999

Position with Lionsgate: Vice Chair since March 2000

Residence: Los Angeles, California

Business Experience: Mr. Burns served as Managing Director and Head of the Office at Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.

Other Directorships: Mr. Burns has been a director and member of the Finance and Capital Allocation Committee, and the Nominating, Governance & Social Responsibility Committees of Hasbro, Inc. (NASDAQ: HAS) since 2014.

Qualifications: Mr. Burns has worked with Chief Executive Officer Jon Feltheimer in building Lionsgate into a multibillion dollar media and entertainment leader with world-class film and television studio operations. With an accomplished investment banking career prior to Lionsgate, in which he specialized in raising equity within the media and entertainment industry, Mr. Burns brings to the Board important business and financial expertise in its deliberations on complex transactions and other financial matters. Additionally, Mr. Burns’ extensive knowledge of and history with Lionsgate, financial background, in-depth understanding of the media and entertainment industry, connections within the business community and relationships with Lionsgate shareholders, make him an invaluable member of the Board.

Mignon Clyburn

Age: 61

Independent Director Since: September 2020

Committee Membership: Nominating and Corporate Governance Committee

Business Experience: Ms. Clyburn is President of MLC Strategies, LLC, a Washington, D.C. based consulting firm, a position she has held since January 2019. Previously, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from 2009 to 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an open internet. Prior to her federal appointment, Ms. Clyburn served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community.

Other Directorships: Ms. Clyburn has been the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of Charah Solutions, Inc. (NYSE: CHRA) since March 2019 and a director of RingCentral, Inc. (NYSE: RNG) since November 2020.

Qualifications: Ms. Clyburn has extensive experience as a state regulator of investor-owned utilities and as a federal commissioner in the technology and telecommunications fields. Such expertise and additional background as a successful business executive, makes Ms. Clyburn invaluable and well qualified to serve on the Board.

Gordon Crawford

Age: 76

Independent Director Since: February 2013

Committee Membership: Strategic Advisory Committee (Co-Chair)

Residence: Dana Point, California

Business Experience: For over 40 years, Mr. Crawford served in various positions at Capital Research and Management, a privately held global investment management company. In December 2012, Mr. Crawford retired as its Senior Vice President.

Other Directorships: Currently, Mr. Crawford serves as Director Emeritus of the Board of Trustees of the U.S. Olympic and Paralympic Foundation (which he Chaired for nine years from its inception in 2013), and as a Life Trustee on the Board of Trustees of Southern California Public Radio (which he Chaired from 2005 to 2012). Mr. Crawford formerly served as Vice Chairman at The Nature Conservancy and is currently a member of the Emeritus Board of the Nature Conservancy. Mr. Crawford is a past Vice Chairman of the Paley Center for Media and a member of the Board of Trustees of Berkshire School. Mr. Crawford also served on the Board of the U.S. Olympic and Paralympic Committee, and as a member of the Board of the LA24 Olympic and Paralympic Bid Committee.

Qualifications: Mr. Crawford has been one of the most influential and successful investors in the media and entertainment industry for over 40 years. Mr. Crawford’s professional experience and deep understanding of the media and entertainment sector makes Mr. Crawford a valuable member of the Board.

Jon Feltheimer

Age: 71

Director Since: January 2000

Position with Lionsgate: Chief Executive Officer since March 2000

Residence: Los Angeles, California

Business Experience: During his 30-year entertainment industry career, Mr. Feltheimer has held leadership positions at Lionsgate, Sony Pictures Entertainment and New World Entertainment, and has been responsible for tens of thousands of hours of television programming and hundreds of films. Prior to joining Lionsgate, he served as President of TriStar Television from 1991 to 1993, President of Columbia TriStar Television from 1993 to 1995, and President of Columbia TriStar Television Group and Executive Vice President of Sony Pictures Entertainment from 1995 to 1999, where he oversaw the launch of dozens of successful branded channels around the world.

Other Directorships: Mr. Feltheimer is a director of Grupo Televisa, S.A.B. (NYSE: TV; BMV: TLEVISA CPO).

Qualifications: During Mr. Feltheimer’s tenure, Lionsgate has grown from its independent studio roots into a global media and entertainment leader encompassing world-class film and television operations backed by an 18,000-title library. As Lionsgate’s Chief Executive Officer since 2000, Mr. Feltheimer provides a critical link to management’s perspective in Board discussions regarding the business and strategic direction of Lionsgate. With extensive experience at three different studios in the entertainment industry, Mr. Feltheimer brings an unparalleled level of strategic and operational experience to the Board, as well as an in-depth understanding of Lionsgate’s industry and invaluable relationships within the business and entertainment community.

Emily Fine

Age: 49

Independent Director Since: November 2015

Committee Membership: Nominating and Corporate Governance Committee

Residence: New York, New York

Business Experience: Ms. Fine is a principal of MHR Fund Management, a New York based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies in a variety of industries. Ms. Fine joined MHR Fund Management in 2002 and is a member of the firm’s investment committee. Prior to joining MHR Fund Management, Ms. Fine served as Senior Vice President at Cerberus Capital Management, L.P. and also worked at Merrill Lynch in the Telecom, Media & Technology Investment Banking Group, where she focused primarily on media merger and acquisition transactions.

Other Directorships: Ms. Fine serves on the Board of Directors of Rumie Initiative, a non-profit organization dedicated to providing access to free educational content through digital microlearning.

Qualifications: Ms. Fine brings to the Board a unique perspective of Lionsgate’s business operations and valuable insight regarding financial matters. Ms. Fine has over 20 years of investing experience and experience working with various companies in the media industry, including, as a principal of MHR Fund Management, working closely with Lionsgate over the past ten years.

Investor Rights Agreement: Ms. Fine serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Michael T. Fries

Age: 60

Independent Director Since: November 2015

Committee Membership: Compensation Committee, Strategic Advisory Committee

Residence: Denver, Colorado

Business Experience: Mr. Fries has served as the Chief Executive Officer, President and Vice Chairman of the Board of Directors of Liberty Global, plc (“Liberty Global”) (NASDAQ: LBTYA, LBTYB, LBTYK) since June 2005.

Mr. Fries was Chief Executive Officer of UnitedGlobalCom LLC (“UGC”) from January 2004 until the businesses of UGC and Liberty Media International, Inc. were combined to form Liberty Global.

Other Directorships: Mr. Fries is Executive Chairman of Liberty Latin America Ltd. (since December 2017) (NASDAQ: LILA) and a director of Grupo Televisa S.A.B. (since April 2015) (NYSE: TV; BMV: TLEVISA CPO). Mr. Fries serves as board member of CableLabs® and as a Digital Communications Governor and Steering Committee member of the World Economic Forum. Mr. Fries serves as trustee and finance committee member for The Paley Center for Media.

Qualifications: Mr. Fries has over 30 years of experience in the cable and media industry. As an executive officer of Liberty Global and co-founder of its predecessor, Mr. Fries has overseen its growth into a world leader in converged broadband, video and mobile communications. Liberty Global delivers next-generation products through advanced fiber and 5G networks, and currently provides over 86 million connections across Europe and the U.K. Liberty Global’s joint ventures in the U.K. and the Netherlands generate combined annual revenue of over $17 billion, while remaining operations generate consolidated revenue of more than $7 billion. Through its substantial scale and commitment to innovation, Liberty Global is building Tomorrow’s Connections Today, investing in the infrastructure and platforms that empower customers and deploying the advanced technologies that nations and economies need to thrive. Additionally, Liberty Global’s investment arm includes a portfolio of more than 75 companies across content, technology and infrastructure. Mr. Fries’ significant executive experience in building and managing international distribution and programming businesses, in-depth knowledge of all aspects of a global telecommunications business and responsibility for setting the strategic, financial and operational direction for Liberty Global contribute to the Board’s consideration of the strategic, operational and financial challenges and opportunities of Lionsgate’s business, and strengthen the Board’s collective qualifications, skills and attributes.

Investor Rights Agreement: Mr. Fries serves as the designee of Liberty under the Investor Rights Agreement (discussed below).

John D. Harkey, Jr.

Age: 62

Independent Director Since: June 2023

Committee Membership: Audit & Risk Committee

Residence: Dallas, Texas

Business Experience: Mr. Harkey has served as the principal and founder of JDH Investment Management, LLC, an investment advisory firm, since 2007, and as chairman and chief executive officer of Consolidated Restaurant Operations, Inc., a full-service and franchise restaurants company, since 1998. Mr. Harkey is also a co-founder, and has served on the board of directors, of Cessation Therapeutics, a developer of vaccines for addictions to fentanyl, heroin and nicotine, since June 2018. In addition, he was a co-founder of AveXis, Inc., a biotechnology company, from 2010 until it was acquired in 2018 by Novartis AG, and served as executive chairman from 2010 to 2015. Mr. Harkey holds a B.B.A. in Business Honors from the University of Texas at Austin, a J.D. from the University of Texas School of Law, and an M.B.A. from Stanford Graduate School of Business.

Other Directorships: Mr. Harkey serves on the board of directors of several privately-held companies and non-profit organizations, and previously served on the board of directors of Sumo Logic, Inc. until its acquisition by Francisco Partners in May 2023, Loral Space & Communications Inc., until its merger with Telesat Canada in November 2021, and Emisphere Technologies, Inc., until its acquisition by Novo Nordisk in December 2020.

Qualifications: Mr. Harkey has extensive operational experience as a private investor and chief executive, in both public and private companies, across a wide range of industries. Mr. Harkey qualifications and experiences, including executive leadership, global leadership, growth and operational scale, business development and strategy, finance and accounting, legal, regulatory, and compliance, and public company board membership, are invaluable to the Board.

Investor Rights Agreement: Mr. Harkey serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Susan McCaw

Age: 61

Independent Director Since: September 2018

Committee Membership: Audit & Risk Committee, Compensation Committee

Residence: North Palm Beach, Florida

Business Experience: Ms. McCaw is currently the President of SRM Capital Investments, a private investment firm. Before this, Ms. McCaw served as President of COM Investments, a position she held from April 2004 to June 2019 except while serving as U.S. Ambassador to the Republic of Austria from November 2005 to December 2007. Prior to April 2004, Ms. McCaw was the Managing Partner of Eagle Creek Capital, a private investment firm investing in private technology companies, a Principal with Robertson, Stephens & Company, a San Francisco-based technology investment bank, and an Associate in the Robertson Stephens Venture Capital Group. Earlier in her career, Ms. McCaw was a management consultant with McKinsey & Company.

Other Directorships: Ms. McCaw is a Director and member of the Leadership Development and Compensation Committee of Air Lease Corporation (NYSE: AL). Ms. McCaw is the Vice Chair of the Hoover Institution and a board member of the Ronald Reagan Presidential Foundation & Institute, Teach for America, and the Stanford Institute for Economic Policy Research. She is also a founding board member of the Malala Fund and serves as the Chair of the Knight-Hennessy Scholars Global Advisory Board. Ms. McCaw is also Trustee Emerita of Stanford University.

Qualifications: Ms. McCaw brings deep experience and relationships in global business and capital markets to the Board through her private sector experience in investment banking and investment management, and through her public service as a former U.S. Ambassador. Ms. McCaw holds a Bachelor’s Degree in Economics from Stanford University and a Masters of Business Administration from Harvard Business School. Ms. McCaw’s experience both as an investor and diplomat brings broad and meaningful insight to the Board’s oversight of Lionsgate’s business.

Yvette Ostolaza

Age: 58

Independent Director Since: December 2019

Committee Membership: Nominating and Corporate Governance Committee (Chair)

Residence: Dallas, Texas

Business Experience: Since October 2013, Ms. Ostolaza has been a partner at Sidley Austin LLP, an international law firm with 21 offices and nearly $3 billion in revenue. She currently serves as Sidley’s Management Committee Chair and as a member of the firm’s Executive Committee. Ms. Ostolaza has also served on a number of nonprofit organizations as a board member or trustee. Ms. Ostolaza has received various legal and leadership awards, including being recognized by the Hispanic National Bar as Law Firm Leader of 2022, as a “Thought Leader” at Corporate Counsel’s 2019 Women, Influence & Power in Law Awards. Ms. Ostolaza has been selected as one of 20 “Women of Excellence” nationally by Hispanic Business magazine. In 2018, she received the Anti-Defamation League’s prestigious Schoenbrun Jurisprudence Award for her outstanding leadership and exemplary contributions to the community. Ostolaza also received the Texas Lawyer’s Lifetime Achievement Award and named by that publication as one of ten “Winning Women” and as a “Woman to Watch.” She also has been recognized by the Texas Diversity Counsel as one of its “Most Powerful and Influential Women,” and by Latino Leaders Magazine as one of its “Most Powerful Latino Lawyers.” Ms. Ostolaza is also a past recipient of Girls, Inc.’s annual “Woman of Achievement” award.

Qualifications: Ms. Ostolaza has spent her career developing a global practice representing public and private companies, board committees, and directors and officers in high-profile litigation, investigations, shareholder activism, regulatory, governance, and crisis management matters across a wide variety of industries. This breadth of experience provides important insight and counsel to the Board’s oversight of Lionsgate’s business.

Mark H. Rachesky, M.D.

Age: 64

Independent Director Since: September 2009

Committee Membership: Chair of the Board, Compensation Committee, Strategic Advisory Committee (Co-Chair)

Residence: New York, New York

Business Experience: Dr. Rachesky is Founder and Chief Investment Officer of MHR Fund Management LLC, a New York-based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies across a variety of industries.

Other Directorships: Dr. Rachesky is the Non-Executive Chairman of the Board of Directors, member of the Nominating Committee and the Human Resources and Compensation Committee of Telesat Corporation (NASDAQ: TSAT), and a director and member of the Nominating Committee, the Corporate Governance Committee and the Compensation Committee of Titan International, Inc. (NYSE: TWI). Dr. Rachesky formerly served on the Board of Directors of Loral Space & Communications Inc. until its merger with Telesat Canada in November 2021, on the Board of Directors of Navistar International Corporation (NYSE: NAV) until its merger with Traton SE in July 2021, and on the Board of Directors of Emisphere Technologies Inc. until it was acquired by Novo Nordisk in December 2020. Dr. Rachesky also serves on the Board of Directors of Mt. Sinai Hospital Children’s Center Foundation, the Board of Advisors of Columbia University Medical Center, as well as the Board of Overseers of the University of Pennsylvania.

Qualifications: Dr. Rachesky has demonstrated leadership skills as well as extensive financial expertise and broad-based business knowledge and relationships. In addition, as the Chief Investment Officer of MHR Fund Management LLC, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 20 plus years, together with his experience as chair and director of other public and private companies, Dr. Rachesky brings broad and insightful perspectives to the Board relating to economic, financial and business conditions affecting Lionsgate and its strategic direction.

Investor Rights Agreement: Dr. Rachesky serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Daryl Simm

Age: 62

Independent Director Since: September 2004

Committee Memberships: Compensation Committee (Chair)

Residence: Naples, Florida

Business Experience: Since November 2021, Mr. Simm has been the President and Chief Executive Officer of Omnicom Group, Inc. (NYSE: OMC). From February 1998 to November 2021, Mr. Simm was Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc.

Qualifications: Mr. Simm leads one of the industry’s largest media planning and buying groups representing blue-chip global advertisers that connect their brands to consumers through entertainment content. The agencies he leads routinely receive accolades as the most effective and creative in their field and he has been recognized as one of the “100 most influential leaders in marketing, media and tech.” Earlier in his career, Mr. Simm ran P&G Productions, a prolific producer of television programming, where he was involved in large co-production ventures and international content distribution. Mr. Simm was also the top media executive at Procter & Gamble, the world’s largest advertiser and a pioneer in the use of branded entertainment content. Mr. Simm’s broad experience across the media and content space makes him well qualified to serve on Board.

Hardwick Simmons

Age: 83

Independent Director Since: June 2005

Committee Membership: Audit & Risk Committee (Chair), Strategic Advisory Committee

Residence: Marion, Massachusetts

Business Experience: Mr. Simmons currently serves as a director of several privately held companies. From February 2001 to June 2003, Mr. Simmons served first as Chief Executive Officer and then as Chairman and Chief Executive Officer at The NASDAQ Stock Market Inc. From May 1991 to December 2000, Mr. Simmons served as President and Chief Executive Officer of Prudential Securities Incorporated.

Other Directorships: From 2003 to 2016, Mr. Simmons was the Lead Director and Chairman of the Audit and Risk Committee of Raymond James Financial (NYSE: RJF).

Qualifications: Mr. Simmons, through an accomplished career overseeing one of the largest equity securities trading markets in the world and other large complex financial institutions, brings important business and financial expertise to the Board in its deliberations on complex transactions and other financial matters. In addition, his broad business knowledge, connections in the business community and valuable insight regarding investment banking and regulation are relevant to the Board’s oversight of Lionsgate’s business.

Harry E. Sloan

Age: 73

Independent Director Since: December 2021

Committee Membership: Compensation Committee, Strategic Advisory Committee

Residence: Los Angeles, California

Business Experience: Mr. Sloan is a founder, public company chief executive officer and a leading investor in the media, entertainment and technology industries. Mr. Sloan is the Chairman and CEO of Eagle Equity Partners II, LLC (“Eagle Equity”). Under Mr. Sloan’s leadership, Eagle Equity has acquired and taken public, through special purpose acquisition companies, several digital media companies including, during 2020, DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”) and Skillz Inc. (NYSE: SKLZ). Mr. Sloan has been at the forefront and evolution of the video gaming industry as one of the founding investors and a Board Member of Zenimax/Bethesda Game Studios, the awarding winning studio acquired by Microsoft in March 2021. Mr. Sloan co-founded Soaring Eagle Acquisition Corp., which raised $1.725 billion in its initial public offering in February 2021, and in September 2021, completed its initial business combination with Ginkgo Bioworks Holdings, Inc.

(NYSE: DNA) (“Ginkgo”). In January 2022, Mr. Sloan and his partners launched Screaming Eagle Acquisition Corp. (NASDAQ: SCRM). Earlier in his career, Mr. Sloan was Chairman and Chief Executive Officer of MGM Studios and founded and led two public companies in the entertainment media arena, New World Entertainment and SBS Broadcasting, S.A. Mr. Sloan was also one of the founding investors of Lionsgate and served as Lionsgate’s Non-Executive Chairman from 2004 to 2005.

Other Directorships: Mr. Sloan is a member of the Board of Directors and a member of the Audit Committee of Ginkgo, and Vice Chairman of the Board of Directors and Chair of the Nominating and Corporate Governance Committee of DraftKings.

Qualifications: Mr. Sloan’s extensive experience as an international media investor, entrepreneur and studio executive makes him well qualified to serve on the Board.

Investor Rights Agreement: Mr. Sloan serves as a designee of Discovery Lightning under the Investor Rights Agreement (discussed below).

Investor Rights Agreement

On November 10, 2015, (i) Liberty, a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Liberty Global, agreed to purchase 5,000,000 of Lionsgate’s then outstanding common shares from funds affiliated with MHR Fund Management, and (ii) Discovery Lightning, a limited company organized under the laws of the United Kingdom and a wholly-owned subsidiary of Warner Bros. Discovery, Inc. (“Discovery”) agreed to purchase 5,000,000 of Lionsgate’s then outstanding common shares from funds affiliated with MHR Fund Management (collectively, the “Purchases”).

In connection with the Purchases, on November 10, 2015, Lionsgate entered into an investor rights agreement with Liberty Global, Discovery, Liberty, Discovery Lightning and certain affiliates of MHR Fund Management (as amended from time to time, the “Investor Rights Agreement”). The Investor Rights Agreement provides that, among other things, (i) for so long as funds affiliated with MHR Fund Management beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include three (3) designees of MHR Fund Management (at least one of whom will be an independent director and will be subject to Board approval) on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders and (ii) for so long as funds affiliated with MHR Fund Management beneficially own at least 5,000,000, but less than 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of MHR Fund Management on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders. Dr. Rachesky, Ms. Fine and a former director were appointed as initial designees of MHR Fund Management pursuant to the Investor Rights Agreement. Mr. Harkey serves as the current third designee under the Investor Rights Agreement.

In addition, the Investor Rights Agreement provides that (i) for so long as Liberty and Discovery Lightning (together with certain of their affiliates) beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate’s will include one designee of Liberty and one designee of Discovery Lightning on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders and (ii) for so long as Liberty and Discovery Lightning (together with certain of their affiliates) beneficially own at least 5,000,000, but less than 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of Liberty and Discovery Lightning, collectively, on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders, selected by (a) Liberty, if Liberty individually exceeds such 5,000,000 common share threshold but Discovery Lightning does not, (b) Discovery Lightning, if Discovery Lightning individually exceeds such 5,000,000 common share threshold but Liberty does not and (c) Liberty and Discovery Lightning, jointly, if neither Liberty nor Discovery Lightning individually exceeds such 5,000,000 common share threshold. Mr. Fries was appointed as a designee of Liberty and a former director was appointed as a designee of Discovery Lightning, and both were appointed as directors of Lionsgate effective on November 12, 2015. Currently, Mr. Sloan serves as the designee of Discovery Lightning under the Investor Rights Agreement.

In addition, under the Investor Rights Agreement, Lionsgate has also agreed to provide Liberty, Discovery Lightning and MHR Fund Management with certain pre-emptive rights on shares that Lionsgate may issue in the future for cash consideration.

Under the Investor Rights Agreement, Liberty and Discovery Lightning (together with certain of their affiliates) have agreed that if they sell or transfer any of their shares of Lionsgate common stock to a shareholder or group of shareholders that beneficially own 5% or more of Lionsgate’s then outstanding common shares, or that would result in a person or group of persons beneficially owning 5% or more of Lionsgate’s then outstanding common shares, any such transferee would have to agree to the restrictions and obligations set forth in the Investor Rights Agreement, including transfer restrictions, subject to certain exceptions set forth in the Investor Rights Agreement.

Executive Officers

The following is a list of our executive officers followed by their biographical information (other than for Messrs. Feltheimer and Burns, whose biographical information appears above). Ages are as of July 14, 2023.

Name	Age	Position
Jon Feltheimer	71	Chief Executive Officer
Michael Burns	64	Vice Chair
James W. Barge	67	Chief Financial Officer
Brian Goldsmith	51	Chief Operating Officer
Bruce Tobey	64	Executive Vice President and General Counsel

James W. Barge has been Lionsgate’s Chief Financial Officer since October 2013. From October 2010 to November 2012, Mr. Barge served as the Executive Vice President, Chief Financial Officer of Viacom, Inc. (having served as its Executive Vice President, Controller, Tax and Treasury since January 2008), where he was responsible for overseeing all aspects of the company’s global finances and capital structure, as well as information technology, risk management and internal audit activities. Prior to joining Viacom, Mr. Barge served as Senior Vice President, Controller and Chief Accounting Officer (from October 2002 to December 2007) and Vice President and Controller (from February 2000 to October 2002) of Time Warner Inc., where he was responsible for the company’s overall financial planning, reporting and analysis, including budgeting and long range planning, and led several shared service and global process improvement initiatives. Mr. Barge joined Time Warner in March 1995 as Assistant Controller. Prior to joining Time Warner, Mr. Barge held several positions at Ernst & Young, including Area Industry Leader of the Consumer Products Group and National Office Partner, where he was responsible for the resolution of SEC accounting and reporting issues. Mr. Barge is the Chair of the Audit Committee and a member of the Nominating and Governance Committee of Scholastic Corporation (NASDAQ: SCHL).

Brian Goldsmith has been Lionsgate’s Chief Operating Officer since October 2012, and served as Lionsgate’s Executive Vice President, Corporate Development and Strategy, from September 2008 to October 2012. Prior to that, Mr. Goldsmith served as the Chief Operating Officer and Chief Financial Officer of Mandate Pictures, LLC, a wholly-owned subsidiary of Lionsgate since September 2007.

Bruce Tobey has been Lionsgate’s Executive Vice President and General Counsel since March 2023. Prior to that, Mr. Tobey was a partner at O’Melveny & Myers LLP, where he worked from August 2012 to March 2023. Prior to joining O’Melveny & Myers LLP, Mr. Tobey also served as Chief Operating Officer at CBS Films from March 2007 to December 2010, as Executive Vice President at Paramount Pictures Corporation from February 2001 to August 2005, and as a partner at Troop Steuber Pasich Reddick & Tobey, LLP (and its predecessor firm), where he worked from May 1986 to March 2000.

Appointment of Executive Officers

Lionsgate’s officers are appointed and serve at the discretion of the Board. The employment agreements for the Named Executive Officers (as defined under Item 11, Executive Compensation below) are described in “— Executive Compensation Information of Lionsgate — Description of Employment Agreements” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Lionsgate’s executive officers and directors and persons who own more than 10% of a registered class of Lionsgate’s equity securities to file reports of ownership and changes in ownership with the SEC. As an administrative matter, Lionsgate assists its executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2023, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics

Lionsgate has a Code of Business Conduct and Ethics that applies to all its directors, officers and employees (and, where applicable, to its suppliers, vendors, contractors and agents) and is available on its website at https://investors.lionsgate.com/governance/governance-documents, and can be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary. Lionsgate will disclose on its website any waivers of, or amendments to, the code that applies to Lionsgate’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions.

Role of the Board and Corporate Governance Guidelines

Lionsgate’s corporate governance practices are embodied in its Corporate Governance Guidelines established by the Board. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•

the Board review and regularly monitor the effectiveness of Lionsgate’s fundamental operating, financial and other business plans, policies and decisions, including the execution of its strategies and objectives;

•	the Board act in the best interest of Lionsgate to enhance long-term shareholder value;

•	a majority of the members of the Board be independent directors;

•	the independent directors meet at least quarterly in executive session, or otherwise as needed;

•	directors have unimpeded access to management and, as necessary and appropriate, independent advisors; and

•	the Board and its committees conduct annual self-evaluations to determine whether they are functioning effectively.

The full text of the key practices and procedures of the Board are outlined the Corporate Governance Guidelines available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

Board Committees and Responsibilities

The Board has a standing Audit & Risk Committee, Compensation Committee, Nominating and Corporate Governance Committee and Strategic Advisory Committee. The table below provides current membership information for its standing committees, as well as meeting information for such committees.

	Audit & Risk Committee	Compensation Committee	Nominating & Corporate Governance Committee	Strategic Advisory Committee
Michael Burns
Mignon Clyburn*
Gordon Crawford*
Jon Feltheimer
Emily Fine*
Michael T. Fries*
John D. Harkey, Jr.*
Susan McCaw*
Yvette Ostolaza*
Mark H. Rachesky, M.D.*
Daryl Simm*
Hardwick Simmons*
Harry E. Sloan*
*Independent Director		Chairperson		Member

Audit & Risk Committee

Messrs. Simmons (Chair) and Harkey and Ms. McCaw are the current members of the Audit & Risk Committee.

The Audit & Risk Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Audit & Risk Committee include, among other things, the following:

•	overseeing the integrity of Lionsgate’s financial statements, accounting and financial reporting processes;

•	overseeing Lionsgate’s exposure to risk and compliance with legal and regulatory requirements;

•	overseeing the independent auditor’s qualifications and independence;

•	overseeing the performance of Lionsgate’s internal audit function and independent auditor;

•	overseeing the development, application and execution of all Lionsgate’s risk management and risk assessment policies and programs;

•	preparing the reports required by applicable SEC and Canadian securities commissions’ disclosure rules; and

•	reviewing and providing oversight over Lionsgate’s information technology and cybersecurity risk, policies and procedures.

The Board has determined that each member of the Audit & Risk Committee qualifies as an “independent” director under the New York Stock Exchange listing standards and the enhanced independence standards applicable to audit committee members pursuant to Rule 10A-3(b)(1) under the Exchange Act, and that each member of the Audit & Risk Committee is “independent” and “financially literate” as prescribed by Canadian securities laws, regulations, policies and instruments. Additionally, the Board has determined that Mr. Simmons is an “audit committee financial expert” under applicable SEC rules and has “accounting or related financial management expertise” under the New York Stock Exchange listing standards.

Compensation Committee

Messrs. Simm (Chair), Fries, Rachesky, Sloan and Ms. McCaw are the current members of the Compensation Committee.

The Compensation Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Compensation Committee include, among other things, the following:

•

reviewing, evaluating and making recommendations to the Board with respect to management’s proposals regarding Lionsgate’s overall compensation policies and practices and overseeing the development and implementation of such policies and practices;

•	evaluating the performance of and reviewing and approving the level of compensation for Lionsgate’s Chief Executive Officer and Vice Chair;

•

in consultation with Lionsgate’s Chief Executive Officer, considering and approving the selection, retention and remuneration arrangements for other executive officers and employees of Lionsgate with compensation arrangements that meet the requirements for Compensation Committee review, and establishing, reviewing and approving compensation plans in which such executive officers and employees are eligible to participate;

•

reviewing and recommending for adoption or amendment by the Board and, when required, Lionsgate’s shareholders, incentive compensation plans and equity compensation plans and administering such plans and approving award grants thereunder to eligible persons; and

•	reviewing and recommending to the Board compensation for the Board and committee members.

The Compensation Committee is also authorized, after considering such independence factors as may be required by the New York Stock Exchange rules or applicable SEC rules, to retain independent compensation consultants and other outside experts or advisors as it believes to be necessary or appropriate to carry out its duties. See “— Compensation Discussion and Analysis of Lionsgate” for additional discussion of the Compensation Committee’s role and responsibilities, including a discussion on the role of Lionsgate’s compensation consultant in fiscal 2023.

Lionsgate’s executive officers, including the Named Executive Officers, do not have any role in determining the form or amount of compensation paid to the Named Executive Officers and Lionsgate’s other senior executive officers (other than Lionsgate’s Chief Executive Officer, who makes recommendations to the Compensation Committee with respect to compensation paid to the other Named Executive Officers (other than Lionsgate’s Vice Chair)). The Board has determined that each member of the Compensation Committee qualifies as an “independent” director under the New York Stock Exchange listing standards and the enhanced independence standards applicable to compensation committee members under the New York Stock Exchange listing standards. In making its independence determination for each member of the Compensation Committee, the Board considered whether the director has a relationship with Lionsgate that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Nominating and Corporate Governance Committee

Mmes. Ostolaza (Chair), Clyburn and Fine are the current members of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is governed by a written charter adopted by the Board which is available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things, the following:

•	identifying, evaluating and recommending individuals qualified to become members of the Board, consistent with criteria approved by the Board;

•	considering and recommending to the Board the director nominees for each annual meeting of shareholders, the Board committees and the Chairpersons thereof;

•

periodically reviewing Lionsgate’s activities and practices regarding corporate responsibility and environmental, social and related governance (“ESG”) matters that are significant to Lionsgate, oversee Lionsgate’s public reporting on these topics and receive updates from Lionsgate’s management committee responsible for significant ESG activities;

•	reviewing Lionsgate’s human capital management policies, programs and initiatives focused on Lionsgate’s culture, talent development, retention, and diversity and inclusion;

•	developing and recommending to the Board a set of corporate governance guidelines applicable to Lionsgate and assisting in the oversight of such guidelines; and

•	overseeing the evaluation of the Board and management.

The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as an “independent” director under the New York Stock Exchange listing standards.

Strategic Advisory Committee

Messrs. Crawford (Co-Chair), Rachesky (Co-Chair), Fries, Simmons and Sloan are the current members of the Strategic Advisory Committee.

The Strategic Advisory Committee is responsible for reviewing Lionsgate’s strategic plan, meeting with management on a periodic basis to review operations against the plan, as well as overseeing preliminary negotiations regarding strategic transactions and, when applicable, acting as a pricing and approval committee on certain transactions.

Each member of the Strategic Advisory Committee qualifies as an “independent” director under the New York Stock Exchange listing standards.

Shareholder Communications

The Board recognizes the importance of providing Lionsgate shareholders and interested parties with a means of direct communication with the members of the Board. Shareholders and interested parties who would like to communicate with the Chair of the Board or its non-employee directors may do so by writing to the Board or its non-employee directors, care of Lionsgate’s Corporate Secretary, at either of its principal executive offices. Additionally, shareholder recommendations for director nominees are welcome and should be sent to Lionsgate at 2700 Colorado Avenue, Santa Monica, California 90404, who will forward such recommendations to the Chair of the Nominating and Corporate Governance Committee. The full text of Lionsgate’s Policy on Shareholder Communications is available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and provides a detailed description of our executive compensation philosophy and program, the compensation decisions made by Lionsgate and the matters considered in making such decisions, in each case in respect of fiscal 2023.

Named Executive Officers

This “Compensation Discussion and Analysis” is designed to provide shareholders with an understanding of Lionsgate’s historical executive compensation philosophy, objectives, and practices. In doing so, it describes the material elements of compensation at Lionsgate awarded to, earned by, or paid to the individuals who served as Lionsgate’s principal executive officer, Lionsgate’s principal financial officer, and Lionsgate’s three other most highly compensated executive officers for fiscal 2023 (the “Named Executive Officers”). The Named Executive Officers that served for fiscal 2023 are set forth below.

Named Executive	Officer Position
Jon Feltheimer	Chief Executive Officer
Michael Burns	Vice Chair
James W. Barge	Chief Financial Officer
Brian Goldsmith	Chief Operating Officer
Corii D. Berg*	Former Executive Vice President and General Counsel
Bruce Tobey**	Executive Vice President and General Counsel

*	Mr. Berg resigned as Lionsgate’s Executive Vice President and General Counsel effective December 20, 2022.
**	Mr. Tobey was appointed as Lionsgate’s Executive Vice President and General Counsel effective March 27, 2023.

Executive Summary

WHO LIONSGATE IS
Business Segments
Studio Business	Starz Business
Motion Picture Television Production	Media Networks

•  Diversified motion picture business with 10-12 wide theatrical releases and slate of 40-50 multiplatform and direct-to-streaming titles a year.

•  Television business encompassing more than 100 shows spanning dozens of platforms from its scripted operations, 3 Arts Entertainment, Pilgrim Media Group and Debmar-Mercury.

• Leading global premium subscription platform with content strategy focused on two valuable and scalable core demographics. • Majority of subscribers from streaming.

World Class Franchises and Series

• 4 films • $3.0 billion+ global box office • The Ballad of Songbirds and Snakes (November 2023)	• 5 films • $3.4 billion+ global box office	• 4 films • Over $1 billion global box office • The Continental (September 2023) • Ballerina (June 2024)

• 7 seasons • 4 consecutive Best Drama Emmy’s (116 nominations)	• 7 seasons • 4 consecutive Best Drama Emmy’s (116 nominations)	• 3 spinoffs (Power Book II: Ghost, Power Book III: Raising Kanan, Power Book IV: Force)

• 3 films • $700 million box office • Expendables 4 (September 2023)	• $450 million box office • 14 nominations and 6 Oscar wins • Broadway musical in development	• 10 films • $1 billion+ global box office • Saw 10 (October 2023)

• 2 seasons (renewed for season 3) • Season 2: over • 10 million multi-platform views per episode.	• 2 seasons (renewed for season 3) • Neilsen’s top 10 of top 100 shows of 2022-2023 based on total viewers	• 8 seasons • 2 Emmy awards (14 nominations) • Reboot in development

• Best-selling library title • 35th anniversary in 2022 • Re-imagining in development for 2025	• 2 films • $600 million+ global box office • Now You See Me 3 in development	• 7 films • $700 million box office • STARZ television series

WHAT MANAGEMENT ACCOMPLISHED IN FISCAL 2023
Over $1 Billion John Wick films at global box office; John Wick: Chapter 4 over $425 million at global box office (franchise best)	$884 Million Film and television library revenue for the trailing 12-months	29.7 Million STARZ global subscribers* (14% year-over-year growth) * Including STARZPLAY Arabia, a non-consolidated equity method investee and excluding subscribers in exited territories

$200 Million of 5.500% Senior Notes Repurchased for $135.0 million; additional $85.0 million repurchased for $61.4 million in May 2023	New Starz Bundling Agreements With Amazon/MGM+ and AMC+ domestically, Hayu on Amazon in the U.K. and Disney+ in Latin America	Treasury Management Undrawn revolving credit facility of $1.25 billion and $272 million in cash and cash equivalents at quarter ended March 31, 2023

85% and 89% Q4 2023 Increase Motion Picture segment revenue and segment profit, respectively, compared to prior year quarter

1.3 Million and 700,000

Q4 2023 Increase

Total STARZ global over-the-top subscribers* (sequential quarter, excluding subscribers in exited territories) and domestic over-the top subscribers, respectively

* Including STARZPLAY Arabia, a non-consolidated equity method investee

$1.5 Billion Studio backlog* at March 31, 2023 from Motion Picture and Television Production segments * The backlog portion of remaining performance obligations (excluding deferred revenue)

STOCK PERFORMANCE RETURNS RELATIVE TO PEERS (SEPTEMBER 20, 2022* – MARCH 31, 2023)

* Reflects the restructuring of LIONSGATE+ by exiting seven international territories, commencing the three months ended September 30, 2022.

Goals of the Lionsgate Compensation Program

•  Attract, motivate and retain top executive talent in an intensely competitive industry

•  Align executive pay with operating and financial performance

•  Align executive pay with execution of long-term performance

•  Align executive interests with those of shareholders

•  Incentivize shareholder value creation

Basic Lionsgate Compensation Program Principles

•  Balance components of compensation

•  Be competitive within Lionsgate’s industry

•  Maintain appropriate level of “at-risk” compensation

•  Balance metric-driven and qualitative decision-making

•  Maintain “clawback” policy to recover unjustified payments

•  No tax gross-ups

•  No repricing or buyouts of stock options/SARs without shareholder approval

•  No single-trigger change-of-control provisions

How the Compensation Committee Works

•  Maintain proactive, ongoing, and transparent dialogue with investors

•  Use multiple operational, financial, and intangible metrics

•  Review cost and dilutive impact of stock compensation

•  Use performance metrics for all employees, including Named Executive Officers

•  Use updated peer group and industry survey data for compensation context

•  Take counsel from Pay Governance, its independent outside consultant

The Components of Executive Compensation
Item	Nature	Purpose	Basis
Base Salary	Fixed; Short-term	Provide degree of financial stability; Retention	Competitive within peer and industry context

Annual Incentive Bonus	At-risk; Short-term	Reward near-term performance; Promotion and contribution of business strategy; Ensure competitive compensation	Competitive within peer and industry context; Performance-based, with defined target opportunity

Long-Term Incentive Awards	At-risk; Long-term	Retention; Reward long- term performance; Alignment with shareholder interests	Competitive within peer and industry context; Time and performance- based equity, vesting in tranches over multiple years

Determination of Annual Bonus for Fiscal 2023
1/3 Corporate Performance

Overall Lionsgate financial and operating performance – the Compensation Committee determined to award 96% for corporate performance.

1/3 Divisional Performance

Overall financial and operational performance of each operating division – the Compensation Committee determined to award 120%, 100% and 70% for Motion Picture, Television Production, and Media Networks segment performance, respectively.

1/3 Individual Performance

Individual achievements and contributions of each executive – individual performance percentages for fiscal 2023 noted below.

For more information on the compensation of the Named Executive Officers, see the Summary Compensation Table below.

Shareholder Engagement

Lionsgate proactively engages with shareholders and other stakeholders throughout the year to discuss significant issues, including company performance and strategy, corporate governance, executive compensation, and environmental, social, and governance topics. Lionsgate takes feedback and insights from its engagement with shareholders and other stakeholders into consideration as it reviews and evolves its practices and disclosures, and further shares them with the Board, as appropriate.

In fiscal 2023, Lionsgate engaged with 30 of its top 50 shareholders and actively-managed institutional investors owning approximately 75% of existing common stock (not including shares held by officers and directors). Participating in this outreach were Messrs. Feltheimer, Burns, Barge, Goldsmith, Jeff Hirsch, the President and Chief Executive Officer of Starz, Lionsgate’s wholly-owned subsidiary, and other senior executives from all of Lionsgate’s businesses with support from Lionsgate’s Investor Relations Department.

Lionsgate presented at 9 major investor conferences, including: The Morgan Stanley 2023 Tech, Media, & Telecom Conference and The Bank of America 2022 Media, Communications and Entertainment Conference. Lionsgate also hosted media investor “bus tour” meetings through MoffettNathanson, Cowen, JP Morgan, Credit Suisse and Wells Fargo, that included interactions with over 50 analysts/investors in Lionsgate’s Santa Monica office, and held more than 100 virtual and in-person investor meetings, representing virtually all of Lionsgate’s analysts and top 25 shareholders.

At Lionsgate’s annual general and special meeting of shareholder held in September 2022, 96.3% of votes cast at that meeting voted in favor of Lionsgate’s executive compensation program (referred to as a “say-on-pay proposal”). Lionsgate believes the results of last year’s “say-on-pay” vote and input from its shareholder engagement affirmed its shareholders’ support of the Lionsgate compensation program. This informed Lionsgate’s decision to maintain a consistent overall approach in setting executive compensation for fiscal 2023.

Key Actions in Response to Shareholder Engagement

•	No grants of special equity awards in fiscal 2023 outside of Lionsgate’s regular compensation program.

•

Annual equity awards to Named Executive Officers in fiscal 2023 (other than to Mr. Burns, who is not eligible for such awards) were granted at 85% of respective equity target amounts, as set forth in the applicable employment agreements, reflecting financial performance in fiscal 2022.

•

50% of such awards consisted of performance-based restricted share units, vesting over three years only if the volume-weighted average of the closing price of Class B non-voting shares over a period of twenty consecutive trading days ending on or before such three-year period is equal to or greater than $14.61.

•

Continued to utilize Adjusted OIBDA and segment profit as the performance metrics to determine fiscal 2023 annual incentive bonuses (see “Compensation Components – Fiscal 2023 Company Financial Performance” below).

•	Based on analysis by Pay Governance, capped individual performance measure for annual incentive bonuses at 300%.

•	Continued disclosure with respect to environment, social and governance matters.

Key Features of the Lionsgate Executive Compensation Program

The Compensation Committee believes that the Lionsgate executive compensation program aligns the interests of the Named Executive Officers with Lionsgate’s long-term strategic direction and the interests of Lionsgate’s shareholders. The Lionsgate program’s key features include:

•	Competitive pay using updated peer group and industry survey data for compensation decisions.

•	Significant “at risk” pay:

•	Lionsgate provides annual incentive opportunities and other long-term equity awards, which constitute a significant portion of each executive’s total compensation opportunity.

•	The Compensation Committee retains discretion in assessing performance and awarding payouts under the annual incentive plan and performance-based equity awards.

•	Compensation is balanced – the compensation program provides a mix of fixed compensation and short-term and long-term variable compensation.

•	Limited benefits and perquisites are provided.

Lionsgate has entered into employment agreements with each of its Named Executive Officers and believes these agreements have helped create stability for the management team. These agreements have been structured to incorporate a number of features that Lionsgate believes represent best practices in executive compensation and are generally favored by shareholders. In particular, these agreements do not provide for any accelerated vesting of equity awards or other payments or benefits that are triggered solely by a change in control (i.e., there are no “single-trigger” benefits) or any rights for the executive to be grossed up for any taxes imposed on excess parachute payments in connection with a change in control. These agreements also do not include any right for the executive to voluntarily terminate employment in connection with a change in control and receive severance (other than certain “good reason” terminations that Lionsgate believes would constitute a constructive termination of the executive’s employment).

As noted below, equity award grants to Named Executive Officers at Lionsgate are generally determined in connection with a new or amended employment agreement with Lionsgate (which includes specifying grants to be made annually over its term). Lionsgate typically does not consider equity-based awards to its executive officers at any other time, but may pay annual bonuses in cash and/or equity awards, and retains discretion to grant equity awards to executives at other times as the Compensation Committee may determine appropriate.

Program Objectives

The goal of the Lionsgate executive compensation program is to facilitate the creation of long-term value for shareholders by attracting, motivating, and retaining qualified senior executive talent. To this end, the Compensation Committee has designed and administered the Lionsgate compensation program to reward executives for sustained financial and operating performance, to align their interests with those of shareholders, and to encourage them to remain with Lionsgate for long and productive careers. A significant portion of Lionsgate’s senior executives’ compensation is “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based upon performance.

Compensation Practices

What Lionsgate Does	What Lionsgate Does Not Do

✓  Pay for Performance: A significant portion of Named Executive Officers compensation is “at risk” in the form of annual and long-term incentive awards that are tied to Lionsgate financial results or the performance of Lionsgate’s stock price, or both.

×   No Excise Tax Gross-ups: Employment agreements and other compensation arrangements with the Named Executive Officers do not provide for any gross-up payments to cover excise taxes incurred by the executive.

✓  Use Multiple Performance Metrics: Lionsgate’s annual bonus and long-term incentive programs rely on diversified performance metrics, including individual and group contributions, and Lionsgate’s financial and operating performance.

× No Tax Gross-ups for Personal Benefits: No Named Executive Officer is entitled to receive gross-ups for taxes on personal benefits.

✓  Risk Mitigation: Lionsgate’s compensation program has provisions to mitigate undue risk, including caps on the maximum level of payouts, clawback provisions, multiple performance metrics, and board and management processes to identify risk.

× No Single-Trigger Change-in-Control Agreements: No employment agreements or arrangements for the Named Executive Officers provide benefits triggered solely by a change in control of Lionsgate.

What Lionsgate Does	What Lionsgate Does Not Do

✓ Review of Share Utilization: The Compensation Committee evaluates share utilization levels by reviewing the cost and dilutive impact of stock compensation.	× No Hedging/Pledging: Lionsgate prohibits all directors and employees, including the Named Executive Officers, from collateral pledging and margin practices involving Lionsgate’s common shares.

✓  Competitive Peer Group: Lionsgate’s peer group generally consists of companies with which Lionsgate directly competes for executive talent and are generally similar to Lionsgate in terms of revenues, market-capitalization, and focus of its business.

× No Repricing of Stock Options or SARs: Repricing of stock options or SARs is not allowed without the approval of Lionsgate’s shareholders.

✓  Independent Compensation Consultant: The Compensation Committee retains Pay Governance, an independent compensation consultant, to provide advice on matters concerning executive and non-employee director pay.

× No Buyout of Underwater Stock Options or SARs: Lionsgate may not provide for cash buyouts of underwater option or SARs without shareholder approval.

Process for Determining Executive Compensation

Set forth below is a description of Lionsgate’s process for determining executive compensation in fiscal 2023.

Role of the Compensation Committee

Lionsgate’s executive compensation program is administered by the Compensation Committee, which operates pursuant to a written charter. The Compensation Committee, working with management, determines and implements Lionsgate’s executive compensation philosophy, structure, policies and programs, and administers Lionsgate’s compensation and benefit plans. The Compensation Committee is ultimately responsible for determining the compensation arrangements for Lionsgate’s executive officers and reports to the Board on all compensation matters regarding Lionsgate’s executives and other key salaried employees.

Role of Management

The Compensation Committee reviews information provided by management in order to help align the design and operation of the executive compensation program with Lionsgate’s business strategies and objectives. At various times during fiscal 2023, Lionsgate’s Chief Executive Officer and other executives attended relevant portions of Compensation Committee meetings in order to provide information and answer questions regarding Lionsgate’s strategic objectives and financial performance that may be relevant to the Compensation Committee’s decisions. Generally, Lionsgate’s Chief Executive Officer makes recommendations to the Compensation Committee with respect to terms of employment for other executive officers (other than himself and the vice chair), taking into account competitive market information, Lionsgate’s compensation strategy, his qualitative assessment of the particular executive’s individual performance, and the experience level of the particular executive. The Compensation Committee discusses these recommendations with Lionsgate’s Chief Executive Officer and either approves or modifies them in its discretion. The Compensation Committee is solely responsible for determining the compensation of Lionsgate’s chief Executive Officer and Lionsgate’s Vice Chair. None of the Named Executive Officers are members of the Compensation Committee or otherwise have any role in determining their own compensation.

Role of Compensation Consultant

The Compensation Committee retains the services of an outside compensation consultant to assist in its review and determination of Lionsgate’s executive compensation program. For fiscal 2023, the Compensation Committee engaged Pay Governance as its independent compensation consultant. Pay Governance assists the committee in the development and evaluation of Lionsgate’s executive compensation program, policies, and practices, and its determination of executive compensation, and provides advice to the Compensation Committee, on other matters related to its responsibilities. Pay Governance reports directly to the Compensation Committee and the Compensation Committee has the sole authority to retain and terminate the consultant and to review and approve the consultant’s fees and other retention terms. In fiscal 2023, Lionsgate paid Pay Governance $196,148 for various engagement services for the Compensation Committee.

Consultant Independence

During fiscal 2023, Pay Governance did not perform work for Lionsgate other than pursuant to its engagement by the Compensation Committee. The Compensation Committee has assessed the independence of Pay Governance and concluded that its engagement of Pay Governance does not raise any conflict of interest with Lionsgate or any of its directors or executive officers.

Peer Group Analysis

The Compensation Committee utilizes a peer group to make comparisons of its executives’ compensation with that of similarly situated executives with other companies in order to help ensure that Lionsgate’s compensation packages are competitive with the broader market and aligned with shareholder interests. The peer group is generally comprised of companies focused on film production, television programming, digital content creation and live entertainment, which the Compensation Committee considers to be similar to Lionsgate in terms of revenue, market capitalization, and business focus.

In fiscal 2023, the Compensation Committee retained Pay Governance to update its peer group. Pay Governance noted that Lionsgate competes in a talent market where traditional scope markers such as revenue size and market capitalization are not as relevant as they might be in a typical industrial or general industry company. For instance, many traditional film and television production companies have gradually consolidated over the past decade into a small group of major diversified public entertainment companies, smaller independent studios are private or divisions of non-U.S. based companies, new streaming or digital competitors have experienced rapid growth or are also divisions of much larger public companies, and compensation data for executives running larger studios at competitors are typically not publicly disclosed. Accordingly, Pay Governance developed a broader universe of potential peers by reviewing companies within a specified range of Lionsgate’s revenue (e.g., $850 million to $13.5 billion, or approximately 0.25 to 4 times revenue at such time) and market capitalization (e.g., $700 million to $15 billion, or approximately 0.25 to 5 times market capitalization at such time), considering peers in adjacent or similar entertainment content creation/distribution industries, reviewing companies utilized by certain shareholder service firms in their reports on Lionsgate from the previous fiscal year, identifying “peer to peer” companies (i.e., those used by multiple Lionsgate peers but not currently used by Lionsgate), and noting “reverse peer” companies (i.e., those disclosing Lionsgate as a peer).

Based on its review, Pay Governance recommended, and the Compensation Committee selected, the following peer group for fiscal 2023:

General Peer Group
AMC Networks Inc.	Madison Square Garden Entertainment Corp.
Electronic Arts Inc.	Nexstar Media Group, Inc.
Fox Corporation	Sirius XM Holdings Inc.
Hasbro, Inc.	Take-Two Interactive Software, Inc.
Live Nation Entertainment, Inc.	World Wrestling Entertainment, Inc.

Pay Governance also recommended that Lionsgate continue to utilize industry survey data (such as the Willis Towers Watson Entertainment Industry Survey) to provide compensation data for entertainment-industry specific roles that may not be reflected within the peer group. The participants in this survey include the following:

Entertainment Industry Group
ABC	Showtime
Amazon Studios	Sony Pictures Entertainment
AMC Networks	The CW
CBS	Viacom Media Networks
NBCUniversal	Walt Disney Studios
Netflix	Warner Bros. Discovery
Paramount

The Compensation Committee determined that it would be appropriate to consider this survey data for executive positions, in addition to the peer group data, as companies in these surveys reflect critical competitors for talent. In using this survey data, the Compensation Committee does not focus on any particular companies in the survey (other than the peer companies listed above). In this Compensation Discussion and Analysis, the term “market” as used for comparison purposes generally refers to the peer companies and the survey data described above.

Use of Market Data

Utilizing this market data, the Compensation Committee evaluates the amount and proportions of base salary, annual incentive pay, and long-term compensation, as well as the target total direct compensation (defined as base salary, target annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) for a select number of Lionsgate’s executive officers, including each of the Named Executive Officers, relative to the compensation of similarly situated executives with these companies. In general, the Compensation Committee uses this data as background information for its compensation decisions and does not “benchmark” compensation at any particular level relative to the peer companies. Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are qualitative and the result of the Compensation Committee’s business judgment, which is informed by the analysis of the members of the Compensation Committee as well as input from, and peer group and survey data provided by, Pay Governance. The Compensation Committee believes that the compensation opportunities provided to the Named Executive Officers are appropriate in light of competitive considerations. The Compensation Committee continues to monitor current trends and issues in Lionsgate’s competitive landscape and will modify its programs as it determines appropriate.

Employment Agreements

Lionsgate has entered into employment agreements with each of the Named Executive Officers. The terms of each employment agreement (including the amendments during fiscal 2023 discussed below) are described below under “Description of Employment Agreements.” Lionsgate believes that it is in the best interests of Lionsgate to enter into multiyear employment agreements with the Named Executive Officers as such multiyear agreements are typical in Lionsgate’s industry and assist in retention and recruiting efforts, foster long-term retention, and promote stability among the management team, while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs and rewarding performance.

In fiscal 2023, Lionsgate exercised an option to extend the term of Mr. Feltheimer’s employment and amended his employment agreement, exercised an option to extend the term of Mr. Burns’ employment (with all other terms and conditions remaining the same) and entered into a new employment agreement with Messrs. Goldsmith and Tobey.

Jon Feltheimer

In fiscal 2023, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing the terms of an option to extend the term of Mr. Feltheimer’s employment. The Committee proposed to exercise the option for two additional years, approve a new target annual bonus and approve the grants of annual long-term equity awards, as described below (with no increase to base salary). Pay Governance provided an analysis of the proposed compensation structure for Mr. Feltheimer utilizing compensation levels for Chief Executive Officers in Lionsgate’s peer group. Based on its assessment, Pay Governance concluded that the proposed level for Mr. Feltheimer’s annualized target total direct compensation approximated the median of chief executive officers in Lionsgate’s peer group.

Accordingly, in August 2022, Lionsgate exercised its option under its employment agreement with Mr. Feltheimer to extend the term of the agreement through August 21, 2025, and amended the agreement to approve a target annual bonus and the grants of annual long-term equity awards. The target annual bonus and equity awards (including the grant date value, types of awards and vesting provisions) provided in the amendment were established by the Compensation Committee based on its qualitative assessment of Mr. Feltheimer’s performance, negotiations with Mr. Feltheimer, and taking into account market data provided by Pay Governance. The Compensation Committee determined that Mr. Feltheimer’s long-term incentive awards under his amended agreement (consisting of three annual equity awards to be granted in respect of each fiscal year during a three-year period) would be granted in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and time-based stock options or SARs (with an exercise price equal to the fair market value on the date of grant). Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Compensation Committee for the 12-month period ending on each applicable vesting date. Additionally, the incentive awards provide a long-term retention incentive by vesting equally over the first three anniversaries of the grant date.

Michael Burns

In February 2023, Lionsgate exercised its option under its employment agreement with Mr. Burns to extend the term of the agreement through October 30, 2024. All other terms of the agreement remain the same.

Brian Goldsmith

In fiscal 2023, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for a new employment agreement with Mr. Goldsmith. Lionsgate proposed an increase to his base salary, target bonus and the grant of annual long-term equity awards, as described below. Pay Governance provided an analysis of the proposed compensation structure for Mr. Goldsmith utilizing compensation levels for (i) top strategy/business development executives (that generally report to a company’s chief financial officer) and (ii) entertainment chief operating officers (that generally report to a company’s chief executive officer) of companies in both Lionsgate’s peer group and certain companies in its entertainment industry group, as applicable. Pay Governance concluded that Mr. Goldsmith’s proposed annualized target total direct compensation was above the 75th percentile of strategy/business development executives and at approximately the 55th percentile of entertainment chief operating officers (who have broader roles overseeing a variety of corporate staff functions).

Accordingly, in March 2023, Lionsgate entered into a new employment agreement with Mr. Goldsmith to continue to serve as Lionsgate’s Chief Operating Officer for a term ending September 30, 2025. The base salary increase, target bonus increase and annual equity awards (including the grant date value, types of awards and vesting provisions) provided in the agreement were established by the Compensation Committee based on its qualitative assessment of Mr. Goldsmith’s performance, negotiations with Mr. Goldsmith, and taking into account market data provided by Pay Governance. The Compensation Committee determined that Mr. Goldsmith’s long-term incentive awards under his new agreement (consisting of three annual equity awards to be granted in respect of each fiscal year during a three-year period) would be granted in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and time-based stock options (with an exercise price equal to the fair market value on the date of grant). Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. Additionally, the incentive awards provide a long-term retention incentive by vesting equally over the first three anniversaries of the grant date.

Bruce Tobey

In fiscal 2023, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for an employment agreement with Mr. Tobey. Lionsgate proposed a base salary, target bonus and the grant of annual long-term equity awards, as described below. Pay Governance provided an analysis of the proposed compensation structure for Mr. Tobey utilizing compensation levels for general counsel in Lionsgate’s peer group. Pay Governance concluded that Mr. Tobey’s proposed annualized target total direct compensation is positioned at approximately the 28th percentile of such general counsels.

Accordingly, in March 2023, Lionsgate entered into an employment agreement with Mr. Tobey to serve as Lionsgate’s Executive Vice President and General Counsel for a term ending March 26, 2026. The base salary, target bonus and annual equity awards (including the grant date value, types of awards and vesting provisions) provided in the agreement were established by the Compensation Committee based on Lionsgate’s recommendations, negotiations with Mr. Tobey, and taking into account market data provided by Pay Governance. The Compensation Committee determined that Mr. Tobey’s long-term incentive awards under his new agreement (consisting of a signing award granted in March 2023 and three annual equity awards to be granted in respect of each fiscal year during a three-year period) would be granted in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and time-based stock options (with an exercise price equal to the fair market value on the date of grant). Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. Additionally, the incentive awards provide a long-term retention incentive by vesting equally over the first three anniversaries of the grant date.

Compensation Components

Lionsgate’s executive compensation program is generally based on three principal-components:

(1)	Base salary;

(2)	Annual incentive bonuses; and

(3)	Long-term incentive awards that are subject to time-based and/or performance-based vesting.

Lionsgate also provides certain perquisites and personal benefits to the Named Executive Officers pursuant to their employment agreements, and severance benefits if the Named Executive Officer’s employment terminates under certain circumstances. In structuring executive compensation packages, the Compensation Committee considers how each component of compensation promotes retention and/or motivates performance by the executive.

Base Salary

Lionsgate’s executive officers and other employees receive an annual base salary as a component of compensation that is fixed. Lionsgate believes that in order to attract and retain highly qualified executives, Lionsgate needs to provide them with certain predictable compensation levels that reward their continued service. Annual base salaries are established when Lionsgate hires or otherwise enters into an employment agreement with executives. In determining base salary, the Compensation Committee primarily considers market data and compensation levels of executive officers of companies in Lionsgate’s peer group and entertainment industry group, an internal review of the executive’s compensation (both individually and relative to other executive officers), and the executive’s individual performance. Lionsgate’s practice has been to establish base salaries that are generally lower than the salaries of comparable positions at Lionsgate’s peer companies, with the significant majority of the executive’s compensation being performance-based and/or tied to the value of Lionsgate’s shares.

The Named Executive Officers’ current base salaries are set forth below under “Description of Employment Agreements.” The Compensation Committee believes that the base salary levels of each of the Named Executive Officers are reasonable in view of the Compensation Committee’s assessment of peer group data for similar positions and the committee’s assessment of Lionsgate’s overall performance and contribution of those officers to that performance.

Annual Incentive Bonuses

Annual incentive bonuses are primarily intended to motivate Lionsgate’s executive officers to achieve annual financial, operational and individual performance objectives and focus on promotion of and contribution to achievement of Lionsgate’s business strategy. Lionsgate has entered into employment agreements with each of the Named Executive Officers that generally provide for a target annual incentive bonus amount, with the bonus awarded each year to be determined in the discretion of the Compensation Committee, taking into account the recommendation of Lionsgate’s Chief Executive Officer (other than for himself and the vice chair), based on performance criteria established by the Compensation Committee.

Payouts for annual incentive awards are determined by using three equally weighted measures: corporate performance (1/3), divisional performance (1/3) and individual performance (1/3). The corporate performance measure reflects the overall financial and operational performance of the company as a whole, and includes key performance indicators that are closely tied to the company’s strategic objectives and long-term success. The divisional performance measure evaluates the performance of each division within the company, and assesses the division’s financial performance, operational efficiency, and achievement of division-specific goals and targets that are aligned with the company’s overall strategic direction. The individual performance measure assesses the performance of each employee at an individual level, and includes various factors such as job responsibilities, individual goals and targets, leadership skills, and contributions to the team and the company as a whole.

The performance scores for the three measures are then averaged to obtain an overall performance score for each executive. The annual incentive bonus amount is then calculated by multiplying the average performance score by each executive’s target annual incentive bonus amount. Because of the scope of the Named Executive Officers’ roles, the Compensation Committee evaluates overall company performance for their divisional performance rating rather than focusing on any particular division.

Annual incentive bonus target amounts for each of the Named Executive Officers are set as a dollar amount or percentage of base salary, as set forth in their employment agreements. For Messrs. Burns and Barge, the Compensation Committee determined to set the 2023 annual incentive bonus target at 100% of Mr. Burns’ annual bonus amount awarded for fiscal 2022, and at $3 million for Mr. Barge, instead of the amounts set in their respective employment agreements. Additionally, as Mr. Berg resigned in December 2022 and Mr. Tobey commenced employment in March 2023, they were not eligible and did not receive an annual incentive bonus in respect of fiscal 2023.

Name	Fiscal 2023 Target Bonus
Jon Feltheimer	$7,000,000
Michael Burns	$5,500,000
James W. Barge	$3,000,000
Brian Goldsmith	$1,250,000

Retaining Certain Discretion in Awarding Annual Incentive Bonuses

The Compensation Committee uses certain discretion when determining payouts for annual incentive bonuses, including, specifically, for the individual performance measure, and does not apply fixed ratios or formulas, or rely solely on market data or quantitative measures. The Compensation Committee may consider market data, company performance and budget, the impact of the executive’s position in Lionsgate, past performance, expectations for future performance, experience in the position, any recent or anticipated changes in the individual’s responsibilities, internal pay equity for comparable positions, retention incentives for succession planning, and other factors the Compensation Committee deems appropriate.

The Compensation Committee believes that it is important to retain this discretion for the following reasons:

•	Strategic, accretive transactions and other content acquisitions that are expected to positively affect future financial results may not be reflected in near-term corporate performance.

•

Investments in new businesses or increased investment in current lines of business will further generate significant long-term shareholder value, but may not be reflected in near-term corporate performance.

•

Discretion allows the Compensation Committee to exclude or mitigate the impact of events over which management has little or no influence, or items that were not considered at the beginning of the fiscal year may be excluded, such as unplanned acquisitions and divestitures, unplanned programming or new business investment, corporate transactions, and legal expenses or other events.

Additionally, the Compensation Committee believes that this approach promotes a balanced and holistic evaluation of Lionsgate employees’ performance, and encourages them to contribute to the overall success of the company while also recognizing their individual achievements. It fosters a performance-driven culture and reinforces Lionsgate’s commitment to performance-based compensation practices.

In October 2022, the Compensation Committee retained Pay Governance to review its annual incentive bonus process and the discretion utilized therewith. Pay Governance noted that the corporate and divisional performance measures are tied to financial performance (and so, have little upside or downside leverage), while the individual performance measure is tied to personal performance (and so, is more discretionary). Accordingly, based on its recommendation, the Compensation Committee determined to retain its formulaic, pay-performance outcome for the corporate performance measure and the divisional performance measure, and cap the individual performance measure at 300%.

Fiscal 2023 Financial Performance

	Year Ended March 31,
	2022 Actual	2023 Plan	2023 Actual
	(amounts in millions)
Segment Profit
Studio Business
Motion Picture	$262.9	$228.0	$276.5
Television Production	$83.9	$140.5	$133.4

Total Studio Business	$346.8	$368.5	$409.9
Media Networks	$155.2	$198.8	$106.8
Intersegment Eliminations	$(2.7)	$(69.7)	$(35.7)

Total Segment Profit.	$499.3	$497.6	$481.0
Corporate general and administrative expenses	$(97.1)	$(117.5)	$(122.9)

Adjusted OIBDA	$402.2	$380.1	$358.1

*	See Exhibit 99.1 for definitions, adjustments, and related reconciliations for non-GAAP measures.

Fiscal 2023 Operating Performance

✓ Stock Price Increased in the First Three Months of Calendar 2023	• Class A voting shares (LGF.A) increased nearly 95% (January 1, 2023 to March 31, 2023). • Class B non-voting shares (LGF.B) increased over 90% (January 1, 2023 to March 31, 2023).

✓ Continued to Strengthen Balance Sheet

•  Generated positive adjusted free cash flow in fiscal 2023 while continuing to finance over $2.9 billion of investment in films and television programs and program rights.

•  Repurchased $200.0 million principal amount of Lionsgate’s 5.500% senior notes due April 2029 for $135.0 million, resulting in a $65 million reduction of net debt in fiscal 2023.

•  Executed the sale of a portion of ownership interest in STARZPLAY Arabia, recording a gain of $43.4 million.

•  Executed termination of certain interest rate swaps and received $56.4 million.

•  Improved leverage (i.e., net debt/adjusted OIBDA, excluding restructured LIONSGATE+ territories from trailing 12-month adjusted OIBDA) to 4.5 times at March 31, 2023.

•  Ended fiscal 2023 with unused $1.25 billion revolving credit facility and $272 million in cash and cash equivalents.

✓ John Wick: Chapter Four Led A Strong and Diversified Film Slate

•  Assembled a balanced theatrical film slate in fiscal 2023 (which included drama, comedy, horror-comedy, horror, action and action/ adventure titles).

•  Theatrical revenue increased in fiscal 2023, driven, in particular, by the performances of John Wick: Chapter 4, Jesus Revolution and Plane.

•  As of May 2023, Lionsgate ranked third among studios with domestic box office market share of approximately 10%.

•  Extended John Wick franchise.

•  John Wick: Chapter Four achieved a franchise-best $425 million in global box office.

•  Action spin-off Ballerina theatrical release slated for June 2024.

• Prequel event television series, The Continental, launches on Peacock and Amazon in September 2023. • John Wick: Chapter Five in development. • John Wick AAA game in development.

✓ Television Series Renewals and Global Licensing of Key Intellectual Property Drove Value

•  19 new shows picked up to series since in the past 18 months and 10 current series renewed through at least their third seasons.

•  Ghosts achieved Neilsen’s top 10 of top 100 shows of 2022-2023 (based on total viewers).

•  The Continental launches on Peacock and Amazon in September 2023.

•  New series in development include Seth Rogen comedy for Apple TV+ and reboots of Weeds with Mary-Louise Parker and Nurse Jackie with Edie Falco for Showtime.

•  3 Arts Entertainment partnership in production on next seasons of Serpent Queen for STARZ, Mythic Quest and its spin-off, Mere Mortals, for Apple TV+, and Julia for HBO’s Max.

•  Debmar-Mercury talk show Sherri! launched in syndication and renewed for two seasons.

•  Revenue driven by the licensing of Ghosts and Schitt’s Creek.

✓ Record Library Performance	• Film and television library achieved a record $884 million in trailing 12-month revenue in fiscal 2023.

✓ Focused Content Strategy, New Bundling Opportunities and International Restructuring

•  STARZ returned to domestic over-the-top subscriber growth with gains in the fourth quarter of fiscal 2023.

•  Launched season 3 of Power Book II: Ghost, season 2 of BMF – Black Mafia Family, and the reboot of Party Down.

•  Power Book II: Ghost and P-Valley experienced record network premieres for their respective seasons.

•  STARZ launched domestic bundling agreements with Amazon/MGM+ and AMC+.

•  LIONSGATE+ launched bundle agreement with Hayu in the U.K. and available on Disney+ in Latin America.

•  STARZ continued its successful transition to the digital streaming world, with 67% of worldwide subscribers (including STARZPLAY Arabia and excluding subscribers in exited territories) in fiscal 2023.

•  Restructured LIONSGATE+ by exiting seven international territories.

✓ Continued to Expand Studio Production Footprint	• Announced new studio facilities in Newark, New Jersey and metro Atlanta to complement Lionsgate Studios Yonkers.

✓ Continued to Strengthen Entrepreneurial and Collaborative Culture

•  Returned employees to office for four days per week, fostering an environment conducive to collaboration and productivity.

•  Bolstered inclusive hiring practices resulting in 56% female hires and nearly 30% hires from historically unrepresented groups (from January 2022 to March 31, 2023).

•  Continued efforts to foster gender equality at leadership levels, resulting in a nearly 50% growth in the presence of women at the Senior Vice President level or beyond (January 1, 2022 to March 31, 2023).

•  Since fiscal 2021, more than doubled the number of, and increased spend fourfold with, diverse suppliers.

•  Named to Bloomberg Gender Equality Index of publicly traded companies for fourth year in a row, ranked among Human Rights Campaign’s “Best Places to Work” for LGBTQ+ employees with perfect score of 100 for third consecutive year.

•  Ongoing commitment to inclusive content and diverse talent reflected in film and television slates including The 1619 Project, Blindspotting, P-Valley, The Blackening and Joy Ride.

•  Shows earned nine NAACP Image Award nominations and five wins.

Fiscal 2023 Annual Incentive Bonuses

Corporate Performance

In determining Lionsgate’s corporate performance measure for fiscal 2023, the Compensation Committee selected adjusted OIBDA, the key performance indicator closely tied to the company’s strategic objectives and long-term success and used internally to manage financial performance. Fiscal 2023 actual adjusted OIBDA was then compared to fiscal 2023 plan adjusted OIBDA to determine Lionsgate’s corporate performance measure for fiscal 2023.

	Fiscal 2023 Plan	Fiscal 2023 Actual	Percent of Plan vs. Actual
Adjusted OIBDA	$380.1	$358.1	~94%

Accordingly, the Compensation Committee determined to award 96% to each executive for the corporate performance measure of the fiscal 2023 bonus plan (adjusted up from 94% to reflect, in part, such strong operational performance for the last two quarters of fiscal 2023).

Divisional Performance

In determining Lionsgate’s divisional performance measures for each of its operating segments for fiscal 2023, the Compensation Committee first reviewed each division’s fiscal 2023 financial performance, using segment profit as its key financial measure. Fiscal 2023 actual segment profit was then compared to fiscal 2023 plan segment profit for each of Lionsgate’s operating segments.

	Year Ended March 31,
	Fiscal 2023 Actual Segment Profit	Fiscal 2023 Plan Segment Profit	Percent of Actual vs. Plan
Segment Profit
Studio Business
Motion Picture	$276.5	$228.0	~121%
Television Production	$133.4	$140.5	~95%
Media Networks (Domestic)	$218.3	$304.0	~72%

Accordingly, the Compensation Committee determined to award the following divisional performance measures for fiscal 2023:

•	120% as the divisional performance measure for the Motion Picture segment;

•

100% as the divisional performance measure for the Television Production segment (adjusted up from 95% to reflect, in part, over a 165% increase (as compared to fiscal 2022) in home entertainment revenue due to digital media revenue from licensing of certain shows to streaming platforms); and

•	70% as the divisional performance measure for the Media Networks segment.

In reviewing divisional performance for the Named Executive Officers, the Compensation Committee evaluated overall company performance rather than focusing on any particular division. The Compensation

Committee acknowledged that the company ended fiscal 2023 on a strong note, with financial results (including earnings per share, revenue and earnings before interest, taxes, depreciation and amortization) that exceeded consensus “street” estimates for fiscal 2023. Further, Lionsgate continued to strengthen its balance sheet, repurchasing $200.0 million principal amount of Lionsgate’s 5.500% senior notes due April 2029 for $135.0 million, resulting in a $65 million reduction of net debt, ended fiscal 2023 with unused $1.25 billion revolving credit facility and $272 million in cash and cash equivalents, and ultimately, improving leverage to 4.5 times at March 31, 2023. Accordingly, the Compensation Committee determined that each Named Executive Officer would be awarded 110% for divisional performance.

Individual Performance

In determining individual performance measures for each Named Executive Officer (not to exceed 300%), the Compensation Committee reviewed the executive’s performance achievements, contributions, leadership, and execution with respect to Lionsgate’s key strategic objectives (against goals set by the Compensation Committee for each such executive for fiscal 2023). Within this context, the individual performance measures for each Named Executive officer determined by the Compensation Committee are set forth under “Fiscal 2023 Annual Incentive Bonuses for Named Executive Officers” below.

Fiscal 2023 Annual Incentive Bonuses for Named Executive Officers

Jon Feltheimer

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2023 Target Bonus	Fiscal 2023 Bonus
Jon Feltheimer	96%	110%	223%	$7,000,000	$10,000,000

In evaluating Mr. Feltheimer’s individual performance measure, the Compensation Committee, with the assistance of Pay Governance, assessed Mr. Feltheimer’s performance against fiscal 2023 individual performance goals established at the beginning of the fiscal year, as described below.

Fiscal 2023 Goal	Fiscal 2023 Achievements
Manage business prudently

✓  Managed Lionsgate to strong results in fiscal 2023 with Adjusted OIBDA of $358.1 million, exceeded anticipated outlook of $275 million to $325 million.

✓  Guided achievement of film and television library revenue of $884 million in the trailing 12-month period in fiscal 2023.

✓  Effectively managed overhead costs, surpassing Lionsgate’s fiscal 2023 plan despite inflationary pressures.

✓  Guided work-streams for proposed spin-off of the Studio Business, including exploring alternative structures and developing capital frameworks.

Increase value of STARZ	✓ Supervised restructuring of LIONSGATE+ in exiting seven international territories. ✓ Supervised STARZ’s continued transition to digital streaming.

Continue to grow library/ execute content strategy

✓  Diversified theatrical release slate included mix of wide theatrical tentpoles, multiplatform and direct-to-streaming releases; multiplatform business generated record contribution in the fiscal year.

✓  Managed growth of theatrical business, as Lionsgate ranked third among studios with domestic box office market share of approximately 10% (as of May 2023).

Fiscal 2023 Goal	Fiscal 2023 Achievements

✓  Continued to support pursuit of accretive agreements to add content to library.

✓  Managed strong growth in profit contribution from Television Production segment as key series renewals drove increased value and profitability (10 television series renewed through at least their third seasons).

Diversity, equity, and inclusion	✓ Embraced ongoing commitment to diversity, equity, and inclusion in all aspects of operations, including hiring practices and continued gender parity initiatives.

Succession Planning

✓  Worked with Lionsgate’s Chief Human Resources Officer and Lionsgate’s Corporate Nominating and Governance Committee to maintain company operating group successor lists for short-term and long-term scenarios, including “black swan” events, reporting to the Board.

The Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2023 bonus amount for Mr. Feltheimer. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of Lionsgate’s business and strategic performance achieved during fiscal 2023, and the competitive position of Mr. Feltheimer’s total direct compensation (defined as base salary, actual annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) relative to similar positions within Lionsgate’s peer group (calculated, with the bonus amount above, to be at 43rd percentile).

Accordingly, in May 2023, after consideration of Pay Governance’s analysis and in light of all of the performance factors described above (noting that Mr. Feltheimer had achieved or exceeded most of his fiscal 2023 individual goals), the Compensation Committee approved for Mr. Feltheimer for fiscal 2023 a cash bonus of $10,000,000.

Michael Burns

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2023 Target Bonus	Fiscal 2023 Bonus
Michael Burns	96%	110%	94%	$5,500,000	$5,500,000

In evaluating Mr. Burns’ individual performance measure, the Compensation Committee, with the assistance of Pay Governance, assessed Mr. Burns’ performance against fiscal 2023 individual performance goals established at the beginning of the fiscal year, as described below.

Fiscal 2023 Goal	Fiscal 2023 Achievements
Manage business prudently

✓  Financial results exceeded consensus “street” estimates for fiscal 2023.

✓  In collaboration with Lionsgate’s Chief Financial Officer, improved leverage to 4.5 times at March 31, 2023.

✓  In collaboration with Lionsgate’s Chief Financial Officer, executed repurchases of $200.0 million principal amount of Lionsgate’s 5.500% senior notes due April 2029 for $135.0 million, resulting in a $65 million reduction of net debt in fiscal 2023.

✓  Executed termination of certain interest rate swaps and received $56.4 million.

✓  Supervised all capital market transactions.

Fiscal 2023 Goal	Fiscal 2023 Achievements

Increase value of STARZ	✓ Leveraged relationship with a consumer electronics company to add the STARZ app to smart TVs. ✓ Leveraged relationship for STARZ offering with a wireless network operator.

Continue strategic initiatives

✓  Led engagement with bankers and a number of potential strategic and other financial partners in contemplation of a spin-off of the Studio Business.

✓  Maintained and cultivated relationships with producers, talent and other relevant parties resulting in successful execution of television motion picture and television development and acquisition arrangements.

✓  Oversaw launch of Lionsgate’s “Shareholder Red Carpet Rewards” program available at www.TiiCKER.com/LGF.

Manage external stakeholders

✓  Presented at all significant media banking and research conferences and participated in investor calls.

✓  Worked on maintaining productive investment bank and commercial banking relationships to continue to achieve low cost of capital.

Diversity, equity, and inclusion	✓ Spearheaded Lionsgate’s philanthropic endeavors while fostering alignment with the organization’s core values and objectives.

Succession Planning	✓ Maintained and continued development of Lionsgate’s succession plan, ensuring a seamless transition of key leadership positions within the organization.

The Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2023 bonus amount for Mr. Burns. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of Lionsgate’s business and strategic performance achieved during fiscal 2023, and the competitive position of Mr. Burns’ total direct compensation relative to similar positions within Lionsgate’s peer group (calculated, with the bonus amount above, to be at 39th percentile).

Accordingly, in May 2023, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Burns had achieved or exceeded most of his fiscal 2023 individual goals), the Compensation Committee approved for Mr. Burns for fiscal 2023 a cash bonus of $5,500,000.

James W. Barge

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2023 Target Bonus	Fiscal 2023 Bonus
James W. Barge	96%	110%	94%	$3,000,000	$3,000,000

In evaluating Mr. Barge’s individual performance measure, the Compensation Committee, with the assistance of Pay Governance, assessed Mr. Barge’s performance against fiscal 2023 individual performance goals established at the beginning of the fiscal year, as described below.

Fiscal 2023 Goal	Fiscal 2023 Achievements
Manage business prudently

✓  Worked with all business units to drive revenue and manage costs.

✓  Financial results exceeded consensus “street” estimates for fiscal 2023.

✓  Generated positive adjusted free cash flow in fiscal 2023 while continuing to finance over $2.9 billion of investment in films and television programs and program rights.

✓  Helped to effectively manage overhead costs surpassing Lionsgate’s fiscal 2023 plan despite inflationary pressures.

✓  Assisted in the restructuring of LIONSGATE+ in exiting seven international territories.

✓  Executed the sale of a portion of ownership interest in STARZPLAY Arabia, recording a gain of $43.4 million.

✓  Led work-stream for proposed spin-off of the Studio Business, including exploring alternative structures, developing capital frameworks and coordinating tax and regulatory reviews.

✓  Supported new studio facilities in Newark, New Jersey and metro Atlanta to complement Lionsgate Studios Yonkers.

Manage treasury

✓  In collaboration with Lionsgate’s Vice Chair, improved leverage to 4.5 times at March 31, 2023.

✓  In collaboration with Lionsgate’s Vice Chair, executed repurchases of $200.0 million principal amount of Lionsgate’s 5.500% senior notes due April 2029 for $135.0 million, resulting in a $65 million reduction of net debt in fiscal 2023.

✓  Executed termination of certain interest rate swaps and received $56.4 million.

✓  Managed Lionsgate’s accounts receivable monetization programs, production loans, programming notes, production tax credit facility, intellectual property credit facility and backlog facility.

Manage information technology and procurement

✓  Successfully facilitated the transition of multiple information technology and finance functions to a cost-effective environment.

✓  Continuously advanced cost-saving initiatives through strategic procurement, achieving annual run-rate savings targets.

The Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2023 bonus amount for Mr. Barge. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of Lionsgate’s business and strategic performance achieved during fiscal 2023, and the competitive position of Mr. Barge’s total direct compensation relative to similar positions within Lionsgate’s peer group (calculated, with the bonus amount above, to be at the 75% percentile).

Accordingly, in May 2023, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Barge had achieved or exceeded most of his fiscal 2023 individual goals), the Compensation Committee approved for Mr. Barge for fiscal 2023 a cash bonus of $3,000,000.

Brian Goldsmith

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2023 Target Bonus	Fiscal 2023 Bonus
Brian Goldsmith	96%	110%	184%	$1,250,000	$1,625,000

In evaluating Mr. Goldsmith’s individual performance measure, the Compensation Committee, with the assistance of Pay Governance, assessed Mr. Goldsmith’s performance against fiscal 2023 individual performance goals established at the beginning of the fiscal year, as described below.

Fiscal 2023 Goal	Fiscal 2023 Achievements
Manage business prudently

✓  Maintained a strong emphasis on controlling general and administrative costs, delivering lower expenses than the Company’s fiscal 2023 plan.

✓  Worked closely with Lionsgate’s Chief Financial Officer to evaluate capital allocation for corporate activity and content acquisition.

✓  Managed library renewal process with internal, cross divisional teams to ensure that high value titles are retained, rights expanded, and buyout opportunities maximized.

✓  Managed Lionsgate’s international real properties, minimizing space requirements and reducing rental costs whenever feasible.

✓  Managed Lionsgate’s legal department from November 2022 through March 2023.

✓  Led an interdepartmental team to implement proposed shared service and intercompany work streams pre and post a proposed spin-off of the Studio Business.

Increase value of STARZ

✓  Helped to launch LIONSGATE+ current streaming footprint in South and Southeast Asia.

✓  Assisted in the restructuring of LIONSGATE+ in exiting seven international territories.

✓  Executed sale of a portion of Lionsgate’s interest in STARZPLAY Arabia (gain on investment of $43.4 million).

Monetize assets	✓ Sold Lionsgate’s interest in U.K. producer Kindle Entertainment. ✓ Managed and completed transition services relating to Lionsgate’s previous sale of its interest in Pantaya.

Manage and oversee the production of content/growth of talent management business	✓ Closed an investment in 42, a U.K. management and production company. ✓ Closed several accretive library acquisitions. ✓ Successfully negotiated certain outstanding audit claims.

Manage M&A strategy	✓ Negotiated, extended and modified put and call rights associated with Pilgrim Media Group. ✓ Managed investment in Spyglass Media

Diversity, equity, and inclusion	✓ Ensured execution and extension of diverse hiring practices and supplier diversity initiatives.

The Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2023 bonus amount for Mr. Goldsmith. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of Lionsgate’s business and strategic performance achieved during fiscal 2023, and the competitive position of Mr. Goldsmith’s total direct compensation relative to (i) top strategy/business development executives (that generally report to a company’s chief financial officer) and (ii) entertainment chief operating officers (that generally report to a company’s chief executive officer) of companies in both Lionsgate’s peer group and certain companies in its entertainment industry group, as applicable (calculated, with the bonus amount above, to be slightly above the 50% percentile).

Accordingly, in May 2023, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Goldsmith had achieved or exceeded most of his fiscal 2023 individual goals), the Compensation Committee approved for Mr. Goldsmith for fiscal 2023 a cash bonus of $1,625,000.

Long-term Incentive Awards

Lionsgate believes that providing a meaningful equity stake in Lionsgate’s business is essential to create compensation opportunities that are competitive relative to market levels. In addition, Lionsgate believes that by providing compensation in the form of equity awards, it aligns the executive’s incentives with Lionsgate shareholders’ interests in a manner that drives superior performance over time. Therefore, Lionsgate has historically made grants of stock options, restricted share units, and SARs to provide further incentives to Lionsgate’s executives to increase shareholder value. The Compensation Committee bases its award grants to executives on a number of factors, including:

•	The executive’s position with Lionsgate and total compensation package;

•	The executive’s performance of his or her individual responsibilities;

•	The equity participation levels of comparable executives at peer group companies; and

•	The executive’s contribution to the success of Lionsgate’s financial performance.

Equity award grants to the Named Executive Officers are generally made by the Compensation Committee in connection with the executive’s entering into a new employment agreement with Lionsgate (including specifying in the agreement the grants to be made annually over its term). As noted above, the equity grants provided in each executive’s employment agreement are intended to provide incentives for the entire term of the agreement. Lionsgate also has granted equity-based awards in recent years to certain executive officers as part of their annual bonus and retains discretion to grant equity awards to its executives from time to time as the Compensation Committee may determine.

Lionsgate’s equity incentive awards as described below are generally made with respect to Lionsgate’s Class B non-voting shares, without par value (the “Class B non-voting shares”). However, the Compensation Committee has discretion to provide that awards granted under Lionsgate’s stock incentive plans may be made with respect to Lionsgate’s Class A voting shares, without par value (the “Class A voting shares”) shares rather than Class B voting shares.

Restricted Share Units

Lionsgate grants long-term incentive awards to the Named Executive Officers in the form of restricted share units that may be subject to time-based and performance- based vesting requirements. Awards generally relate to Class B non-voting shares, with each unit that vests being payable in Class B non-voting shares (although awards may also be structured to be payable in cash based on the value of the underlying shares). Awards of time-based restricted share units vest over a period of several years following the date of grant. Thus, the units are designed both to link executives’ interests with those of Lionsgate’s shareholders (as the units’ value is based on the value of Class B non-voting shares) and to provide a long-term retention incentive for the vesting period, as they generally have value regardless of share price volatility.

Awards of performance-based restricted share units also cover multiple years, with a percentage of the units subject to the award becoming eligible to vest each year based on Lionsgate’s and the individual’s performance during that year relative to performance goals reviewed by the Compensation Committee. Before any performance-based restricted share unit is paid, the Compensation Committee must certify that the performance target(s) have been satisfied. The Compensation Committee has discretion to determine the performance target(s) and any other restrictions or other limitations of performance-based restricted share units and may reserve discretion to reduce payments below maximum award limits. Thus, the performance units are designed both to motivate executives to maximize Lionsgate’s performance each year and to provide a long-term retention incentive for the entire period covered by the award.

Stock Options

A stock option is the right to purchase shares at a future date at a specified price per share. Lionsgate grants stock options to the Named Executive Officers with an exercise price that is equal to (i) the closing price of a Class B non-voting share on the date of grant, and (ii) in certain cases, as a percentage premium to the closing price of a Class B non-voting share on the date of grant. Thus, the Named Executive Officers will realize value on their stock options only if Lionsgate’s shareholders realize value on their shares and, for that reason, the Compensation Committee considers all options to be performance-based awards. The stock options function as a retention incentive for Lionsgate’s executives as the executive generally must remain employed through the vesting period. The maximum term of a stock option is 10 years from the date of grant.

Share Appreciation Rights

A share appreciation right (“SAR”) is the right to receive payment of an amount equal to the excess of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Lionsgate has made a portion of its long- term incentive awards to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder receives a payment in cash or shares with a value equal to the excess, if any, of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR is not less than the closing price of a Class B non-voting share on the grant date, SARs provide the same incentives as stock options because the holder will realize value on their SARs only if Lionsgate’s share price increases after the date of grant. Thus, similar to stock options, SARs are considered by the Compensation Committee to be performance-based awards. The SARs function as a retention incentive for Lionsgate’s executives as the executive generally must remain employed through the vesting period. The maximum term of a SAR is 10 years from the date of grant.

Granting of Equity Awards in Fiscal 2023

The following equity awards were granted to the Named Executive Officers in fiscal 2023.

These awards consist of (i) equity grants made to Messrs. Feltheimer, Burns, Barge, Berg and Goldsmith as part of their fiscal 2022 annual bonuses (awarded in June 2022), (ii) annual grants made to Messrs. Feltheimer, Barge, Berg and Goldsmith pursuant to their employment agreements and (iii) an equity grant made to Mr. Tobey pursuant to his new employment agreement. In addition, these awards consist of a portion of certain performance- based awards approved by the Compensation Committee prior to fiscal 2023 that became eligible to vest during fiscal 2023 and equity awards accelerated pursuant to a Waiver and General Release Agreement with Mr. Berg. In the case of these performance-based awards, the award (or a portion thereof) is treated as granted for accounting purposes on the date on which the Compensation Committee determines whether the applicable performance requirements have been met, and the discussion below relates to the vesting tranches of these awards allocated to fiscal 2023 (including the number of shares awarded by the Compensation Committee based on performance during fiscal 2023) that were allocated to a performance period that ended during fiscal

2023. For more information on these awards, please see the executive compensation tables and narratives that follow this Compensation Discussion and Analysis.

•

In May 2022, the Compensation Committee determined the vesting of a tranche of an award of performance-based SARs granted to Mr. Barge in September 2019 that was eligible to vest during fiscal 2022. This tranche covered 211,842 SARs with respect to Class B non-voting shares that were eligible to vest based on the Compensation Committee’s assessment of Lionsgate’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed Lionsgate’s corporate performance discussed above and in Lionsgate’s 2022 proxy statement, and reflected in Lionsgate’s Quarterly Reports on Form 10-Q, and also acknowledged the contributions of Mr. Barge cited above under the heading Annual Incentive Bonuses and in Lionsgate’s 2022 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based SARs that were subject to this vesting tranche.

•

In May 2022, the Compensation Committee determined the vesting of a tranche of an award of performance-based restricted share units granted to Mr. Berg in May 2020 that was eligible to vest during fiscal 2023. This tranche covered 3,939 restricted share units with respect to Class B non-voting shares that were eligible to vest based on the Compensation Committee’s assessment of Lionsgate’s and Mr. Berg’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed Lionsgate’s corporate performance discussed above and in Lionsgate’s 2022 proxy statement, and reflected in Lionsgate’s Quarterly Reports on Form 10-Q, and also acknowledged the contributions of Mr. Berg cited above under the heading Annual Incentive Bonuses and in Lionsgate’s 2022 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance- based restricted share units and the performance-based stock options that were subject to this vesting tranche.

•

In June 2022, in connection with fiscal 2022 annual incentive bonuses, the Compensation Committee approved a grant of restricted share units with respect to Class B non-voting shares (to vest on the first anniversary of grant) to each of Messrs. Feltheimer, Burns, Barge, Berg and Goldsmith, as described in the proxy statement for Lionsgate’s 2022 Annual General and Special Meeting of Shareholders.

•

In July 2022, the Compensation Committee approved the grants of restricted share units of 85% of respective equity target awards amounts set forth in the applicable employment agreements (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) to Messrs. Barge, Goldsmith, and Berg, respectively. Each of these grants is scheduled to vest over a three-year period. Additionally, none of the performance-based restricted share units will vest unless a VWAP Goal (as defined below) is achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with Lionsgate or any of its subsidiaries for any reason. The “VWAP Goal” shall be considered achieved on the date on which the volume weighted average of the closing prices of Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date is equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal terminates upon any change in control of Lionsgate.

•

In July 2022, the Compensation Committee approved the grant of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) to Mr. Feltheimer. The grant is scheduled to vest over a three-year period. Additionally, none of the performance-based restricted share units will vest unless a VWAP Goal, as discussed above, is achieved.

•

In July 2022, the Compensation Committee determined the vesting of (i) a tranche of an award of performance-based restricted share units granted to Mr. Barge in July 2020 and (ii) a tranche of an award of performance-based restricted share units granted to Mr. Barge in July 2021, that were eligible to vest during fiscal 2023. The tranches covered (i) 90,703 restricted share units with respect to Class B non-voting shares and (ii) 42,779 restricted share units with respect to Class B non-voting shares, that were eligible to vest based on the Compensation Committee’s assessment of Lionsgate’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed Lionsgate’s corporate performance reflected in Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2022 and the contributions of Mr. Barge cited in Lionsgate’s 2022 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance- based restricted share units that were subject to these vesting tranches.

•

In July 2022, the Compensation Committee determined the vesting of (i) a tranche of an award of performance-based restricted share units and performance-based stock options granted to Mr. Goldsmith in July 2019, (ii) a tranche of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2020, and (iii) a tranche of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2021, that were eligible to vest during fiscal 2023. The tranches covered (i) 24,326 restricted share units and 67,422 stock options with respect to Class B non-voting shares, (ii) 79,365 restricted share units with respect to Class B non-voting shares, and (iii) 39,927 restricted share units with respect to Class B non-voting shares, that were eligible to vest based on the Compensation Committee’s assessment of Lionsgate’s and Mr. Goldsmith’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed Lionsgate’s corporate performance reflected in Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2022, and the contributions of Mr. Goldsmith cited in Lionsgate’s 2022 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units and the performance-based stock options that were subject to these vesting tranches.

•

In July 2022, the Compensation Committee determined the vesting of (i) a tranche of an award of performance-based restricted share units and performance-based stock options granted to Mr. Berg in July 2019, (ii) a tranche of an award of performance-based restricted share units granted to Mr. Berg in July 2020, and (iii) a tranche of an award of performance-based restricted share units granted to Mr. Berg in July 2021, in each case that were eligible to vest during fiscal 2023. The tranches covered (i) 2,867 restricted share units and 7,946 stock options with respect to Class B non-voting shares, (ii) 22,675 restricted share units with respect to Class B non-voting shares, and (iii) 11,408 restricted share units with respect to Class B non-voting shares, that were eligible to vest based on the Compensation Committee’s assessment of Lionsgate’s and Mr. Berg’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed Lionsgate’s corporate performance reflected in Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2022, and the contributions of Mr. Berg cited in Lionsgate’s 2022 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units and the performance-based stock options that were subject to these vesting tranches.

•

Effective December 20, 2022, as per the terms of a Waiver and General Release Agreement with Mr. Berg dated February 15, 2023, Mr. Berg was entitled to accelerated vesting of installments of his outstanding equity awards granted by Lionsgate that were scheduled to vest on or before July 11, 2024 (with all performance-vesting requirements being deemed met at the target level). The awards included (i) an award of 85,595 time-based restricted share units granted to Mr. Berg in June 2022, (ii) tranches of an award of 3,940 time-based restricted share units and 3,940 performance-based restricted share units granted to Mr. Berg in May 2020, (iii) tranches of an award of 22,676 time-based restricted share units and 22,676 performance-based restricted share units granted to Mr. Berg in July 2020, (iv) tranches of awards of 11,407 time-based restricted share units and 11,407 performance-based restricted share units granted to Mr. Berg in July 2021, and (v) tranches of awards of 16,135 time-based restricted share units and 16,135 performance-based restricted share units granted to Mr. Berg in July 2022.

•	In March 2023, the Compensation Committee approved the grant of 26,511 time-based restricted share units to Mr. Tobey. The grant is scheduled to vest over a three-year period.

Severance and Other Benefits upon Termination of Employment

Lionsgate provides severance protections for the Named Executive Officers under their respective employment agreements. The Compensation Committee determines the level of severance benefits on a case-by-case basis and, in general, considers them an important part of an executive’s compensation, consistent with competitive practices and, particularly in the context of a change-in-control transaction, playing a valuable role in attracting and retaining key executive officers.

As described in more detail under Potential Payments upon Termination or Change in Control below, the Named Executive Officers would be entitled to severance benefits under their employment agreements in the event of a termination of employment by Lionsgate “without cause” or, in certain cases, for “good reason,” as such terms are defined in the executive’s employment agreement. Lionsgate has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with Lionsgate and as part of their overall compensation package. The cash severance benefits for these executives are generally determined, in the case of Messrs. Feltheimer and Burns, based on their base salary through the remainder of the term covered by their employment agreement and, in the case of the other Named Executive Officers, the greater of 50% of their base salary through the remainder of the term covered by their employment agreement or their base salary for a specified number of months following termination.

Lionsgate also believes that the occurrence, or potential occurrence, of a change-in-control transaction will create uncertainty regarding the continued employment of Lionsgate’s executive officers. This uncertainty results from the fact that many change-in-control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage Lionsgate’s executive officers to remain employed with Lionsgate during an important time when their prospects for continued employment following the transaction are often uncertain, Lionsgate provides certain Named Executive Officers with enhanced severance benefits if their employment is terminated by Lionsgate “without cause” or, in certain cases, by the executive for “good reason” in connection with a change in control. Lionsgate believes that such enhanced severance benefits Lionsgate and its shareholders by incentivizing the executives to be receptive to potential transactions that are in the best interest of shareholders even if the executives face great personal uncertainty in the change-in-control context. The cash severance benefits for these executives are generally determined based on their base salary through the remainder of the term covered by their employment agreement (or, if greater, a specified amount in the case of Messrs. Feltheimer and Burns or a specified number of months of base salary following termination in the case of the other Named Executive Officers). In addition, Lionsgate believes it is appropriate to provide these benefits to certain Named Executive Officers (other than Messrs. Feltheimer and Burns) if their employment is terminated in circumstances described above following a change in the senior management of Lionsgate as specified in their respective employment agreements.

As noted above, Lionsgate does not provide any benefits to the Named Executive Officers that would be payable solely because a change in control occurs or any right to receive a gross-up payment for any parachute payment taxes that may be imposed in connection with a change in control.

See Potential Payments upon Termination or Change in Control below for more information on the severance benefits provided under the Named Executive Officers’ employment agreements.

Separation Agreement with Mr. Berg

Effective December 2022, Mr. Berg resigned as the General Counsel of Lionsgate. In connection with his resignation, in February 2023, Mr. Berg entered into a waiver and general release agreement with Lionsgate that provided for him to receive severance benefits consisting of a cash payment equal to $1,641,096, and payment of health insurance premiums for 24 months following his termination date. In addition, Mr. Berg was entitled to accelerated vesting of installments of his outstanding equity awards granted by Lionsgate that were scheduled to vest on or before July 11, 2024 (with all performance-vesting requirements being deemed met at the target level). The terms of this agreement were negotiated with Mr. Berg and approved by the Compensation Committee.

Perquisites and Other Benefits

Lionsgate provides certain Named Executive Officers with limited perquisites and other personal benefits, such as life insurance policy contributions and club membership dues that the Compensation Committee believes are reasonable and consistent with Lionsgate’s overall compensation program, to better enable Lionsgate to attract and retain superior employees for key positions. Additionally, Lionsgate owns an interest in an aircraft through a fractional ownership program for use related to film promotion and other corporate purposes. This enables Lionsgate’s executive officers and other service providers to fly more efficiently and to conduct business in privacy while traveling. As Lionsgate owns an interest in and maintains this aircraft for business purposes, Lionsgate believes it is reasonable to afford limited personal use of the aircraft consistent with regulations of the Internal Revenue Service, the SEC and the Federal Aviation Administration. Messrs. Feltheimer and Burns reimburse Lionsgate for a portion of the costs incurred for their limited personal use of the aircraft. All of these perquisites are reflected in the All Other Compensation column of the Summary Compensation table and the accompanying footnotes above.

Lionsgate has also adopted a nonqualified deferred compensation plan to allow the Named Executive Officers and certain other key employees the opportunity to defer a portion of their compensation without regard to the tax code limitations applicable to tax-qualified plans. The deferred compensation plan is intended to promote retention by providing participants with an opportunity to save for retirement in a tax-efficient manner. Please see the Nonqualified Deferred Compensation section below for a description of the plan.

Policy with Respect to Section 162(m)

U.S. federal income tax law generally prohibits a publicly held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017, that were based upon attaining pre-established performance measures set by the Compensation Committee under a plan approved by Lionsgate’s shareholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit. As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of Lionsgate and its shareholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

Compensation Committee Report on Executive Compensation

The following Report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any of Lionsgate’s other filings under the Securities Act or the Exchange Act, except to the extent the report is specifically incorporated by reference in that filing.

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the five non-employee directors named below, each of whom the Board has determined is independent as defined by the New York Stock Exchange listing standards. The Compensation Committee has reviewed and discussed with Lionsgate’s management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this information statement to be filed with the SEC.

Compensation Committee of the Board of Directors

Daryl Simm (Chair)

Michael T. Fries

Susan McCaw

Mark H. Rachesky, M.D.

Harry E. Sloan

Lionsgate’s Compensation Policies and Risk Management

The Compensation Committee has reviewed the design and operation of Lionsgate’s current compensation structures and policies as they pertain to risk and has determined that Lionsgate’s compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on Lionsgate.

Compensation Committee Interlocks and Insider Participation

During fiscal 2023, the Compensation Committee consisted of Messrs. Simm (Chair), Fries and Sloan, Dr. Rachesky, Sloan and Ms. McCaw. No member who served on the Compensation Committee at any time during fiscal 2023 is or has been a former or current executive officer of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during fiscal 2023.

Executive Compensation Information of Lionsgate

Summary Compensation Table

The Summary Compensation table below quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for fiscals 2023, 2022, and 2021. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, and long- term equity incentives. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation table, as further described in footnote 3 to the table.

The Summary Compensation table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and the accompanying description of the material terms of equity awards granted in fiscal 2023 provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2023. The Outstanding Equity Awards at Fiscal 2023 Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The Pay Versus Performance table reflects certain information regarding compensation actually paid to the Named Executive Officers, as defined by Item 402(v) of the SEC’s Regulation S-K, and certain measures of our financial performance for fiscals 2023, 2022, and 2021.

Summary Compensation — Fiscals 2023, 2022, and 2021

Name and Principal Position(a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)		Total ($) (j)
Jon Feltheimer Chief Executive Officer	2023	$1,500,000	$10,000,000	$9,750,004	*	$0	$0	$0	$278,405		$21,528,409
	2022	$1,500,000	$2,800,000	$1,000,003		$0	$0	$0	$285,409		$5,585,412
	2021	$1,500,000	$10,000,000	$700,002		$6,746,929	$0	$0	$229,944		$19,176,875

Michael Burns Vice Chair	2023	$1,000,000	$5,500,000	$3,500,005	*	$0	$0	$0	$98,975		$10,098,980
	2022	$1,000,000	$2,000,000	$1,344,000		$0	$0	$0	$62,289		$4,406,289
	2021	$1,000,000	$4,000,000	$350,001		$3,080,000	$0	$0	$71,912		$8,501,913

James W. Barge Chief Financial Officer	2023	$1,000,000	$3,000,000	$5,965,724	*	$891,066	$0	$0	$14,285		$10,871,075
	2022	$1,000,000	$800,000	$3,200,174		$1,437,120	$0	$0	$13,486		$6,450,780
	2021	$1,000,000	$3,000,000	$2,300,001		$20,385	$0	$0	$11,690		$6,332,076

Brian Goldsmith Chief Operating Officer	2023	$1,125,000	$1,625,000	$3,648,468	*	$184,629	$0	$0	$18,802		$6,601,899
	2022	$1,000,000	$375,000	$3,483,617		$568,463	$0	$0	$14,034		$5,441,114
	2021	$1,000,000	$1,200,000	$2,609,407		$149,942	$0	$0	$12,241		$4,971,590

Corii D. Berg Former Executive Vice President and General Counsel	2023	$742,308	$0	$1,899,360	*	$21,759	$0	$0	$1,645,089	**	$4,308,516
	2022	$1,000,000	$280,000	$947,460		$58,815	$0	$0	$13,203		$2,299,478
	2021	$1,000,000	$1,000,000	$814,332		$143,741	$0	$0	$12,879		$2,970,952

Bruce Tobey Executive Vice President and General Counsel	2023	$19,231	$0	$249,999		$0	$0	$0	$0		$269,230	***

*

As explained in note (1) below, these amounts include the value of equity awards granted early in fiscal 2023 as a portion of the executive’s fiscal 2022 annual incentive bonus as follows: for Mr. Feltheimer, $7,200,002 in stock awards; for Mr. Burns, $3,500,005 in stock awards; for Mr. Barge, $3,199,998 in stock awards; for Mr. Goldsmith, $900,003 in stock awards; and for Mr. Berg, $820,000 in stock awards. Accordingly, the total amount in column (j) for fiscal 2023 is much greater than the total amount for fiscal 2022 as fiscal 2023 reflects a substantial portion of the value of executive’s fiscal 2022 annual incentive bonus granted in equity in fiscal 2023 and the executive’s entire fiscal 2023 annual incentive bonus paid in cash in fiscal 2024.

**

Includes severance benefits consisting of a cash payment equal to $1,641,096 received pursuant to the terms of a Waiver and General Release Agreement dated February 15, 2023. Mr. Berg resigned as Lionsgate’s Executive Vice President and General Counsel effective December 20, 2022.

***	Mr. Tobey was appointed as Lionsgate’s Executive Vice President and General Counsel effective March 27, 2023.
(1)

In accordance with SEC rules, any portion of a Named Executive Officer’s annual bonus that the Compensation Committee determined would be paid in the form of an equity award is reported in the Summary Compensation table as compensation for the fiscal year in which the award was approved by the Compensation Committee (i.e., the year after the year in which the bonus was earned). For fiscal 2020, each Named Executive’s Officer’s bonus was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. In accordance with SEC rules, the cash portion of such bonus is reported in the Bonus column for fiscal 2020 for such executive, and the grant date fair value of the equity portion of the 2020 bonus for such executive is reported as compensation for fiscal 2021. For fiscal 2021, the bonus for Messrs. Feltheimer and Burns was awarded partly in cash and partly in the form of an equity award, and the bonus for each of the other Named Executive Officers was awarded entirely in cash. Accordingly, the cash amount of each bonus is reported in the Bonus column for 2021, and the grant date fair value of the equity portion of the 2021 bonus for Messrs. Feltheimer and Burns is reported as compensation for fiscal 2022. For fiscal 2022 each Named Executive’s Officer’s bonus was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus is reported in the Bonus column for fiscal 2022, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2022 bonus is reported as compensation for fiscal 2023. For fiscal 2023 each Named Executive’s Officer’s bonus was awarded in cash.
(2)

The amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Lionsgate’s financial statements. Under SEC rules, the entire grant date value of these awards is reported as compensation for the Named Executive Officer for the fiscal year in which the award was granted. Accordingly, these columns include amounts for awards that have not yet vested and for which the executive may not have realized any financial benefit. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see the discussion of stock awards and option awards contained in Note 13 to Lionsgate’s Audited Consolidated Financial Statements, included as part of Lionsgate’s 2023 Annual Report filed on Form 10-K filed with the SEC on May 25, 2023. As described in the Compensation Discussion and Analysis above under Long-Term Incentive Awards, the Compensation Committee approved certain grants of stock options, SARs, and/or restricted share units to Messrs. Barge, Goldsmith and Berg that would vest based on such company and/or individual performance criteria determined by the Compensation Committee in consultation with Mr. Feltheimer for each of the 12-month performance periods covered by these awards (with a tranche of each award being allocated to each of the performance periods for that award). The grant date for accounting purposes for each portion of the award occurs at the end of the applicable performance period when it is determined whether the performance criteria applicable to that portion of the award have been met. Under SEC rules, the value of equity awards is reported as compensation for the fiscal year in which the grant date (as determined for accounting purposes) occurs. Accordingly, to the extent the Compensation Committee determined during a particular fiscal year the performance level achieved for a particular performance period under the award, the portion of the award that relates to that performance period is reported as compensation for the fiscal year in which the determination was made.

(3)	The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation table for the Named Executive Officers in fiscal 2023:

Name	401(k) Contribution	Term Life Insurance Premiums (a)	Severance/ Retirement	Automobile Allowance	Miscellaneous (b)	Disability Benefits	Total
Jon Feltheimer	$12,200	$835	$0	$0	$264,303	$1,067	$278,405
Michael Burns	$12,200	$1,566	$0	$13,332	$70,810	$1,067	$98,975
James W. Barge	$12,200	$1,108	$0	$0	$0	$1,067	$14,285
Brian Goldsmith	$16,169	$1,566	$0	$0	$0	$1,067	$18,802
Corii D. Berg	$1,615	$1,566	$1,641,096	$0	$0	$812	$1,645,089

(a)

Lionsgate is not the beneficiary of the life insurance policies, and the premiums that Lionsgate pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

(b)

For Mr. Feltheimer, the amount in this column for fiscal 2023 includes $15,953 in club membership dues, $29,650 in security service costs, and $218,700 in incremental costs for the personal use of the company-leased aircraft (net of approximately $56,850 reimbursed to Lionsgate by Mr. Feltheimer). For Mr. Burns, the amount in this column for fiscal 2023 includes $70,810 in incremental costs for the personal use of the company-leased aircraft (net of approximately $22,350 reimbursed to Lionsgate by Mr. Burns). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to Lionsgate, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees, and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries, and depreciation).

Description of Employment Agreements

Lionsgate has entered into employment agreements with each of the Named Executive Officers. Key terms of these employment agreements are briefly described below. Provisions of these agreements relating to post- termination of employment benefits are discussed below under “Potential Payments upon Termination or Change in Control.”

Jon Feltheimer

Employment Agreement: August 12, 2022

Title: Chief Executive Officer

Term Ending: August 21, 2025

Base Salary: $1,500,000

Bonus: Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of $7,000,000; any portion that exceeds $1,500,000 for a particular year may be paid in the form of fully vested existing common stock.

Other Benefits: Eligible to participate in Lionsgate’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, reasonable club membership dues, and limited use of Lionsgate’s private aircraft.

Annual Equity Award (Fiscal 2024-2026): Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $6,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

Fiscal 2023 Equity Award: Received grants in July 2022 as to Class B non-voting shares of 290,433 time-vesting restricted share units and 290,433 performance-vesting restricted share units, each with a three-year vesting period.

Michael Burns

Employment Agreement: December 18, 2020

Title: Vice Chair

Term Ending: October 30, 2024

Base Salary: $1,000,000

Bonus: Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of 75% of base salary. Any portion that exceeds $1,500,000 for a particular year will be paid in the form of either an award of existing common stock or an option to purchase existing common stock, as determined by the Compensation Committee (any such award to be fully vested on grant and the number of shares subject to such award to be determined based on Lionsgate’s then-current share price and, in the case of an option, the assumptions then used to value stock options for purposes of Lionsgate’s financial reporting).

Other Benefits: Eligible to participate in Lionsgate’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, and limited use of Lionsgate’s private aircraft.

Equity Award: Received an award in December 2020 of performance-based SARs with respect to 1,500,000 of Class B non-voting shares at a per-share exercise price of $8.51, two-thirds of which vested on December 18, 2021, December 18, 2022, and one-third of which will vest on December 18, 2023; provided, however, that no portion of the SARs would have vested or been exercisable prior to the date on which the volume-weighted average of the closing prices of Class B non-voting shares over a period of 30 consecutive trading days ending on or before December 18, 2023, was greater than or equal to $17.02 (the “VWAP Performance Goal”). The VWAP Performance Goal was met on June 25, 2021.

James W. Barge

Employment Agreement: September 26, 2019

Title: Chief Financial Officer

Term Ending: July 31, 2023

Base Salary: $1,000,000

Bonus: Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, in consultation with Lionsgate’s Chief Executive Officer, with a target of 125% of base salary.

Other Benefits: Eligible to participate in Lionsgate’s usual benefit programs for executives at the same level.

Annual Equity Awards: Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2021 through fiscal 2024 with a grant date value of $4,000,000 for the fiscal 2021 grant, $3,750,000 for each of the fiscal 2022 and 2023 grants and $3,250,000 for the fiscal 2024 grant, each with a three-year vesting period and to consist of restricted stock units and/or options (or SARs) as determined by the Compensation Committee, provided that no more than 33% of the annual grant may be subject to performance-based vesting unless otherwise agreed by the executive.

Brian Goldsmith

Employment Agreement: October 1, 2022

Title: Chief Operating Officer

Term Ending: September 30, 2025

Base Salary: $1,250,000

Bonus: Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with Lionsgate’s Chief Executive Officer, with a target of 100% of base salary.

Other Benefits: Eligible to participate in Lionsgate’s usual benefit programs for executives at the same level.

Annual Equity Awards: Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,500,000, each with a three-year vesting period and to consist of restricted share units and/ or stock options (or SARs) as determined by the Compensation Committee.

Bruce Tobey

Employment Agreement: March 27, 2023

Title: Executive Vice President and General Counsel

Term Ending: March 26, 2026

Base Salary: $1,000,000

Bonus: Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with Lionsgate’s Chief Executive Officer, with a target of 75% of base salary.

Other Benefits: Eligible to participate in Lionsgate’s usual benefit programs for executives at the same level.

Annual Equity Awards: Eligible to receive annual grants as to Class B non-voting shares each year for fiscal 2024 through fiscal 2026 with a grant date value of $1,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

Equity Award: Received grant in March 2023 as to Class B non-voting shares of 26,511 time-vesting restricted share units, with a three-year vesting period.

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to the Named Executive Officers during fiscal 2023. Each of the equity-based awards was granted under the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”), which has been approved by Lionsgate’s shareholders. Detailed information on each equity award is presented in the narrative that follows the table.

Grants of Plan-Based Awards — Fiscal 2023

Name (a)	Date (b)*	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)		All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(1) (l)
Jon Feltheimer	6/1/2022	—	—	—	—	—	—	751,566	(2)	—	—	$7,200,002
	7/27/2022	—	—	—	—	—	—	290,433		—	—	$2,550,002
Michael Burns	6/1/2022	—	—	—	—	—	—	365,345	(2)	—	—	$3,500,005
James W. Barge	5/30/2022	—	—	—	—	211,842	—	—		—	$8.66	$891,066
	6/1/2022	—	—	—	—	—	—	334,029	(2)	—	—	$3,199,998
	7/27/2022	—	—	—	—	—	—	181,521		—	—	$1,593,754
	7/27/2022	—	—	—	—	90,703	—	—		—	—	$796,372
	7/27/2022	—	—	—	—	42,779	—	—		—	—	$375,600
Brian Goldsmith	6/1/2022	—	—	—	—	—	—	93,946	(2)	—	—	$900,003
	7/27/2022	—	—	—	—	—	—	169,419		—	—	$1,487,499
	7/27/2022	—	—	—	—	24,326	—	—		—	—	$213,582
	7/27/2022	—	—	—	—	79,365	—	—		—	—	$696,825
	7/27/2022	—	—	—	—	39,927	—	—		—	—	$350,559
	7/27/2022	—	—	—	—	67,422	—	—		—	$11.99	$184,629
Corii D. Berg	5/30/2022	—	—	—	—	3,939	—	—		—	—	$36,948
	6/1/2022	—	—	—	—	—	—	85,595		—	—	$820,000
	7/27/2022	—	—	—	—	—	—	48,405		—	—	$424,996
	7/27/2022	—	—	—	—	2,867	—	—		—	—	$25,172
	7/27/2022	—	—	—	—	22,675	—	—		—	—	$199,087
	7/27/2022	—	—	—	—	11,408	—	—		—	—	$100,162
	7/27/2022	—	—	—	—	7,946	—	—		—	$11.99	$21,759
	12/20/2022	—	—	—	—	3,940	—	—		—	—	$21,315
	12/20/2022	—	—	—	—	22,676	—			—	—	$122,677
	12/20/2022	—	—	—	—	11,407	—			—	—	$61,712
	12/20/2022	—	—	—	—	16,135	—			—	—	$87,290
Bruce Tobey	3/27/2023	—	—	—	—	—	—	26,511		—	—	$249,999

*	These awards were granted with respect to Class B non-voting shares.
(1)

The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Lionsgate’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), see footnote (2) to the Summary Compensation table.

(2)	This award was granted as a portion of the fiscal 2022 annual incentive bonus and vests on the first anniversary of grant.

Each of the equity-based awards reported in the Grants of Plan-Based Awards table was granted under, and is subject to, the terms of the 2019 Plan. The 2019 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes, subject to the provisions of the 2019 Plan, selecting participants and determining the type(s) of award(s) that they are to receive, determining the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or Lionsgate’s common shares may be paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death or, in certain cases, to family members for tax or estate planning purposes.

Under the terms of the 2019 Plan, a change in control of Lionsgate does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of stock options, exercisable. Any stock options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control.

As described below under “Potential Payments upon Termination or Change in Control,” certain equity awards granted to the Named Executive Officers are subject to accelerated vesting under the terms of their respective employment agreements in the event of a termination of their employment under certain circumstances.

Restricted Share Units

Columns (g) and (i) in the table above report awards of restricted share units that are treated as granted to the Named Executive Officers during fiscal 2023 under applicable accounting rules. Each restricted share unit represents a contractual right to receive, upon vesting of the unit, payment equal to the value of Class B non-voting shares (typically in an equal number of Class B non-voting shares, but the Compensation Committee has the discretion to settle the units in cash or shares of Class A voting shares). The Named Executive Officer does not have the right to vote or dispose of the restricted share units, but will be credited with additional share units under the award as dividend equivalents based on the amount of dividends (if any) paid by Lionsgate during the term of the award on a number of Class B non-voting shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such dividend equivalents will be paid only if and when vesting requirements applicable to the underlying share units are met.

Time-Based Units. For Messrs. Feltheimer, Burns, Barge, Goldsmith and Berg, the awards of 751,566, 365,345, 334,029, 93,946 and 85,595 Class B non-voting shares, respectively, made in June 2022, and reported in column (i) in the table above, represent a portion of their fiscal 2022 annual bonuses paid in the form of restricted share units that vest on the first anniversary of grant.

For Messrs. Feltheimer, Barge, Goldsmith and Berg, the awards of 290,433, 181,521, 169,419 and 48,405 Class B non-voting shares, respectively, made in July 2022, and reported in column (i) in the table above, represent annual grants of time-based restricted share units. These awards are subject to a three-year vesting schedule, subject to the executive’s continued employment through the vesting dates.

For Mr. Tobey, the award of 26,511 Class B non-voting shares made in March 2023, and reported in column (i) in the table above, represents a grant of time-based restricted share units. These awards are subject to a three-year vesting schedule, subject to the executive’s continued employment through the vesting dates.

Performance-Based Units. Column (g) in the table above report awards of performance share units that are treated as granted to the Named Executive Officers during fiscal 2023 under applicable accounting rules. Performance share units are similar to the restricted share units described above, except that they are subject to performance based vesting conditions as well as time-based vesting.

For Mr. Barge, the award of 90,703 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2020 and covers a three-year period ending in July 2023, with one-third of the total award being eligible to vest based on Mr. Barge’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance are reflected in the table above.

For Mr. Barge, the award of 42,779 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Barge’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 24,326 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2019 and covers a three-year period ending in July 2022, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Lionsgate’s performance over a specified 12 month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 79,365 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2020 and covers a three-year period ending in July 2023, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Lionsgate’s performance over a specified 12 month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 39,927 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Lionsgate’s performance over a specified 12 month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance are reflected in the table above.

For Mr. Berg, the award of 3,939 Class B non-voting shares made in May 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in May 2020 and covers a three-year period ending in May 2023, with one-third of the total award being eligible to vest based on Mr. Berg’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance are reflected in the table above.

For Mr. Berg, the award of 2,867 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2019 and covers a three-year period ending in July 2022, with one-third of the total award being eligible to vest based on Mr. Berg’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance are reflected in the table above.

For Mr. Berg, the award of 22,675 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2020 and covers a three-year period ending in July 2023, with one-third of the total award being eligible to vest based on Mr. Berg’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance are reflected in the table above.

For Mr. Berg, the award of 11,408 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Berg’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance are reflected in the table above.

Stock Options

Column (g) in the table above report awards of stock options treated as granted to the Named Executive Officers during fiscal 2023 under applicable accounting rules. Once vested, each option will generally remain exercisable until its normal expiration date. Stock options granted to the Named Executive Officers generally have a term of 10 years. However, vested stock options may terminate earlier in connection with a change-in-control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have six months to exercise the vested portion of the option following a termination of employment. However, stock options held by Lionsgate’s employees (including the Named Executive Officers) generally provide an extended period for the employee to exercise his or her vested stock options if the employee meets certain age and service requirements upon his or her retirement from employment with Lionsgate. If the Named Executive Officer is terminated by Lionsgate for cause, the option (whether or not vested) will immediately terminate. Stock options granted to Lionsgate’s employees (including the Named Executive Officers) do not include any dividend rights.

For Mr. Goldsmith, the stock options to purchase 67,422 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of stock options that vested during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance. This grant was originally approved by the Compensation Committee in July 2019 and covers a three-year period ending July 2022, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the stock options eligible to vest during fiscal 2023 based on Mr. Goldsmith’s and Lionsgate’s performance are reflected in the table above.

For Mr. Berg, the stock options to purchase 7,946 Class B non-voting shares made in July 2022, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance. This award was originally approved by the Compensation Committee in July 2019 and covers a three-year period ending fiscal 2022, with one-third of the total award being eligible to vest based on Mr. Berg’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2023 based on Mr. Berg’s and Lionsgate’s performance is reflected in the table above.

Share Appreciation Rights

Column (g) in the table above also report awards of SARs treated as granted to the Named Executive Officers during fiscal 2023 under applicable accounting rules. Once vested, each SAR will generally remain exercisable until its normal expiration date. SARs granted to the Named Executive Officers generally have a term of 10 years. However, vested SARs may terminate earlier in connection with a change-in-control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the SARs will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have six months to exercise the vested portion of the SARs following a termination of employment. However, SARs held by Lionsgate’s employees (including the Named Executive Officers) generally provide an extended period for the employee to exercise his or her vested SARs if the employee meets certain age and service requirements upon his or her retirement from employment with Lionsgate. If the Named Executive Officer is terminated by Lionsgate for cause, the SAR (whether or not vested) will immediately terminate. The SARs granted to Lionsgate’s employees (including the Named Executive Officers) do not include any dividend rights.

For Mr. Barge, the grant of 211,842 SARs with respect to Class B non-voting shares made in May 2022, and reported in column (g) in the table above, represents the portion of an award of SARs that vested during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance. This grant was originally approved by the Compensation Committee in September 2019 and covers a three-year period, with one-third of the total award being eligible to vest based on Mr. Barge’s and Lionsgate’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the SARs eligible to vest during fiscal 2023 based on Mr. Barge’s and Lionsgate’s performance are reflected in the table above.

Accelerated Awards

For Mr. Berg, the awards of 3,940, 22,676, 11,407 and 16,135 Class B non-voting shares made in December 2022, and reported in column (g) in the table above, represents the portion of awards of restricted share units that were scheduled to vest on or before July 11, 2024 and were accelerated as per the terms of a Waiver and General Release Agreement with Mr. Berg dated February 15, 2023 (with all performance-vesting requirements being deemed met at the target level).

Outstanding Equity Awards

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2023, including the vesting dates for the portions of these awards that had not vested as of that date.

Outstanding Equity Awards at Fiscal 2023 Year-End

	Option Awards								Stock Awards
Name (a)	Securities Covered By Award	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Numbers of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1) (i)
Jon Feltheimer	LGF.A	982,674	*	—		—	$27.48	5/23/2023	—		—	—	—
	LGF.B	982,674	*	—		—	$26.57	5/23/2023	—		—	—	—
	LGF.A	614,171	*	—		—	$32.83	5/23/2023	—		—	—	—
	LGF.B	614,171	*	—		—	$31.74	5/23/2023	—		—	—	—
	LGF.A	452,030		113,007	(2)	—	$20.37	10/11/2026	—		—	—	—
	LGF.B	452,030		113,007	(2)	—	$19.69	10/11/2026	—		—	—	—
	LGF.A	452,030		113,007	(2)	—	$25.46	10/11/2026	—		—	—	—
	LGF.B	452,030		113,007	(2)	—	$24.61	10/11/2026	—		—	—	—
	LGF.B	125,000		—		—	$23.02	6/7/2028	—		—	—	—
	LGF.B	125,000		—		—	$28.78	6/7/2028	—		—	—	—
	LGF.B	418,245		—		—	$14.60	6/4/2024	—		—	—	—
	LGF.B	—		2,000,000	(3)	—	$8.17	8/21/2030	—		—	—	—
	LGF.B	—		—		—	—	—	751,566	(4)	$7,801,255	—	—
	LGF.B	—		—		—	—	—	290,433	(5)	$3,014,695	—	—
Michael Burns	LGF.A	439,133		—		—	$24.59	11/3/2026	—		—	—	—
	LGF.B	439,133		—		—	$23.77	11/3/2026	—		—	—	—
	LGF.A	439,133		—		—	$19.68	11/3/2026	—		—	—	—
	LGF.B	439,133		—		—	$19.02	11/3/2026	—		—	—	—
	LGF.B	114,297		—		—	$23.02	6/7/2028	—		—	—	—
	LGF.B	114,297		—		—	$28.78	6/7/2028	—		—	—	—
	LGF.B	276,256		—		—	$14.60	6/4/2024	—		—	—	—
	LGF.B	885,000		500,000	(7)	—	$8.51	12/18/2030	—		—	—	—
	LGF.B	—		—		—	—	—	66,666	(8)	$691,993	—	—
	LGF.B	—		—		—	—	—	365,345	(4)	$3,792,281	—	—
James W. Barge	LGF.A	169,814		—		—	$38.76	9/16/2023	—		—	—	—
	LGF.B	169,814		—		—	$37.47	9/16/2023	—		—	—	—
	LGF.B	850,000		—		—	$25.22	12/28/2026	—		—	—	—
	LGF.B	95,000		—		—	$23.02	6/7/2028	—		—	—	—
	LGF.B	74,405		—		—	$14.60	6/4/2024	—		—	—	—
	LGF.B	1,059,210		—		—	$8.66	9/26/2029	—		—	—	—
	LGF.B	—		—		—	—	—	90,703	(9)	$941,497	—	—
	LGF.B	—		—		—	—	—	85,558	10)	$888,092	—	—
	LGF.B	—		—		—	—	—	334,029	(4)	$3,467,221	—	—
	LGF.B	—		—		—	—	—	181,521	(5)	$1,884,188	—	—

	Option Awards						Stock Awards
Name (a)	Securities Covered By Award	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Numbers of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1) (i)
Brian Goldsmith	LGF.A	132,657	—	—	$39.16	11/13/2025	—		—	—	—
	LGF.B	132,657	—	—	$37.86	11/13/2025	—		—	—	—
	LGF.B	95,000	—	—	$23.02	6/7/2028	—		—	—	—
	LGF.B	315,372	—	—	$18.11	11/12/2028	—		—	—	—
	LGF.B	404,530	—	—	$11.99	7/1/2029	—		—	—	—
	LGF.B	74,405	—	—	$14.60	6/4/2024	—		—	—	—
	LGF.B	—	—	—	—	—	79,365	(9)	$823,809	—	—
	LGF.B	—	—	—	—	—	79,854	(10)	$828,885	—	—
	LGF.B	—	—	—	—	—	93,946	(4)	$975,159	—	—
	LGF.B	—	—	—	—	—	169,419	(5)	$1,758,569	—	—
Corii D. Berg	LGF.B	27,700	—	—	$23.46	6/20/2023	—		—	—	—
	LGF.B	47,676	—	—	$11.99	6/20/2023	—		—	—	—
	LGF.B	30,438	—	—	$14.60	6/4/2024	—		—	—	—
	LGF.B	31,776	—	—	$6.98	6/20/2030	—		—	—	—
Bruce Tobey	LGF.B	—	—	—	—	—	26,511	(11)	$275,184	—	—

*	Represents options that expired during fiscal 2024.
(1)

The dollar amounts shown in columns (h) and (j) are determined by multiplying either the number of Class A voting shares or units (LGF.A) or Class B non-voting shares or units (LGF.B) reported in columns (g) and (i), respectively, by $11.07 and $10.38, respectively, the closing price of LGF.A and LGF.B on March 31, 2023 (the last trading day of fiscal 2023).

(2)	The unvested portion of this award is scheduled to vest on May 22, 2023.
(3)	The unvested portion of this award is scheduled to vest on August 21, 2023.
(4)	The unvested portion of this award is scheduled to vest on June 1, 2023.
(5)	The unvested portion of this award is scheduled to vest in three equal annual installments on July 27, 2023, July 27, 2024 and July 27, 2025.
(7)

The unvested portion of this award is scheduled to vest on December 18, 2023; provided, however, that no portion of the SARs would have vested or been exercisable prior to the date on which the VWAP Performance Goal described above under Description of Employment Agreements was satisfied. The VWAP Performance Goal was met on June 25, 2021.

(8)	The unvested portion of this award is scheduled to vest in two equal annual installments on May 14, 2023 and May 14, 2024.
(9)	The unvested portion of this award is scheduled to vest on July 23, 2023.
(10)	The unvested portion of this award is scheduled to vest in two equal annual installments on, July 19, 2023 and July 19, 2024.
(11)	The unvested portion of this award is scheduled to vest in three equal annual installments on March 27, 2024, March 27, 2025 and March 27, 2026.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by the Named Executive Officers during fiscal 2023 and the vesting during fiscal 2023 of other stock awards previously granted to the Named Executive Officers.

Option Exercises and Stock Vested — Fiscal 2023

		Option Awards		Stock Awards
Name (a)	Securities Covered by Award	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(2) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
Jon Feltheimer	—	—	$—	—	$—
Michael Burns	LGF.B	—	$—	33,334	$364,674
James W. Barge	LGF.B	—	$—	266,964	$2,338,588
Brian Goldsmith	LGF.B	—	$—	287,236	$2,517,938
Corii D. Berg	LGF.B	—	$—	275,689	$1,784,981
Bruce Tobey	—	—	$—	—	$—

(1)

The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of existing common stock to which the exercise of the option related by (ii) the difference between the per-share closing price of the applicable class of shares of existing common stock to on the date of exercise and the exercise price of the stock options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the applicable class of shares of existing common stock on the vesting date.

Nonqualified Deferred Compensation

Lionsgate permits its Named Executive Officers and certain other key employees to elect to receive a portion of their compensation reported in the Summary Compensation table above on a deferred basis under Lionsgate’s deferred compensation plan. Under the plan, Lionsgate is also permitted to make additional discretionary contributions with respect to amounts deferred under the plan.

For cash amounts deferred under the plan, the participant may elect one or more measurement funds to be used to determine investment gains or losses to be credited to his or her account balance, including certain mutual funds. Amounts may be deferred until a specified date, retirement or other termination of service, disability, or death. At the participant’s election, compensation deferred until a specified date or termination of service may be paid as a lump sum or in annual installments as specified in the plan document. If the participant’s employment terminates due to death or disability, the participant’s deferred compensation balance will be paid in a single lump sum. Emergency hardship withdrawals are also permitted under the plan.

As of the March 31, 2023, none of the Named Executive Officers had deferred any amount under the plan, and Lionsgate had not made any contributions with respect to any Named Executive Officer under the plan.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to the Named Executive Officers in connection with a termination of their employment with Lionsgate pursuant to the terms of their respective employment agreements with Lionsgate. In addition to the benefits described below, outstanding equity based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of Lionsgate under the terms of Lionsgate’s equity incentive plans if the awards are not assumed or otherwise continued upon the transaction, as noted under Grants of Plan-Based Awards above. None of the Named Executive Officers are entitled to any reimbursement or gross-up payment for any excise taxes imposed under Section 280G of the U.S. Internal Revenue Code of 1986. The Named Executive Officers also do not have a right to voluntarily terminate employment (other than for “good reason” in certain cases) following a change in control and receive severance and are not entitled to any “single-trigger” vesting of equity awards or other benefits upon a change in control unless the executive’s employment terminates in the circumstances described below. In each case, the Named Executive Officer’s right to receive the severance benefits described below in connection with a termination of the executive’s employment (other than as a result of death or disability) is subject to his execution of a release of claims in favor of Lionsgate.

Jon Feltheimer

Severance Benefits — Termination of Employment. In the event Mr. Feltheimer’s employment is terminated by Lionsgate “without cause” or by him for “good reason” (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to a cash severance payment equal to the present value of his base salary through August 21, 2025, as well as payment of his premiums for continued health coverage for up to six months following his termination and his premiums for continued life and disability insurance through August 21, 2025. In addition, Mr. Feltheimer would be entitled to payment of the target amount of his annual bonus for the fiscal year in which his termination occurs. Mr. Feltheimer’s equity awards granted by Lionsgate prior to his termination, to the extent then outstanding and unvested, would become fully vested upon his termination (and if an annual grant for the fiscal year in which his termination occurs has not previously been granted, that annual grant would be made and would fully vest upon his termination).

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Feltheimer’s employment is terminated by Lionsgate “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of Lionsgate (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to the severance benefits described above, except that his cash severance would be the greater of the present value of his base salary through August 21, 2025 and $6,000,000.

Severance Benefits — Death or Disability. In the event Mr. Feltheimer’s employment with Lionsgate terminates due to his death or “disability” (as such term is defined in Mr. Feltheimer’s employment agreement), the equity awards granted by Lionsgate pursuant to Mr. Feltheimer’s employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination. In addition, in the event Mr. Feltheimer’s employment with Lionsgate terminates due to his disability, Lionsgate will continue to pay the premiums for his continued life and disability insurance through August 21, 2025.

Michael Burns

Severance Benefits — Termination of Employment. In the event Mr. Burns’ employment is terminated by Lionsgate “without cause” or by him for “good reason” (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to a lump sum cash severance payment equal to the present value of his remaining base salary through October 23, 2024, a prorated amount of the annual bonus that Mr. Burns would have received for the fiscal year in which his termination occurs, as well as payment of his premiums for continued health coverage for up to six months following his termination and payment for continued life and disability insurance through October 30, 2024. In addition, Mr. Burns’ equity awards granted by Lionsgate pursuant to his employment agreement, to the extent then outstanding and unvested, would become fully vested upon his termination.

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Burns’ employment is terminated by Lionsgate “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of Lionsgate (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to the severance benefits described above, except that his lump sum cash severance would be the greater of the present value of his remaining base salary through October 23, 2024 or $3.5 million.

Severance Benefits — Death or Disability. In the event Mr. Burns’ employment with Lionsgate terminates due to his death or “disability” (as such term is defined in Mr. Burns’ employment agreement), his equity awards granted by Lionsgate pursuant to Mr. Burns’ employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination.

James W. Barge

Severance Benefits — Termination of Employment. In the event that Mr. Barge’s employment is terminated by Lionsgate “without cause” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to a lump sum cash severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the annual bonus that Mr. Barge would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Barge’s employment is terminated by Lionsgate “without cause” or if Mr. Barge resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Barge’s employment agreement), (1) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date. Moreover, if Mr. Barge’s employment is terminated at the end of the term of the agreement because Lionsgate does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Barge would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated bonus and payment of COBRA premiums noted above. In addition, any portion of equity granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that is scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Barge’s employment is terminated by Lionsgate “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of Lionsgate (as such terms are defined in Mr. Barge’s employment agreement), Mr. Barge would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Barge’s employment is terminated by Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Barge will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Lionsgate’s election, Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Barge’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to receive a prorated bonus for the fiscal year in which his termination occurs and payment of his COBRA premiums for up to 18 months. In addition, Mr. Barge’s equity awards granted by Lionsgate pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Brian Goldsmith

Severance Benefits — Termination of Employment. In the event Mr. Goldsmith’s employment is terminated by Lionsgate “without cause” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated discretionary bonus for the fiscal year in which his termination occurs, and payment of COBRA premiums for up to 18 months. Additionally, in the event Mr. Goldsmith’s employment is terminated by Lionsgate “without cause” or if Mr. Goldsmith resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), (i) any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and become fully vested, and (ii) 50% percent of any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and become fully vested. Moreover, if Mr. Goldsmith’s employment is terminated at the end of the term of the agreement because Lionsgate does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Goldsmith would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated discretionary bonus and payment of COBRA premiums noted above. In addition, any portion of equity granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that is scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Goldsmith’s employment is terminated by Lionsgate “without cause” or by him for “good reason” within twelve (12) months following the date of a change in control or a “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Goldsmith’s employment is terminated by Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Goldsmith will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Lionsgate’s election, in Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Goldsmith’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to receive a prorated discretionary bonus for the fiscal year in which his termination occurs and payment of his COBRA premiums for up to 18 months. In addition, Mr. Goldsmith’s equity awards granted by Lionsgate pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Bruce Tobey

Severance Benefits — Termination of Employment. In the event that Mr. Tobey’s employment is terminated by Lionsgate “without cause” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the bonus that Mr. Tobey would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Tobey’s employment is terminated by Lionsgate “without cause” or if Mr. Tobey resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Tobey’s employment agreement), (1) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date. Moreover, if Mr. Tobey’s employment is terminated at the end of the term of the agreement because Lionsgate does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Tobey would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated bonus and payment of COBRA premiums noted above.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Tobey’s employment is terminated by Lionsgate “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of Lionsgate (as such terms are defined in Mr. Tobey’s employment agreement), Mr. Tobey would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Tobey’s employment is terminated by Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Tobey will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Lionsgate’s election, in Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Tobey’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey’s equity awards granted by Lionsgate pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Estimated Severance and Change-in-Control Benefits

Severance Benefits. The following chart presents Lionsgate’s estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive, had his employment terminated under the circumstances described above (other than in connection with a change in control of Lionsgate) on March 31, 2023 (with the value of equity awards calculated based on the $11.07 and $10.38 closing prices of LGF.A and LGF.B, respectively, on March 31, 2023, the last trading day of fiscal 2023). Since this hypothetical termination would have occurred on the last day of the fiscal year, no pro rata bonus was included in the cash severance amounts in the charts below.

	Termination by Lionsgate Without Cause(1)
Name	Cash Severance	Equity Acceleration(2)	Insurance Premiums		Total
Jon Feltheimer	$3,234,866	$24,250,644	$248,813	(3)	$27,734,323
Michael Burns	$1,467,879	$5,419,274	$46,498	(4)	$6,933,651
James W. Barge	$1,500,000	$8,930,910	$50,220	(5)	$10,481,130
Brian Goldsmith	$1,875,000	$5,624,673	$50,220	(5)	$7,549,893
Bruce Tobey	$1,500,000	$137,592	$50,220	(5)	$1,687,812

(1)

As described above, Messrs. Feltheimer and Burns would also be entitled to these benefits pursuant to their respective employment agreements if their employment is terminated by the executive for good reason.

(2)

These columns report the intrinsic value of the unvested portions of each executive’s awards that would accelerate in the circumstances. For stock options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of the applicable class of Lionsgate common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. No value is included in the table for stock options and SARs with a per-share exercise price that is greater than or equal to the closing price of the applicable class of Lionsgate’s shares on the last trading day of the fiscal year. For restricted share unit awards, this value is calculated by multiplying the closing price of the applicable class of Lionsgate common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.

(3)	Includes $16,740 for payment of COBRA premiums and $232,073 for payment of continued life and disability insurance premiums.
(4)	Includes $16,740 for payment of COBRA premiums and $29,758 for payment of continued life and disability insurance premiums.
(5)	Includes COBRA premium.

	Termination Due to Executive’s Death or Disability
Name	Equity Acceleration(2)	Insurance Premiums		Total
Jon Feltheimer	$18,250,644	$248,813	(2)	$18,499,457
Michael Burns	$5,419,274	$46,498	(3)	$5,465,772
James W. Barge	$10,003,018	$50,220	(4)	$10,053,238
Brian Goldsmith	$6,625,305	$50,220	(4)	$6,675,525
Bruce Tobey	$183,456	$50,220	(4)	$233,676

(1)	See note (2) to the table above for the valuation of these benefits.
(2)

Includes $16,740 for payment of COBRA premiums for a termination due to executive’s death or disability, and $232,073 for payment of continued life and disability insurance premiums for a termination due to executive’s disability.

(3)

Includes $16,740 for payment of COBRA premiums for a termination due to executive’s death or disability, and $29,758 for payment of continued life and disability insurance premiums for a termination due to executive’s disability.

(3)	Includes COBRA premium.

Change-in-Control Severance Benefits. The following chart presents Lionsgate’s estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive had a change in control of Lionsgate, or, in the case of Messrs. Barge, Goldsmith and Tobey, a change in management of Lionsgate, occurred on March 31, 2023 and the executive’s employment with Lionsgate had been terminated by Lionsgate without cause or by the executive for good reason as described above on such date.

Name	Cash Severance	Equity Acceleration(2)		Insurance Premiums		Total
Jon Feltheimer	$6,000,000	$24,250,644		$248,813	(2)	$30,499,457
Michael Burns	$3,500,000	$5,419,274		$46,498	(3)	$8,965,772
James W. Barge	$3,125,000	$11,259,144	(4)	$50,220		$14,434,364
Brian Goldsmith	$8,380,137	$7,797,684	(4)	$50,220		$16,228,041
Bruce Tobey	$4,489,041	$275,184	(4)	$50,200		$4,814,445

(1)

For Messrs. Barge, Goldsmith and Tobey, this amount includes 50% of the grant date value of the annual equity awards from the executive’s employment agreement as described above that had not been granted as of March 31, 2023.

(2)	Includes $16,740 for payment of COBRA premiums and $232,073 for payment of continued life and disability insurance premiums.
(3)	Includes $16,740 for payment of COBRA premiums and $29,758 for payment of continued life and disability insurance premiums.
(4)

For Messrs. Barge, Goldsmith, and Tobey, equity acceleration only applies to a termination without cause. If such executives’ employment had been terminated for good reason on or within 12 months following a change in control or a “change in management,” the equity acceleration value would be the same as described above for a termination without cause not in connection with a change in control. A change in management in these Named Executive Officers’ employment agreements would generally occur when both Messrs. Feltheimer and Burns are no longer employed by Lionsgate.

Separation Agreement with Mr. Berg

Effective December 2022, Mr. Berg resigned as the General Counsel of Lionsgate. In connection with his resignation, in February 2023, Mr. Berg entered into a waiver and general release agreement with Lionsgate that provided for him to receive severance benefits consisting of a cash payment equal to $1,641,096, and payment of health insurance premiums for 24 months following his termination date. In addition, Mr. Berg was entitled to accelerated vesting of installments of his outstanding equity awards granted by Lionsgate that were scheduled to vest on or before July 11, 2024 (with all performance vesting requirements being deemed met at the target level).

Pay Ratio Disclosure

Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose in this proxy statement the ratio of the total annual compensation of our Chief Executive Officer to the median of the total annual compensation of all of our employees (excluding our Chief Executive Officer). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our Chief Executive Officer’s total compensation for fiscal 2023 was $21,528,409, and the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2032 was $94,627. Accordingly, we estimate the ratio of our Chief Executive Officer’s total compensation for fiscal 2023 to the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2023 to be 227.5 to 1.

We selected March 31, 2023, which is a date within the last three months of fiscal 2023, as the date we would use to identify our median employee. To find the median of the annual total compensation of all our employees (excluding our Chief Executive Officer), we used the amount of each employee’s total cash compensation (i.e., base salary, wages, overtime and bonus) from our payroll records. In making this determination, we did not annualize compensation for those employees who did not work for Lionsgate for the entire fiscal year. We also did not make any cost-of-living adjustments in identifying the median employee. We believe total cash compensation for all employees is an appropriate measure because total cash compensation data is readily available and Lionsgate considers this a reasonable measure of employees’ overall compensation.

As of March 31, 2023, we had a total of 1,510 employees, of whom 1,374 were based in the U.S. and 136 were based outside of the U.S. In making the determination of the median employee, we did not include one employee based in Australia, five employees based in Canada, three employees based in China, 44 employees based in India, three employees based in Indonesia and two employees based in Luxembourg, in accordance with SEC rules permitting exclusion of a de minimis number of non U.S. employees (so that all U.S.-based employees and 78 employees based outside of the U.S. were included in this determination).

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Pay Versus Performance

This section summarizes the relationship between the total compensation paid for Lionsgate’s Chief Executive Officer and the other Named Executive Officers and Lionsgate’s financial performance for the fiscal years shown in the table (in this discussion, Lionsgate’s Chief Executive Officer is also referred to as the principal executive officer or “PEO”, and the Named Executive Officers other than Lionsgate’s Chief Executive Officer are referred to as the “Non-PEO NEOs”):

						Value of Initial Fixed $100 Investment Based On:
Fiscal Year	Summary Compensation Table Total for PEO ($)(1)(2)	Compensation Actually Paid to PEO ($)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(1)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Lionsgate TSR ($)(4)	Dow Jones U.S. Media Sector TSR ($)(4)	S&P Movies & Entertainment Index TSR ($)(4)	Lionsgate Net Income (Loss) ($Millions)(5)	Lionsgate Adjusted OIBDA ($Millions)(6)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
2023	$21,528,409	$13,153,336	$6,429,940	$4,169,033	$182	$108	$96	$(2,010.2)	$358.1
2022	$5,585,412	$10,753,069	$4,649,415	$6,185,148	$267	$144	$124	$(188.2)	$402.2
2021	$19,176,875	$30,384,695	$5,694,133	$10,065,318	$246	$176	$166	$(18.9)	$540.9

(1)

Mr. Feltheimer was Lionsgate’s Chief Executive Officer for each of the three fiscal years included in the table above. For each of fiscal years 2021 and 2022, Lionsgate’s Non-PEO NEOs were Messrs. Burns, Barge, Goldsmith and Berg. For fiscal year 2023, Lionsgate’s Non-PEO NEOs were Messrs. Burns, Barge, Goldsmith, Tobey and Berg.

(2)

See the Summary Compensation Table above for detail on the total compensation for Lionsgate’s Chief Executive Officer for each fiscal year covered in the table. The average compensation for the Non-PEO NEOs for fiscal year 2023 was calculated from the Summary Compensation Table above. The average compensation for the Non-PEO NEOs for each of fiscal years 2022 and 2021 was calculated from the Summary Compensation Table as disclosed in Lionsgate’s proxy statement filed with the Securities and Exchange Commission in calendar year 2022 or 2021, respectively.

(3)

For purposes of this table, the compensation actually paid (also referred to as “CAP”) to each of Lionsgate’s NEOs (including, for purposes of this table, former Named Executive Officers who are included in the Summary Compensation Table for the applicable fiscal year and adjusted for the following with respect to each NEO:

Summary Compensation Table for the applicable fiscal year and adjusted for the following with respect to each NEO:

•	Less the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable fiscal year,

•	Plus the fiscal year-end value of Lionsgate option and stock awards granted in the covered fiscal year which were outstanding and unvested at the end of the covered fiscal year,

•

Plus/(less) the change in value as of the end of the covered fiscal year as compared to the value at the end of the prior fiscal year for Lionsgate option and stock awards which were granted in prior fiscal years and were outstanding and unvested at the end of the covered fiscal year,

•	Plus the vesting date value of Lionsgate option and stock awards which were granted and vested during the same covered fiscal year,

•

Plus/(less) the change in value as of the vesting date as compared to the value at the end of the prior fiscal year for Lionsgate option and stock awards which were granted in prior fiscal years and vested in the covered fiscal year,

•

Less, as to any Lionsgate option and stock awards which were granted in prior fiscal years and were forfeited during the covered fiscal year, the value of such awards as of the end of the prior fiscal year,

•	Plus the dollar value of any dividends or other earnings paid during the covered fiscal year on outstanding and unvested Lionsgate stock awards not otherwise included,

•

Plus, as to a Lionsgate option or stock award that was materially modified during the covered fiscal year, the amount by which the value of the award as of the date of the modification exceeds the value of the original award on the modification date.

In making each of these adjustments, the “value” of an option or stock award is the fair value of the award on the applicable date determined in accordance with FASB ASC Topic 718 using the valuation assumptions Lionsgate then used to calculate the fair value of its equity awards. For more information on the valuation of Lionsgate’s equity awards, please see the notes to Lionsgate’s financial statements that appear in its Annual Report on Form 10-K for each fiscal year and the footnotes to the Summary Compensation Table that appears in Lionsgate’s annual proxy statement.

The table above reflects the CAP (determined as noted above) for Lionsgate’s Chief Executive Officer and, for Lionsgate’s Non-PEO NEOs, the average of the CAPs determined for the Non-PEO NEOs for each of the fiscal years shown in the table.

The following table provides a reconciliation of the Summary Compensation Table Total to Compensation Actually Paid for Lionsgate’s Chief Executive Officer.

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for PEO	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	21,528,409	5,585,412	19,176,875

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(9,750,004)	(1,000,003)	(7,446,931)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	10,815,950	—	15,610,964
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(8,868,143)	3,994,288	2,420,353
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	1,000,003	—
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(572,876)	1,173,369	623,434
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—

Compensation Actually Paid	$13,153,336	$10,753,069	$30,384,695

The following table provides a reconciliation of the average of the Summary Compensation Table Total for the Non-PEO NEOs for a fiscal year to the average of the Compensation Actually Paid for the Non-PEO NEOs for that fiscal year.

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-PEO NEOs	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	6,429,940	4,649,415	5,694,133

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(3,272,202)	(2,759,912)	(2,366,952)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	2,430,521	1,022,759	4,803,958
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(761,350)	1,155,466	1,236,985
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	948,244	1,392,662	158,084
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(1,571,828)	724,758	539,110
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	(34,292)	—	—

Compensation Actually Paid	$4,169,033	$6,185,148	$10,065,318

(4)

Lionsgate TSR represents cumulative total shareholder return on a fixed investment of $100 in existing common stock for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and is calculated assuming the reinvestment of dividends. The Dow Jones U.S. Media Sector Index TSR and the S&P Movies & Entertainment Index (which Lionsgate also utilizes in the stock performance graph required by Item 201(e) of Regulation S-K included in its Annual Reports for each covered fiscal year) represent cumulative total shareholder return on a fixed investment of $100 in the Dow Jones U.S. Media Sector Index and the S&P Movies & Entertainment Index, respectively, for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and are calculated assuming the reinvestment of dividends. The following chart illustrates the CAP for Lionsgate’s Chief Executive Officer and the average CAP for Lionsgate’s Non-PEO NEOs for each of the last three fiscal years against Lionsgate’s total shareholder return and the total shareholder return for each of the Dow Jones U.S. Media Sector and the S&P Movies & Entertainment Index (each calculated as described above) over that period of time.

(5)

This column shows Lionsgate’s net income (loss) for each fiscal year covered by the table. The following chart illustrates the CAP for Lionsgate’s Chief Executive Officer and the average CAP for Lionsgate’s Non-PEO NEOs for each of the last three fiscal years against Lionsgate’s net income for each of those years.

(6)

This column shows Lionsgate’s adjusted OIBDA for each fiscal year covered by the table. Lionsgate considers adjusted OIBDA to be a key metric in its executive compensation program, used in determining corporate performance under fiscal year 2023 annual incentive plan. See the “Compensation Discussion and Analysis” section of this report for more information regarding the use of this performance measure in Lionsgate’s executive compensation program and Exhibit 99.1 for the definition, adjustments and related reconciliation for this non-GAAP measure. The following chart illustrates the CAP for Lionsgate’s Chief Executive Officer and the average CAP for Lionsgate’s Non-PEO NEOs for each of the last three fiscal years against Lionsgate’s adjusted OIBDA for each of those years.

Following is an unranked list of Lionsgate’s financial performance measures it considers most important in linking the compensation actually paid to Lionsgate’s NEOs for fiscal 2023 with Lionsgate’s performance.

•	Adjusted OIBDA (used in determining corporate performance for purposes of the annual incentive plan)

•	Volume-Weighted Average Stock Price (used in determining vesting of certain stock units granted to Named Executive Officers during the fiscal year)

•

Certain Discretionary Assessment of Achievement of Operational and Strategic Goals (used in determining individual performance for purposes of the annual incentive plan and the vesting of performance-based equity awards)

See the “Compensation Discussion and Analysis” section of this Form 10-K/A for more information regarding the use of these performance measures in Lionsgate’s executive compensation program.

In general, Lionsgate also views its stock price, upon which the value of all of the equity awards granted by Lionsgate is dependent, as a key performance-based component of its executive compensation program in order to further align the interests of Lionsgate’s senior management with the interests of Lionsgate’s shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Owned by Certain Beneficial Owners

The following table presents certain information about beneficial ownership of Class A voting shares and Class B non-voting shares as of July 14, 2023 (unless otherwise indicated) by each person (or group of affiliated persons) who is known by Lionsgate to own beneficially more than 5% of the outstanding shares of any class of common stock. All of such information is based on publicly available filings. The security ownership information is given as of July 14, 2023 and, in the case of percentage ownership information, is based upon 83,505,571 Class A voting shares and 148,100,809 Class B non-voting shares, in each case, outstanding on that date. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

	Class A Voting Shares		Class B Non-Voting Shares
Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(2)
Mark H. Rachesky, M.D.(3)	20,199,803	24.2%	15,180,602	10.3%
Shapiro Capital Management LLC(4)	372,639	*	21,109,379	14.3%
Capital Research Global Investors(5)	0	0%	21,376,347	14.4%
Vanguard Group, Inc.(6)	6,675,680	8.0%	11,950,344	8.1%
BlackRock, Inc.(7)	6,826,809	8.2%	8,131,739	5.5%
Invesco, Ltd.(8)	6,327,911	7.6%	101,868	*

*	Less than 1%
(1)

The addresses for the listed beneficial owners are as follows: Mark H. Rachesky, M.D., c/o MHR Fund Management LLC, 1345 Avenue of the Americas, 42nd Floor, New York, NY 10105; Shapiro Capital Management LLC, 3060 Peachtree Road NW, Suite 1555, Atlanta, GA 30305; Capital Research Global Investors, 333 South Hope Street, 55th Floor, Los Angeles, CA 90071; Vanguard Group, Inc., PO Box 2600 V26, Valley Forge, PA 19482-2600; BlackRock, Inc., 50 Hudson Yards, New York, NY 10001; and Invesco, Ltd., 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.

(2)

The percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 14, 2023 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 83,505,571 or 148,100,809, which are the number of Class A voting shares and Class B non-voting shares outstanding as of July 15, 2023, respectively; plus (B) the number of common shares issuable upon the exercise of stock options and other derivative securities, if any, exercisable as of July 14, 2023 or within 60 days thereafter, held by such person (or group of affiliated persons) (i.e., September 12, 2023).

(3)	The information is based solely on a Form 4 filed with the SEC on April 5, 2023 by Mark H. Rachesky, M.D.
(4)

The information is based solely on a Schedule 13F-HR filed with the SEC on May 11, 2023. According to the information in the Schedule 13F-HR, Shapiro Capital Management has sole voting and dispositive power with respect to all of its Class A voting shares and 20,060,541 shares of its Class B non-voting shares.

(5)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 15, 2023.
(6)

The information is based solely on a Schedule 13F-HR filed with the SEC on May 15, 2023. According to the information in the Schedule 13F-HR, Vanguard Group, Inc. does not have sole voting and dispositive power with respect to the Class A voting shares and Class B non-voting shares it beneficially owns.

(7)

The information is based solely on a Schedule 13F-HR filed with the SEC on May 12, 2023. According to the information in the Schedule 13F-HR, BlackRock, Inc. has sole voting and dispositive power with respect to 6,662,074 shares of its Class A voting shares and 7,894,589 shares of its Class B non-voting shares.

(8)

The information is based solely on a Schedule 13F-HR filed with the SEC on May 12, 2023. According to the information in the Schedule 13F-HR, Invesco, Ltd. does not have sole voting and dispositive power with respect to the Class A voting shares and Class B non-voting shares it beneficially owns.

Stock Ownership of Management

The table below presents certain information about beneficial ownership of Class A voting shares and Class B non-voting shares stock as of July 14, 2023 (unless otherwise indicated) by (i) each current director, nominee for director and current Named Executive Officer of Lionsgate and (ii) all current directors and executive officers of Lionsgate as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

	Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares(1)	% of Class(2)	Number of Shares(1)	% of Class(2)
James W. Barge(3)	261,096	*	3,180,839	2.1%
Michael Burns(4)	1,879,327	2.2%	3,663,417	2.4%
Mignon Clyburn	8,597	*	9,306	*
Gordon Crawford	269,307	*	1,838,359	1.2%
Jon Feltheimer (5)	1,509,431	1.8%	5,044,918	3.3%
Emily Fine	25,890	*	27,597	*
Michael T. Fries	0	*	0	*
Brian Goldsmith(6)	215,669	*	1,674,987	1.1%
John D. Harkey, Jr.	0	*	0	*
Susan McCaw	17,256	*	13,103	*
Yvette Ostolaza	23,220	*	15,566	*
Mark H. Rachesky, M.D.(7)	20,199,803	24.2%	15,180,602	10.3%
Daryl Simm	53,482	*	54,681	*
Hardwick Simmons	62,276	*	63,528	*
Harry E. Sloan	56,394	*	256,800	*
Bruce Tobey(8)	0	*	0	*
Corii D. Berg(9)	0	*	244,078	*
All former and current executive officers and directors and director nominees, as a group (17 persons)	24,581,748	28.6%	31,267,781	19.8%

*	Less than 1%
(1)

Pursuant to Rule 13d-3(d)(1) of the Exchange Act, amount includes vested restricted share units, and restricted share units vesting and stock options and share appreciation rights exercisable, within 60 days of July 14, 2023 (i.e., September 12, 2023).

(2)

The percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 14, 2023 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 83,505,571 or 148,100,809 which are the number of Class A voting shares and Class B non-voting shares outstanding as of July 14, 2023, respectively; plus (B) the number of common shares issuable upon the exercise of stock options and other derivative securities, if any, exercisable as of July 14, 2023 or within 60 days thereafter, held by such person (or group of affiliated persons) (i.e., September 12, 2023).

(3)	Includes 169,814 Class A voting shares and 2,460,271 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.

(4)	Includes 878,266 Class A voting shares and 2,268,116 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(5)	Includes 1,130,074 Class A voting shares and 3,798,319 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(6)	Includes 132,657 Class A voting shares and 1,021,964 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(7)	The information is based solely on a Form 4 filed with the SEC on April 5, 2023 by Mark H. Rachesky, M.D.
(8)	Mr. Tobey was appointed as Lionsgate’s Executive Vice President and General Counsel effective March 27, 2023.
(9)

Mr. Berg resigned as Lionsgate’s Executive Vice President and General Counsel effective December 20, 2022. Includes 30,438 Class B non-voting shares subject to options/SARs that are currently exercisable.

Equity Compensation Plan Information

Lionsgate currently maintains four equity compensation plans: the 2019 Plan, the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”), the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan”) and the Starz 2016 Omnibus Incentive Plan, each of which have each been approved by Lionsgate’s shareholders. The Starz 2016 Omnibus Incentive Plan (the “Assumed Plan”) was assumed by Lionsgate in connection with Lionsgate’s acquisition of Starz in December 2016. No new awards may be granted under the 2017 Plan, the 2012 Plan or the Assumed Plan.

The following table sets forth, for each of Lionsgate’s equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding stock options and SARs, and the number of shares remaining available for future award grants as of March 31, 2023.

Plan category	Number of shares of existing common stock to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding stock options, warrants and rights	Number of shares of existing common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	40,363,656	(1)	$17.20	11,365,097	(2)
Equity compensation plans not approved by shareholders	—		$—	—
Total(3)	40,363,656		$17.20	11,365,097

(1)

Of these shares, 8,112,517 shares were subject to stock options and SARs then outstanding under the 2019 Plan, 6,689,023 shares were subject to stock options and SARs then outstanding under the 2017 Plan, 9,470,223 shares were subject to stock options and SARs then outstanding under the 2012 Plan. In addition, this number includes 16,080,562 shares that were subject to outstanding stock unit awards granted under the 2019 Plan, 1,599 shares that were subject to outstanding stock unit awards granted under the 2017 Plan, and 9,732 shares that were subject to outstanding stock unit awards granted under the 2012 Plan. These amounts include, for the 2019 Plan that have been approved by Lionsgate, but for which the performance goals had not yet been established as of March 31, 2023. Such awards are considered by Lionsgate to be outstanding but will not be treated as “granted” for accounting purposes until the relevant performance goals have been set; accordingly, they were not included in the awards reported as outstanding in the notes to the financial statements in Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2023, as the relevant performance goals had not been set at that time. This amount does not include shares subject to awards assumed by Lionsgate in connection with acquisitions of other companies as described in footnote 3 below.

Effective May 7, 2020, Lionsgate accepted for exchange outstanding stock options and SARs with respect to 5,319,468 shares of existing common stock (4,660,184 of which shares were subject to stock options and

SARs that were granted under the 2017 Plan or the 2012 Plan) and granted stock options and SARs with respect to 902,203 shares of existing common stock under the 2019 Plan in exchange for those stock options and SARs.

(2)

All of these shares were available for award grant purposes under the 2019 Plan. The shares available under the 2019 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2019 Plan including stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares.

(3)

In accordance with applicable SEC rules, the table does not include information with respect to equity awards that were assumed by Lionsgate in connection with the acquisitions of the companies that originally established those plans or agreements and under which Lionsgate may not make new award grants. As of March 31, 2023, 62,587 shares were issuable upon exercise of outstanding stock options granted under the Assumed Plan (excluding stock options granted by Lionsgate under the Starz 2016 Plan after the closing of Lionsgate’s acquisition of Starz in December 2016). The weighted average exercise price of these assumed outstanding stock options to acquire shares of existing common stock was $24.71 per share.

Director Compensation

Compensation Program

For fiscal 2023, Lionsgate’s non-employee directors were compensated as follows:

Type of Compensation	Amount
Annual Equity Retainer	$50,000
Annual Cash Retainer	$50,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$15,000
Annual Compensation Committee Chair Retainer	$10,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$10,000
Annual Strategic Advisory Committee Chair Retainer.	$10,000
Committee Meeting Retainer	$1,400 per meeting

The annual equity retainer consisted of an award of restricted share units with a grant date value of $50,000 granted on September 13, 2022, the date of Lionsgate’s 2022 Annual General and Special Meeting of Shareholders (with $25,000 of the value based on the closing price Class A voting shares and $25,000 of the value based on the closing price of Class B non-voting shares on the last trading day prior to the grant date, and the number of units rounded to the nearest whole unit). The restricted share units vest in annual installments over three years following the date of grant, and vested units were paid in an equivalent number of Class A voting shares and Class B non-voting shares, as applicable. For Mr. Fries, the award was instead granted by the Board as a fixed amount of cash vesting in annual installments over three years following the date of grant.

The annual cash retainer and other retainers set forth in the table above were paid, at the director’s election, in all cash, 50% in cash and 50% in the form of shares of common stock (with the 50% portion to be paid in shares to be paid 50% in Class A voting shares and 50% in Class B non-voting shares), or 100% in the form of shares of existing common stock (with 50% to be paid in Class A voting shares and 50% in Class B non-voting shares). The Board retained discretion to provide for retainers for one or more directors to be paid in a different mix of cash and shares of common stock (whether in Class A voting shares, Class B non-voting shares, or a combination thereof) as it determined appropriate. Retainers were paid in two installments, with the number of shares of common stock delivered in payment of any retainer determined by dividing the dollar amount of the retainer paid in the form of shares of common stock by the average closing price of common stock (either Class A voting shares or Class B non-voting shares, as applicable) for the previous five business days prior to payment, and are fully vested at the time of payment.

Pursuant to Lionsgate’s policies, non-employee directors were also reimbursed for reasonable expenses incurred in the performance of their duties.

In January 2023, the Compensation Committee engaged Pay Governance to review Lionsgate’s non-employee director compensation program. Pay Governance concluded that non-employee director compensation under the program, last updated in May 2012, measured as the lowest compensation level among Lionsgate’s peer group and was in the 4th percentile of Lionsgate’s revenue-comparable general industry samples. Consequently, in February 2023, the Board, upon the recommendation of the Compensation Committee, and based on a proposal from Pay Governance, approved an update to Lionsgate non-employee director’s compensation program.

Accordingly, effective April 1, 2023, Lionsgate’s non-employee directors will receive (i) an annual equity retainer of $150,000, (ii) an annual cash retainer of $100,000 and (iii) the other retainers set forth in the table below. Meeting fees have been eliminated from the program.

Type of Compensation	Amount
Annual Equity Retainer	$150,000
Annual Cash Retainer	$100,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$30,000
Annual Compensation Committee Chair Retainer.	$30,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$20,000
Annual Strategic Advisory Committee Chair Retainer	$20,000

The annual equity retainer consists of an award of restricted share units granted under Lionsgate’s equity incentive plan then in effect with a grant date value of $150,000 granted annually on the date of date of Lionsgate’s annual general meeting of shareholders (with $75,000 of the value based on the closing price Class A voting shares and $75,000 of the value based on the closing price of Class B non-voting shares on the date of grant, and the number of units rounded to the nearest whole unit). The restricted share units vest after one year following the date of grant (or, if earlier, the date of the annual general meeting of shareholders in the year after the year of grant) and will be paid in an equivalent number of Class A voting shares and Class B non-voting shares, as applicable. The Board retains discretion to provide for the award to instead be granted as a fixed amount of cash subject to the same vesting terms. The Board may also provide non-employee directors an election to defer payment of their vested awards in accordance with applicable tax law.

The annual cash retainer and other retainers set for in the table above will be paid, at the director’s election, in all cash, 50% in cash and 50% in the form of shares of common stock (with the 50% portion to be paid in shares to be paid 50% in Class A voting shares and 50% in Class B non-voting shares), or 100% in the form of shares of common stock (with 50% to be paid in Class A voting shares and 50% in Class B non-voting shares). The Board retains discretion to provide for retainers for one or more directors to be paid in a different mix of cash and shares of common stock (whether in Class A voting shares, Class B non-voting shares, or a combination thereof) as it determined appropriate. Retainers are paid in two installments, with the number of shares of common stock delivered in payment of any retainer determined by dividing the dollar amount of the retainer paid in the form of shares of common stock by the closing price of common stock (either Class A voting shares or Class B non-voting shares, as applicable) on the date of payment, and are fully vested at the time of payment.

Pursuant to Lionsgate’s policies, non-employee directors will also be reimbursed for reasonable expenses incurred in the performance of their duties.

The Board (or any committee of the Board within the authority delegated to it) has the right to amend this policy from time to time.

Director Onboarding and Education

When a new director joins the Board, management and existing Board members provide an orientation to allow new directors to become familiar with Lionsgate’s business and strategic plans, significant financial matters, core values, including ethics, compliance programs and corporate governance practices, and other key policies and practices. This orientation typically includes meetings between the new director and senior management to review Lionsgate’s strategy, business plan, and risk profile, as well as providing the new director with background material on Lionsgate.

Lionsgate encourages the participation of all Board members in continuing education programs, at the expense of Lionsgate, that are relevant to the business and affairs of Lionsgate and the fulfillment of the directors’ responsibilities as members of the Board and its committees.

Fiscal 2023 Director Compensation

The following table presents information regarding compensation earned or paid to each of Lionsgate’s non-employee directors for services rendered during fiscal 2023. Messrs. Feltheimer and Burns, who are employed by Lionsgate, do not receive any compensation for their services on the Board.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mignon Clyburn	$54,200	$50,001	$—	$—	$—	$—	$104,201
Gordon Crawford	$62,800	$50,001	$—	$—	$—	$—	$112,801
Emily Fine	$57,000	$50,001	$—	$—	$—	$—	$107,001
Michael T. Fries	$109,800	$—	$—	$—	$—	$—	$109,800
Susan McCaw	$65,400	$50,001	$—	$—	$—	$—	$115,401
Yvette Ostolaza	$64,200	$50,001	$—	$—	$—	$—	$114,201
Mark H. Rachesky, M.D.	$124,600	$50,001	$—	$—	$—	$—	$174,601
Daryl Simm	$69,800	$50,001	$—	$—	$—	$—	$119,801
Hardwick Simmons	$73,400	$50,001	$—	$—	$—	$—	$123,401
Harry E. Sloan	$65,400	$50,001	$—	$—	$—	$—	$115,401

(1)

The amounts reported in column (b) represent director annual retainer, chair fees, and meeting fees, for fiscal 2023, paid, at the director’s election, either 50% in cash and 50% in the form of existing common stock, 100% in the form of existing common stock, or 100% in cash, as described above. The value of the common shares is calculated using the average closing price of shares of common stock for the last five business days prior to payment. Retainers and fees are paid twice a year in April and October of each year. During fiscal 2023, Lionsgate’s Non-Employee Directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of shares: Ms. McCaw, 3,133 shares, Mr. Simm, 3,349 shares and Mr. Simmons, 3,454 shares. During fiscal 2023, Lionsgate’s Non-Employee Directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of shares: Ms. Clyburn, 5,350 shares, Mr. Crawford, 5,872 shares, Ms. Fine, 5,898 shares, Ms. Ostolaza, 6,329 shares and Dr. Rachesky, 10,030 shares. For fiscal 2023, the Board determined that Mr. Fries would receive 100% of his retainer and fees in the form of cash (so that the amount reported in this column for Mr. Fries includes cash received in lieu of any equity award).

(2)

Each Non-Employee Director then in office received a grant of 2,434 restricted share units with respect to Class A voting shares and 2,583 restricted share units with respect to Class B non-voting shares units on September 13, 2022 at Lionsgate’s 2022 Annual General and Special Meeting of Shareholders (other than

Mr. Fries, who receives cash in lieu of equity grants). The amounts reported in column (c) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Lionsgate’s financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see the discussion of stock awards contained in Note 13 to Lionsgate’s Audited Consolidated Financial Statements, included as part of Lionsgate’s 2023 Annual Report filed on Form 10-K filed with the SEC on May 25, 2023.
(3)

The following table presents the number of unvested stock awards held by each of Lionsgate’s Non-Employee Directors as of March 31, 2023. No Non-Employee Directors held any outstanding option awards as of that date.

	Number of Unvested Restricted Share Units as of March 31, 2023
Director	LGF.A	LGF.B
Mignon Clyburn	4,564	4,898
Gordon Crawford	4,564	4,898
Emily Fine	4,564	4,898
Michael T. Fries	—	—
Susan McCaw	4,564	4,898
Yvette Ostolaza	4,564	4,898
Mark H. Rachesky, M.D.	4,564	4,898
Daryl Simm	4,564	4,898
Hardwick Simmons	4,564	4,898
Harry E. Sloan	2,434	2,583

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Lionsgate recognizes that transactions it may conduct with any of its directors, director nominees or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than Lionsgate’s best interests and those of its shareholders. Lionsgate has established, and the Board has adopted, a written Related Person Transactions Policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which Lionsgate and any of the following have an interest: (i) any person who is or was an executive officer, director, or director nominee of Lionsgate at any time since the beginning of Lionsgate’s last fiscal year; (ii) a person who is or was an immediate family member (as defined in the policy) of an executive officer, director, or director nominee at any time since the beginning of Lionsgate’s last fiscal year; (iii) any person who, at the time of the occurrence or existence of the transaction, is greater than 5% beneficial owner of Lionsgate’s common shares; (iv) any person who, at the time of the occurrence or existence of the transaction, is an immediate family member (as defined in the policy) of the greater than 5% beneficial owner of Lionsgate’s common shares; or (v) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

The full text of the Related Person Transaction Policy is available on Lionsgate’s website at http://investors.lionsgate.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Certain Other Agreements

Letter Agreement. On July 9, 2009, Lionsgate entered into a letter agreement (as amended from time to time, the “MHR Letter Agreement”) with Mark H. Rachesky. M.D., pursuant to which Dr. Rachesky was nominated to the Board for the 2009 annual meeting of shareholders. The MHR Letter Agreement also provides, subject to certain terms and conditions, including that Dr. Rachesky and certain of his affiliates hold at least 8,192,246 common shares of Lionsgate, subject to equitable adjustment (which amount represented approximately 7% of Lionsgate’s common stock outstanding as of May 22, 2009), that in the event Lionsgate enters into an agreement with any other person, or invites or receives a proposal, in either case which relates to the matters addressed by the MHR Letter Agreement, and that has terms or conditions that are more favorable to such other person or more restrictive to Lionsgate than the terms or conditions set forth in the MHR Letter Agreement or the Registration Rights Agreement with MHR Fund Management (as described below), then Lionsgate will offer Dr. Rachesky and certain of his affiliates the opportunity to enter into an agreement on the same terms and conditions or, as the case may be, make a competing proposal which shall be considered by Lionsgate in good faith before deciding whether to execute any such other agreement.

Investor Rights Agreement. See “Directors, Executive Officer and Corporate Governance — Investor Rights Agreement” above.

Voting and Standstill Agreement. Also in connection with the Purchases, on November 10, 2015, Lionsgate entered into a voting and standstill agreement with Liberty Global, Liberty, Discovery Lightning, Discovery, Dr. John C. Malone, MHR Fund Management and certain affiliates of MHR Fund Management (as amended from time to time, the “Voting and Standstill Agreement”). Under the Voting and Standstill Agreement, Liberty and Discovery have agreed to vote, in any vote of Lionsgate’s shareholders on a merger, amalgamation, plan of arrangement, consolidation, business combination, third party tender offer, asset sale or other similar transaction involving Lionsgate or any of its subsidiaries (and any proposal relating to the issuance of capital, increase in the authorized capital or amendment to any constitutional documents in connection with any of the foregoing), all of the common shares beneficially owned by them (together with certain of their affiliates) in excess of 18.5% of Lionsgate’s outstanding voting power in the aggregate in the same proportion as the votes cast by other shareholders.

In addition, each of Liberty, Discovery and MHR Fund Management (together with certain of their affiliates) has agreed that as long as any of them have the right to nominate at least one representative to the Board, each of them will vote all of Lionsgate’s common shares owned by them (together with certain of their affiliates) in favor of each of the other’s respective director nominees, subject to certain exceptions set forth in the Voting and Standstill Agreement.

Under the Voting and Standstill Agreement, Liberty and Discovery (together with certain of their affiliates) have also agreed that if they sell or transfer any of their common shares to a shareholder or group of shareholders that beneficially own 5% or more of Lionsgate’s common shares, or that would result in a person or group of persons beneficially owning 5% or more of Lionsgate’s common shares, any such transferee would have to agree to the Voting and Standstill Agreement, subject to certain exceptions set forth in the Voting and Standstill Agreement.

Registration Rights Agreements. On October 22, 2009, Lionsgate entered into a registration rights agreement with certain affiliates of MHR Fund Management, which was later amended on February 3, 2016. In addition, on November 10, 2015, Lionsgate entered into separate registration rights agreements with each of Liberty and Discovery (together with certain of their affiliates). The three registration rights agreements described in the foregoing are referred to herein as the “Registration Rights Agreements.”

Each Registration Rights Agreement provides that the applicable investor is entitled to two demand registration rights to request that Lionsgate register all or a portion of their common shares. In addition, in the event that Lionsgate proposes to register any of Lionsgate’s equity securities or securities convertible into or exchangeable for Lionsgate’s equity securities, either for its own account or for the account of other security holders, the applicable investor will be entitled to certain “piggyback” registration rights allowing them to include their shares in such registration, subject to customary limitations. As a result, whenever Lionsgate proposes to file a registration statement under the Securities Act, other than with respect to a registration statement on Forms S-4 or S-8 or certain other exceptions, the applicable investor will be entitled to notice of the registration and have the right, subject to certain limitations, to include their shares in the registration.

The registration rights described above of Liberty and Discovery will terminate on the first anniversary of the date that the applicable investor (together with certain of its affiliates) both (i) beneficially owns less than 2,971,601 common shares, subject to equitable adjustment (which amount represented approximately 2% of Lionsgate’s common stock outstanding as of November 2, 2015), and (ii) ceases to have a designated representative on the Board. The registration rights described above of the applicable affiliates of MHR Fund Management will terminate on the first anniversary of the date that they both (i) beneficially owns less than 11,703,209 common shares, subject to equitable adjustment (which amount represented approximately 10% of Lionsgate’s common stock outstanding as disclosed in Lionsgate’s Form 10-K for the fiscal year ended March 31, 2009), and (ii) ceases to have a designated representative on the Board.

The foregoing descriptions of the MHR Letter Agreement, the Investor Rights Agreement, the Voting and Standstill Agreement and the Registration Rights Agreements is not meant to be complete and is qualified by reference to the full text of each of the MHR Letter Agreement, the Investor Rights Agreement, the Voting and Standstill Agreement and the Registration Rights Agreements, respectively, which are filed as exhibits to the Original Filing.

Transactions with Equity Method Investees

In the ordinary course of business, Lionsgate is involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of Lionsgate’s films and television programs and the lease of a studio facility owned by an equity-method investee, for which the impact on Lionsgate’s consolidated balance sheets and consolidated statements of operations is as shown in the tables below. For additional information about related party transactions, see the Original Filing.

March 31, 2023
(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$14.8
Investment in films and television programs(1)	7.9
Other assets, noncurrent(1)	45.8

Total due from related	$68.5

Accounts payable(2)	$16.8
Other accrued liabilities(1)	6.7
Participations and residuals, current	7.5
Participations and residuals, noncurrent	2.0
Other liabilities(1)	41.4

Total due to related parties	$74.4

Year Ended March 31, 2023
(Amounts in millions)
Consolidated Statements of Operations
Revenues	$6.1
Direct operating expense	$8.3
Distribution and marketing expense	$0.4
Interest and other income	$1.7

(1)

During the year ended March 31, 2022, Lionsgate entered into certain operating leases related to a studio facility owned by an equity-method investee. Amounts related to these leases are included in investment in films and television programs, other assets - noncurrent, other accrued liabilities and other liabilities in the consolidated balance sheet at March 31, 2023.

(2)	Amounts primarily represent production related advances due to certain of its equity method investees.

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

In addition, as of March 31, 2023, Lionsgate has entered into certain leases that have not yet commenced primarily related to studio facilities owned by an equity-method investee, for which construction has not yet been completed.

Director Independence

It is the policy of the Board that, as required by the requirements of the New York Stock Exchange listing standards, a majority of directors be “independent” of Lionsgate and its management. For a director to be deemed

“independent,” the Board will affirmatively determine that the director has no material relationship with Lionsgate or its affiliates or any member of the senior management of Lionsgate or his/her affiliates.

Pursuant to Lionsgate’s Corporate Governance Guidelines, the Board undertook its annual review of director independence in June 2023. During the annual review, the Board considered transactions and relationships between each director or any member of his/her immediate family and Lionsgate and its subsidiaries and affiliates, including those reported under the heading “Certain Relationships and Related Party Transactions” above. The Board also examined transactions and relationships with Lionsgate between directors or their affiliates and members of Lionsgate’s senior management or their affiliates. As provided in Lionsgate’s Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating and Corporate Governance Committee, with assistance from counsel, regularly reviews Lionsgate’s Corporate Governance Guidelines to ensure their compliance with Canadian law, SEC and New York Stock Exchange regulations. The full text of Lionsgate’s Corporate Governance Guidelines is available on its website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

As a result of this review, the Board affirmatively determined that 11 of its directors, including each of Messrs. Crawford, Fries, Harkey, Rachesky, Simm, Simmons, Sloan and Mmes. Clyburn, Fine, McCaw and Ostolaza, are “independent” under Lionsgate’s Standards for Director Independence, which is available on its website at http://investors.lionsgate.com/governance/governance-documents, Canadian standards, SEC rules and regulations (for Audit & Risk Committee members) and the New York Stock Exchange listing standards (including the enhanced independence requirements for compensation committee members).

A number of Lionsgate’s independent board members are currently serving or have served as directors or as members of senior management of other public companies. All of the committees of the Board are comprised solely of independent directors, each with a different independent director serving as chair of the committee. Lionsgate believes that the number of independent experienced directors that make up the Board, along with the independent oversight of the Board by the non-executive Chair, benefits Lionsgate and its shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountants’ Fees

During fiscal 2022 and fiscal 2023, Lionsgate retained its independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for each of the last two fiscal years for such services:

	Year Ended March 31,
	2023	2022
Audit Fees	$8,470,290	$5,273,070
Audit-Related Fees	$192,500	$467,840
Tax Compliance Fees	$1,729,835	$1,446,798
Tax Planning and Advisory Fees	$2,227,582	$904,356

Audit Fees includes fees associated with the annual audit of Lionsgate’s financial statements, the audit of the effectiveness of internal control over financial reporting, reviews of Lionsgate’s Quarterly Reports on Form 10-Q, statutory audits, and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters). For the year ended March 31, 2023, Audit Fees also includes fees associated with carve-out audits of the Studio Business and the Starz Business in connection with Lionsgate’s proposed separation of such businesses. Audit-Related Fees includes fees associated with accounting consultations, due diligence services related to acquisitions, and attestation services not required by statute or regulation. Tax Fees consist of $1,729,835 and $1,446,798 for professional services related to tax compliance, including foreign tax return preparation and transfer pricing studies and consultations, for the years ended March 31, 2023 and 2022, respectively, as well as $2,227,582 and $904,356 for professional services related to tax planning and tax advisory services for the years ended March 31, 2023 and 2022, respectively.

Pursuant to the Audit & Risk Committee’s policy to pre-approve all permitted audit and non-audit services, the Audit & Risk Committee pre-approved all professional services provided by Ernst & Young LLP during fiscal 2023 and fiscal 2022 and determined that the provision of non-audit services in fiscal 2023 and fiscal 2022 was compatible with maintaining Ernst & Young LLP’s independence.

The Audit & Risk Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the full Audit & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2)	Exhibits

The documents set forth below are filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Location
10.12.5	Amendment No. 5, dated as of June 14, 2023, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed herewith

31.3	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Use of Non-GAAP Financial Measures	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2023.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer

Date: July 20, 2023