Form 10-Q
period 2023-09-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2023-11-09
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 6, 2023
Class A Voting Common Shares, no par value per share	83,530,119 shares
Class B Non-Voting Common Shares, no par value per share	151,481,656 shares

FORWARD-LOOKING STATEMENTS
This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate, including statements regarding our restructuring plan and expected charges and timing.
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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy including the plan to potentially spin-off our studio business; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$223.6	$272.1
Accounts receivable, net	457.1	582.1
Other current assets	305.8	264.2
Total current assets	986.5	1,118.4
Investment in films and television programs and program rights, net	2,597.2	2,947.9
Property and equipment, net	88.1	89.5
Investments	65.6	64.7
Intangible assets, net	1,060.9	1,300.1
Goodwill	795.6	1,289.5
Other assets	585.5	616.1
Total assets	$6,179.4	$7,426.2
LIABILITIES
Accounts payable	$330.7	$368.1
Content related payables	188.3	184.1
Other accrued liabilities	219.7	273.4
Participations and residuals	555.2	549.3
Film related obligations	1,259.5	1,007.2
Debt - short term portion	47.0	41.4
Deferred revenue	221.4	147.2
Total current liabilities	2,821.8	2,570.7
Debt	1,875.2	1,978.2
Participations and residuals	362.2	329.6
Film related obligations	542.3	1,016.4
Other liabilities	296.6	317.9
Deferred revenue	67.0	52.0
Deferred tax liabilities	23.0	31.8
Total liabilities	5,988.1	6,296.6
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	410.1	343.6

EQUITY (DEFICIT)
Class A voting common shares, no par value, 500.0 shares authorized, 83.5 shares issued (March 31, 2023 - 83.5 shares issued)	673.0	672.3
Class B non-voting common shares, no par value, 500.0 shares authorized, 151.4 shares issued (March 31, 2023 - 145.9 shares issued)	2,437.0	2,430.9
Accumulated deficit	(3,467.5)	(2,439.6)
Accumulated other comprehensive income	136.4	120.9
Total Lions Gate Entertainment Corp. shareholders' equity (deficit)	(221.1)	784.5
Noncontrolling interests	2.3	1.5
Total equity (deficit)	(218.8)	786.0
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$6,179.4	$7,426.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions, except per share amounts)
Revenues	$1,015.5	$875.2	$1,924.1	$1,769.1
Expenses
Direct operating	557.1	563.5	1,038.3	1,160.0
Distribution and marketing	221.7	184.6	466.1	396.2
General and administration	123.6	121.3	247.1	224.9
Depreciation and amortization	44.6	45.2	89.0	87.6
Restructuring and other	222.1	233.2	254.0	241.3
Goodwill and intangible asset impairment	663.9	1,475.0	663.9	1,475.0
Total expenses	1,833.0	2,622.8	2,758.4	3,585.0
Operating loss	(817.5)	(1,747.6)	(834.3)	(1,815.9)
Interest expense	(63.8)	(57.3)	(125.8)	(103.4)
Interest and other income	2.7	1.8	4.7	3.1
Other expense	(11.5)	(5.4)	(17.2)	(10.4)
Gain on extinguishment of debt	—	3.4	21.2	2.1
Loss on investments, net	(1.6)	(3.1)	(1.7)	(1.3)
Equity interests income (loss)	1.8	(0.1)	1.5	0.8
Loss before income taxes	(889.9)	(1,808.3)	(951.6)	(1,925.0)
Income tax benefit (provision)	2.0	(5.0)	(7.8)	(11.0)
Net loss	(887.9)	(1,813.3)	(959.4)	(1,936.0)
Less: Net loss attributable to noncontrolling interests	1.7	2.2	2.5	5.9
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(886.2)	$(1,811.1)	$(956.9)	$(1,930.1)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(3.79)	$(7.95)	$(4.12)	$(8.51)
Diluted net loss per common share	$(3.79)	$(7.95)	$(4.12)	$(8.51)

Weighted average number of common shares outstanding:
Basic	234.0	227.9	232.1	226.8
Diluted	234.0	227.9	232.1	226.8
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Net loss	$(887.9)	$(1,813.3)	$(959.4)	$(1,936.0)
Foreign currency translation adjustments, net of tax	(2.2)	(4.1)	(1.4)	(7.1)
Net unrealized gain on cash flow hedges, net of tax	—	51.2	16.9	100.1
Comprehensive loss	(890.1)	(1,766.2)	(943.9)	(1,843.0)
Less: Comprehensive loss attributable to noncontrolling interests	1.7	2.2	2.5	5.9
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(888.4)	$(1,764.0)	$(941.4)	$(1,837.1)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at June 30, 2023	83.5	$672.9	148.0	$2,431.2	$(2,516.3)	$138.6	$726.4	$1.8	$728.2
Exercise of stock options	—	—	—	0.3	—	—	0.3	—	0.3
Share-based compensation, net of share cancellations for taxes	—	0.1	3.4	5.5	—	—	5.6	—	5.6
Net loss	—	—	—	—	(886.2)	—	(886.2)	0.5	(885.7)
Other comprehensive loss	—	—	—	—	—	(2.2)	(2.2)	—	(2.2)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(65.0)	—	(65.0)	—	(65.0)
Balance at September 30, 2023	83.5	$673.0	151.4	$2,437.0	$(3,467.5)	$136.4	$(221.1)	$2.3	$(218.8)

Balance at June 30, 2022	83.3	$669.4	142.5	$2,363.2	$(504.7)	$75.2	$2,603.1	$1.6	$2,604.7
Share-based compensation, net of share cancellations for taxes	0.1	0.9	2.7	10.3	—	—	11.2	—	11.2
Issuance of common shares	—	0.1	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(1,811.1)	—	(1,811.1)	—	(1,811.1)
Other comprehensive income	—	—	—	—	—	47.1	47.1	—	47.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(4.6)	—	(4.6)	—	(4.6)
Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Six Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Exercise of stock options	—	—	—	0.3	—	—	0.3	—	0.3
Share-based compensation, net of share cancellations for taxes	—	0.4	5.5	5.5	—	—	5.9	—	5.9
Issuance of common shares	—	0.3	—	0.3	—	—	0.6	—	0.6
Net loss	—	—	—	—	(956.9)	—	(956.9)	0.8	(956.1)
Other comprehensive income	—	—	—	—	—	15.5	15.5	—	15.5
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(71.0)	—	(71.0)	—	(71.0)
Balance at September 30, 2023	83.5	$673.0	151.4	$2,437.0	$(3,467.5)	$136.4	$(221.1)	$2.3	$(218.8)

Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.3	3.5	—	—	3.5	—	3.5
Share-based compensation, net of share cancellations for taxes	0.1	2.0	2.9	16.1	—	—	18.1	—	18.1
Issuance of common shares	—	0.2	—	0.1	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	—	(1,930.1)	—	(1,930.1)	0.2	(1,929.9)
Other comprehensive income	—	—	—	—	—	93.0	93.0	—	93.0
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Operating Activities:
Net loss	$(959.4)	$(1,936.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89.0	87.6
Amortization of films and television programs and program rights	767.5	899.3
Amortization of debt financing costs and other non-cash interest	14.6	13.9
Non-cash share-based compensation	43.5	35.0
Other amortization	23.8	41.2
Goodwill and intangible asset impairment	663.9	1,475.0
Content and other impairments	239.5	218.9
Gain on extinguishment of debt	(21.2)	(2.1)
Equity interests income	(1.5)	(0.8)
Loss on investments, net	1.7	1.3
Deferred income taxes	(8.8)	(0.3)
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	—	188.7
Accounts receivable, net	132.2	9.8
Investment in films and television programs and program rights, net	(666.5)	(1,087.2)
Other assets	(18.6)	(49.3)
Accounts payable and accrued liabilities	(92.1)	(10.0)
Participations and residuals	36.9	(5.0)
Content related payables	(3.5)	12.1
Deferred revenue	89.3	(31.5)
Net Cash Flows Provided By (Used In) Operating Activities	330.3	(139.4)
Investing Activities:
Proceeds from the sale of other investments	0.2	3.0
Investment in equity method investees and other	(11.3)	(17.5)
Increase in loans receivable	(2.1)	—
Capital expenditures	(18.3)	(21.5)
Net Cash Flows Used In Investing Activities	(31.5)	(36.0)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,084.5	991.0
Debt - repurchases and repayments	(1,165.5)	(1,211.0)
Film related obligations - borrowings	943.6	1,137.9
Film related obligations - repayments	(1,172.9)	(372.2)
Settlement of financing component of interest rate swaps	—	(134.5)
Purchase of noncontrolling interest	(0.6)	—
Distributions to noncontrolling interest	(0.6)	(2.5)
Exercise of stock options	0.3	3.4
Tax withholding required on equity awards	(30.7)	(16.2)
Net Cash Flows Provided By (Used In) Financing Activities	(341.9)	395.9
Net Change In Cash, Cash Equivalents and Restricted Cash	(43.1)	220.5
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(0.7)	(5.7)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	313.0	384.6
Cash, Cash Equivalents and Restricted Cash - End Of Period	$269.2	$599.4

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The balance sheet at March 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as amended.
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

2. Acquisitions

On August 3, 2023, the Company and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to which (following a contemplated pre-closing reorganization), the Buyers will acquire from Hasbro, upon the closing of the transactions contemplated under the Purchase Agreement (the “Purchase”), all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business for an aggregate cash purchase price of $375.0 million, subject to certain purchase price adjustments, including for cash, debt, transaction expenses and working capital, and the assumption by the Buyers of certain production financing indebtedness.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Purchase Agreement contains customary representations and warranties by each party with respect to itself, as well as various customary covenants and indemnification provisions and other agreements, including, among others, to run the business in the ordinary course during the period between the execution of the Purchase Agreement and closing of the Purchase (the “Closing”). The Closing is contingent on the delivery by Hasbro to the Company of certain financial statements with respect to the eOne business and other customary closing conditions. The Purchase Agreement contains customary termination rights permitting each party to terminate the Purchase Agreement under certain specified circumstances, including if the Closing has not occurred on or before January 31, 2024.

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$622.3	$611.7
Completed and not released	413.0	278.7
In progress	254.6	457.0
In development	63.3	64.1
	1,353.2	1,411.5
Film Group Monetization
Released, net of accumulated amortization	531.6	657.8
Completed and not released	302.3	281.7
In progress	179.5	303.0
In development	8.7	8.2
	1,022.1	1,250.7
Licensed program rights, net of accumulated amortization	221.9	285.7
Investment in films and television programs and licensed program rights, net	$2,597.2	$2,947.9

At September 30, 2023, acquired film and television libraries have remaining unamortized costs of $125.5 million, which are monetized individually and are being amortized using the individual-film-forecast method over a remaining period of approximately 17.7 years (March 31, 2023 - unamortized costs of $132.8 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Amortization expense:
Individual monetization	$223.3	$235.4	$404.4	$503.2
Film group monetization	98.7	92.4	209.9	144.9
Licensed program rights	85.6	99.6	153.2	251.2
	$407.6	$427.4	$767.5	$899.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our unaudited condensed consolidated statement of operations they are recorded in for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense:
Motion Picture	$26.8	$—	$27.0	$0.5
Television Production	5.4	3.5	5.4	4.7
Impairments not included in segment operating results(1):
Included in restructuring and other	211.6	213.0	239.5	213.0
	$243.8	$216.5	$271.9	$218.2
________________
(1)Represents charges related to the Media Networks restructuring plan initiatives, including content impairment of programming removed from its platforms and in certain international territories exited or to be exited. See Note 14 for further information.

4. Investments
The Company's investments consisted of the following:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Investments in equity method investees	$65.6	$63.1
Other investments	—	1.6
	$65.6	$64.7

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
Summarized Financial Information. Summarized financial information for the Company's equity method investees on an aggregate basis is set forth below:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Current assets	$211.2	$189.0
Non-current assets	$152.7	$203.0
Current liabilities	$251.7	$215.5
Non-current liabilities	$61.6	$65.0

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Revenues	$78.3	$37.5	$124.1	$78.1
Gross profit	$27.0	$6.0	$33.6	$21.0
Net loss	$(2.8)	$(10.2)	$(8.7)	$(12.6)

5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2023(1)	$393.7	$401.9	$493.9	$1,289.5
Impairment	—	—	(493.9)	(493.9)
Balance as of September 30, 2023(1)	$393.7	$401.9	$—	$795.6
________________
(1)As of March 31, 2023 and September 30, 2023, accumulated goodwill impairment losses totaled $1.475 billion and $1.969 billion, respectively, related to the Media Networks reporting unit, as further described below.

Fiscal 2024. During the quarter ended September 30, 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 14, along with recent market valuation multiples, the Company updated its quantitative impairment assessment for its Media Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. The Media Networks reporting unit goodwill was established in connection with the acquisition of Starz as of December 8, 2016.

Based on its quantitative impairment assessment, the Company determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million, representing all of the remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations.

During the quarter ended September 30, 2023, we performed a qualitative goodwill impairment assessment for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022 and our qualitative assessment performed for fiscal 2023, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.

Fiscal 2023. In fiscal 2023, during the second quarter ended September 30, 2022, due to adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company's growth in subscribers worldwide, the Company began implementing a plan to restructure its LIONSGATE+ business, and the Company revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures.

Accordingly, for the second quarter ended September 30, 2022, the Company updated its quantitative impairment assessment for all of its reporting units, using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company's reporting units, and determined that the fair value of its reporting units exceeded the carrying values for all of its reporting units, except the Media Networks reporting unit which had been previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the three months ended September 30, 2022, related to the Company's Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations. Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continued to be considered "at risk" of impairment.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets have consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit.
During the three months ended September 30, 2023, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million related to the Company's Starz business, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations.
After the Company performed its quantitative impairment assessment, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning in the third quarter ending December 31, 2023, the trade names will be accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This is expected to result in an increase in amortization expense of approximately $4.0 million for the year ending March 31, 2024.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Lived Intangible Assets
Our finite-lived intangible assets primarily relate to customer relationships representing Starz affiliation agreements with distributors, related to the Media Networks reporting unit.
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. During the quarter ended September 30, 2023, for the Company's finite-lived customer relationship intangible assets related to our Media Networks reporting unit, which represent $956.8 million as of September 30, 2023, the Company performed a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.

6. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Term Loan A	414.9	428.2
Term Loan B	825.4	831.7
5.500% Senior Notes	715.0	800.0
Total corporate debt	1,955.3	2,059.9
Unamortized debt issuance costs	(33.1)	(40.3)
Total debt, net	1,922.2	2,019.6
Less current portion	(47.0)	(41.4)
Non-current portion of debt	$1,875.2	$1,978.2

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at September 30, 2023 there was $1.25 billion available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at September 30, 2023. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
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
•Revolving Credit Facility & Term Loan A: As amended on June 14, 2023, the Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero (prior to the amendment, bore interest at LIBOR plus 1.75% margin, with a LIBOR floor of zero). The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 7.18% as of September 30, 2023, before the impact of interest rate swaps, see Note 17 for interest rate swaps).
•Term Loan B: As amended on June 14, 2023, the term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (prior to the amendment, bore interest at LIBOR plus 2.25% margin with a LIBOR floor of zero) (effective interest rate of 7.68% as of September 30, 2023, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2023, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2023, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At September 30, 2023, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $959.4 million and accumulated deficit of $3,467.5 million were deemed free of restrictions from paying dividends at September 30, 2023.
Debt Transactions:

Senior Notes Repurchases. In the six months ended September 30, 2023, the Company repurchased $85.0 million principal amount of the 5.500% Senior Notes for $61.4 million, together with accrued and unpaid interest (none in the three months ended September 30, 2023).

In the three and six months ended September 30, 2022, the Company repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million, together with accrued and unpaid interest.

Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Extinguishment of Debt:
During the three and six months ended September 30, 2023 and 2022, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Senior Notes repurchases	$—	$3.4	$21.2	$3.4
Term Loan A prepayment	—	—	—	(1.3)
	$—	$3.4	$21.2	$2.1

7. Film Related Obligations

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Film related obligations:
Production Loans	$1,198.9	$1,349.9
Production Tax Credit Facility	234.3	231.8
Programming Notes	67.9	83.6
Backlog Facility and Other	186.6	226.0
IP Credit Facility	124.8	143.8
Total film related obligations	1,812.5	2,035.1
Unamortized debt issuance costs	(10.7)	(11.5)
Total film related obligations, net	1,801.8	2,023.6

Less current portion	(1,259.5)	(1,007.2)
Total non-current film related obligations	$542.3	$1,016.4

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 7.10% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,070.8 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $128.1 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in March 2022, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $235.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e.,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.93% at September 30, 2023). The Production Tax Credit Facility matures on January 27, 2025. As of September 30, 2023, there was $0.7 million available under the Production Tax Credit Facility.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses. The Company's programming notes have contractual repayment dates in October 2023 and November 2023, and incur SOFR-based interest at a weighted average rate of 8.05%.
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.81% at September 30, 2023). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.58% at September 30, 2023). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2023, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2023 - $175.0 million outstanding).
Other. The Company has other loans as described below, which are secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2023, an aggregate of $11.6 million remains outstanding under the loans as discussed in the following paragraphs.
In June 2022, the Company borrowed $118.6 million under a loan agreement (the "June 2022 Distribution Loan"), which was fully repaid in the second and third quarter of fiscal 2023.
In September 2022, the Company borrowed $43.4 million under a loan agreement which was to mature on March 28, 2026 (the "September 2022 Distribution Loan") and bore interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 1.50% per annum. The remaining balance of the September 2022 Distribution Loan was fully repaid during the quarter ended September 30, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2022, the Company borrowed $16.2 million under a loan agreement which matures on November 1, 2025 (the "December 2022 Distribution Loan"), and bears interest at a rate equal to Term SOFR plus 0.11%, plus an applicable margin amounting to 2.10% per annum (effective interest rate of 7.54% at September 30, 2023). The December 2022 Distribution Loan provides for total borrowings up to an aggregate of $18.7 million. As of September 30, 2023, $11.6 million remains outstanding under the December 2022 Distribution Loan.
In June 2023, the Company borrowed an aggregate of $158.1 million under a loan agreement (the "June 2023 Distribution Loan"), of which $110.0 million was to mature on June 30, 2026 and bore interest at a rate equal to Term SOFR plus 1.50% per annum and $48.1 million was to mature on August 6, 2025 and bore interest at a rate equal to Term SOFR plus 1.40% per annum. The June 2023 Distribution Loan was fully repaid during the quarter ended September 30, 2023.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2023 and March 31, 2023:

	September 30, 2023			March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 17)	$—	$0.1	$0.1	$—	$2.9	$2.9
Interest rate swaps (see Note 17)	—	57.4	57.4	—	41.1	41.1

Liabilities:
Forward exchange contracts (see Note 17)	—	(0.5)	(0.5)	—	(0.1)	(0.1)

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at September 30, 2023 and March 31, 2023:

	September 30, 2023		March 31, 2023
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$411.5	$412.8	$424.2	$415.4
Term Loan B	822.0	824.4	827.2	817.1
5.500% Senior Notes	695.1	475.5	776.0	510.0
Production Loans	1,193.8	1,198.9	1,346.1	1,349.9
Production Tax Credit Facility	232.7	234.3	229.4	231.8
Programming Notes	67.9	67.9	83.6	83.6
Backlog Facility and Other	185.2	186.6	223.7	226.0
IP Credit Facility	122.2	124.8	140.8	143.8
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at September 30, 2023 and March 31, 2023.

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Beginning balance	$343.6	$321.2
Net loss attributable to redeemable noncontrolling interests	(3.3)	(6.1)
Noncontrolling interests discount accretion	—	10.0
Adjustments to redemption value	71.0	20.6
Cash distributions	(0.6)	(2.5)
Purchase of noncontrolling interest	(0.6)	—
Ending balance	$410.1	$343.2

Redeemable noncontrolling interests (included in temporary equity on the unaudited condensed consolidated balance sheets) primarily relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

3 Arts Entertainment. The Company has a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. Pursuant to an amendment dated September 14, 2023, the put rights associated with the 3 Arts Entertainment noncontrolling interest were extended, such that the noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable beginning November 15, 2023, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period. The put and call options have been determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

In addition, the noncontrolling interest holders have continued as employees of 3 Arts Entertainment. Pursuant to the various 3 Arts Entertainment acquisition and related agreements, a portion of the noncontrolling interest holders' participation in the put and call proceeds is based on the noncontrolling interest holders' performance during the period. Further, if the employment of a noncontrolling interest holder is terminated, under certain circumstances, their participation in distributions cease and the put and call value is discounted from the fair value of their equity ownership percentage. Accordingly, earned distributions are accounted for as compensation and are being expensed within general and administrative expense as incurred. Additionally, the amount of the put and call proceeds subject to the discount was also accounted for as compensation, and was amortized over the vesting period within general and administrative expense and reflected as an addition to redeemable noncontrolling interest over the vesting period which ended in November 2022.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2023 and 2022:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$28.2	$6.0	$94.1	$16.9
Home Entertainment
Digital Media	165.7	101.9	339.8	231.1
Packaged Media	16.1	13.9	42.0	36.0
Total Home Entertainment	181.8	115.8	381.8	267.1
Television	100.8	51.7	149.3	100.0
International	79.7	45.5	160.7	111.2
Other	5.4	5.0	16.6	7.6
Total Motion Picture revenues	395.9	224.0	802.5	502.8

Television Production
Television	221.8	294.2	371.9	595.6
International	73.6	74.4	105.6	153.7
Home Entertainment
Digital Media	84.2	42.6	96.0	73.9
Packaged Media	0.3	0.5	0.7	1.4
Total Home Entertainment	84.5	43.1	96.7	75.3
Other	14.0	19.2	38.2	38.6
Total Television Production revenues	393.9	430.9	612.4	863.2

Media Networks - Programming Revenues
Domestic	339.8	357.5	677.2	707.1
International	76.7	38.6	120.4	70.2
	416.5	396.1	797.6	777.3

Intersegment eliminations	(190.8)	(175.8)	(288.4)	(374.2)
Total revenues	$1,015.5	$875.2	$1,924.1	$1,769.1

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2023 are as follows:

	Rest of Year Ending March 31, 2024	Year Ending March 31,
		2025	2026	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$699.2	$588.5	$363.6	$108.3	$1,759.6
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $65.1 million and $172.0 million, respectively, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2023 from performance obligations satisfied prior to March 31, 2023. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at September 30, 2023 and March 31, 2023.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2023	(Benefit) provision for doubtful accounts	Uncollectible accounts written-off(1)	September 30, 2023
	(Amounts in millions)
Provision for doubtful accounts	$9.2	$0.1	$(3.4)	$5.9
_______________________
(1)Represents primarily accounts receivable previously reserved for bad debt from customers in Russia, related to      Russia's invasion of Ukraine.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 18 for contract assets at September 30, 2023 and March 31, 2023.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $23.5 million and $109.8 million, respectively, were recognized during the three and six months ended September 30, 2023 related to the balance of deferred revenue at March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and six months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(886.2)	$(1,811.1)	$(956.9)	$(1,930.1)
Denominator:
Weighted average common shares outstanding	234.0	227.9	232.1	226.8
Basic and diluted net loss per common share	$(3.79)	$(7.95)	$(4.12)	$(8.51)

As a result of the net loss in the three and six months ended September 30, 2023 and 2022, the dilutive effect of the share purchase options, RSUs and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and six months ended September 30, 2023 totaled 1.0 million and 3.3 million, respectively (three and six months ended September 30, 2022 - 2.4 million and 3.1 million, respectively).
Additionally, for the three and six months ended September 30, 2023 and 2022, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	20.4	23.7	18.7	21.7
Restricted share units	6.6	1.8	3.4	1.0
Other issuable shares	4.1	2.6	4.0	2.7
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	31.1	28.1	26.1	25.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at September 30, 2023 and March 31, 2023. The table below outlines common shares reserved for future issuance:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	20.8	24.8
Restricted share units and restricted stock — unvested	13.6	14.0
Common shares available for future issuance	8.2	11.4
Shares reserved for future issuance	42.6	50.2

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Compensation Expense:
Stock options	$0.5	$2.3	$1.4	$4.0
Restricted share units and other share-based compensation	25.0	23.2	39.3	28.9
Share appreciation rights	0.5	1.1	1.2	1.5
	26.0	26.6	41.9	34.4
Impact of accelerated vesting on equity awards(1)	1.1	—	1.6	0.6
Total share-based compensation expense	$27.1	$26.6	$43.5	$35.0
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.9	$0.6	$1.4	$0.8
Distribution and marketing	0.3	0.2	0.4	0.4
General and administration	24.8	25.8	40.1	33.2
Restructuring and other	1.1	—	1.6	0.6
	$27.1	$26.6	$43.5	$35.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the six months ended September 30, 2023:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price		Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2023	4.3	$26.35		20.5	$15.23	—	(1)	$10.95	14.0	$9.48
Granted	—	—		—	—	—		—	9.2	$8.19
Options exercised or restricted stock or RSUs vested	—	$7.70	(1)	(0.1)	$7.15	—	(1)	10.89	(9.1)	$9.33
Forfeited or expired	(1.8)	$30.79		(2.1)	$29.19	—		—	(0.5)	$8.77
Outstanding at September 30, 2023	2.5	$22.99		18.3	$13.82	—	(1)	$11.01	13.6	$8.73
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and six months ended September 30, 2023 and 2022, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax benefit (provision) for the three and six months ended September 30, 2023 and 2022 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, and the tax deductions generated by the Company's capital structure. The Company's income tax benefit (provision) for the three and six months ended September 30, 2023 and 2022 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax benefit (provision) for the three and six months ended September 30, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the three and six months ended September 30, 2023 and 2022, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$211.6	$218.8	$239.5	$218.8
Severance(2)
Cash	4.7	9.6	9.0	12.4
Accelerated vesting on equity awards (see Note 12)	1.1	—	1.6	0.6
Total severance costs	5.8	9.6	10.6	13.0
COVID-19 related charges included in restructuring and other	—	—	—	0.1
Transaction and other costs(3)	4.7	4.8	3.9	9.4
Total Restructuring and Other	222.1	233.2	254.0	241.3

Other unusual charges not included in restructuring and other or the Company's operating segments:
Content charges included in direct operating expense(4)	—	7.2	—	7.2
COVID-19 related charges (benefit) included in direct operating expense(5)	(0.6)	(6.1)	(0.4)	(7.1)
Total restructuring and other and other unusual charges not included in restructuring and other	$221.5	$234.3	$253.6	$241.4
_______________________
(1)Media Networks Restructuring: In fiscal 2023, the Company began a plan to restructure its LIONSGATE+ business, which initially included exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan), and identifying additional cost-saving initiatives. This plan included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

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

During the quarter ended September 30, 2023, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, in order to continue growing the profitability of STARZ and given the economic and industry challenges in the United Kingdom ("U.K."), the Company has made the strategic decision to shut down the LIONSGATE+ service in the U.K. market, resulting in additional content impairment charges.

As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the three and six months ended September 30, 2023 of $211.6 million and $239.5 million, respectively (three and six months ended September 30, 2022 - $213.0 million). The Company has incurred impairment charges from the inception of the plan through September 30, 2023 amounting to $618.9 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the current restructuring plan and ongoing strategic content review, the Company estimates it will incur additional charges ranging from approximately $80 million to $160 million related to certain contractual content commitments or programming content impairment charges, among other items, related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $130 million to $190 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.

As the Company continues to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Accordingly, the Company may incur additional content impairment and other restructuring charges beyond the estimates above.

Other Impairments: Amounts in the three and six months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The impairment reflects a decline in market conditions since the inception of the lease impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease asset, and the carrying value.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives.
(3)Transaction and other costs in the three and six months ended September 30, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the six months ended September 30, 2023, transaction and other costs also includes a benefit of $3.8 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring.
(4)In the three and six months ended September 30, 2022, the amounts represent development costs written off as a result of changes in strategy across the Company's theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the unaudited condensed consolidated statement of operations.
(5)Amounts include incremental costs incurred due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $0.6 million in the three and six months ended September 30, 2023, respectively (three and six months ended September 30, 2022 - insurance recoveries of $6.9 million and $7.9 million, respectively). In the three and six months ended September 30, 2023 and 2022, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Severance liability
Beginning balance	$8.7	$1.5
Accruals	9.0	12.4
Severance payments	(9.7)	(3.8)
Ending balance(1)	$8.0	$10.1
_______________________
(1)As of September 30, 2023, the remaining severance liability of approximately $8.0 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$395.9	$224.0	$802.5	$502.8
Television Production	393.9	430.9	612.4	863.2
Total Studio Business	789.8	654.9	1,414.9	1,366.0
Media Networks	416.5	396.1	797.6	777.3
Intersegment eliminations	(190.8)	(175.8)	(288.4)	(374.2)
	$1,015.5	$875.2	$1,924.1	$1,769.1
Intersegment revenues
Studio Business:
Motion Picture	$60.5	$10.2	$77.1	$13.7
Television Production	130.3	165.6	211.3	360.5
Total Studio Business	190.8	175.8	288.4	374.2
Media Networks	—	—	—	—
	$190.8	$175.8	$288.4	$374.2
Gross contribution
Studio Business:
Motion Picture	$94.2	$78.7	$192.9	$151.8
Television Production	77.5	23.8	113.0	54.3
Total Studio Business	171.7	102.5	305.9	206.1
Media Networks	89.4	45.1	147.1	31.6
Intersegment eliminations	(23.8)	(17.9)	(31.9)	(22.8)
	$237.3	$129.7	$421.1	$214.9
Segment general and administration
Studio Business:
Motion Picture	$26.7	$23.2	$56.1	$45.7
Television Production	14.3	10.2	27.0	21.3
Total Studio Business	41.0	33.4	83.1	67.0
Media Networks	22.8	24.1	48.6	47.6
	$63.8	$57.5	$131.7	$114.6
Segment profit (loss)
Studio Business:
Motion Picture	$67.5	$55.5	$136.8	$106.1
Television Production	63.2	13.6	86.0	33.0
Total Studio Business	130.7	69.1	222.8	139.1
Media Networks	66.6	21.0	98.5	(16.0)
Intersegment eliminations	(23.8)	(17.9)	(31.9)	(22.8)
	$173.5	$72.2	$289.4	$100.3

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Company’s total segment profit	$173.5	$72.2	$289.4	$100.3
Corporate general and administrative expenses(1)	(32.8)	(24.8)	(63.1)	(47.9)
Adjusted depreciation and amortization(2)	(9.9)	(9.7)	(19.9)	(19.7)
Restructuring and other(3)	(222.1)	(233.2)	(254.0)	(241.3)
Goodwill and intangible asset impairment(4)	(663.9)	(1,475.0)	(663.9)	(1,475.0)
COVID-19 related benefit (charges) included in direct operating expense(5)	0.6	6.1	0.4	7.1
Content charges(6)	—	(7.2)	—	(7.2)
Adjusted share-based compensation expense(7)	(26.0)	(26.6)	(41.9)	(34.4)
Purchase accounting and related adjustments(8)	(36.9)	(49.4)	(81.3)	(97.8)
Operating loss	(817.5)	(1,747.6)	(834.3)	(1,815.9)
Interest expense	(63.8)	(57.3)	(125.8)	(103.4)
Interest and other income	2.7	1.8	4.7	3.1
Other expense	(11.5)	(5.4)	(17.2)	(10.4)
Gain on extinguishment of debt	—	3.4	21.2	2.1
Loss on investments, net	(1.6)	(3.1)	(1.7)	(1.3)
Equity interests income (loss)	1.8	(0.1)	1.5	0.8
Loss before income taxes	$(889.9)	$(1,808.3)	$(951.6)	$(1,925.0)
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Depreciation and amortization	$44.6	$45.2	$89.0	$87.6
Less: Amount included in purchase accounting and related adjustments	(34.7)	(35.5)	(69.1)	(67.9)
Adjusted depreciation and amortization	$9.9	$9.7	$19.9	$19.7
(3)Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable (see Note 14).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)Goodwill and intangible asset impairment reflects the goodwill impairment charges recorded in the quarters ended September 30, 2023 and September 30, 2022 related to the Media Networks reporting unit, and three months ended September 30, 2023 also includes the impairment of the indefinite-lived trade names related to the Media Networks reporting unit (see Note 5).
(5)Amounts represent the incremental costs included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During the three and six months ended September 30, 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 14). These benefits (charges) are excluded from segment operating results.
(6)Content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 14 for further information).
(7)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Total share-based compensation expense	$27.1	$26.6	$43.5	$35.0
Less:
Amount included in restructuring and other(i)	(1.1)	—	(1.6)	(0.6)
Adjusted share-based compensation	$26.0	$26.6	$41.9	$34.4
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$0.7	$—	$0.7
General and administrative expense(i)	2.2	13.2	12.2	29.2
Depreciation and amortization	34.7	35.5	69.1	67.9
	$36.9	$49.4	$81.3	$97.8

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$—	$1.9	$1.3	$3.8
Noncontrolling interest discount amortization	—	5.0	—	10.0
Noncontrolling equity interest in distributable earnings	2.2	6.3	10.9	15.4
	$2.2	$13.2	$12.2	$29.2

See Note 10 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2023 and 2022.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$63.8	$57.5	$131.7	$114.6
Corporate general and administrative expenses	32.8	24.8	63.1	47.9
Share-based compensation expense included in general and administrative expense	24.8	25.8	40.1	33.2
Purchase accounting and related adjustments	2.2	13.2	12.2	29.2
	$123.6	$121.3	$247.1	$224.9

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Assets
Motion Picture	$1,695.8	$1,759.4
Television Production	1,789.3	1,949.1
Media Networks	2,149.0	3,120.8
Other unallocated assets(1)	545.3	596.9
	$6,179.4	$7,426.2
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
As of September 30, 2023, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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
As of September 30, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 23 months from September 30, 2023):

September 30, 2023
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.1	GBP	in exchange for	$0.1	0.84	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.2	23.00	CZK
Euro	19.8	EUR	in exchange for	$20.8	0.92	EUR
Canadian Dollar	16.3	CAD	in exchange for	$12.2	1.34	CAD
Australian Dollar	0.1	AUD	in exchange for	$0.1	1.54	AUD
Hungarian Forint	0.7	HUF	in exchange for	$—	367.20	HUF
Mexican Peso	51.6	MXN	in exchange for	$2.5	20.38	MXN
South African Rand	35.1	ZAR	in exchange for	$1.8	19.07	ZAR

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

Designated Cash Flow Hedges. As of September 30, 2023 and March 31, 2023, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 6 and Note 7):

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(0.6)	$2.1	$(3.1)	$1.7
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.4)	$0.8	$0.1	$(0.1)
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$9.3	$44.6	$36.4	$81.3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$10.9	$(3.2)	$20.1	$(9.2)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1.8)	$(2.2)	$(3.8)	$(7.8)

Total direct operating expense on consolidated statements of operations	$557.1	$563.5	$1,038.3	$1,160.0
Total interest expense on consolidated statements of operations	$63.8	$57.3	$125.8	$103.4

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). The portion of the swaps, if any, reflecting the financing component (debt host) of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2023 and March 31, 2023, there were no swaps outstanding that were subject to a master netting arrangement.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2023 and March 31, 2023, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	September 30, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.1	$—	$0.5	$—
Interest rate swaps	—	57.4	—	—
Fair value of derivatives	$0.1	$57.4	$0.5	$—

	March 31, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.9	$—	$0.1	$—
Interest rate swaps	—	41.1	—	—
Fair value of derivatives	$2.9	41.1	$0.1	—
.
As of September 30, 2023, based on the current release schedule, the Company estimates approximately $0.5 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending September 30, 2024.
As of September 30, 2023, the Company estimates approximately $35.8 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2024.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at September 30, 2023 and March 31, 2023. At September 30, 2023 and March 31, 2023, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility, and Backlog Facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Cash and cash equivalents	$223.6	$272.1
Restricted cash included in other current assets	31.0	27.9
Restricted cash included in other non-current assets	14.6	13.0
Total cash, cash equivalents and restricted cash	$269.2	$313.0

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$53.1	$43.3
Restricted cash	31.0	27.9
Contract assets	35.5	63.5
Tax credits receivable	186.2	129.5
	$305.8	$264.2
Other non-current assets
Prepaid expenses and other	$12.5	$8.4
Restricted cash	14.6	13.0
Accounts receivable	30.2	37.8
Contract assets	7.9	5.1
Tax credits receivable	313.2	341.7
Operating lease right-of-use assets	149.7	169.0
Interest rate swap assets	57.4	41.1
	$585.5	$616.1

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2023 and 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$418.7	$333.5	$760.0	$670.8
Net cash proceeds received	408.3	328.3	744.9	662.0
Loss recorded related to transfers of receivables	10.4	5.2	15.1	8.8

At September 30, 2023, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $586.5 million (March 31, 2023 - $520.4 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2023, to transfer up to $100.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which matured on October 1, 2023. As customers paid their balances, the Company would transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which held additional receivables in the amount of $60.1 million as of September 30, 2023 that were pledged as collateral under this agreement. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$16.3	$37.9	$22.2	$98.7
Less amounts from collections reinvested under revolving agreement	(6.2)	(26.0)	(9.1)	(50.1)
Proceeds from new transfers	10.1	11.9	13.1	48.6
Collections not reinvested and remitted or to be remitted	(9.0)	(7.0)	(13.4)	(23.8)
Net cash proceeds received (paid or to be paid)(1)	$1.1	$4.9	$(0.3)	$24.8

Carrying value of receivables transferred and derecognized (2)	$16.3	$37.8	$22.1	$96.9
Obligations recorded	$1.0	$0.4	$2.1	$3.4
Loss recorded related to transfers of receivables	$1.0	$0.3	$2.0	$1.6
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

At September 30, 2023, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheet, but which the Company continues to service, related to the pooled monetization agreement was approximately $46.0 million (March 31, 2023 - $52.3 million). On October 2, 2023, the Company voluntarily repurchased $46.0 million of receivables previously transferred.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $102.4 million and $128.7 million at September 30, 2023 and March 31, 2023, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the six months ended September 30, 2023 and 2022, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2023	$(21.6)	$142.5	$120.9
Other comprehensive income (loss)	(1.4)	33.3	31.9
Reclassifications to net loss(1)	—	(16.4)	(16.4)
September 30, 2023	$(23.0)	$159.4	$136.4

March 31, 2022	$(19.7)	$49.0	$29.3
Other comprehensive income (loss)	(7.1)	83.0	75.9
Reclassifications to net loss(1)	—	17.1	17.1
September 30, 2022	$(26.8)	$149.1	$122.3
___________________
(1)Represents a gain of $0.1 million included in direct operating expense and a gain of $16.3 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2023 (six months ended September 30, 2022 - loss of $0.1 million included in direct operating expense and loss of $17.0 million included in interest expense) (see Note 17).

Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended September 30, 2023 and 2022 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing or investing activities for the six months ended September 30, 2023 and 2022.

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
Acquisition of eOne
On August 3, 2023, the Company and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to which (following a contemplated pre-closing reorganization), the Buyers will acquire from Hasbro, upon the closing of the transactions contemplated under the Purchase Agreement (the “Purchase”), all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business for an aggregate cash purchase price of $375.0 million, subject to certain purchase price adjustments, including for cash, debt, transaction expenses and working capital, and the assumption by the Buyers of certain production financing indebtedness.

The Purchase Agreement contains customary representations and warranties by each party with respect to itself, as well as various customary covenants and indemnification provisions and other agreements, including, among others, to run the business in the ordinary course during the period between the execution of the Purchase Agreement and closing of the Purchase (the “Closing”). The Closing is contingent on the delivery by Hasbro to the Company of certain financial statements with respect to the eOne business and other customary closing conditions. The Purchase Agreement contains customary termination rights permitting each party to terminate the Purchase Agreement under certain specified circumstances, including if the Closing has not occurred on or before January 31, 2024.
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
Media Networks Restructuring
In fiscal 2023, we began a plan to restructure our LIONSGATE+ business, which initially included exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan), and identifying additional cost-saving initiatives. This plan included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.
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
During the quarter ended September 30, 2023, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, in order to continue growing the profitability of STARZ and given the economic and industry challenges in the United Kingdom ("U.K."), the Company has made the strategic decision to shut down the LIONSGATE+ service in the U.K. market, resulting in additional content impairment charges.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in the three and six months ended September 30, 2023 of $211.6 million and $239.5 million, respectively, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three and six months ended September 30, 2022 - $213.0 million) (see Note 14 to our unaudited condensed consolidated financial statements). We have incurred impairment charges from the inception of the plan through September 30, 2023 amounting to $618.9 million.
Under the current restructuring plan and ongoing strategic content review, the Company estimates it will incur additional charges ranging from approximately $80 million to $160 million related to certain contractual content commitments or programming content impairment charges, among other items, related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $130 million to $190 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.
As the Company continues to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Accordingly, the Company may incur additional content impairment and other restructuring charges beyond the estimates above.
Industry Strikes
On May 1, 2023, the collective bargaining agreement between the Writers Guild of America (“WGA”) and the Alliance of Motion Picture and Television Producers (“AMPTP”) expired, and on May 2, 2023, the WGA commenced an industry-wide strike. Subsequently, on September 25, 2023, WGA members voted in favor ratifying a new three-year contract, commencing September 25, 2023 and ending May 1, 2026.
On July 12, 2023, the collective bargaining agreement between the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) and the AMPTP expired, and on July 14, 2023, the SAG-AFTRA commenced an industry-wide strike. Subsequently, on November 8, 2023, a tentative agreement was reached between SAG-AFTRA and the AMPTP to end the strike, subject to approval by SAG-AFTRA members.

We paused (and, if the tentative agreement is not approved by SAG-AFTRA members, may further pause) certain theatrical and television productions as a result of the strikes. Consequently, the timing of certain production payments will be delayed until productions can resume and may increase the variability in payments for investment in film and television programs and licensed program rights in future periods. In addition, the pausing and restarting of productions may result in incremental costs, delay the completion and release of some of our content (investment in films, television programs and licensed programs) and could cause an impairment of our investment in film, television programs or licensed program rights if the incremental costs are significant, or the Company is unable to efficiently complete the production of the film, television show or program or decides to abandon the production. The extent of these costs and delays will depend on whether the SAG-AFTRA strike is approved by members and the ability to reschedule production in a timely and efficient manner.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2023 and 2022.
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
As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we recorded content impairment charges related to the Media Networks segment in the three and six months ended September 30, 2023 of $211.6 million and $239.5 million, respectively, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three and six months ended September 30, 2022 - $213.0 million) (see Note 3 and Note 14 to our unaudited condensed consolidated financial statements). We have incurred impairment charges from the inception of the plan through September 30, 2023 amounting to $618.9 million.
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
Goodwill and Indefinite-Lived Intangibles. At September 30, 2023, the carrying value of goodwill and indefinite-lived intangible assets was $795.6 million and $80.0 million, respectively, net of impairment charges recorded and reflecting the reassessment of the estimated useful life of our indefinite-lived intangible assets, as further discussed below. Our indefinite-lived intangible assets have consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016 (see further discussion under Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment below). Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at September 30, 2023, were Motion Picture (goodwill of $394 million), Media Networks (no remaining goodwill balance subsequent to the impairment discussed below), and our Television (goodwill of $309 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2024. During the quarter ended September 30, 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 14 to our unaudited condensed consolidated financial statements, along with recent market valuation multiples, we updated our quantitative impairment assessment for the Media Networks reporting unit goodwill based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included a weighted average perpetual nominal growth rate of 1.5%, at a weighted average cost of capital (discount rate) of 10.5%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. The Media Networks reporting unit goodwill was established in connection with the acquisition of Starz as of December 8, 2016.

Based on our quantitative impairment assessment, we determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million, representing all of our remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations (see Note 5 to the unaudited condensed consolidated financial statements).

During the quarter ended September 30, 2023, we performed a qualitative goodwill impairment assessment for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022 and our qualitative assessment performed for fiscal 2023, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.

Fiscal 2023. In fiscal 2023, during the second quarter ended September 30, 2022, we updated our quantitative impairment assessment for all of our reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 13.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units exceeded the carrying values for all of our reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter of fiscal 2023, related to our Media Networks reporting unit goodwill. Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continued to be considered "at risk" of impairment.
Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and past and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions which we rely on, on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
Our indefinite-lived intangible assets have consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit.
During the three months ended September 30, 2023, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the tradenames as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the tradenames, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million related to the Company's Starz business, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations.
After the Company performed its quantitative impairment assessment, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning in the third quarter ending December 31, 2023, the trade names will be accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This is expected to result in an increase in amortization expense of approximately $4.0 million for the year ending March 31, 2024.
Finite-Lived Intangible Assets. At September 30, 2023, the carrying value of our finite-lived intangible assets was approximately $980.9 million. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $956.8 million. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 16 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenues bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.

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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. During the quarter ended September 30, 2023, for the Company's finite-lived customer relationship intangible assets related to our Media Networks reporting unit, which represent $956.8 million as of September 30, 2023, the Company performed a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
Determining whether an intangible asset is recoverable or impaired requires various estimates and assumptions, including whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining estimates of future cash flows for the assets involved and, when applicable, the assumptions applied in determining fair value, including discount rates, growth rates, market risk premiums and other assumptions about the economic environment. Should the revenues from our Traditional Affiliate relationships decline more than the assumed attrition rates used in our current estimates, either as a result of decreases in subscriber rates or changes of the terms of our renewals of our Traditional Affiliate contracts, we may have indicators of impairment which could result in an impairment of our customer relationships intangible assets, or we may need to further shorten the useful life or adopt a more accelerated method of amortization, both of which would increase the amount of amortization expense we record.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of March 31, 2023, we had a valuation allowance of $455.7 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$395.9	$224.0	$171.9	76.7%
Television Production	393.9	430.9	(37.0)	(8.6)%
Total Studio Business	789.8	654.9	134.9	20.6%
Media Networks	416.5	396.1	20.4	5.2%
Intersegment eliminations	(190.8)	(175.8)	(15.0)	8.5%
Total revenues	1,015.5	875.2	140.3	16.0%
Expenses:
Direct operating	557.1	563.5	(6.4)	(1.1)%
Distribution and marketing	221.7	184.6	37.1	20.1%
General and administration	123.6	121.3	2.3	1.9%
Depreciation and amortization	44.6	45.2	(0.6)	(1.3)%
Restructuring and other	222.1	233.2	(11.1)	(4.8)%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Total expenses	1,833.0	2,622.8	(789.8)	(30.1)%
Operating loss	(817.5)	(1,747.6)	930.1	(53.2)%
Interest expense	(63.8)	(57.3)	(6.5)	11.3%
Interest and other income	2.7	1.8	0.9	50.0%
Other expense	(11.5)	(5.4)	(6.1)	113.0%
Gain on extinguishment of debt	—	3.4	(3.4)	(100.0)%
Loss on investments, net	(1.6)	(3.1)	1.5	(48.4)%
Equity interests income (loss)	1.8	(0.1)	1.9	nm
Loss before income taxes	(889.9)	(1,808.3)	918.4	(50.8)%
Income tax benefit (provision)	2.0	(5.0)	7.0	(140.0)%
Net loss	(887.9)	(1,813.3)	925.4	(51.0)%
Less: Net loss attributable to noncontrolling interest	1.7	2.2	(0.5)	(22.7)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(886.2)	$(1,811.1)	$924.9	(51.1)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $140.3 million in the three months ended September 30, 2023 reflecting an increase of $134.9 million and $20.4 million from our Studio Business and Media Networks business, respectively, offset by increased intersegment eliminations of $15.0 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment as discussed below) to the Media Networks segment.
Motion Picture revenue increased $171.9 million in the current quarter due primarily to higher digital home entertainment revenue, television revenue, international revenue, and theatrical revenue. Motion Picture revenue included $60.5 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $50.3 million from the three months ended September 30, 2022.
Television Production revenue decreased $37.0 million due to decreased domestic television revenue from lower third-party revenue and lower intersegment revenues from the licensing of Starz original series, and decreased other revenue, partially offset by increased digital home entertainment revenue. Television Production revenue included $130.3 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $35.3 million from the three months ended September 30, 2022.
The increase in intersegment eliminations of $15.0 million is primarily associated with higher Motion Picture revenues of $50.3 million reflecting the licensing of certain recent theatrical releases to Starz, partially offset by lower Television Production revenues of $35.3 million, for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above.
Media Networks revenue increased $20.4 million reflecting increased revenue at LIONSGATE+ of $38.1 million, partially offset by a decrease of $17.7 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023		2022		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business:
Motion Picture	$202.7	51.2%	$97.5	43.5%	$105.2	107.9%
Television Production	307.9	78.2	397.4	92.2	(89.5)	(22.5)%
Total Studio Business	510.6	64.6	494.9	75.6	15.7	3.2%
Media Networks	212.8	51.1	225.2	56.9	(12.4)	(5.5)%
COVID-19 related charges (benefit)	(0.6)	nm	(6.1)	nm	5.5	(90.2)%
Other	0.9	nm	8.5	nm	(7.6)	(89.4)%
Intersegment eliminations	(166.6)	nm	(159.0)	nm	(7.6)	4.8%
	$557.1	54.9%	$563.5	64.4%	$(6.4)	(1.1)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended September 30, 2023 due to lower direct operating expenses for our Media Networks segment, other direct operating expenses (as discussed below), and increased intersegement eliminations, partially offset by increased direct operating expenses for our Studio Business. The decrease in Media Networks direct operating expense was driven by a decrease at LIONSGATE+ of $7.8 million due to lower foreign exchange losses and programming cost amortization, and a decrease at Starz Networks of $4.6 million. The increase in intersegment eliminations is due to increased Motion Picture revenue from licenses of recent theatrical releases to Starz Networks and LIONSGATE+, as discussed above. The increase at the Studio Business reflects higher direct operating expenses of the Motion Picture segment associated with higher Motion Picture revenues, partially offset by lower direct operating expenses of the Television Production segment due to lower revenues from Television Production. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). We incurred certain incremental costs associated with the COVID-19 global pandemic. In the three months ended September 30, 2023, direct operating expense included a benefit of $0.6 million, representing insurance recoveries on costs incurred (three months ended September 30, 2022 - benefit of $6.1 million, net of insurance recoveries of $6.9 million). Direct operating expenses related to the COVID-19 global pandemic have been declining and are expected to continue to decline if the severity of the COVID-19 global pandemic continues to lessen. We are in the process of seeking additional insurance recovery for some of the costs incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. In the three months ended September 30, 2023 and 2022, other direct operating expense includes share-based compensation. In addition, in the three months ended September 30, 2022, other direct operating expenses includes approximately $7.2 million in development costs written off in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. Other direct operating expense in the three months ended September 30, 2022 also includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$99.0	$47.8	$51.2	107.1%
Television Production	8.5	9.7	(1.2)	(12.4)%
Total Studio Business	107.5	57.5	50.0	87.0%
Media Networks	114.3	125.8	(11.5)	(9.1)%
Other	0.3	0.2	0.1	50.0%
Intersegment eliminations	(0.4)	1.1	(1.5)	(136.4)%
	$221.7	$184.6	$37.1	20.1%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$65.5	$23.0	$42.5	184.8%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses increased in the three months ended September 30, 2023, due to higher Studio Business distribution and marketing expense, partially offset by lower Media Networks distribution and marketing expense. The increase at the Studio Business primarily reflects greater Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. The decrease in Media Networks distribution and marketing expense was due to a decrease at LIONSGATE+ of $14.0 million due to a decrease in distribution and advertising expenses from the territories exited, or to be exited, partially offset by an increase at Starz Networks of $2.5 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,				Change
	2023	% of Revenues	2022	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business:
Motion Picture	$26.7		$23.2		$3.5	15.1%
Television Production	14.3		10.2		4.1	40.2%
Total Studio Business	41.0		33.4		7.6	22.8%
Media Networks	22.8		24.1		(1.3)	(5.4)%
Corporate	32.8		24.8		8.0	32.3%
Share-based compensation expense	24.8		25.8		(1.0)	(3.9)%
Purchase accounting and related adjustments	2.2		13.2		(11.0)	(83.3)%
Total general and administrative expenses	$123.6	12.2%	$121.3	13.9%	$2.3	1.9%

General and administrative expenses increased in the three months ended September 30, 2023, resulting from increased corporate, Television Production, and Motion Picture general and administrative expenses, partially offset by lower purchase accounting and related adjustments, and a slight decrease in Media Networks general and administrative expenses and share-based compensation expense. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $8.0 million, or 32.3%, primarily due to an increase in incentive based compensation.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$24.8	$25.8
Restructuring and other(1)	1.1	—
Direct operating expense	0.9	0.6
Distribution and marketing expense	0.3	0.2
Total share-based compensation expense	$27.1	$26.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $11.0 million, or 83.3%, primarily due to lower noncontrolling interest discount amortization of $5.0 million and lower expense of $4.1 million associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $44.6 million in the three months ended September 30, 2023 decreased $0.6 million from $45.2 million in the three months ended September 30, 2022.

Restructuring and Other. Restructuring and other decreased $11.1 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2023 and 2022 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$211.6	$218.8	$(7.2)	(3.3)%
Severance(2)
Cash	4.7	9.6	(4.9)	(51.0)%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	1.1	—	1.1	n/a
Total severance costs	5.8	9.6	(3.8)	(39.6)%
Transaction and other costs(3)	4.7	4.8	(0.1)	(2.1)%
	$222.1	$233.2	$(11.1)	(4.8)%
_______________________
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the three months ended September 30, 2023 of $211.6 million (three months ended September 30, 2022 - $213.0 million). See Note 14 to our unaudited condensed consolidated financial statements.

Other Impairments: Amounts in the three months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended September 30, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters.
Goodwill and Intangible Asset Impairment. Goodwill and intangible asset impairment of $663.9 million in the three months ended September 30, 2023 included goodwill impairment of $493.9 million and impairment of our indefinite-lived trade names of $170.0 million related to the Media Networks reporting unit, as compared to goodwill impairment of $1.475 billion for the three months ended September 30, 2022 related to the Media Networks reporting unit. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 5 to our unaudited condensed consolidated financial statements for further information.
Interest Expense. Interest expense of $63.8 million for the three months ended September 30, 2023 increased $6.5 million, from $57.3 million in the three months ended September 30, 2022. The following table sets forth the components of interest expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$8.3	$4.5
Term loans	23.5	14.1
Senior Notes	9.8	13.5
Other(1)	14.5	18.5
	56.1	50.6
Amortization of debt issuance costs and other non-cash interest(2)	7.7	6.7
Total interest expense	$63.8	$57.3
_______________________
(1)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other, see Note 7 to our unaudited condensed consolidated financial statements), and payments and receipts associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 17 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $2.7 million for the three months ended September 30, 2023 compared to interest and other income of $1.8 million for the three months ended September 30, 2022.
Other Expense. Other expense of $11.5 million for the three months ended September 30, 2023 compared to other expense of $5.4 million for the three months ended September 30, 2022, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $3.4 million in the three months ended September 30, 2022 represented a gain associated with the repurchase of $18.7 million principal amount of 5.500% Senior Notes at a discount. There was no comparable gain on extinguishment of debt in the three months ended September 30, 2023. See Note 6 to our unaudited condensed consolidated financial statements.
Loss on Investments, net. Loss on investments, net was $1.6 million for the three months ended September 30, 2023, as compared to $3.1 million for the three months ended September 30, 2022.
Equity Interests Income (Loss). Equity interests income of $1.8 million in the three months ended September 30, 2023 compared to equity interests loss of $0.1 million in the three months ended September 30, 2022.

Income Tax Benefit (Provision). We had an income tax benefit of $2.0 million in the three months ended September 30, 2023, compared to an income tax provision of $5.0 million in the three months ended September 30, 2022. Our income tax benefit (provision) differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax benefit (provision) for the three months ended September 30, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2023 was $886.2 million, or basic and diluted net loss per common share of $3.79 on 234.0 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2022 of $1,811.1 million, or basic and diluted net loss per common share of $7.95 on 227.9 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
The Company's primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Total segment profit represents the sum of segment profit for our individual segments, net of eliminations for intersegment transactions. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, charges resulting from Russia's invasion of Ukraine, and purchase accounting and related adjustments. Segment profit is a GAAP financial measure and is disclosed in Note 15 to our unaudited condensed consolidated financial statements.
We also present below our total segment profit for all of our segments and the sum of our Motion Picture and Television Production segment profit as our "Studio Business" segment profit. Total segment profit and Studio Business segment profit, when presented outside of the segment information and reconciliations included in Note 15 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
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
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the three months ended September 30, 2023 and 2022. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Operating loss	$(817.5)	$(1,747.6)	$930.1	(53.2)%
Corporate general and administrative expenses	32.8	24.8	8.0	32.3%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Adjusted depreciation and amortization	9.9	9.7	0.2	2.1%
Restructuring and other	222.1	233.2	(11.1)	(4.8)%
COVID-19 related charges (benefit)	(0.6)	(6.1)	5.5	(90.2)%
Content charges	—	7.2	(7.2)	(100.0)%
Adjusted share-based compensation expense	26.0	26.6	(0.6)	(2.3)%
Purchase accounting and related adjustments	36.9	49.4	(12.5)	(25.3)%
Total segment profit	$173.5	$72.2	$101.3	140.3%

See Note 15 to our unaudited condensed consolidated financial statements for further information on the reconciling line items above, and for reconciliations of depreciation and amortization and share-based compensation expense as presented on our unaudited condensed consolidated statements of operations to adjusted depreciation and amortization and adjusted share-based compensation expense, respectively, as presented in the line items above.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business and Media Networks segment.

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$395.9	$224.0	$171.9	76.7%
Television Production	393.9	430.9	(37.0)	(8.6)%
Total Studio Business	$789.8	$654.9	$134.9	20.6%
Media Networks	416.5	396.1	20.4	5.2%
Intersegment eliminations	(190.8)	(175.8)	(15.0)	8.5%
	$1,015.5	$875.2	$140.3	16.0%
Segment Profit
Studio Business
Motion Picture	$67.5	$55.5	$12.0	21.6%
Television Production	63.2	13.6	49.6	364.7%
Total Studio Business	$130.7	$69.1	$61.6	89.1%
Media Networks	66.6	21.0	45.6	217.1%
Intersegment eliminations	(23.8)	(17.9)	(5.9)	33.0%
	$173.5	$72.2	$101.3	140.3%
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$395.9	$224.0	$171.9	76.7%
Expenses:
Direct operating expense	202.7	97.5	105.2	107.9%
Distribution & marketing expense	99.0	47.8	51.2	107.1%
Gross contribution	94.2	78.7	15.5	19.7%
General and administrative expenses	26.7	23.2	3.5	15.1%
Segment profit	$67.5	$55.5	$12.0	21.6%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$65.5	$23.0	$42.5	184.8%

Direct operating expense as a percentage of revenue	51.2%	43.5%

Gross contribution as a percentage of revenue	23.8%	35.1%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$27.1	$1.1	$28.2	$4.2	$1.8	$6.0	$22.2
Home Entertainment
Digital Media	115.1	50.6	165.7	65.2	36.7	101.9	63.8
Packaged Media	11.7	4.4	16.1	5.4	8.5	13.9	2.2
Total Home Entertainment	126.8	55.0	181.8	70.6	45.2	115.8	66.0
Television	92.0	8.8	100.8	41.1	10.6	51.7	49.1
International	65.7	14.0	79.7	28.1	17.4	45.5	34.2
Other	2.5	2.9	5.4	3.1	1.9	5.0	0.4
	$314.1	$81.8	$395.9	$147.1	$76.9	$224.0	$171.9
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

Theatrical revenue increased $22.2 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to an increase of $22.9 million from Lionsgate Original Releases driven by a greater number of theatrical slate releases generating revenue in the quarter.

Home entertainment revenue increased $66.0 million, or 57.0%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to higher digital media revenue of $63.8 million. The increase in digital media revenue was due to an increase from Lionsgate Original Releases of $49.9 million due to revenues generated from John Wick: Chapter 4 and Jesus Revolution in the current quarter (fiscal 2023 theatrical slate titles), and a greater number of fiscal 2024 theatrical slate titles released on home entertainment digital media in the current quarter as compared to the prior year's quarter. The increase in digital media revenue was also due to an increase from Other Film of $13.9 million from our acquired library titles.
Television revenue increased $49.1 million, or 95.0%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to an increase from Lionsgate Original Releases of $50.9 million due to a greater number of television windows opening for our theatrical slate titles than in the prior year's quarter, and higher revenue recognized for those titles. In particular, the current quarter included revenue from John Wick: Chapter 4 and Plane (fiscal 2023 theatrical releases), as compared to revenue from Moonfall (fiscal 2022 theatrical release) in the prior year's quarter.
International revenue increased $34.2 million, or 75.2%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 due to an increase from Lionsgate Original Releases of $37.6 million driven by higher revenue generated from our fiscal 2024 and fiscal 2023 theatrical state titles in the current quarter as compared to the fiscal 2023 and fiscal 2022 theatrical slate titles in the prior year's quarter.

Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in the current quarter. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter, and higher investment in film write-downs. Investment in film write-downs included in Motion Picture segment direct operating expense increased to $26.8 million in the three months ended September 30, 2023, compared to insignificant amounts in the three months ended September 30, 2022.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended September 30, 2023 is due to higher theatrical P&A and Premium VOD expense due to higher expense associated with the theatrical slate releases in the current quarter (including expense for Saw X which was released on September 29, 2023), and to a lesser extent, higher expense for films to be released in subsequent quarters. In the three months ended September 30, 2023, approximately $15.2 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $9.6 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2023 increased as compared to the three months ended September 30, 2022, due to higher Motion Picture revenue, partially offset by higher direct operating expense and distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $3.5 million, or 15.1% primarily due to an increase in incentive based compensation partially offset by a decrease in professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$393.9	$430.9	$(37.0)	(8.6)%
Expenses:
Direct operating expense	307.9	397.4	(89.5)	(22.5)%
Distribution & marketing expense	8.5	9.7	(1.2)	(12.4)%
Gross contribution	77.5	23.8	53.7	225.6%
General and administrative expenses	14.3	10.2	4.1	40.2%
Segment profit	$63.2	$13.6	$49.6	364.7%

Direct operating expense as a percentage of revenue	78.2%	92.2%

Gross contribution as a percentage of revenue	19.7%	5.5%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$221.8	$294.2	$(72.4)	(24.6)%
International	73.6	74.4	(0.8)	(1.1)%
Home Entertainment
Digital	84.2	42.6	41.6	97.7%
Packaged Media	0.3	0.5	(0.2)	(40.0)%
Total Home Entertainment	84.5	43.1	41.4	96.1%
Other	14.0	19.2	(5.2)	(27.1)%
	$393.9	$430.9	$(37.0)	(8.6)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended September 30, 2023 due to lower third-party revenue from fewer television episodes delivered and in particular, lower revenue from reality television programs, and a decrease of $31.5 million from intersegment revenues from the licensing of Starz original series to Starz Networks (revenue in the prior year's quarter from Power Book II: Ghost Season 3, P-Valley Season 2 and BMF - Black Mafia Family Season 2, compared to revenue in the current quarter from Power Book II: Ghost Season 4, The Venery of Samantha Bird, and BMF - Black Mafia Family Season 3, among others).
International revenue in the three months ended September 30, 2023 decreased $0.8 million, or 1.1%, and reflected a decrease of $7.4 million from intersegment revenues from the licensing of Starz original series to LIONSGATE+, which was mostly offset by increased third-party revenue in the current quarter (The Continental and Acapulco Season 3 in the current quarter compared to Mythic Quest Season 3 and Acapulco Season 2 in the prior year's quarter).
Home entertainment revenue in the three months ended September 30, 2023 increased $41.4 million due to digital media revenue in the current quarter for The Continental, as compared to digital media revenue in the prior year's quarter for Ghosts Season 1 and Nashville Seasons 1 to 6.
Other revenue decreased $5.2 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and primarily reflects lower revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2023 decreased $89.5 million, or 22.5% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the current quarter included significant revenue from The Continental which has a lower amortization rate as compared to the prior year's quarter, which included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue and increased amortization from a show that was not renewed for a second season.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2023 increased as compared to the three months ended September 30, 2022, as the lower television production revenue was more than offset by lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $4.1 million, or 40.2%, primarily due to an increase in incentive based compensation.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$416.5	$396.1	$20.4	5.2%
Expenses:
Direct operating expense	212.8	225.2	(12.4)	(5.5)%
Distribution & marketing expense	114.3	125.8	(11.5)	(9.1)%
Gross contribution	89.4	45.1	44.3	98.2%
General and administrative expenses	22.8	24.1	(1.3)	(5.4)%
Segment profit	$66.6	$21.0	$45.6	217.1%

Direct operating expense as a percentage of revenue	51.1%	56.9%

Gross contribution as a percentage of revenue	21.5%	11.4%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$339.8	$76.7	$416.5	$357.5	$38.6	$396.1
Expenses:
Direct operating expense	170.3	42.5	212.8	174.9	50.3	225.2
Distribution & marketing expense	102.5	11.8	114.3	100.0	25.8	125.8
Gross contribution	67.0	22.4	89.4	82.6	(37.5)	45.1
General and administrative expenses	18.7	4.1	22.8	17.6	6.5	24.1
Segment profit	$48.3	$18.3	$66.6	$65.0	$(44.0)	$21.0

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

	Actual		Pro Forma(1)
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(Amounts in millions)
Starz Domestic
OTT Subscribers	12.02	12.25	12.02	12.25
Linear Subscribers	7.42	8.76	7.42	8.76
Total	19.44	21.01	19.44	21.01
LIONSGATE+
OTT Subscribers(1)	5.36	12.96	3.77	2.75
Linear Subscribers	1.79	1.81	1.79	1.81
Total	7.15	14.77	5.56	4.56
Total Starz
OTT Subscribers(1)	17.38	25.21	15.79	15.00
Linear Subscribers	9.21	10.57	9.21	10.57
Total Starz	26.59	35.78	25.00	25.57
STARZPLAY Arabia(2)	3.04	2.00	3.04	2.00
Total Domestic and International Subscribers(1)	29.63	37.78	28.04	27.57

Subscribers by Platform:
OTT Subscribers(1)(3)	20.42	27.21	18.83	17.00
Linear Subscribers	9.21	10.57	9.21	10.57
Total Global Subscribers(1)	29.63	37.78	28.04	27.57
___________________
(1)Pro forma amounts exclude OTT subscribers for the international territories exited or to be exited in Australia, Continental Europe, Japan, Latin America and the U.K. amounting to 1.59 million and 10.21 million at September 30, 2023 and 2022, respectively.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue increased $20.4 million and reflected increased revenue at LIONSGATE+ of $38.1 million, mostly offset by a decrease of $17.7 million at Starz Networks. The increase in revenue at LIONSGATE+ was primarily due to an increase in revenue from the LIONSGATE+ territories exited, or to be exited of Australia, Continental Europe, Japan, Latin America and the U.K. (the "Exiting Territories") of approximately $36.6 million, which was primarily the result of a modification to shorten a long-term distribution contract in Latin America. Starz Networks' revenue decreased $17.7 million primarily because of declines in revenue of $24.6 million from traditional linear services, which were offset by higher OTT revenue of $6.3 million resulting primarily from a price increase implemented during the quarter. The LIONSGATE+ revenue of $76.7 million for the three months ended September 30, 2023 includes $68.4 million from the Exiting Territories.
During the three months ended September 30, 2023 and 2022, the following original series premiered on STARZ:

Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Title	Premiere Date	Title	Premiere Date
Second Quarter:		Second Quarter:
Minx Season 2	July 21, 2023	Power Book III: Raising Kanan Season 2	August 14, 2022
Heels Season 2	July 28, 2023	Serpent Queen Season 1	September 11, 2022
Men in Kilts Season 2	August 11, 2023
Power Book IV: Force Season 2	July 28, 2023

Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the shutdown, and planned shutdown, of the LIONSGATE+ international service in the Exiting Territories, will result in a decrease in expenses going forward.
The decrease in Media Networks direct operating expenses is due to decreases at LIONSGATE+ of $7.8 million and Starz Networks of $4.6 million in the three months ended September 30, 2023. Direct operating expenses at LIONSGATE+ decreased in the exited, and to be exited, territories as a result of lower programming cost amortization and operating expenses of approximately $3.4 million and lower expense of approximately $5.9 million related to lower foreign exchange losses in the current quarter. The LIONSGATE+ direct operating expense of $42.5 million for the three months ended September 30, 2023 includes $36.2 million from the Exiting Territories. The decrease in Starz Networks direct operating expense was primarily due to lower programming cost amortization of $14.1 million related to theatrical releases under our programming output agreements and $7.4 million related to library content, partially offset by higher programming cost amortization related to our Starz Originals of $4.9 million, and a benefit in the prior year's quarter of $10.0 million associated with the modification of a content licensing arrangement.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $14.0 million at LIONSGATE+ primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, partially offset by an increase of $2.5 million at Starz Networks. The LIONSGATE+ distribution and marketing expense of $11.8 million for the three months ended September 30, 2023 includes $10.7 million from the Exiting Territories.
Gross Contribution. The increase in gross contribution compared to the three months ended September 30, 2022 was due to lower negative gross contribution at LIONSGATE+ of $59.9 million, partially offset by a decrease in gross contribution at Starz Networks of $15.6 million, driven by lower direct operating expense and distribution and marketing expense, and higher LIONSGATE+ revenue, partially offset by lower Starz Networks revenue, as described above. The positive gross contribution related to the Exiting Territories was approximately $21.5 million for the three months ended September 30, 2023.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended September 30, 2023 decreased from the prior year's quarter, due to a decrease of $2.4 million at LIONSGATE+, partially offset by increases of $1.1 million at Starz Networks.

Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$802.5	$502.8	$299.7	59.6%
Television Production	612.4	863.2	(250.8)	(29.1)%
Total Studio Business	1,414.9	1,366.0	48.9	3.6%
Media Networks	797.6	777.3	20.3	2.6%
Intersegment eliminations	(288.4)	(374.2)	85.8	(22.9)%
Total revenues	1,924.1	1,769.1	155.0	8.8%
Expenses:
Direct operating	1,038.3	1,160.0	(121.7)	(10.5)%
Distribution and marketing	466.1	396.2	69.9	17.6%
General and administration	247.1	224.9	22.2	9.9%
Depreciation and amortization	89.0	87.6	1.4	1.6%
Restructuring and other	254.0	241.3	12.7	5.3%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Total expenses	2,758.4	3,585.0	(826.6)	(23.1)%
Operating loss	(834.3)	(1,815.9)	981.6	(54.1)%
Interest expense	(125.8)	(103.4)	(22.4)	21.7%
Interest and other income	4.7	3.1	1.6	51.6%
Other expense	(17.2)	(10.4)	(6.8)	65.4%
Gain on extinguishment of debt	21.2	2.1	19.1	nm
Loss on investments, net	(1.7)	(1.3)	(0.4)	30.8%
Equity interests income	1.5	0.8	0.7	87.5%
Loss before income taxes	(951.6)	(1,925.0)	973.4	(50.6)%
Income tax provision	(7.8)	(11.0)	3.2	(29.1)%
Net loss	(959.4)	(1,936.0)	976.6	(50.4)%
Less: Net loss attributable to noncontrolling interest	2.5	5.9	(3.4)	(57.6)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(956.9)	$(1,930.1)	$973.2	(50.4)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $155.0 million in the six months ended September 30, 2023 reflecting an increase of $48.9 million and $20.3 million from our Studio Business and Media Networks business, respectively, and lower intersegment eliminations of $85.8 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment.
Motion Picture revenue increased $299.7 million in the current period due to greater digital media home entertainment, theatrical, international, television and other revenue. Motion Picture revenue included $77.1 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $63.4 million from the six months ended September 30, 2022.
Television Production revenue decreased $250.8 million due to decreased domestic television revenue from lower third-party revenue and lower intersegment revenues from the licensing of Starz original series, decreased international and other revenue, partially offset by increased digital media home entertainment revenue. Television Production revenue included $211.3 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $149.2 million from the six months ended September 30, 2022.
The decrease in intersegment eliminations of $85.8 million is primarily associated with lower Television Production revenues of $149.2 million for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above, partially offset by higher Motion Picture revenues of $63.4 million reflecting the licensing of certain recent theatrical releases to Starz.
Media Networks revenue increased $20.3 million, and reflected increased revenue at LIONSGATE+ of $50.2 million, offset by a decrease of $29.9 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,
	2023		2022		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$389.3	48.5%	$247.8	49.3%	$141.5	57.1%
Television Production	482.8	78.8	790.6	91.6	(307.8)	(38.9)%
Total Studio Business	872.1	61.6	1,038.4	76.0	(166.3)	(16.0)%
Media Networks	419.2	52.6	472.4	60.8	(53.2)	(11.3)%
COVID-19 related charges (benefit)	(0.4)	nm	(7.1)	nm	6.7	nm
Other	1.4	nm	8.7	nm	(7.3)	nm
Intersegment eliminations	(254.0)	nm	(352.4)	nm	98.4	(27.9)%
	$1,038.3	54.0%	$1,160.0	65.6%	$(121.7)	(10.5)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the six months ended September 30, 2023 due to lower direct operating expenses for our Studio Business and the Media Networks segment, partially offset by lower intersegment eliminations. The decrease at the Studio Business reflects lower direct operating expenses of the Television Production segment due to lower revenues from Television Production, partially offset by higher direct operating expenses of the Motion Picture segment due to higher Motion Picture revenues. The decrease in Media Networks direct operating expense was driven by decreases at Starz Networks of $30.8 million and LIONSGATE+ of $22.4 million due to lower programming cost amortization, and lower foreign exchange losses at LIONSGATE+. The decrease in intersegment eliminations is due to decreased Television Production revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). We incurred certain incremental costs associated with the COVID-19 global pandemic. In the six months ended September 30, 2023, direct operating expense included a benefit of $0.4 million, net of insurance recoveries of $0.6 million (six months ended September 30, 2022 - benefit of $7.1 million, net of insurance recoveries of $7.9 million).

Other. In the six months ended September 30, 2023 and 2022, other direct operating expense includes share-based compensation. In addition, in the six months ended September 30, 2022, other direct operating expenses includes approximately $7.2 million in development costs written off in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. Other direct operating expense in the six months ended September 30, 2022 also includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$220.3	$103.2	$117.1	113.5%
Television Production	16.6	18.3	(1.7)	(9.3)%
Total Studio Business	236.9	121.5	115.4	95.0%
Media Networks	231.3	273.3	(42.0)	(15.4)%
Other	0.4	0.4	—	—%
Intersegment eliminations	(2.5)	1.0	(3.5)	n/a
	$466.1	$396.2	$69.9	17.6%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$149.9	$49.3	$100.6	204.1%

Distribution and marketing expenses increased in the six months ended September 30, 2023, due to higher Studio Business distribution and marketing expense, partially offset by lower Media Networks distribution and marketing expense. The increase at the Studio Business primarily reflects greater Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. The decrease in Media Networks distribution and marketing expense was due to a decrease at LIONSGATE+ of $28.4 million primarily due to a decrease in distribution and advertising expenses from the territories exited, or to be exited, and a decrease at Starz Networks of $13.6 million due to lower spend for our Starz Originals' premieres in the current period. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,				Change
	2023	% of Revenues	2022	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$56.1		$45.7		$10.4	22.8%
Television Production	27.0		21.3		5.7	26.8%
Total Studio Business	83.1		67.0		16.1	24.0%
Media Networks	48.6		47.6		1.0	2.1%
Corporate	63.1		47.9		15.2	31.7%
Share-based compensation expense	40.1		33.2		6.9	20.8%
Purchase accounting and related adjustments	12.2		29.2		(17.0)	(58.2)%
Total general and administrative expenses	$247.1	12.8%	$224.9	12.7%	$22.2	9.9%

General and administrative expenses increased in the six months ended September 30, 2023, resulting from increased corporate, Motion Picture, Television Production, share-based compensation expense, and Media Networks general and administrative expenses, partially offset by lower purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $15.2 million, or 31.7%, primarily due to an increase in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2023, as compared to the six months ended September 30, 2022 is primarily due to lower fair values in the prior year's period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$40.1	$33.2
Restructuring and other(1)	1.6	0.6
Direct operating expense	1.4	0.8
Distribution and marketing expense	0.4	0.4
Total share-based compensation expense	$43.5	$35.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $17.0 million, or 58.2%, primarily due to lower noncontrolling interest discount amortization of $10.0 million and lower expense of $4.5 million associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $89.0 million for the six months ended September 30, 2023 increased $1.4 million from $87.6 million in the six months ended September 30, 2022.
Restructuring and Other. Restructuring and other increased $12.7 million in the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2023 and 2022 (see Note 14 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$239.5	$218.8	$20.7	9.5%
Severance(2)
Cash	9.0	12.4	(3.4)	(27.4)%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	1.6	0.6	1.0	166.7%
Total severance costs	10.6	13.0	(2.4)	(18.5)%
COVID-19 related charges	—	0.1	(0.1)	(100.0)%
Transaction and other costs(3)	3.9	9.4	(5.5)	(58.5)%
	$254.0	$241.3	$12.7	5.3%
_______________________
nm - Percentage not meaningful
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the six months ended September 30, 2023 of $239.5 million (six months ended September 30, 2022 - $213.0 million). See Note 14 to our unaudited condensed consolidated financial statements.

Other Impairments: Amounts in the six months ended September 30, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives.
(3)Transaction and other costs in the six months ended September 30, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the six months ended September 30, 2023, transaction and other costs also includes a benefit of $3.8 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring.
Goodwill and Intangible Asset Impairment. Goodwill and intangible asset impairment of $663.9 million in the six months ended September 30, 2023 included goodwill impairment of $493.9 million and impairment of our indefinite-lived trade names of $170.0 million related to the Media Networks reporting unit, as compared to goodwill impairment of $1.475 billion for the six months ended September 30, 2022 related to the Media Networks reporting unit. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 5 to our unaudited condensed consolidated financial statements for further information.
Interest Expense. Interest expense of $125.8 million in the six months ended September 30, 2023 increased $22.4 million from the six months ended September 30, 2022 due to higher average interest rates and balances on the revolving credit facility, and higher average interest rates on the term loans. The following table sets forth the components of interest expense for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$17.8	$7.3
Term loans	43.9	23.4
Senior Notes	20.0	27.3
Other(1)	29.5	31.5
	111.2	89.5
Amortization of debt issuance costs and other non-cash interest(2)	14.6	13.9
Total interest expense	$125.8	$103.4
 ______________________
(1)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other, see Note 7 to our unaudited condensed consolidated financial statements), and payments and receipts associated with the Company's interest rate swaps (see Note 17 to our unaudited condensed consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 17 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $4.7 million for the six months ended September 30, 2023 compared to interest and other income of $3.1 million for the six months ended September 30, 2022.
Other Expense. Other expense of $17.2 million for the six months ended September 30, 2023 compared to other expense of $10.4 million for the six months ended September 30, 2022, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $21.2 million for the six months ended September 30, 2023 represented a gain associated with the repurchase of $85.0 million principal amount of 5.500% Senior Notes at a discount.
In the six months ended September 30, 2022, the gain on extinguishment of debt of $2.1 million represented a gain associated with the repurchase of $18.7 million principal amount of 5.500% Senior Notes at a discount, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchase of the 5.500% Senior Notes. See Note 6 to our unaudited condensed consolidated financial statements.
Loss on Investments, net. Loss on investments, net was $1.7 million for the six months ended September 30, 2023, as compared to $1.3 million for the six months ended September 30, 2022.
Equity Interests Income. Equity interests income of $1.5 million in the six months ended September 30, 2023 compared to equity interests income of $0.8 million in the six months ended September 30, 2022.

Income Tax Provision. We had an income tax provision of $7.8 million in the six months ended September 30, 2023, compared to an income tax provision of $11.0 million in the six months ended September 30, 2022. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the six months ended September 30, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2023 was $956.9 million, or basic and diluted net loss per common share of $4.12 on 232.1 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2022 of $1,930.1 million, or basic and diluted net loss per common share of $8.51 on 226.8 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022", Segment Results of Operations and Non-GAAP measures for a definition of the non-GAAP measure, total segment profit and Studio Business segment profit, which when presented outside of the segment information and reconciliations included in Note 15 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the six months ended September 30, 2023 and 2022. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Operating loss	$(834.3)	$(1,815.9)	$981.6	(54.1)%
Corporate general and administrative expenses	63.1	47.9	15.2	31.7%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Adjusted depreciation and amortization	19.9	19.7	0.2	1.0%
Restructuring and other	254.0	241.3	12.7	5.3%
COVID-19 related charges (benefit)	(0.4)	(7.1)	6.7	(94.4)%
Content charges	—	7.2	(7.2)	(100.0)%
Adjusted share-based compensation expense	41.9	34.4	7.5	21.8%
Purchase accounting and related adjustments	81.3	97.8	(16.5)	(16.9)%
Total segment profit	$289.4	$100.3	$189.1	188.5%
_______________________
nm - Percentage not meaningful.

See Note 15 to our unaudited condensed consolidated financial statements for further information on the reconciling line items above, and for reconciliations of depreciation and amortization and share-based compensation expense as presented on our unaudited condensed consolidated statements of operations to adjusted depreciation and amortization and adjusted share-based compensation expense, respectively, as presented in the line items above.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business and Media Networks segment.

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$802.5	$502.8	$299.7	59.6%
Television Production	612.4	863.2	(250.8)	(29.1)%
Total Studio Business	$1,414.9	$1,366.0	$48.9	3.6%
Media Networks	797.6	777.3	20.3	2.6%
Intersegment eliminations	(288.4)	(374.2)	85.8	(22.9)%
	$1,924.1	$1,769.1	$155.0	8.8%
Segment Profit (Loss)
Studio Business
Motion Picture	$136.8	$106.1	$30.7	28.9%
Television Production	86.0	33.0	53.0	160.6%
Total Studio Business	$222.8	$139.1	$83.7	60.2%
Media Networks	98.5	(16.0)	114.5	nm
Intersegment eliminations	(31.9)	(22.8)	(9.1)	39.9%
	$289.4	$100.3	$189.1	188.5%
_______________________
nm - Percentage not meaningful.
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$802.5	$502.8	$299.7	59.6%
Expenses:
Direct operating expense	389.3	247.8	141.5	57.1%
Distribution & marketing expense	220.3	103.2	117.1	113.5%
Gross contribution	192.9	151.8	41.1	27.1%
General and administrative expenses	56.1	45.7	10.4	22.8%
Segment profit	$136.8	$106.1	$30.7	28.9%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$149.9	$49.3	$100.6	204.1%

Direct operating expense as a percentage of revenue	48.5%	49.3%

Gross contribution as a percentage of revenue	24.0%	30.2%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023			2022			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$92.3	$1.8	$94.1	$14.5	$2.4	$16.9	$77.2
Home Entertainment
Digital Media	246.4	93.4	339.8	148.0	83.1	231.1	108.7
Packaged Media	32.6	9.4	42.0	19.0	17.0	36.0	6.0
Total Home Entertainment	279.0	102.8	381.8	167.0	100.1	267.1	114.7
Television	134.3	15.0	149.3	79.1	20.9	100.0	49.3
International	139.8	20.9	160.7	83.2	28.0	111.2	49.5
Other	12.2	4.4	16.6	4.6	3.0	7.6	9.0
	$657.6	$144.9	$802.5	$348.4	$154.4	$502.8	$299.7
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
Theatrical revenue increased $77.2 million in the six months ended September 30, 2023 as compared to the six months ended September 30, 2022 due to an increase of $77.8 million from Lionsgate Original Releases driven by the performance of John Wick: Chapter 4 in the current period (which was released on March 24, 2023), and to a lesser extent, a greater number of theatrical slate releases generating revenue in the quarter.

Home entertainment revenue increased $114.7 million, or 42.9%, in the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, due to higher digital media revenue of $108.7 million. The increase in digital media revenue was due to an increase from Lionsgate Original Releases of $98.4 million due to revenues generated from John Wick: Chapter 4 and Jesus Revolution in the current period (fiscal 2023 theatrical slate titles), and a greater number of fiscal 2024 theatrical slate titles released on home entertainment digital media in the current period as compared to the prior year's period. The increase in digital media revenue was also due to an increase from Other Film of $10.3 million from our acquired library titles.
Television revenue increased $49.3 million, or 49.3%, in the six months ended September 30, 2023, as compared to the six months ended September 30, 2022 due to a greater number of television windows opening for our theatrical slate titles than in the prior year's period, and higher revenue recognized for those titles. In particular, the current period included revenue from John Wick: Chapter 4, Plane and Prey for the Devil (fiscal 2023 theatrical releases), as compared to revenue from Moonfall (fiscal 2022 theatrical release) in the prior year's period.
International revenue increased $49.5 million, or 44.5%, in the six months ended September 30, 2023, as compared to the six months ended September 30, 2022 due to an increase from Lionsgate Original Releases of $56.6 million driven by higher revenue generated from our fiscal 2024 and fiscal 2023 theatrical slate titles in the current period as compared to the fiscal 2023 and fiscal 2022 theatrical slate titles in the prior year's period, partially offset by decreased revenue from direct-to-platform releases.
Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in the current period. The decrease in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period, including the amortization rate of the fiscal 2024 and 2023 theatrical slate releases generating revenue in the current period and lower expense related to multi-platform and direct-to-platform Lionsgate Original Releases (which require less marketing cost and generally carry less risk, and thus the film cost is higher as a percentage of revenue). In addition, the current period included a decrease in development write-offs of $9.6 million on Lionsgate Original Releases, and lower expense of $9.5 million related to lower foreign exchange losses in the current period. Investment in film write-downs included in Motion Picture segment direct operating expense increased to $27.0 million in the six months ended September 30, 2023, as compared to $0.5 million in the six months ended September 30, 2022.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the six months ended September 30, 2023 is due to higher theatrical P&A and Premium VOD expense due to higher expense associated with the theatrical slate releases in the current period (including expense for Saw X which was released on September 29, 2023), and to a lesser extent, higher expense for films to be released in subsequent quarters. In the six months ended September 30, 2023 approximately $19.7 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $14.8 million in the six months ended September 30, 2022 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2023 increased as compared to the six months ended September 30, 2022 due to higher Motion Picture revenue, and lower direct operating expense as a percentage of Motion Picture revenue, partially offset by higher distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2023 increased $10.4 million, or 22.8%, primarily due to an increase in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$612.4	$863.2	$(250.8)	(29.1)%
Expenses:
Direct operating expense	482.8	790.6	(307.8)	(38.9)%
Distribution & marketing expense	16.6	18.3	(1.7)	(9.3)%
Gross contribution	113.0	54.3	58.7	108.1%
General and administrative expenses	27.0	21.3	5.7	26.8%
Segment profit	$86.0	$33.0	$53.0	160.6%

Direct operating expense as a percentage of revenue	78.8%	91.6%

Gross contribution as a percentage of revenue	18.5%	6.3%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Television Production	(Amounts in millions)
Television	$371.9	$595.6	$(223.7)	(37.6)%
International	105.6	153.7	(48.1)	(31.3)%
Home Entertainment
Digital	96.0	73.9	22.1	29.9%
Packaged Media	0.7	1.4	(0.7)	(50.0)%
Total Home Entertainment	96.7	75.3	21.4	28.4%
Other	38.2	38.6	(0.4)	(1.0)%
	$612.4	$863.2	$(250.8)	(29.1)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the six months ended September 30, 2023 due to lower third-party revenue from fewer televisions episodes delivered (including significant revenue in the prior year's period from The First Lady Season 1, and lower revenue in the current period from reality television programs) and a decrease of $99.9 million from intersegment revenues from the licensing of Starz original series to Starz Networks (revenue in the prior year's period from Power Book II: Ghost Season 3, P-Valley Season 2, Power Book III: Raising Kanan Season 2, and The Serpent Queen Season 1, among others compared to revenue in the current period from Power Book II: Ghost Season 4 and Power Book III: Raising Kanan Season 3).
International revenue in the six months ended September 30, 2023 decreased $48.1 million, or 31.3% as compared to the six months ended September 30, 2022 due to a decrease of $38.9 million from intersegment revenues from the licensing of Starz original series to LIONSGATE+, and decreased third-party revenue in the current period (The Continental and Acapulco Season 3 in the current period compared to Mythic Quest Season 3, The First Lady Season 1 and Acapulco Season 2 in the prior year's period).
Home entertainment revenue in the six months ended September 30, 2023 increased $21.4 million, or 28.4% as compared to the six months ended September 30, 2022 due to increased third-party digital media revenue (The Continental in the current period, compared to Ghosts Season 1, Nashville Seasons 1 to 6, and The First Lady Season 1 in the prior year's period), partially offset by a decrease of $10.3 million from digital media intersegment revenues from the licensing of Starz original series to Starz Networks.
Other revenue in the six months ended September 30, 2023 decreased $0.4 million, or 1.0% from the six months ended September 30, 2022, and primarily reflects lower revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2023 decreased $307.8 million, or 38.9% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased as compared to the prior year's period, primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the current period included significant revenue from The Continental which has a lower amortization rate as compared to the prior year's period, which included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue. Investment in film and television programs write-downs included in Television Production segment direct operating expense in the six months ended September 30, 2023 were $5.4 million as compared to $4.7 million in the six months ended September 30, 2022.
Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2023 increased as compared to the six months ended September 30, 2022, as the lower television production revenue was more than offset by lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.7 million, or 26.8% primarily due to an increase in incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the six months ended September 30, 2023 and 2022:

	Six Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$797.6	$777.3	$20.3	2.6%
Expenses:
Direct operating expense	419.2	472.4	(53.2)	(11.3)%
Distribution & marketing expense	231.3	273.3	(42.0)	(15.4)%
Gross contribution	147.1	31.6	115.5	365.5%
General and administrative expenses	48.6	47.6	1.0	2.1%
Segment profit	$98.5	$(16.0)	$114.5	nm

Direct operating expense as a percentage of revenue	52.6%	60.8%

Gross contribution as a percentage of revenue	18.4%	4.1%
_______________________
nm - Percentage not meaningful.

The following table sets forth the Media Networks segment profit by product line:

	Six Months Ended			Six Months Ended
	September 30, 2023			September 30, 2022
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$677.2	$120.4	$797.6	$707.1	$70.2	$777.3
Expenses:
Direct operating expense	345.0	74.2	419.2	375.8	96.6	472.4
Distribution & marketing expense	206.3	25.0	231.3	219.9	53.4	273.3
Gross contribution	125.9	21.2	147.1	111.4	(79.8)	31.6
General and administrative expenses	40.0	8.6	48.6	34.1	13.5	47.6
Segment profit	$85.9	$12.6	$98.5	$77.3	$(93.3)	$(16.0)

Revenue. Media Networks revenue increased $20.3 million and reflected increased revenue at LIONSGATE+ of $50.2 million, partially offset by a decrease of $29.9 million at Starz Networks. The increase in revenue at LIONSGATE+, was primarily due to an increase in revenue from the Exiting Territories of approximately $34.3 million, which was primarily the result of a modification to shorten a long-term distribution contract in Latin America. In addition, the increase was due to revenue from the distribution of certain Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets of approximately $15.4 million. Starz Networks' revenue decreased $29.9 million primarily because of declines in revenue of $45.7 million from traditional linear services, which were offset by higher OTT revenue of $14.1 million resulting primarily from a price increase implemented during the quarter. The LIONSGATE+ revenue of $120.4 million for the six months ended September 30, 2023 includes $91.3 million from the Exiting Territories.

During the six months ended September 30, 2023 and 2022, the following original series premiered on STARZ:

Six Months Ended September 30, 2023		Six Months Ended September 30, 2022
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Blindspotting Season 2	April 14, 2023	Gaslit	April 24, 2022
Run the World Season 2	May 26, 2023	P-Valley Season 2	June 3, 2022
Outlander Season 7A	June 16, 2023	Becoming Elizabeth Season 1	June 12, 2022
		Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Minx Season 2	July 21, 2023	Power Book III: Raising Kanan Season 2	August 14, 2022
Heels Season 2	July 28, 2023	Serpent Queen Season 1	September 11, 2022
Men in Kilts Season 2	August 11, 2023
Power Book IV: Force Season 2	July 28, 2023

Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the shutdown, and planned shutdown, of the LIONSGATE+ international service in the Exiting Territories will result in a decrease in expenses going forward.
The decrease in Media Networks direct operating expenses is due to decreases at Starz Networks of $30.8 million and LIONSGATE+ of $22.4 million in the six months ended September 30, 2023. The decrease in Starz Networks direct operating expense was due primarily to lower programming amortization of $20.0 million related to theatrical releases under our programming output agreements, and $15.5 million related to library content, partially offset by a benefit in the prior year's period of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ decreased in the Exiting Territories as a result of lower programming cost amortization and operating costs of approximately $22.3 million and lower expense of approximately $12.8 million related to lower foreign exchange losses, partially offset by higher amortization of investment in films and television programs of $11.2 million associated with the distribution of Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets. The LIONSGATE+ direct operating expense of $74.2 million for the six months ended September 30, 2023 includes $52.4 million from the Exiting Territories.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $28.4 million at LIONSGATE+ primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, and a decrease of $13.6 million at Starz Networks primarily due to lower spend for our Starz Originals' premieres in the current period. The LIONSGATE+ distribution and marketing expense of $25.0 million for the six months ended September 30, 2023 includes $20.2 million from the Exiting Territories.
Gross Contribution. The increase in gross contribution compared to the six months ended September 30, 2022 was due to lower negative gross contribution at LIONSGATE+ of $101.0 million, and an increase in gross contribution at Starz Networks of $14.5 million, driven by lower direct operating expense and distribution and marketing expense, and higher LIONSGATE+ revenue, partially offset by lower Starz Networks revenue, as described above. The positive gross contribution related to the Exiting Territories was approximately $18.7 million for the six months ended September 30, 2023.
General and Administrative Expense. General and administrative expenses in the six months ended September 30, 2023 increased from the prior year's period, due to increases of $5.9 million at Starz Networks, partially offset by a decrease of $4.9 million at LIONSGATE+.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the six months ended September 30, 2023 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of September 30, 2023, we had cash and cash equivalents of $223.6 million.
Corporate Debt
Our corporate debt at September 30, 2023, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with no amounts outstanding at September 30, 2023) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $414.9 million outstanding at September 30, 2023.
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
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $825.4 million outstanding at September 30, 2023.
•Senior Notes: We have $715.0 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at September 30, 2023.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at September 30, 2023 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At September 30, 2023, there was $1,198.9 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes have contractual repayment dates in October 2023 and November 2023. At September 30, 2023, there was $67.9 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $235.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At September 30, 2023, there was $234.3 million outstanding under the Production Tax Credit Facility.

•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At September 30, 2023, there was $124.8 million outstanding under the IP Credit Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2023, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans which are secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2023, an aggregate of $11.6 million remains outstanding under these loans.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $410.1 million as of September 30, 2023 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).
•3 Arts Entertainment. Pursuant to an amendment dated September 14, 2023, the put rights associated with the 3 Arts Entertainment noncontrolling interest were extended, such that the noncontrolling interest holders have a right to put the noncontrolling interest of 3 Arts Entertainment, at fair value, exercisable beginning November 15, 2023, for a 60 day period. Beginning 30 days after the expiration of the exercise period for the put rights held by the noncontrolling interest holders, the Company has a right to call the noncontrolling interest of 3 Arts Entertainment, at fair value, for a 60 day period.

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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential redemption of our noncontrolling interests as discussed above, and the payment for the acquisition of eOne as discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", both of which we may fund with a combination of cash on hand, borrowings under our line of credit and/or new financing arrangements, we have other anticipated cash requirements outside of our normal operations.
Under the current Media Networks business restructuring plan and ongoing strategic review previously discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we estimate we will incur additional charges ranging from approximately $80 million to $160 million related to certain contractual content commitments or programming content impairment charges, among other items related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $130 million to $190 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets. As we continue to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off its platform in the future. We may incur additional content impairment and other restructuring charges beyond the estimates above.
In the short-term, we currently expect that our cash requirements for productions will decrease and that our cash requirements for marketing spend will increase in fiscal 2024 as compared to fiscal 2023.
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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of September 30, 2023 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2023 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Term Loan A	414.9	34.5	380.4
Term Loan B	825.4	12.5	812.9
5.500% Senior Notes	715.0	—	715.0
Film related obligations(2)	1,812.5	1,259.5	553.0
Content related payables(3)	239.9	188.3	51.6
Operating lease obligations	182.4	40.5	141.9
	4,190.1	1,535.3	2,654.8
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	735.5	474.9	260.6
Interest payments(5)	446.8	171.1	275.7
Other contractual obligations	483.2	144.6	338.6
	1,665.5	790.6	874.9
Total future repayment of debt and other commitments under contractual obligations (6)	$5,855.6	$2,325.9	$3,529.7
 ___________________
(1)See Note 6 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)See Note 7 to our unaudited condensed consolidated financial statements for further information on our film related obligations
(3)Content related payables include minimum guarantees and accrued licensed program rights obligations included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at September 30, 2023, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $410.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. See Note 9 to our unaudited condensed consolidated financial statements.

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of September 30, 2023, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2023, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the six months ended September 30, 2023, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At September 30, 2023, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $959.4 million and accumulated deficit of $3,467.5 million were deemed free of restrictions from paying dividends at September 30, 2023.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $43.1 million for the six months ended September 30, 2023 and increased by $220.5 million for the six months ended September 30, 2022, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the six months ended September 30, 2023 and 2022 were as follows:

	Six Months Ended
	September 30,
	2023	2022	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$330.3	$(139.4)	$469.7

Cash flows provided by operating activities for the six months ended September 30, 2023 were $330.3 million compared to cash flows used in operating activities of $139.4 million for the six months ended September 30, 2022. The increase in cash provided by operating activities is due to lower cash used from changes in operating assets and liabilities of $450.1 million. The lower use of cash from changes in operating assets and liabilities was driven by lower cash used for investment in film and television programs and program rights, greater decreases in accounts receivable, net, and greater increases in deferred revenue, partially offset by greater decreases in accounts payable and accrued liabilities. The six months ended September 30, 2022 included proceeds in the prior year's period from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in the prior year's period). In addition, cash flows provided by operating activities for the six months ended September 30, 2023 included a net benefit of approximately $55.8 million from the monetization of accounts receivables programs, as compared to a net use of cash of approximately $10.9 million for the six months ended September 30, 2022 (see Note 18 to our unaudited condensed consolidated financial statements).
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

Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2023 and 2022 were as follows:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Proceeds from the sale of other investments	$0.2	$3.0
Investment in equity method investees and other	(11.3)	(17.5)
Increase in loans receivable	(2.1)	—
Capital expenditures	(18.3)	(21.5)
Net Cash Flows Used In Investing Activities	$(31.5)	$(36.0)
Cash flows used in investing activities of $31.5 million for the six months ended September 30, 2023 compared to cash flows used in investing activities of $36.0 million for the six months ended September 30, 2022, primarily due to lower cash used for investment in equity method investees and other.
Financing Activities. Cash flows provided by (used in) financing activities for the six months ended September 30, 2023 and 2022 were as follows:

	Six Months Ended
	September 30,
	2023	2022
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,084.5	$991.0
Debt - repurchases and repayments	(1,165.5)	(1,211.0)
Net repayments and repurchases of debt	(81.0)	(220.0)

Film related obligations - borrowings	943.6	1,137.9
Film related obligations - repayments	(1,172.9)	(372.2)
Net repayments of film related obligations	(229.3)	765.7

Other financing activities	(31.6)	(149.8)
Net Cash Flows Provided By (Used In) Financing Activities	$(341.9)	$395.9
Cash flows used in financing activities of $341.9 million for the six months ended September 30, 2023 compared to cash flows provided by financing activities of $395.9 million for the six months ended September 30, 2022. Cash flows used in financing activities for the six months ended September 30, 2023 primarily reflects net film related obligations repayments of $229.3 million due to net repayments under production loans and the Production Tax Credit Facility of $168.9 million and net repayments under the Backlog Facility, IP Credit Facility and other of $60.4 million, and net debt repayments and repurchases of $81.0 million. In addition, other financing activities in the six months ended September 30, 2023 includes tax withholding required on equity awards of $30.7 million. Net debt repayments and repurchases of $81.0 million in the six months ended September 30, 2023 included the below transaction, along with required repayments on our term loans:
•During the six months ended September 30, 2023, we repurchased $85.0 million principal amount of the 5.500% Senior Notes for $61.4 million.
Cash flows provided by financing activities of $395.9 million for the six months ended September 30, 2022 primarily reflects net film related and other obligations borrowings of $765.7 million due to net borrowings under production loans and the Production Tax Credit Facility of $411.4 million and increased net borrowings under the Backlog Facility, IP Credit Facility and Distribution Loans of $354.3 million, offset by net debt repayments of $220.0 million. Net debt repayments and repurchases of $220.0 million in the six months ended September 30, 2022 included the below transactions, along with required repayments on our term loans:

•In April 2022, we voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million.
•During the six months ended September 30, 2022, we repurchased $18.7 million principal amount of the 5.500% Senior Notes for $14.6 million.
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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.8 billion at September 30, 2023 (March 31, 2023 - $1.9 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at September 30, 2023 (March 31, 2023 - $1.5 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable SOFR in effect as of September 30, 2023, each quarter point change in interest rates would result in a $2.0 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.2 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.4 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $235.0 million and $175.0 million, respectively).
At September 30, 2023, our 5.500% Senior Notes had an outstanding carrying value of $695.1 million, and an estimated fair value of $475.5 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $20.1 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $21.2 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2023:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total	September 30, 2023
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)(2)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—
Term Loan A(1)(2)	15.6	41.2	44.5	313.6	—	—	414.9	412.8
Average Interest Rate	7.18%	7.18%	7.18%	7.18%	—	—
Term Loan B(1)	6.3	819.1	—	—	—	—	825.4	824.4
Average Interest Rate	7.68%	7.68%	—	—	—	—
Film related obligations(3)	486.7	993.9	189.2	30.3	112.4	—	1,812.5	1,812.5
Average Interest Rate	7.46%	7.07%	6.67%	7.81%	6.62%	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	715.0	715.0	475.5
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(4)
Variable to fixed notional amount	—	1,700.0	—	—	—	—	1,700.0	57.4
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

As of September 30, 2023, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2023.

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

No common shares were purchased by us during the three months ended September 30, 2023.

Additionally, during the three months ended September 30, 2023, no Class A voting shares and 2,212,251 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
10.21	Equity Purchase Agreement by and among Hasbro, Inc., Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., and Lions Gate International Motion Pictures S.à.r.l., dated as of August 3, 2023	8-K	2.1	8/7/2023
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
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

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 9, 2023		Title:	Duly Authorized Officer and Chief Financial Officer